Form 10-Q
period 1999-09-30
AETHER SYSTEMS LLC
filed 1999-12-03
CIK 1093434

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarter ended SEPTEMBER 30, 1999

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

                    For the transition period from     to

                        Commission File Number: 000-27707

                              AETHER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             52-2186634
 (State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification Number)

                               11460 CRONRIDGE DR.
                                OWINGS MILLS, MD
                    (Address of principal executive offices)

                                      21117
                                   (Zip Code)

                                 (410) 654-6400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( ) Yes (X) NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common Stock, $.01 par value, 26,966,995 shares outstanding at November 30,
1999.

                              AETHER SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX


                                                                                       PAGE
                                                                                      NUMBER
                                                                                      -------
PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1:  FINANCIAL STATEMENTS
   Condensed consolidated statements of operations for the three and nine month
      periods ended September 30, 1999 and 1998                                          3
   Condensed consolidated balance sheets as of September 30, 1999 and December
      31, 1998                                                                           4
   Condensed consolidated statements of cash flows for the nine months ended
      September 30, 1999 and 1998                                                        5
   Notes to the condensed consolidated financial statements                              7
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS                                                   12
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      19


PART II:  OTHER INFORMATION
ITEM 1:  Legal Proceedings                                                              20
ITEM 2:  Changes in Securities                                                          20
ITEM 3:  Defaults Upon Senior Securities                                                20
ITEM 4:  Submission of Matters to a Vote of Security Holders                            20
ITEM 5:  Other Information                                                              20
ITEM 6:  Exhibits and Reports on Form 8-K                                               20

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             AETHER SYSTEMS, L.L.C.
                        CONDENSED CONSOLIDATED STATEMENTS
                   OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

                                                         THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                           SEPTEMBER 30,                         SEPTEMBER 30,
                                                           -------------                         -------------
                                                        1999            1998                 1999             1998
                                                        ----            ----                 ----             ----
                                                             (UNAUDITED)                           (UNAUDITED)
Subscriber revenue                                  $      411,002   $      184,576      $    1,009,812    $      309,152
Engineering services revenue                             1,079,963          407,700           1,268,237           843,790
                                                    --------------   --------------      --------------    --------------
          Total revenue                                  1,490,965          592,276           2,278,049         1,152,942
Cost of subscriber revenue                                 357,040          211,627             887,863           411,186
Cost of engineering services revenue                       425,997           88,299             545,826           259,111
                                                    --------------   --------------      --------------    --------------
          Total cost of revenue                            783,037          299,926           1,433,689           670,297
                                                    --------------   --------------      --------------    --------------
          Gross profit                                     707,928          292,350             844,360           482,645
                                                    --------------   --------------      --------------    --------------
Operating expenses:
  Research and development                                 414,106          322,461           1,416,213           911,609
  General and administrative                             1,224,229          699,296           2,806,829         1,972,485
  Selling and marketing                                    382,266          312,829             937,694           626,604
  Depreciation and amortization                            114,509           67,064             308,032           190,884
  Unit option and warrant expense                          935,280            8,145           2,198,430            24,435
                                                    --------------   --------------      --------------    --------------
                                                         3,070,390        1,409,795           7,667,198         3,726,017
                                                    --------------   --------------      --------------    --------------
          Operating loss                               (2,362,462)      (1,117,445)         (6,822,838)       (3,243,372)
Other income (expense):
  Interest income (expense), net                          (47,909)         (32,263)              92,844          (25,228)
  Equity in losses of investment                         (440,000)                -           (440,000)                 -
                                                    --------------   --------------      --------------    --------------
          Net loss                                  $  (2,850,371)   $  (1,149,708)      $  (7,169,994)       (3,268,600)
                                                    --------------   --------------      --------------    --------------
Other comprehensive loss-unrealized
  holding gain /(loss) on investments available
  for sale                                                  73,612                -            (58,604)                 -
                                                    --------------   --------------      --------------    --------------
Comprehensive loss                                  $  (2,776,759)   $  (1,149,708)      $  (7,228,598)    $  (3,268,600)
                                                    ==============   ==============      ==============    ==============
Pro forma statement of operations data
  (unaudited):
  Loss before income taxes, as
     reported                                       $  (2,850,371)   $  (1,149,708)      $  (7,169,994)    $  (3,268,600)
  Pro forma income tax provision
     (benefit)                                                   -                -                   -                 -
                                                    --------------   --------------      --------------    --------------

  Pro forma net loss                                $  (2,850,371)   $  (1,149,708)      $  (7,169,994)    $  (3,268,600)
                                                    ==============   ==============      ==============    ==============
  Pro forma net loss per share-basic
     and diluted                                    $       (0.14)   $       (0.07)      $       (0.36)    $       (0.22)
                                                    ==============   ==============      ==============    ==============
  Pro forma weighted average shares
     outstanding-basic and diluted                      19,953,675       16,013,364          19,903,406        14,857,883
                                                    ==============   ==============      ==============    ==============



     See accompanying notes to condensed consolidated financial statements.

                             AETHER SYSTEMS, L.L.C.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                             SEPTEMBER 30,     September 30,      December 31,
                                                                                 1999              1999               1998
                                                                                 ----              ----               ----
                                                                              (UNAUDITED)       (Pro forma,
                                                                                                unaudited)
Current assets:
  Cash and cash equivalents                                                   $    3,047,956        89,612,356    $    1,755,350
  Short-term investments                                                           2,132,155         2,132,155         6,191,287
  Trade accounts receivable, net of allowance for doubtful
     accounts of $157,061 and $78,538 at December 31,
     1998 and September 30, 1999 (unaudited),
     respectively                                                                    830,536           830,536           118,489
  Inventory, net of allowance for obsolescence of,
     $169,630 and $101,024 at December 31, 1998 and
     September 30, 1999 (unaudited), respectively                                    214,690           214,690           143,617
  Prepaid expenses and other current assets                                        1,099,081           269,081            45,646
                                                                              --------------    --------------    --------------
          Total current assets                                                     7,324,418        93,058,818         8,254,389

  Furniture, computers, and equipment, net                                         1,475,186         1,475,186           510,437
  Intangibles and other assets                                                    15,083,651        15,083,651                 -
                                                                              --------------    --------------    --------------
                                                                              $   23,883,255    $  109,617,655    $    8,764,826
                                                                              ==============    ==============    ==============


                       LIABILITIES, MEMBERS' CAPITAL AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                            $      792,004    $      792,004    $      195,930
  Accrued expenses                                                                 2,177,848         2,177,848           539,325
  Note payable                                                                    14,830,000                 -                 -
                                                                              --------------    --------------    --------------
          Total current liabilities                                               17,799,852         2,969,852           735,255
Deferred tax liability                                                             2,640,000         2,640,000                 -
Members' capital                                                                   3,443,403                 -         8,029,571
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value; 1,000,000 shares authorized;
  0 shares issued  and outstanding September 30, 1999 pro forma                            -                 -                 -
  Common stock, $0.01 par value; 75,000,000 shares authorized;
  26,066,095 shares issued and outstanding September 30, 1999 pro forma                    -           260,670                 -
Additional paid-in capital                                                                 -       104,577,133                 -
Accumulated deficit                                                                        -         (830,000)                 -
                                                                              --------------    --------------    --------------


Commitments and contingencies                                                 $   23,883,255    $  109,617,655    $    8,764,826
                                                                              ==============    ==============    ==============



     See accompanying notes to condensed consolidated financial statements.

                             AETHER SYSTEMS, L.L.C.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                    -------------
                                                                            1999               1998
                                                                            ----               ----
                                                                                 (UNAUDITED)
Cash flows from operating activities:
  Net loss                                                                  (7,169,994)     $  (3,268,600)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization                                               308,032            190,884
    Provision (recovery) for doubtful accounts                                 (78,523)             30,352

    Provision (recovery) for inventory obsolescence                            (68,606)             55,530
    Equity in losses of investment                                              440,000                  -
    Issuance of warrants                                                              -             50,000
    Unit option and warrant expense                                           2,198,430             24,435
    Changes in assets and liabilities:
       Increase in trade accounts receivable                                  (422,198)           (94,914)
       Increase in inventory                                                    (2,467)          (369,937)
       Increase in prepaid expenses and
         other current assets                                                 (187,000)           (24,351)
      Increase in accounts payable and accrued expenses                         675,852            527,633
      Decrease in deferred revenue                                                    -          (162,500)
                                                                         --------------     --------------
         Net cash used in operating activities                              (4,306,474)        (3,041,468)
                                                                         --------------     --------------

Cash flows used in investing activities:

  Sales of short-term investments                                            12,164,210                  -
  Purchases of short-term investments                                       (8,163,682)        (1,847,910)
  Purchases of property and equipment                                         (901,248)          (113,025)
  Costs to acquire Mobeo, net of cash acquired                             (11,570,200)                  -
                                                                         --------------     --------------
         Net cash used in investing activities                              (8,470,920)        (1,960,935)
                                                                         --------------     --------------

Cash flows provided by financing activities:

  Issuance of member units                                                            -          6,501,781
  Exercise of unit options and warrants                                          70,000                 56
  Proceeds from notes payable                                                14,830,000            500,000
  Payment of financing costs                                                  (830,000)                  -
  Repayment of note payable                                                           -          (250,000)
  Issuance of notes receivable to member                                              -          (265,000)
                                                                         --------------     --------------
         Net cash provided by financing activities                           14,070,000          6,486,837
                                                                         --------------     --------------
         Net increase (decrease) in cash and cash
           equivalents                                                        1,292,606          1,484,434
Cash and cash equivalents, at beginning of period                             1,755,350            132,262
                                                                         --------------     --------------
Cash and cash equivalents, at end of period                                   3,047,956          1,616,696
                                                                         --------------     --------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                               $            -     $            -
                                                                         ==============     ==============

                             AETHER SYSTEMS, L.L.C.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Supplemental disclosure of non-cash investing and financing activities:

In 1998, a member converted a $250,000 promissory note payable into membership units.

In 1998, the Company issued 18,442 unit options valued at $374,000 as part of the costs to acquire Mobeo. These amounts have been reported as a reduction in members' capital

For the nine months ended September 30, 1999 (unaudited), the Company incurred an unrealized holding loss associated with its investment available for sale totaling $58,604. These amounts have been reported as a reduction in members' capital.

     See accompanying notes to condensed consolidated financial statements.

                             AETHER SYSTEMS, L.L.C.

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Aether Systems, L.L.C. and its subsidiary, Mobeo, Inc. Aether Systems, L.L.C. was merged into Aether Systems, Inc. effective October 25, 1999 and are collectively referred to as the "Company". The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the three and nine months ended September 30, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form S-1 filed with the Securities and Exchange Commission on October 20, 1999.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Revenue Recognition

    The Company derives subscriber revenue from the provision of real-time access to information from selected financial markets integrated into existing wireless communication platforms. Subscriber revenue consists of monthly fixed charges for usage and equipment and is recognized as the service is provided on a monthly basis and a one-time non-refundable activation fee, which is recognized upon service activation. Direct activation costs are expensed as incurred. Also included in subscriber revenue are market exchange fees for access to financial information from the securities exchanges and markets, which are recognized as the service is provided. Engineering services revenue is derived from the provision of wireless integration consulting under time-and-materials and fixed-fee contracts. Revenue on time-and-materials contracts is recognized as services are performed. Revenue on fixed-fee contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Anticipated contract losses are recognized as soon as they become known and estimable.

    (b) Cost of Revenues

    Cost of subscriber revenue consists primarily of airtime costs, financial data costs, wireless handheld device costs, and securities and market exchange fees. Cost of engineering services revenue consists of cash compensation and related costs for engineering personnel and materials.

    (c) Investment in OmniSky

    The Company uses the equity method of accounting for advances to and earnings and losses of its investment in OmniSky.

    (d) Unit Options and Warrants

    The Company accounts for equity-based compensation arrangements in accordance with the provisions of Accounting Principle Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, CONTINUED

    (e) Pro Forma Condensed Consolidated Statements of Operations Data and Net Loss Per Share

    Prior to the closing of the Company's initial public offering on October 26, 1999, each member of Aether Systems, L.L.C. contributed its membership units in Aether Systems, L.L.C. to Aether Systems, Inc. in exchange for two and one-half shares of common stock of Aether Systems, Inc. Following such contribution, Aether Systems, L.L.C. was merged with and into Aether Systems, Inc., as a result of which all assets and liabilities of Aether Systems, L.L.C. were transferred to Aether Systems, Inc. Aether Systems, Inc. is subject to Federal and state taxes at prevailing corporate rates. Accordingly, pro forma condensed consolidated statements of operations data is based on the assumption that Aether Systems, L.L.C.'S merger with and into Aether Systems, Inc., had occurred at the beginning of each period. The Company has provided no income taxes on a pro forma basis due to the losses incurred in all periods.

    The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by the dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Pro forma basic and diluted net loss per share has been calculated assuming that the capital structure established at the date of the initial public offering was in effect during the periods presented. As the Company had a net loss in each of the periods presented, pro forma basic and diluted net loss per share are the same.

    (f) Pro Forma Consolidated Balance Sheet

    The pro forma consolidated balance sheet has been prepared to reflect the sale of 6,900,000 shares of the Company's common stock including 900,000 shares from the exercise of the underwriters' over-allotment option, at the initial public offering price less underwriting discounts and offering expenses, repayment of the short-term note payable, and the merger of Aether Systems, L.L.C. with and into Aether Systems, Inc. (see Note 3).

    (g) Income Taxes

    Aether Systems, L.L.C. elected limited liability company status and, as such, was not directly subject to federal and state income taxes. Instead, the members were responsible for income taxes on their proportionate share of taxable income. Members were also entitled to a proportionate share of tax deductions and credits.

    (h) Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(3) INITIAL PUBLIC OFFERING

    On October 26, 1999, the Company completed an initial public offering of 6,900,000 shares, including 900,000 shares from the exercise of the underwriters' over-allotment option, at a price of $16.00 per share, and received estimated net proceeds (after expenses of the offering) of approximately $100.8 million. Immediately prior to the closing of this offering, members of Aether Systems, L.L.C. contributed their units in the limited liability company to Aether Systems, Inc., a newly formed Delaware corporation in exchange for two and one-half shares of common stock. Following this contribution, Aether Systems, L.L.C. was merged with and into Aether Systems, Inc.

                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, CONTINUED

(4) 3COM WARRANTS

    In connection with the sale of membership units to 3Com, the Company granted a conditional warrant to 3Com to purchase 357,466 member units at an exercise price of $0.01 per unit. 3Com vested in 57,466 units in June 1999 upon completion of a joint sales and marketing plan. As a result, the Company recorded unit option and warrant expense of approximately $862,000. 3Com vests in the remaining 300,000 warrants as follows: 150,000 warrants upon the occurrence of the Company obtaining $6 million in engineering services revenue from opportunities introduced by 3Com and 150,000 warrants upon the Company obtaining 6,000 wireless service subscribers, all from opportunities introduced by 3Com. If and when it becomes probable that 3Com will attain the specified milestones necessary for the warrants to vest, the Company will begin to record an expense reflecting the fair value of the warrant, which will be determined in part based on the market price of the common stock. The Company would begin to recognize this expense based on the probability that the milestones would be achieved, continuing through the actual vesting date. The Company would initially estimate the amount of the expense at the time of the determination that achievement is probable, based in part on the market price of the common stock at that time. At the time of the actual vesting, the fair value of the warrant would be remeasured and, if different from the value used in initially estimating the expense, the difference would be reflected as an additional charge or credit at that time. As of September 30, 1999, the Company believes that it is not yet probable that the member will attain the specified milestones relating to the remaining 300,000 warrants and, accordingly, no expense relating to these warrants has been recorded.

(5) EMPLOYMENT AGREEMENT WITH CHIEF EXECUTIVE OFFICER

     In June 1999, the Company entered into an employment agreement with its Chief Executive Officer ("Executive"). As part of this agreement, the Executive was granted 350,000 unit options at an exercise price of $4.00 per unit and the right to grant an additional 50,000 unit options at an exercise price of $4.00 per unit to other key executives. These options expire in June 2009. In September 1999, the Company granted the Executive an additional 70,000 unit options at an exercise price of $10.00 per unit. These options expire in September 2009. Both grants of options became fully vested in October 1999, as a result of the completion of the Company's initial public offering, and each option was converted into an option to acquire 2.5 shares of common stock of Aether Systems, Inc. at an exercise price equal to the exercise price per unit divided by 2.5. In October 1999, the Company will record option and warrant expense of $16.5 million, which is equal to the difference between the fair value of the shares of Aether System Inc.'s Common Stock and the exercise price measured at the date of the initial public offering times the number of options.

(6) OMNISKY VENTURE

    On August 9, 1999, the Company entered into a new venture with 3Com, forming a new Company called OpenSky, which was later renamed OmniSky. OmniSky was formed to develop wireless Internet access, e-mail and electronic commerce services that address opportunities in the emerging consumer and business mass markets. The Company contributed a perpetual, non-exclusive, non-assignable, worldwide license to certain proprietary software in exchange for a 26% equity interest in OmniSky in the form of 7,000,000 shares of Series A Preferred Stock and an option to purchase an additional 3,000,000 shares of Series A Preferred Stock for an additional $2.5 million. Upon exercising the option, the Company would increase its ownership in OmniSky to 33% on a fully diluted basis. On November 9, 1999, the Company exercised its option to acquire these additional shares. Additionally, the Chief Executive Officer of the Company serves as a member of OmniSky's board of directors. The Company will also provide engineering services under a letter of agreement with OmniSky in the amount of $3.0 million through June 2000. As of September 30, 1999, the Company has recognized $1.0 million in engineering services revenue under the OmniSky agreement.

    The Company accounts for its investment in OmniSky under the equity method of accounting. The Company has recorded $440,000 in expenses through September 30, 1999, to reflect its proportionate share of the losses in OmniSky based upon preliminary unaudited financial information provided by OmniSky.

    In October 1999 the Company agreed to pay for the purchase of 25,000 Minstrel V modems from OmniSky for a price per modem of $230. OmniSky has an exclusive buying arrangement with Novatel for Minstrel V modems, which is expected to begin in December of 1999 and run through March of 2000. We have paid for 20,000 of the 25,000 modems in two installments: $1,400,000 on October 15, 1999 and $3,200,000 on November 15, 1999. The modems are scheduled to be delivered to the Company beginning in November of 1999 through April of 2000.

                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, CONTINUED

(7) ACQUISITION OF MOBEO, INC.

     On August 19, 1999, the Company entered into a purchase agreement to acquire all the outstanding common stock of Mobeo, Inc. ("Mobeo") for an aggregate purchase price consisting of cash of $11.9 million which includes estimated acquisition costs of $150,000, and 18,442 unit options with an exercise price of $12.00 per unit valued at approximately $374,000. The acquisition was closed on September 28, 1999. Mobeo provides employees and customers at major banks and financial institutions with continuous pricing information and news headlines for foreign exchange, government securities, and commodity markets on wireless handheld devices. Additionally, the Company entered into two-year advisory service agreements with two former owners of Mobeo which provide for the grant of an aggregate 125,000 unit options with an exercise price of $15.00 per unit in the Company. The Company expects to record approximately $2.2 million as option and warrant expense over the two-year term of the agreements. The Company also issued 22,000 options at an exercise price of $6.00 per unit and 30,000 options at an exercise price of $12.00 per unit to employees of Mobeo. The Company expects to record approximately $1.1 million as option and warrant expense over the vesting period of the options of two years. When Aether Systems, L.L.C. was merged into Aether Systems, Inc. each option was converted into an option to acquire 2.5 shares of common stock of Aether Systems, Inc. at an exercise price equal to the exercise price divided by 2.5.

    Total consideration, net of cash acquired, paid for the Mobeo acquisition was approximately $11.6 million in cash and $374,000 in unit options. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date. The preliminary allocation of the purchase price is summarized as follows:


Current and other assets                                      $  248,000
Fixed assets, net                                                371,000
Current liabilities                                           (1,559,000)
Deferred tax liabilities                                      (2,640,000)
Intangibles and goodwill                                      15,524,000
                                                              ----------

         Total consideration paid                             $11,944,000
                                                              -----------



The following summary, prepared on a pro forma basis, presents the results of operations as if the Mobeo acquisition had been completed as of January 1, 1998.

                                                     Nine Months Ended     Nine Months Ended
                                                     September 30, 1999    September 30, 1998
                                                     ------------------    ------------------
Revenue                                              $ 9,745,883           $ 7,588,532
Net loss                                             $(8,332,808)          $(4,880,576)
Net loss per share basic and diluted                 $(0.42)               $(0.33)

The pro forma results of operations are not necessarily indicative of what actually would have occurred if Mobeo had been owned for the entire periods presented or a projection of the Company's results of operations for any future period.

    The final allocation of the purchase price will be determined during the fourth quarter. The Company expects to amortize the value of the intangibles and goodwill over an average estimated useful life of 6 years.

(8) NOTES PAYABLE

    In September 1999, the Company entered into a $17,000,000 senior secured credit facility with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated. The credit facility was for a one-year term, with the possibility of extension for an additional one-year term and accrued interest at a variable rate. The credit facility was collateralized by substantially all of the assets of the Company and contained certain financial covenants. In connection with the credit facility, the Company granted warrants to Merrill Lynch Capital Corporation to purchase up to 967,876 of the member units in the Company which became exercisable for no consideration if the Company did not repay the credit facility in a timely manner. On September 28, 1999, the Company borrowed approximately $14,830,000 under the credit facility, primarily to pay the purchase price of Mobeo. On October 26, 1999, the Company repaid the amount outstanding under the credit facility and the warrants were canceled.

(9) INCENTIVE PLANS

    In September 1999, the Company adopted the 1999 Equity Incentive Plan and a Senior Bonus Plan. Under the 1999 Equity Incentive Plan, the Company has the ability to grant options to acquire up to 5.4 million shares of common stock to its employees, directors, and service providers. The Company recorded approximately $927,000 in unit option and warrant expense for the difference between the exercise price and the fair market value of the units at the date of grant during the three months ended September 30, 1999. The Company expects to record approximately $3.1 million in unit option and warrant expense for the difference between the exercise price and the fair market value of the units at the date of grant over the vesting period of two years.

                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, CONTINUED

(10) RESERVED SHARE PROGRAM

     Prior to October 20, 1999, the effectiveness of the Company's registration statement for its initial public offering, the Company sent a letter to approximately 90 employees, officers and directors of the Company whom it had designated as potential offerees of up to 390,000 shares of common stock in a directed share program in connection with its initial public offering. These materials were not accompanied by a preliminary prospectus and may have constituted a prospectus that does not meet the requirements of the Securities Act of 1933. If the mailing of these original materials did constitute a violation of the Securities Act of 1933, the recipients of the letter who purchased common stock in the initial public offering could have the right, for a period of one year from the date of their purchase of common stock, to obtain recovery of the consideration paid in connection with their purchase of common stock or, if they have already sold the stock, sue the Company for damages resulting from their purchase of common stock. These refunds or damages could total up to approximately $6.2 million, based on the initial public offering price of $16.00 per share, in the event that investors suffer a total loss of their investment during this period and seek refunds or damages.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

    You should read the following description of our financial condition and results of operations in conjunction with the Company's Condensed Financial Statements and Notes thereto included herewith, and with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and notes thereto for the years ended December 31, 1996, 1997 and 1998, included in the Company's Form S-1 filed October 20, 1999.

OVERVIEW

    Aether Systems L.L.C. was originally formed as Aeros, L.L.C. in January 1996. We changed our name to Aether Technologies International, L.L.C. effective August 1996 and to Aether Systems L.L.C effective September 1999. Immediately prior to the completion of our initial public offering, the limited liability company was converted into a Delaware corporation called Aether Systems, Inc.

    From our inception until March 1997, we primarily provided wireless engineering services, including the development of wireless software applications for customers. In March 1997, we began offering services that provide the users of wireless handheld devices access to real-time financial information. During 1997, we made a strategic decision to focus a significant portion of our engineering resources on the development of these and other wireless data services and systems, including our AIM (Aether Intelligent Messaging) package of wireless messaging software and software development tools (also known as a software platform) and other wireless data applications. This resulted in a decrease in engineering services revenue as a percentage of total revenue and an increase in subscriber revenue as a percentage of total revenue. We expect this trend to continue in the foreseeable future with an increasing percentage of our revenue being derived from subscriber revenue. We also expect to derive revenue from the licensing of our AIM software platform.

    Our subscriber base was 1,080 at September 30, 1999, 687 at December 31, 1998 and 150 at December 31, 1997. The growth in subscribers over these periods was primarily the result of the attraction of new subscribers to the service. We currently offer two subscriber services; the Reuters MarketClip and the Morgan Stanley Dean Witter Online TradeRunner. Reuters MarketClip provides real-time wireless access to financial data and the Morgan Stanley Dean Witter Online TradeRunner provides real-time wireless financial data and enables subscribers to trade stocks using wireless handheld devices. Reuters MarketClip yearly subscriptions started to expire in March 1999 and 77% of all subscribers eligible to renew during the period from March to September 1999 renewed their contracts for an additional one-year period. The Morgan Stanley Dean Witter Online TradeRunner was released to the public in August of 1999 so no renewal information is available.

    For the nine months ended September 30, 1999, our cost to acquire subscribers was greater than the revenue we expect to derive from those customers over the initial one-year contract term. The cost to acquire subscribers during this period was approximately $1,061,000 and the contracts entered into during that period provide for payments of approximately $545,000 during the one-year term of the contracts. We expect that revenue from new customers will exceed subscriber acquisition costs as the number of subscribers increases to cover our fixed costs, but this will depend on the rate at which subscriber levels increase and we cannot determine when this will occur or assure you that it will ever occur.

    On September 28, 1999, we acquired Mobeo, Inc. ("Mobeo"). Mobeo provides employees and customers of major banks and financial institutions with real-time price quotes and news for foreign exchange, government securities and commodities markets on wireless handheld devices. Mobeo's subscriber base was 3,352 at September 30, 1999, 3,339 at December 31, 1998 and 2,811 at December 31, 1997. The net increase in subscribers from December 31, 1998 to September 30, 1999 was due to 828 new subscriptions and the termination of 817 subscriptions. We believe that a substantial number of the terminations and additions are the result of changes in personnel at financial institutions whose traders are Mobeo subscribers. Mobeo subscriber revenue (on a stand-alone basis) was $7.5 million for the nine months ended September 30, 1999, $8.6 million for the year ended December 31, 1998 and $7.1 million for the year ended December 31, 1997.

    On August 9, 1999, we entered into a joint venture with 3Com called OpenSky, which was renamed OmniSky in October 1999. We contributed a perpetual, non-exclusive, non-assignable, royalty-free worldwide license to our AIM software platform in exchange for 7,000,000 shares of Series A Preferred Stock, which represents a 26% equity interest in OmniSky on a fully diluted basis. We also received an option to acquire additional 3,000,000 shares of Series A Preferred Stock for an aggregate exercise price of $2.5 million. We and 3Com formed OmniSky to pursue opportunities in the emerging consumer and business mass markets for wireless internet access, e-mail and Internet and other electronic transaction applications. We have entered into a letter agreement with OmniSky that requires OmniSky to pay us $3 million over a 12-month period ending in June 2000 in exchange for engineering services. We have the right to offer OmniSky's services to our subscribers in exchange for a monthly fee of $3 per subscriber. On November 9, 1999, we exercised our option in OmniSky which increased our equity interest in OmniSky to 33% on a fully diluted basis.

    On October 26, 1999, we completed an initial public offering of 6,900,000 shares, including 900,000 shares from the exercise of the underwriters' over-allotment option, at a price of $16.00 per share, and received net proceeds (after expenses of the offering) of $101.4 million. Immediately prior to the closing of this offering, members of Aether Systems, L.L.C. contributed their units in the limited liability company to Aether Systems, Inc., a newly formed Delaware corporation in exchange for two and one-half shares of our common stock. Following this contribution, Aether Systems, L.L.C. was merged with and into Aether Systems, Inc.

    Since our inception, we have invested significant capital to build our customer service and network operations center. Additionally, we have incurred significant operating costs to develop our AIM software platform and other software applications and to grow our business. As a result, we have incurred operating losses since our inception. Part of our strategy is to continue to invest in business development, research and development and marketing and advertising. As a result, we expect to continue to incur operating losses for at least the next several quarters.

RESULTS OF OPERATIONS

    We derive our revenue from the sale of wireless data services and by providing wireless engineering services. Revenue from wireless data services consists of:

    - a one time non-refundable activation fee, which we recognize upon service activation;

    - monthly service fees, which we recognize as services are provided to the subscriber; and

    - monthly exchange fees for access to financial information from the securities exchanges and markets, which we recognize as services are provided to the subscriber. We remit these fees to the various exchanges and markets on a regular basis.

As part of our service offerings, we also provide our subscribers with the option to purchase wireless handheld devices from us at cost, which we generally bill over the initial term of the contract.

    We also expect to derive revenue from the licensing of our AIM software platform.

     Contracts with our wireless data subscribers are for a one-year period and include a termination penalty if cancelled by the subscriber before the one-year term expires. These contracts are generally renewable at the option of the subscriber for additional one-year periods or otherwise continue on a monthly basis until cancelled by the subscriber. Mobeo has one-month, one-year and two-year contracts that include a deposit that is forfeited if cancelled by the subscriber before the term of the agreement has expired. These contracts automatically renew for additional periods equal to the original term. Revenue from wireless engineering services consists of amounts billed to our customers for engineering time on an hourly basis or on a fixed fee per project basis. This revenue is recognized as the work is performed.

    Cost of subscriber revenue consists primarily of airtime costs, financial data costs, wireless handheld device costs and securities exchange and market fees. Our airtime costs are determined by agreements we have with several wireless carriers. Typically, we have one-year contracts to buy data network capacity either for an agreed amount of kilobytes at a flat fee or on a cents-per-kilobyte basis. Cost of engineering services revenue consists of cash compensation and related costs for engineers and other non-reimbursed, project-related costs.

    Research and development expenses consist primarily of cash compensation and related costs for engineers engaged in research and development activities and, to a lesser extent, costs of materials relating to these activities. We expense research and development costs as we incur them. General and administrative expenses consist primarily of cash compensation and related costs for general corporate and business development personnel, along with rent and other costs. Selling and marketing expenses consist primarily of advertising and promotions, sales and marketing personnel, travel and entertainment and other costs.

    Depreciation and amortization expenses consist primarily of depreciation expenses arising from equipment purchased for our network operations center and other property and equipment purchases. On a pro forma basis, giving effect to the Mobeo acquisition, depreciation and amortization expenses will consist primarily of amortization related to goodwill and other intangibles to be recognized as a result of the Mobeo acquisition.

    Unit option and warrant expense consists of expenses recorded to account for the difference, on the date of grant, between the fair market value and the exercise price of unit options issued to employees and the fair value of equity-based awards to non-employees.

    Net interest income consists primarily of interest earned on cash and cash equivalents and short-term investments, net of fees paid to fund managers and interest expense on monies borrowed.

    Equity in losses of investment consists of our proportionate share of the net losses of OmniSky recorded under the equity method of accounting.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    Subscriber revenue. Subscriber revenue increased to $411,002 for the three months ended September 30, 1999 from $184,576 for the three months ended September 30 1998. The increase was primarily due to additional subscribers associated with the launch of Reuters MarketClip and Morgan Stanley Dean Witter Online TradeRunner, and we expect a significant portion of future revenue to come from financial services and online trading products. Mobeo contributed $55,389 of revenue for the two days that Aether owned Mobeo during the three-month period ended September 30, 1999.

    Engineering services revenue. Engineering services revenue increased to $1.1 million for the three months ended September 30, 1999 from $407,700 for the three months ended September 30, 1998. This increase was primarily due to revenue recognized under our OmniSky contract of $1.0 million.

    Cost of subscriber revenue. Cost of subscriber revenue increased to $357,040 for the three months ended September 30, 1999 from $211,627 for the three months ended September 30, 1998. The increase was primarily due to an increase in the number of subscribers to Reuters MarketClip, which was launched in March 1998 and Morgan Stanley Dean Witter Online TradeRunner, which was launched in August 1999. We expect revenues for financial services and online trading products to increase, resulting in an increase in the cost of subscriber revenue. The cost of subscriber revenue as a percent of subscriber revenue decreased for the three months ended September 30, 1999 as compared to the same period of the prior year in part because we met minimum airtime usage requirements with various wireless networks.

    Cost of engineering services revenue. Cost of engineering services revenue increased to $425,997 for the three months ended September 30, 1999 from $88,299 for the three months ended September 30, 1998. This increase was primarily due to an increase in engineering services as discussed above.

    Research and development expenses. Research and development expenses increased to $414,106 for the three months ended September 30, 1999 from $322,461 for the three months ended September 30, 1998. This increase was primarily due to the hiring of additional engineers for increased research and development activities associated with the development of our AIM software platform and wireless data services. We expect to continue to make substantial investments in research and development and anticipate that these expenses will continue to increase.

    General and administrative expenses. General and administrative expenses increased to $1.2 million for the three months ended September 30, 1999 from $699,296 for the three months ended September 30, 1998. This increase was primarily due to the addition of personnel performing general corporate and business development activities. We expect general and administrative expenses to increase as we add personnel and incur additional expenses related to the anticipated growth of our business and our operation as a public company.

    Selling and marketing expenses. Selling and marketing expenses increased to $382,266 for the three months ended September 30, 1999 from $312,829 for the three months ended September 30, 1998. The increase was primarily due to an increase in advertising and promotion costs related to the launch of Reuters MarketClip in March 1998 and Morgan Stanley Dean Witter Online Trade Runner in August 1999. We expect selling and marketing expenses to increase significantly as we incur additional expenses to increase brand awareness and add personnel.

    Depreciation and amortization. Depreciation and amortization expenses increased to $114,509 for the three months ended September 30, 1999 from $67,064 for the three months ended September 30, 1998. This increase was primarily due to an increase in the purchase of property and equipment related to the expansion of our corporate offices.

     Unit option and warrant expense. Unit option and warrant expense increased to $935,280 for the three months ended September 30, 1999 from $8,145 for the three months ended September 30, 1998. The increase was primarily due to an increase in the number of options that vested during the period with exercise prices less than the fair value on the date of grant. We expect to record a one-time option and warrant expense charge of $16.5 million in October 1999 related to options granted to the Chief Executive Officer and other key executives. These options vested upon the completion of our initial public offering. We expect to record an additional $6.4 million in option and warrant expense over the vesting period of two years for options granted to its employees, employees of Mobeo, and selling shareholders of Mobeo.

    Interest income, net. Net interest income decreased to $(47,909) for the three months ended September 30, 1999 from $(32,263) for the three months ended September 30, 1998. The decrease was primarily due to realized losses on sales of short-term investments.

    Equity in losses of investment was $(440,000) for the three months ended September 30, 1999 relating to our proportionate share of losses from OmniSky accounted for under the equity method of accounting. We expect to continue to record an increasing amount of equity in losses of investment, as OmniSky ramps up its operating costs.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

    Subscriber revenue. Subscriber revenue increased to $1.0 million for the nine months ended September 30, 1999 from $309,152 for the nine months ended September 30, 1998. The increase was primarily due to additional subscribers associated with the launch of Reuters MarketClip and Morgan Stanley Dean Witter Online TradeRunner, and we expect a significant portion of future revenue to come from financial services and online trading products. Mobeo contributed $55,389 of revenue for the two days that Aether owned Mobeo during nine-month period ended September 30, 1999.

    Engineering services revenue. Engineering services revenue increased to $1.3 million for the nine months ended September 30, 1999 from $843,790 for the nine months ended September 30, 1998. This increase was primarily due to revenue recognized under our OmniSky contract of $1.0 million.

    Cost of subscriber revenue. Cost of subscriber revenue increased to $887,863 for the nine months ended September 30, 1999 from $411,186 for the nine months ended September 30, 1998. The increase was primarily due to an increase in the number of subscribers to Reuters MarketClip, which was launched in March 1998 and Morgan Stanley Dean Witter Online TradeRunner, which was launched in August 1999. We expect revenues for financial services and online trading products to increase, resulting in an increase in the cost of subscriber revenue. The cost of subscriber revenue as a percent of subscriber revenue decreased for the nine months ended September 30, 1999 as compared to the same period of the prior year in part due to us meeting minimum airtime usage requirements with various wireless networks.

    Cost of engineering services revenue. Cost of engineering services revenue increased to $545,826 for the nine months ended September 30, 1999 from $259,111 for the nine months ended September 30, 1998. This increase was primarily due to an increase in engineering services as discussed above.

    Research and development expenses. Research and development expenses increased to $1.4 million for the nine months ended September 30, 1999 from $911,609 for the nine months ended September 30, 1998. This increase was primarily due to the hiring of additional engineers for increased research and development activities associated with the development of our AIM software platform and wireless data services. We expect to continue to make substantial investments in research and development and anticipate that these expenses will continue to increase.

    General and administrative expenses. General and administrative expenses increased to $2.8 million for the nine months ended

September 30, 1999 from $2.0 million for the nine months ended September 30, 1998. This increase was primarily due to the addition of personnel performing general corporate and business development activities. We expect general and administrative expenses to increase as we add personnel and incur additional expenses related to the anticipated growth of our business and our operation as a public company.

    Selling and marketing expenses. Selling and marketing expenses increased to $937,694 for the nine months ended September 30, 1999 from $626,604 for the nine months ended September 30, 1998. The increase was primarily due to an increase in advertising and promotion costs related to the launch of Reuters MarketClip in March 1998 and Morgan Stanley Dean Witter Online TradeRunner in August 1999. We expect selling and marketing expenses to increase significantly as we incur additional expenses to increase brand awareness and add personnel.

    Depreciation and amortization. Depreciation and amortization expenses increased to $308,032 for the nine months ended September 30, 1999 from $190,884 for the nine months ended September 30, 1998. This increase was primarily due to an increase in the purchase of property and equipment related to the expansion of our corporate offices.

    Unit option and warrant expense. Unit option and warrant expense increased to $2.2 million for the nine months ended September 30, 1999 from $24,435 for the nine months ended September 30, 1998. Of this increase approximately $862,000 was primarily due to the fact that warrants held by 3Com to acquire 57,466 units became exercisable in the nine months ended September 30, 1999. Approximately $1.3 million relates to an increase in the number of options that vested during the period with exercise prices less than the fair value on the date of grant. We expect to record a one-time option and warrant expense charge of $16.5 million in October 1999 related to options granted to the Chief Executive Officer and other key executives. These options vested upon the completion of our initial public offering. We expect to record an additional $6.4 million in option and warrant expense over the vesting period of two years for options granted to its employees, employees of Mobeo, and selling shareholders of Mobeo.

    Interest income, net. Net interest income increased to $92,844 for the nine months ended September 30, 1999 from $(25,228) for the nine months ended September 30, 1998. The increase was primarily due to increased cash balances as a result of our private placement financings completed in August 1998 and October 1998.

    Equity in losses of investment was $(440,000) for the nine months ended September 30, 1999 relating to our proportionate share of losses from OmniSky accounted for under the equity method of accounting. We expect to continue to record an increasing amount of equity in losses of investment, as OmniSky ramps up its operating costs.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations primarily through private placements of our equity securities, which have resulted in net proceeds of $15.7 million through September 30, 1999. As of September 30, 1999, we had $5.2 million in cash and short-term investments and a $(10.5) million working capital deficit. On October 26, 1999, we completed our initial public offering and raised net proceeds (after expenses of the offering) of approximately $101.4 million. As of September 30, 1999, on a pro forma basis including the initial public offering, we would have cash and short-term investments of $91.8 million and working capital of $90.1 million.

    On September 28, 1999, we borrowed $14.8 million under a senior secured interim credit facility with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, one of the underwriters of our initial public offering, and Merrill Lynch Capital Corporation. The loan was due and payable one year from the closing date, with the possibility of a single extension up to one year. We had the ability to prepay the loan at any time without any penalty. Interest on borrowings under the credit facility were to accrue at a rate of, at our option, either LIBOR plus a specified margin which increases over time or the lender's base rate plus a specified margin which also increases over time. The initial interest rate per annum was 11.1%. The facility was secured by substantially all of our assets and the assets of our subsidiaries. The subsidiaries also guaranteed repayment under the credit facility. The credit facility contained terms and conditions typical for credit facilities of this type and size and also included financial covenants.

    In connection with this credit facility, Merrill Lynch Capital Corporation received warrants to purchase up to 2,419,690 shares of our common stock for no consideration. These warrants only became exercisable if the credit facility was not repaid in a timely manner. On October 26, 1999, the Company repaid the amount borrowed under the credit facility with proceeds from our initial public offering. The warrants granted to Merrill Lynch Capital Corporation were canceled.

    Net cash used in operating activities was $4.3 million and $3.0 million for the nine months ended September 30, 1999 and 1998, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

     Net cash used in investing activities was $8.5 million and $2.0 million for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 we invested cash in the purchase of property and equipment and costs to acquire Mobeo offset in part by from the net sale of short-term investments. Cash used in investing activities for the nine months ended September 30, 1998 was primarily for the purchase of property and equipment and short-term investments.

     Net cash provided by financing activities was $14.1 million and $6.5 million for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, cash provided by financing activities was primarily attributable to borrowings under our credit facility with Merrll Lynch & Co. Cash provided by financing activities for the nine months ended September 30, 1998 was primarily attributable to proceeds from additional private sales of our equity securities.

    For the remainder of 1999, we expect to have the following expenditures and requirements:

    - $4.6 million for the purchase of Minstrel V modems from OmniSky (see note 6 in the notes to the Condensed Consolidated notes to the financial statements),

    - $2.5 million for exercising warrants in OmniSky, increasing our ownership from 26% to 33%,

    - $2.0 million for expansion of our network operations center,

    - enhancement of Mobeo's service offerings,

    - increases in sales and marketing expenditures,

    - research and development, and

    - other working capital needs to grow our business.

We may also need funds to complete any acquisitions we may decide to pursue.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. Although, we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements beyond the next twelve months, unanticipated events and opportunities may make it necessary for us to return to the public markets or establish new credit facilities or raise capital in private transactions in order to meet our capital requirements.

YEAR 2000 READINESS

    Many currently installed computer systems and software products are coded to accept or recognize only two digits rather four digits to define the year in the date code field. These systems and software products will need to accept four digit year entries to distinguish 21st century dates from 20th century dates. Systems and products that are not corrected to do this could cause a disruption of operations including a temporary inability to process transactions, send invoices or engage in other normal business activities. We maintain a significant number of computer software systems and operating systems across our entire organization, which are potentially subject to year 2000 problems.

    The discussion below includes the products and infrastructure of Aether and its recent acquisition, Mobeo, except where noted.

    We have taken several steps to prepare for the year 2000 transition. We developed all our in-house software, including our AIM software platform, using four digit date codes. We run all these applications on hardware and operating systems that we have determined are year 2000 compliant. The Reuters MarketClip and Morgan Stanley Dean Witter Online TradeRunner applications have been successfully tested using year 2000 data supplied by Reuters and Morgan Stanley Dean Witter respectively. All our computer hardware has been inventoried and checked against the manufacturers' year 2000 compliance declarations. All non-compliant hardware has been upgraded if possible, or replaced. All third-party software, including operating systems and applications, have been inventoried and checked against the manufacturers' compliance statements. We will further assure the integrity of our business critical third party software by conducting transaction testing in a year 2000 environment by early December. We have upgraded and fixed software as recommended by the manufacturers.

    We have received assurances from external entities that could affect our business. We have on file the Y2K compliance statements of our data providers, landline and wireless network carriers, device manufacturers and current corporate customers whose systems might impact our own systems.

We have developed a contingency plan to deal with failures that may occur during the year 2000 transition. With the assistance of KPMG, we conducted a business impact analysis and mapped the most critical of these into a contingency plan that identified proactive measures to be taken to prepare for system failures as well as those people responsible. In the event of a material system or product failure in spite of Aether's efforts to date, a crisis management plan has been developed and is in place if needed.

    The most likely worst case scenario would be the failure of the landline or wireless networks that carry data to us or from us to our customers. If this happened, we would not be able to deliver our services to our customers and we may lose revenue.

    Although we have taken the steps described above to make our systems year 2000 compliant, we may experience material problems and expenses associated with year 2000 compliance that could adversely affect our business, results of operations and financial condition. If the assurances we have received from third parties regarding their compliance is inaccurate we may experience disruption resulting in additional expense and loss of revenue. We are also subject to outside forces that might generally affect industry and commerce, such as year 2000 compliance failures by utility or transportation companies. If our customers experience disruptions related to our services and software systems, they may begin litigation against us even if the disruptions were caused by their own systems or software provided by others.

    We have purchased most of our equipment within the last four years, which has kept the costs of year 2000 compliance efforts to a minimum. All non-compliant software and equipment has been upgraded or replaced at a cost that is not material to us and our total costs relating to year 2000 compliance have been less than $100,000. Based on our review of compliance to date, we do not expect any future costs related to year 2000 compliance to be material.

QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

    We have limited exposure to financial market risks, including changes in interest rates. At September 30, 1999, we had short-term investments of approximately $2.1 million. These short-term investments consisted of highly liquid investments in debt obligations of the U.S. Government and other highly rated entities with maturities of up to 30 years. These investments are classified as available-for-sale and are considered short-term, because we expect to sell them within 12 months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. At September 30, 1999, the value of our short-term investments was approximately $117,000 less than our cost. If market interest rates continue to rise, the value of our short-term investments will continue to decrease. We expect to sell these investments prior to maturity, and therefore we may not realize the full value of these investments. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest only in short-term, investment grade, interest-bearing instruments and thus do not expect future interest rate risk to be significant.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This report includes forward-looking statements relating to, among other things, future results of operations, our plans and expectations regarding our future services and operations and our investment in OmniSky, and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but not limited to our limited operating history with subscriber based services, our historical losses and potential larger future losses, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological change, our dependence on wireless networks owned and controlled by others, our reliance on a small number of customers and the other factors that we describe in the section entitled "Risk Factors" in the prospectus that we filed with the SEC on October 21, 1999, pursuant to Rule 424(b).

        ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See disclosure in the section entitled "Qualitative and Quantitative Disclosure About Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 18.

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 1999, Aether Technologies, L.L.C. (predecessor to Aether Systems, L.L.C.) issued 30,000 units pursuant to an option exercise for proceeds of $30,000. The securities issued in the foregoing transactions were (i) offered and sold in reliance upon exemptions from Securities Act registration set forth in Section 4(2) of the Securities Act. No underwriters were involved in the foregoing sales of securities.

On October 20, 1999, our Registration Statement on Form S-1 (SEC File No. 333-85697), for our initial public offering of 6,000,000 shares on common stock, par value $0.01 became effective. All 6,000,000 were sold upon completion of the initial public offering at an aggregate offering price of $96,000,000, reflecting an offering price of $16 per share. Merrill Lynch and Co., Robertson Stevens, Donaldson, Lufkin and Jenrette and U.S. Bancorp Piper Jaffray acted as managing underwriters for the initial public offering. Underwriting discounts and commissions for the shares sold in the initial public offering totaled $6,720,000.

In connection with the initial public offering, we registered and offered the underwriters of the offering an option to purchase an additional 900,000 shares of common stock at the $16 per share offering price. The underwriters exercised this option on October 22, 1999. After deducting underwriting discounts and commissions, we received approximately $13,414,000 in proceeds from the exercise of this option.

In connection with its initial public offering, we incurred estimated expenses of approximately $1,900,000. None of our expenses in connection with the offering were paid directly or indirectly to our directors or officers or our associates, or to persons owning 10% or more of our common stock or other affiliates. After deducting underwriting discounts and commissions and other expenses, we received net proceeds of approximately $100,794,000 from the initial public offering.

The primary purposes of the initial public offering were to obtain additional working capital, create a public market for the Company's common stock and facilitate future access to public markets. We used approximately $14,830,000 of the net proceeds to repay in full all indebtedness incurred under the senior secured interim credit facility with Merrill Lynch & Co., one of the underwriters of this offering, of which $11,570,000 was used to purchase Mobeo, approximately $830,000 was used to pay fees and expenses related to the credit facility, and the remaining $2,430,000 was allocated for general corporate purposes. We used approximately $2,500,000 of the net proceeds to exercise warrents in Omnisky and $4,600,000 to purchase Minstrel V Modems. The remaining net proceeds have been invested in short-term, investment grade, interest-bearing instruments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Dated:        December 3, 1999

                                    Aether Systems, Inc.



                      By:           /s/ David C. Reymann
                                    --------------------
                                    David C. Reymann
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)