Form 10-K405
period 1999-12-31
AETHER SYSTEMS LLC
filed 2000-03-24
CIK 1093434

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 000-27707

                              AETHER SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      52-2186634
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

            11460 CRONRIDGE DRIVE                                  21117
            OWINGS MILLS, MARYLAND                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (410) 654-6400

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, PAR VALUE $.01

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 15, 2000 was $3,115,167,405.

     As of March 15, 2000, 32,192,913 shares of the Registrant's common stock, $.01 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for 1999 Annual Meeting of the Registrant which will be filed with the Commission within 120 days after the close of the fiscal year and is incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
                                      PART I
Item 1          Business....................................................    2
Item 2          Properties..................................................   19
Item 3          Legal Proceedings...........................................   20
Item 4          Submission of Matters to a Vote of Security Holders.........   20
                                     PART II
Item 5          Market for the Company's Common Equity and Related Security
                  Holder Matters............................................   21
Item 6          Selected Financial Data.....................................   22
Item 7          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................   23
Item 7A         Quantitative and Qualitative Disclosures about Market
                  Risk......................................................   38
Item 8          Financial Statements and Supplementary Data.................   38
Item 9          Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure..................................   38
                                     PART III
Item 10         Directors and Executive Officers of the Registrant..........   39
Item 11         Executive Compensation......................................   39
Item 12         Security Ownership of Certain Beneficial Owners and
                  Management................................................   39
Item 13         Certain Relationships and Related Transactions..............   39
                                     PART IV
Item 14         Exhibits, Financial Statement Schedules and Reports on Form
                  8-K.......................................................   40

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "INTEND," "MAY," "WILL" AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO AETHER SYSTEMS, INC. ("AETHER" OR THE "COMPANY") OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND BUSINESS."

     Other matters set forth in this Annual Report on Form 10-K may also cause actual results to differ materially from those described in the forward-looking statements. Aether undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We provide wireless data services, systems and software enabling people to use handheld devices for mobile data communications and real-time transactions. We design, develop, sell and support complete wireless systems for corporations seeking to make data available to mobile workers or consumers. Our capabilities include our wireless data engineering and development expertise, our wireless integration software, our customer service and network operations center and, following our acquisition of Riverbed, our mobile data management software.

THE AETHER SOLUTION

     Mobile workers and consumers typically gain remote access to electronic data and transactional capabilities in one of two ways:

     - through continuous, real-time communications between databases and handheld devices using wireless communications networks, or

     - by periodically updating, or synchronizing, data between the device and database using a direct connection, such as a phone line.

We provide the services and resources necessary to provide these capabilities using our engineering staff, our wireless integration and mobile data management software and our customer service and network operations center. Our capabilities address most of the common issues companies face when building and supporting wireless and other mobile data systems.

     Issue:  Wireless and other mobile data communications systems are complex.

        Many information technology managers lack the engineering and system resources to design, develop, install and maintain new software and systems that give their companies' workforces and customers mobile access to corporate applications.

     Solution:  We provide comprehensive mobile communications services.

        We have all the resources necessary to design, develop, install and maintain wireless and other mobile data communications systems for customers. We have 84 engineers, including 34 who focus on the ScoutWare family of software products. Our engineers use our Aether Intelligent Messaging software platform, or AIM, to extend corporate applications to almost any wireless environment. Through our acquisition of Riverbed, we are able to provide a complete suite of software products that extend corporate data to mobile handheld devices. We have established relationships with the leading wireless network carriers, including AT&T Wireless Services, Bell Atlantic Mobile, BellSouth Wireless Data and GTE Corp. We have negotiated favorable airtime agreements with these carriers, allowing us to offer our end users flat-rate pricing no matter how much data is transmitted or where a device is used. Our network operations center offers a secure gateway to wireless networks for data delivered to us by our customers, and our customer service center provides devices and call center support to end users. We provide as many, or as few, of these elements as customers require to develop their systems.

     Issue:  There is a wide variety of incompatible standards.

        To build a wireless data system, a business must integrate disparate networks, devices and operating systems. Companies often require multiple networks to meet the needs of their workers and customers, based on their geographic location and preferred devices, which may use different communications protocols. This can involve complex negotiations with several wireless carriers. Additionally, companies typically use a variety of operating systems for their internal data applications.

     Solution:  Our software and systems can integrate a wide variety of networks, devices and operating systems.

        We give our customers a high degree of flexibility and choice, freeing them from the need to integrate technologies from a variety of parties to develop their systems. Our AIM software platform supports the most widely used wireless data networks in the United States, known as CDPD, Mobitex and ARDIS, as well as circuit-switched network protocols, including GSM and CDMA. As a result, our customers' end users can choose the devices they prefer, including Palm, Windows CE and other personal organizers, notebook computers, pagers and mobile phones. Our WAP Enterprise Center has a team of engineers and sales executives dedicated to supporting and developing applications for WAP, a series of specifications that allow mobile phones to display Internet information. We also are planning to extend our AIM software platform's capabilities to the Microsoft micro-browser and the operating system known as EPOC for handheld devices developed by Symbian Ltd. (a wireless software company jointly owned by Ericsson, Matsushita Communication Industrial Co., Ltd., Motorola, Nokia and Psion PLC). Our AIM software platform can interact with the major operating systems on which most corporate applications run, including Windows NT, UNIX, Linux and most mainframe operating systems.

        As connections to new systems have become needed, our engineers have adapted our AIM software platform to meet the needs of those systems. We believe that as the wireless data market evolves there will continue to be a multitude of protocols for networks, devices and operating systems. We plan to update our software platforms continually to address the ongoing need to integrate these protocols. We believe we are the only firm that currently provides this level of service to companies seeking to develop wireless data systems.

     Issue:  Wireless data transmissions are slow and expensive.

        Most of today's wireless data networks operate at less than half the speed of telephone dial-up connections, limiting the delivery of useful data to only small amounts of text and few graphics. Data feeds typically include large amounts of unnecessary data, including message headers and routing information. Because wireless carriers typically charge by the kilobyte of data transmitted, extraneous data add unnecessary cost.

     Solution:  Our systems optimize data transmissions for wireless networks.

        Our AIM software platform optimizes data transmission by employing compression and data-thinning techniques. As a result, users get information faster when they send queries from their devices, and they get more useful information for the price. Our AIM software platform reduces the number of data packets required in a typical wireless transmission by as much as 66%. We ensure reliable message delivery through measures that confirm data have arrived properly and resend data if no acknowledgement has been received.

        Over the next several years, wireless carriers and equipment vendors are planning to build so-called third generation, or 3G, networks, which promise to transmit data at much higher speeds and offer more compatibility among devices. No matter how fast networks become, the need for low cost, secure and reliable data transmission will continue. We have designed our AIM software platform to grow with the capabilities of wireless networks. For example, we are currently working with U.S. and European wireless network carriers to develop our financial trading services to operate over networks using General Packet Radio Services, known as GPRS, a new high-speed wireless network standard.

     Issue: Corporate managers require rigorous security standards when entrusting their data to third parties.

     Solution:  We provide a secure network operations center.

        Our network operations center has numerous redundant elements and serves as a high-security physical link between data feeds from our business customers' and others' data systems and wireless carrier networks. This relieves corporations from the burden of constructing similar facilities. We believe our network operations center is capable of meeting the security standards for services we developed or are developing for our customers, who include Reuters, Morgan Stanley Dean Witter Online and Charles Schwab. We believe that our network operations center is a vital component of our wireless data service offerings that differentiates us from our competitors. We encrypt, or scramble, digital messages as they move along wireless networks using technology licensed from Certicom Corp. Recently we reached an agreement to use "digital signature" technology provided by Diversinet, which authenticates the identity of the sender and recipient of such messages.

     Issue: Corporate information technology managers are reluctant to configure and maintain inventories of wireless devices and provide ongoing customer support.

     Solution:  We provide product fulfillment and customer service.

        We send end users fully functioning mobile devices configured for the wireless data networks and applications they will use. We also have a customer service center providing ongoing end user support. Companies do not have to worry about configuring devices for use by their employees and customers, fixing broken units, handling warranties or answering questions from users.

THE AETHER STRATEGY

     Our strategy is to be the dominant provider of wireless data services and systems to corporations by using our engineering expertise, our software platforms, our customer service and network operations center and our other resources. We seek to maximize recurring revenue by developing wireless data services. We believe our capabilities and experience have established us as an early market leader in wireless data services, and a key element of our strategy is to move quickly into new opportunities to extend our leadership position. Our strategy includes the following key elements:

     Target a variety of industries and market segments for development of wireless data communications and services in the United States and internationally. Our strategy initially focused on developing services for the financial services sector, whose participants we believe are among the earliest adopters of wireless data services. While seeking to extend our offerings in the financial services sector, we also seek to move into other industries and market segments in the United States and internationally. Since January 2000, we have entered into the following acquisitions, investments, agreements and letters of intent in pursuit of this strategy:

     - We acquired Riverbed, a company that develops and licenses mobile data management software. This acquisition gives us access to the industries Riverbed currently serves, including healthcare, transportation logistics and sales force automation.

     - We acquired LocusOne, which develops wireless data systems for companies that distribute goods and services using their own delivery fleets. This acquisition extends our business to the transportation logistics and delivery industry.

     - We entered into a non-binding letter of intent with Reuters to form a new company to develop wireless data systems in Europe, initially focusing on the financial services industry.

     - We formed a new company, Inciscent, to develop wireless e-mail, Internet access and other applications for the small business and home office market segments. We formed Inciscent with paging company Metrocall, Internet service provider PSINet, investment firm Hicks, Muse, Tate & Furst and other investors.

     - We increased our investment in OmniSky, a company we formed with 3Com. With our engineering assistance, OmniSky is developing wireless e-mail, Internet access and other electronic transactions capabilities primarily for the consumer market, and we have the right to offer these capabilities to our business customers.

     - We entered into a non-binding memorandum of understanding with Nextel Finance Company to develop wireless data services using the Nextel wireless communications network. Nextel and Aether plan to jointly develop and market applications for mobile workforces in financial services, transportation and other industries. Applications are being planned for WAP-enabled Nextel phones as well as for Palm and Windows CE devices that are connected to Nextel wireless phones.

     - We entered into a non-binding letter of intent with Proxicom, Inc., an Internet consulting and development company, to jointly pursue opportunities to provide wireless data services to companies.

     - We entered into a non-binding letter of intent with CyberBills, an online bill-paying service, to develop a wireless electronic bill presentment and payment service for CyberBills' consumer distribution network.

     In furtherance of our acquisition strategy, we routinely review and conduct investigations of potential acquisitions. When we believe a favorable opportunity exists, we seek to enter into discussions with the owners or management regarding the possibility of an acquisition, investment or joint venture. At any given time, we may be in discussions with one or more parties. We are currently reviewing acquisitions, investments and joint ventures that could extend our business into new areas.

     Continue to develop the market for existing and new services in the financial services sector. We believe that news, stock prices and other financial information are among the most accessed content on the Internet. The Internet has also enabled the growth of online trading activity. We have targeted two types of financial services subscribers, individual investors and market professionals, each of whom understands the value of receiving real-time information and trading capabilities. We are currently focused on launching commercial service for our most recent customers and attracting additional financial institutions as customers.

     Offer the widest range of software products that address every aspect of wireless integration and mobile data management for mobile workers and consumers. We plan to provide services and products that meet all mobile and wireless software needs, including our AIM wireless integration software and the ScoutWare mobile data management software suite. These offerings give corporate software engineers a complete set of development tools for designing mobile and wireless data applications for a wide variety of handheld devices and networks.

     Continue to develop mass-market wireless applications like e-mail and Internet access and bundle them with custom corporate applications. Our involvement with OmniSky, a company we formed in August 1999 with 3Com, allows us to combine, or "bundle," our custom corporate wireless data services with wireless e-mail and Internet access offered by OmniSky. We also recently announced the formation of our WAP Enterprise Center, which provides engineers who develop applications for wireless phones that offer data services (so called WAP smartphones) and the systems to support data communications to these devices. Through our recent investment in Inciscent, we also plan to develop wireless e-mail, Internet access and other applications for the small office and home office market segments.

     Expand our customer base and strengthen the Aether brand through enhanced sales and marketing efforts. We are increasing our sales and marketing expenditures significantly to increase our direct sales force and advertise the Aether brand. We intend to build our sales force focused on companies that want to provide wireless access to their data applications. As a result of our acquisition of Riverbed, we are incorporating Riverbed's ScoutWare software sales force with our AIM software platform sales effort. We will target large corporations in industries that both invest heavily in technology and have significant numbers of mobile customers or employees. In addition, we will continue to build relationships with third party software developers who wish to use our software platforms to provide their applications with wireless capabilities. Our branding efforts will include advertising, public relations, speaking engagements and sponsorship of major conferences.

     Maintain and strengthen our strategic relationships with suppliers and customers. A key to our ability to provide complete wireless data services to our customers is our relationships with wireless network carriers and manufacturers of wireless devices. These relationships take time to develop, providing us with an advantage by getting our services to market before our competitors. We intend to maintain and strengthen these relationships by negotiating more cost-effective rate plans with existing wireless network carriers, testing our wireless services with providers of next-generation, high-speed wireless networks and working with manufacturers and industry forums to guide development of new devices and applications.

     Apply the expertise we gain through engineering services and research and development activities to emerging business opportunities. While we no longer provide engineering services strictly to generate revenue, we do take on engineering assignments that might allow us to embrace technological advances or expand into new industry sectors or services. To this end, we have established a new research and development division that will evaluate new technologies, applications and business opportunities that demonstrate significant market potential. The division will initially be staffed by seven engineers, including our chief technology officer, who will head that division.

SERVICES AND PRODUCTS

     The services and products we currently offer or are developing or acquiring include:

     - delivering wireless information and transaction services;

     - software licensing; and

     - providing engineering services for the design, development and support of wireless data systems.

     The following table sets forth summary information regarding services and products we now offer or are developing or acquiring.

WIRELESS INFORMATION AND TRANSACTION SERVICES
--------------------------------------------------------------------------------

         SERVICE                USERS OF SERVICE      DATE INTRODUCED    REVENUE TYPE                    SERVICE DESCRIPTION
--------------------------  ------------------------  ---------------  -----------------         -----------------------------------
EXISTING FINANCIAL SERVICES
  Reuters MarketClip        Individual investors         March 1998        Monthly recurring     Market quotes, news and alerts
  TradeRunner               Morgan Stanley Dean          August 1999       Monthly recurring     Equities and options trading,
                            Witter Online investors                                              market quotes, news and alerts
  F/X Alert                 Financial market             September 1999    Monthly recurring     Foreign exchange quotes, news and
                            professionals                                                        alerts

FINANCIAL SERVICES UNDER DEVELOPMENT
  PocketBroker              Charles Schwab online                          Monthly recurring     Equities and options trading,
                            investors                                                            market quotes, news and alerts
  PitViper                  Chicago Board of Trade                         Monthly recurring     Entry and reconciliation of
                            floor traders                                                        commodities orders
  Name to be determined     National Discount                              Monthly recurring     Equities and options trading,
                            Brokers online investors                                             market quotes, news and alerts
  Name to be determined     Brokers or firms                               Monthly recurring     Customer account access and
                            clearing through Bear                                                trading, market quotes, news and
                            Stearns                                                              alerts
  Name to be determined     TD Waterhouse Investor                         Monthly recurring     Equities and options trading,
                            Services online                                                      market quotes, news and alerts
                            investors

WIRELESS TRANSPORTATION & DELIVERY SERVICES
  e-Mobile Delivery         Physician Sales &  Service   January 1998      Monthly recurring     LocusOne software suite and
                            MAC Papers                   September 1998    and/or licensing      application service that enables
                            Office Depot                 June 1999                               wireless transactions at the point
                            NuCo2                        September 1998                          of sale, customer contact or
                            Suntory Water Group          August 1999                             delivery


SOFTWARE LICENSING
----------------------------------------------------------------------------------------------------------------------------------
PRODUCT                     LICENSEES OF SOFTWARE     DATE OF CONTRACT  REVENUE TYPE       SOFTWARE FUNCTION
--------------------------  ------------------------  ----------------  -----------------  ---------------------------------------
  Aether Intelligent        Inciscent*                                  Upfront and/or     Allows for secure, efficient transport
    Messaging                                                           per-user           of data over wireless networks; also
                                                                        licensing fees     provides tools for wireless
                                                                                           applications development
  ScoutWare                 Palm Computing            September 1999    Per-user           Riverbed ScoutWare software suite links
                            U.S. Postal Service       June 1999         licensing fees     mobile devices to corporate data
                            Becton Dickinson          November 1999                        systems, provides application
                            Oracle                    March 1999                           development and management tools

 * We plan to license AIM to Inciscent for a one-time charge of $1 million. We have licensed AIM to OmniSky on a royalty-free basis in connection with our equity investment in OmniSky.

ENGINEERING SERVICES
-----------------------------------------------------------------------------------------------------------------------
CUSTOMER                    DATE OF CONTRACT          REVENUE TYPE     SERVICE DESCRIPTION
--------------------------  ------------------------  ---------------  ------------------------------------------------
  Response Services Center  January 2000              Engineering      Develop location-tracking capabilities for
                                                      fees             towing firms, vehicle fleets
  Merrill Lynch             October 1999              Engineering      Develop wireless financial services for
                                                      fees             financial professionals
  OmniSky                   August 1999               Engineering      Develop and provide e-mail, Internet access and
                                                      fees             electronic transactions capabilities on wireless
                                                                       handheld devices

  Wireless Information and Transaction Services

     Our wireless information and transaction services and customers are described below.

     - Reuters MarketClip. In March 1998, we introduced the Reuters MarketClip service, which delivers news stories, real-time financial market price quotes, historical graphs and stock alerts from Reuters to Palm and Windows CE devices. We charge individual subscribers a flat monthly fee for unlimited usage of this service in addition to the fees charged by the securities exchanges and markets for the right to view real-time price quotes. The service operates using the wireless network systems known as CDPD and Mobitex. These networks cover geographic areas that enable us to provide service to more than 90% of the U.S. population. We also continue to support AirBroker, a predecessor service to Reuters MarketClip that provides market information using mobile phones.

     - Morgan Stanley Dean Witter Online TradeRunner. In August 1999, we launched TradeRunner, a service that allows Morgan Stanley Dean Witter Online's customers to trade stocks, mutual funds and options using Palm devices. In addition, subscribers receive news stories, real-time financial market price quotes, historical graphs and stock alerts from Reuters. We charge Morgan Stanley Dean Witter Online account holders who subscribe to this service a flat monthly fee for unlimited usage, in addition to the fees charged by the securities exchanges and markets for the right to view real-time price quotes. Users pay Morgan Stanley Dean Witter Online's regular commission fees for any trades. We support TradeRunner through our customer service and network operations center. The service operates using CDPD or Mobitex networks.

     - F/X Alert. As a result of the Mobeo acquisition, we offer real-time information on foreign exchange rates and selected commodities markets. These services deliver time-sensitive financial information from Reuters over wireless networks that reach the largest 100 metropolitan markets in the United States. F/X Alert offers real-time price quotes, news and alert tracking for more than 150 financial instruments including foreign exchange, fixed income, futures/derivatives and commodities. In addition, we continue to offer other Mobeo services, called Scrappy, Energy and Pocket Futures, which track the scrap metals, energy and futures markets, respectively, as well as Mobeo 1.0, a two-way financial market price quotes and information service, similar to MarketClip, that operates using the RIM 950 two-way pager.

     - Charles Schwab PocketBroker. In December 1999, we signed a definitive agreement with Charles Schwab to develop a wireless financial trading and information service for Schwab's brokerage customers. We are currently testing a pilot version of the service. We and our network carriers have agreed to pay for advertising and marketing of this service and match the amount spent by Schwab up to an agreed upon maximum amount. In addition, we have agreed to provide engineering support to implement Schwab's service at no charge for two years. At launch, we will charge Schwab customers who subscribe to this service a flat monthly fee for unlimited usage.

     - Chicago Board of Trade PitViper. In June 1999, we began a limited trial of a wireless trade recording system, PitViper, for the Chicago Board of Trade. This trial allows up to 15 users of Palm devices to track and record trades executed on the floor. Once a trade is entered on PitViper, the terms of the trade are transmitted to Chicago Board of Trade's trade confirmation system. Traders can also access real-time price quotes for commodities and futures as well as news stories. We expect that the Chicago Board of Trade will make PitViper available to the approximately 3,500 Chicago Board of Trade floor traders if the trial succeeds. We intend to charge individual subscribers a flat monthly fee for the service.

     - Additional financial services under development. We are also developing wireless financial trading and information services for National Discount Brokers, Bear Stearns and TD Waterhouse Investor Services. We announced our agreement to build a wireless financial trading and information service for National Discount Brokers in November. That agreement calls for us to develop wireless stock-trading capability along with OmniSky's wireless e-mail and Internet access on Palm, WindowCE and other devices. The Bear Stearns project involves developing wireless trading applications for its brokers, clients and other financial professionals. We recently signed a letter of intent to develop a wireless financial trading and information service for TD Waterhouse. The Bear Stearns and TD Waterhouse projects are each in a preliminary stage, and we cannot assure you that definitive agreements will be signed for either of them.

     - Wireless transportation and delivery services (e-Mobile
       Delivery). e-Mobile Delivery, a service we offer following our acquisition of LocusOne, allows corporations to track customer orders, inventory and fleet vehicle locations more efficiently. The e-Mobile Delivery group of products offers comprehensive ways to automate the point of customer contact, sales, delivery or service. These products integrate with corporate data systems and work using a variety of wired and wireless communications networks. LocusOne customers for the e-Mobile group of products include Physician Sales & Service, MAC Papers, Office Depot, NuCo2 and Suntory Water Group.

  Software Licensing

     We currently license our AIM software platform, which is the core technology underpinning most of our wireless data services, and, through our acquisition of Riverbed, license the ScoutWare software platform. We describe these software platforms below.

     Aether Intelligent Messaging

     AIM is a package of wireless messaging software and development tools -- or software platform -- that facilitates the development of wireless data systems. We developed the AIM software platform in 1997 to improve the performance of data delivery over wireless networks and to provide a development kit to speed the software development process. We use the AIM software platform internally to develop and support the wireless data services we offer our customers. We have launched a program to license the AIM software platform to both software developers and large corporations. Software developers can integrate the AIM software platform with their applications to provide those applications with a wireless capability. When the AIM-based application is sold, we can then earn one-time revenue from per-user license fees or recurring revenue if the application is run from our network operations center. Similarly, corporate customers who develop AIM-based applications for their own use can pay us license fees per user or recurring services fees if we host the application.

     How the AIM Software Platform Works. The diagram below illustrates how the AIM software platform works to integrate sources of data with wireless networks and devices. Data and applications come from internal corporate systems, such as those at Morgan Stanley Dean Witter Online, from public data sources via the Internet or from proprietary systems such as Reuters Selectfeed Plus. The AIM software platform then takes the data, replaces unnecessary or repetitive message-header information with more streamlined tags, compresses and encrypts it so the data can move quickly and securely outside the security system (or "firewall"), controlling access to and from the source's network, and then sends it over the airwaves using any of a number of wireless networks to the intended device. Not all devices will work on all wireless carrier networks. Our AIM software platform can be configured to support other networks as they are developed and as customer needs require.

                     [HOW THE AIM SOFTWARE PLATFORM WORKS GRAPHIC]

     The AIM software platform has the following features and benefits.

     - The AIM software platform enhances the speed, efficiency and security of data transmission over wireless networks. The AIM software platform trims unnecessary electronic message tags and compresses data, with no loss in the reliability of message delivery. As a result, users get data quickly and at a low cost. The AIM software platform uses a sophisticated technology known as elliptic curve cryptography, or ECC, which was developed by Certicom, to encode the data so it cannot be read by a third party that intercepts the data. Additionally, we recently reached an agreement to use "digital signature" technology provided by Diversinet, which authenticates the identity of the sender and recipient of such messages.

     - The AIM software platform simplifies programming required to convert data into a form that can be transmitted over wireless networks. The AIM software platform uses industry-standard programming languages and includes application program interfaces. The AIM software platform comes with a software development kit that provides programmers step-by-step guides and automatically generates code for major system components based on the options selected. As a result, programmers can focus on the business objectives the system is designed to meet, rather than becoming immersed in unfamiliar and complex software and wireless network protocols.

     - The AIM software platform facilitates the interaction of major operating systems on which most corporate applications run with the most widely used wireless data networks and devices. To date, the AIM software platform is compatible with the following wireless network carrier protocols, mobile device operating systems and corporate operating systems:

        - wireless network carrier protocols: CDPD, Mobitex and ARDIS;

        - mobile device operating systems: Palm computing platform, Windows CE, two-way pagers and Windows 95/98/NT and their corresponding modems; and

        - corporate operating systems: Windows NT, Sun Solaris and Linux.

     As a result, our business customers can offer a wide variety of applications for wireless transmission, and end users can similarly choose from a number of devices. Our engineers continually develop the capabilities of the AIM software platform as new protocols, devices and systems emerge.

     ScoutWare

     Through our acquisition of Riverbed, we offer Riverbed's ScoutWare family of software products. ScoutWare is a package of mobile data management software and development tools that allows remote and mobile workers to exchange information with corporate databases and the Internet. ScoutWare also gives information technology personnel tools to manage, deploy and connect their corporate data with handheld devices. We are in the process of integrating ScoutWare with our AIM wireless integration platform, to offer customers a complete set of wireless and mobile data solutions. ScoutWare products reside both on handheld devices and on corporate computer servers. Mobile workers use ScoutWare when they electronically exchange, or synchronize, data between their handheld devices and corporate databases. There are four product categories in the ScoutWare software suite -- ScoutSync, ScoutIT, ScoutArchitect and
ScoutWeb -- each of which is explained below:

     - ScoutSync provides the core connection between a handheld device and a corporate database. ScoutSync operates on both the Palm Operating System and the Windows CE operating system to connect to a corporate network using the common Internet protocol TCP/IP. Any number of remote devices may be simultaneously connected to a single network, and the devices can be a combination of Palm or Windows CE devices. ScoutSync can exchange information either over a wireless network or through a cradle that is connected to a computer linked to a corporate network. ScoutSync is made up of four key components, illustrated in the diagram below:

              [HOW THE SCOUTSYNC SOFTWARE PLATFORM WORKS GRAPHIC]

        (1) ScoutSync Client, a software application that is loaded into the handheld device, allows the device to initiate and carry out a synchronization session.

        (2) ScoutSync Server, a software application that resides on a computer workstation linked to the corporate network, allows two-way communication between a device and corporate data sources and lets system administrators monitor, update and back up remote devices.

        (3) ScoutSync Service, a set of computerized instructions that resides on the ScoutSync Server, manages central processing components, called "conduits," enabling them to transfer data between the remote device and a corporation's software programs.

        (4) ScoutSync Conduit, a central processing component that resides on a ScoutSync Server, carries out synchronization tasks and can access and manipulate files and databases on both the corporate database side and the mobile device side.

     - ScoutIT allows corporate information technology professionals to manage the interaction between corporate databases and handheld devices. Residing on a Windows NT server, ScoutIT allows information technology managers to control how handheld devices share information with corporate databases. Managers can administer a system allowing thousands of remote devices to send and receive information from a single location, including backing up and restoring data to ensure security, upgrading and configuring applications and tracking how applications are being used.

     - ScoutArchitect is a package of software applications and software developer tools that allows developers to create mobile-ready versions of their corporate software applications. ScoutArchitect allows corporate developers to quickly identify the most critical elements of a corporate software application for a handheld device. Applications can be developed independent of the software the device operates on or development environment, allowing the customer to avoid reconstruction of critical elements of an application when moving to different operating software or development tools. ScoutArchitect also includes programmer and application interfaces that allow independent software vendors to write handheld device applications that can plug into their own applications and systems.

     - ScoutWeb will allow handheld devices to receive Internet and intranet data. Riverbed is developing ScoutWeb to manipulate data from the Internet so that the data can be effectively used on mobile devices, including WAP smartphones. We expect ScoutWeb will be available for commercial use by March 2000.

  Engineering Services

     We began operations in 1996 by providing engineering services to businesses seeking to develop wireless data systems. Our customers have included the U.S. Postal Service and Reuters Group Overseas Holding(UK) Limited. Our engineers have experience in developing wireless applications for a variety of businesses.

     Since 1998, we have focused our efforts more on developing wireless data services that will result in recurring subscription revenue to us. While we therefore no longer provide engineering services strictly to generate revenue, we do take on engineering assignments that might allow us to embrace technological advances or expand into new industry sectors or services. In addition to our contract with OmniSky, our current engineering services clients include Response Services Center, LLC, an emergency vehicle response company, and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Through our work with Response Services, we hope to develop new services for the transportation industry. Through our work with Merrill Lynch, we are developing wireless financial information services for financial professionals. We generally charge our clients for engineering time on an hourly basis or a per project flat fee.

OMNISKY

     We believe we can provide our corporate customers with more attractive service offerings by coupling general wireless applications like e-mail and Internet access with custom corporate applications. Our involvement with OmniSky, a company we formed in August 1999 with 3Com, allows us to achieve this. OmniSky's main business objectives and strategies include those set forth below.

     - OmniSky will pursue opportunities in the emerging consumer and business mass markets by developing a package of applications and services that includes a selection of Web sites that have been customized for access via wireless handheld devices, general Web browsing, access to a user's existing e-mail account and selected Internet and electronic transaction services.

     - OmniSky intends to co-market this package with wireless network carriers and Internet content providers in order to benefit from their brand recognition and marketing channels. OmniSky may also seek to bundle its service package with devices that are distributed by major national computer retailers.

     - OmniSky will seek to develop services that can access all platforms and devices, rather than committing to a single device or network protocol.

     - OmniSky is currently conducting a test program with approximately 6,800 Palm V users to obtain feedback on its initial service offering. OmniSky expects to make this service commercially available in the second quarter of 2000.

     We have a 33% equity interest in OmniSky on a fully diluted basis in the form of 10,000,000 shares of Series A Preferred Stock and 1,439,809 shares of Series B Preferred Stock. We have a letter agreement with OmniSky to provide engineering services through June 2000 for the design and development of OmniSky's proposed system and services, and OmniSky has a perpetual, royalty-free license to use our AIM software platform. Additionally, we have a two-year right of first refusal to design and develop custom systems and applications for all services relating to investment banking and brokerage activities.

We also have the right to bundle OmniSky services for a period of five years as an added feature to the other services we offer at a monthly cost to us of $3 per subscriber.

     Our chairman, chief executive officer and president, David S. Oros, is a member of the OmniSky board of directors. Janice M. Roberts, one of our directors, is also a director of OmniSky. Patrick McVeigh, former vice president of worldwide sales for the Palm Computing division of 3Com, serves as president and chief executive officer of OmniSky and also serves on the OmniSky board of directors. OmniSky is based in Palo Alto, California.

OPERATIONS

  Engineering and Project Implementation

     Our most important operational resource is our engineering staff. This staff includes wireless systems engineers, software engineers who specialize in developing applications for handheld devices and engineers who specialize in systems integration and testing. We have steadily built our engineering ranks from ten in 1998 to 133 in March 2000. Many of our engineers come from engineering departments at established companies, including IBM, Westinghouse Electric Corporation and UPS/Roadnet. Seven of our engineers, including our chief technology officer, comprise our research and development division. This group evaluates emerging technologies and business opportunities and plays a key role in determining which projects to pursue.

     Project implementation is critical to the effective delivery of services to our customers. Projects generally consist of the following phases: project definition, development, pilot testing, quality assurance and launch. Each project has a project manager who works closely with the customer and coordinates our engineers and our operations and marketing personnel through all phases of the project. Our operations staff prepares documentation and training manuals. During the product launch phase, we send operations teams to train customer personnel on product use and support. Our marketing department works closely with customers before commercial launch to coordinate advertising and publicity.

  Technology and Network Operations

     We operate a secure network operations center at our headquarters in Owings Mills, Maryland. We believe that this center is a vital component of our wireless data service offerings and differentiates us from our competitors. By outsourcing to us, our customers are relieved of the technology and operations burden of managing a highly complex wireless data system. From our network operations center, we maintain high speed data transmission lines (known as T1 connections) both to our customers' data sources and to the wireless data networks we use. The center is equipped with Cisco and Hewlett-Packard networking equipment, Sun Sparc UNIX servers and high-end clustered NT servers. In the event of a power failure, we maintain backup power supplies, including diesel-powered generators that are tested and serviced regularly. We believe our network operations center is capable of meeting the security standards for services we developed or are developing for our clients, who include Reuters, Morgan Stanley Dean Witter Online and Charles Schwab. The center is staffed from 8:00 a.m. to 8:00 p.m. Eastern time on weekdays and is monitored 24 hours a day, seven days a week. Through our acquisitions of Mobeo and LocusOne, we also maintain network operation facilities in Bethesda, Maryland and Jacksonville, Florida. We are planning to establish a backup facility in mid-2000.

     In December 1999, we established the WAP Enterprise Center. The center is comprised of engineers who develop applications for WAP smartphones and the systems to support data communication to these devices. The center currently is developing WAP-enabled financial trading applications that will work with WAP smartphones and is exploring WAP-based opportunities with wireless carriers, WAP vendors and enterprise customers.

  Sales and Marketing

     We are expanding our sales and marketing efforts for our services in the financial services and other industries as well as for software licensing. As of March 2000, we had 63 sales and marketing professionals. We intend to grow this number significantly in the next 12 months, with sales and marketing personnel focusing on each industry we pursue, as well as a dedicated sales and marketing team for software licensing. Our business development personnel and senior executives also spend a considerable amount of time developing potential customer relationships and selling and promoting our services. We intend to spend an estimated $25 million on a branding campaign in 2000 including print and television advertising. Our current customer segments, the services we sell to them and how we reach them are described below.

     - Individual investors and financial market professionals. We believe individual investors are the primary subscribers to our wireless financial information and trading services, such as MarketClip and TradeRunner. Print advertising in finance-related publications is our primary means of marketing these services. Our strategy is to share marketing and advertising costs with our strategic partners and corporate customers associated with particular services. Our customer service center handles in-bound calls generated from these marketing efforts and signs up new subscribers. We also seek to develop relationships with financial institutions, whose market professionals become the end users of our services, such as F/X Alert. We market our products through direct sales executives in New York, Atlanta and Chicago and through occasional advertising in financial trade publications.

     - Companies that track inventory, deliveries and logistics. We target sales of our e-Mobile Delivery service to companies that need to track the movement of their drivers and inventories across broad geographic areas on a real-time basis. Examples of customers include Physician Sales & Service, MAC Papers, Office Depot, NuCo2 and Suntory Water Group. We work with strategic partners, including Symbol Technologies, Intermec Technologies Corp. and BellSouth Wireless Data to market e-Mobile Delivery and maintain a staff of three sales and marketing professionals who are located in Richmond, Virginia, Boston, Massachusetts and Atlanta, Georgia. We plan to expand marketing efforts through direct mail and advertising to transportation logistics personnel.

     - Corporate software developers and independent software vendors. We target as potential licensees of our AIM software platform large corporations with significant mobile workforce who wish to develop their own wireless applications, as well as software vendors and manufacturers of handheld devices. As a result of our acquisition of Riverbed, we target the same customer segments for the ScoutWare suite of mobile data management products. Each of our salespeople offer AIM licensing along with our full array of wireless data design, development and support services. In our experience, corporate customers who initially sought only to license our AIM software have often decided to purchase complete wireless data communications systems and services from us. Riverbed has a sales team of 30 dedicated to sales of its ScoutWare software and has licensed this software to Palm Computing, the U.S. Postal Service, Becton Dickinson, Oracle and others. As a result of our acquisition of Riverbed, our combined sales forces target independent software vendors for licensing of both AIM and ScoutWare through conferences, trade shows, vendor forums and trade advertising.

     - Engineering services clients. As part of our business development effort, we seek out engineering assignments that might allow us to embrace technological advances or expand into new industry sectors or services.

  Product Fulfillment, Customer Service and Billing

     We provide product fulfillment, customer service and billing at our customer service center, located at our headquarters. We maintain a modest inventory of mobile devices and wireless modems, which we buy in bulk from manufacturers and resellers. Our customer service representatives first verify that a potential subscriber will have wireless network coverage where they plan to use the service. For qualified subscribers, we load and configure custom software on mobile devices, activate wireless modems and perform quality assurance checks. We then pack, ship and track the product until the subscriber receives it. For end users who already own a device, we provide only the modem and software application. We handle all repair and warranty issues for devices we provide to our subscribers.

     We train our customer service representatives to handle inquiries about our services, device features and wireless communications. Our customer service personnel are available weekdays from 8:00 a.m. until 8:00 p.m. Eastern time. We currently employ ten customer service representatives and plan to triple that number during the first half of 2000.

     We handle customer billing for all subscription fees, device and modem purchases, securities exchange and market fees and other charges. We bill monthly for subscriber services, which our non-corporate customers must pay by credit card. As a result, our billing system can support increases in our subscriber base. We intend to enhance our billing capabilities as our needs grow.

STRATEGIC RELATIONSHIPS

     A key to our ability to provide complete wireless data services to our customers is our relationships with third parties. These relationships take time to develop, and we therefore believe they provide us with an advantage by getting our services to market before our competitors. We maintain the strategic relationships described below.

  Wireless Network Carriers

     We believe our relationships with wireless network carriers are mutually beneficial. We believe we are among the largest buyers of wireless data network capacity for many of the carriers we use. As a result, we are able to negotiate favorable rates. Typically, we have one-year contracts to buy data network capacity either for an agreed amount of kilobytes at a flat fee or on a cents-per-kilobyte basis. We have contracts with Metrocall, AT&T Wireless Services, Bell Atlantic Mobile, BellSouth Wireless Data, ARDIS, SBC Communications, Inc. and GTE Corp. As a result, we can give our customers a wide variety of wireless carrier choices.

  Hardware and Software Vendors

     Our services increase the usefulness of wireless handheld devices, and we believe our services will increase sales of these devices. Mobile device manufacturers have therefore assisted us in various projects we have undertaken. We have worked closely with 3Com, an Aether investor, on the development of our wireless applications for the Palm personal organizer. In August 1999, a subsidiary of Ericsson, one of the largest manufacturers of wireless phones, agreed to assist us in developing services using WAP phones and next-generation, high-speed GPRS data networks. In December 1999, we announced a strategic alliance with Phone.com to jointly pursue corporate customers using Phone.com's WAP browser technology for Web-enabled smartphones and our development and service capabilities. We participate in industry development groups dedicated to bringing new applications to wireless data, such as the Palm developers group, the WAP Forum and the Windows CE developers forum.

  Financial Content Providers

     Financial content providers supply us with real-time financial information, which we provide to our wireless data subscribers. Reuters, which is an Aether investor, is our primary provider of financial information and market data for MarketClip and TradeRunner. We have a license to use information from Reuters with an initial term extending through August 2001, and the term automatically extends each year after that unless we or Reuters decide to end the license. We also have a license to use financial data from Bridge Information Systems America, Inc., another financial content provider, and its subsidiary Telerate, Inc. We have agreements with the New York Stock Exchange, the Nasdaq Stock Market, Inc., the Chicago Board of Trade and the Options Price Reporting Authority that authorize us to provide real-time price quotes.

RECENT DEVELOPMENTS

  Riverbed

     On March 6, 2000, we acquired Riverbed for shares of our common stock. In the merger, we issued 4,537,281 shares of our common stock and converted existing options held by Riverbed employees into options to acquire shares of our common stock. If all current Riverbed options vest and are exercised, we would be obligated to issue 862,480 shares of our common stock. As part of the transaction, we are holding in escrow 270,000 of the shares payable to Riverbed shareholders for 12 months to secure their post-closing indemnification obligations to us and we have agreed to indemnify up to $40.5 million of damages the sellers may incur. Immediately after the closing, we appointed two Riverbed nominees -- E. Wayne Jackson and Robin T. Vasan -- to our board of directors.

     As a result of our acquisition of Riverbed, the shareholders of Riverbed became parties to the registration rights agreement we entered into at the time of our initial public offering with several of our shareholders, and the shareholders of Riverbed are deemed to have equivalent rights to the original holders and their assignees. In addition, the shareholders of Riverbed, in the aggregate, have the right to one additional shelf registration after October 20, 2000, or sooner if any of the original holders sell shares sooner pursuant to Rule 144. The additional shelf registration is limited to the number of shares a holder could sell under Rule 144.

  Reuters Strategic Alliance

     On February 8, 2000, we signed a letter of intent with Reuters to establish a European wireless venture headquartered in the United Kingdom, which will be initially focused on financial markets. The letter of intent provides that we will acquire a 60% interest for $100 million and receive three of five board seats. The letter of intent requires Reuters to contribute $21.6 million in cash plus other assets in return for a 40% interest and Reuters will receive two of five board seats. Dave Oros, our chief executive officer, will serve as chairman of the new company and interim chief executive officer. The letter of intent is not binding on us or Reuters and remains subject to definitive documentation and our receiving money to fund the investment.

  Metrocall

     On March 17, 2000, we acquired for $10 million a 27.5% interest in Inciscent in the form of Series A Preferred Stock. This newly-formed company with Metrocall, PSINet, Hicks, Muse, Tate & Furst and other investors was formed to develop wireless e-mail, Internet access and other applications for the small office and home office market segments. Under the voting rights agreement, Aether will have the right to appoint two of the seven directors of Inciscent.

     We also received registration rights, including two demand registration rights that we can use after the earlier of the third anniversary of closing or six months after an initial public offering. The registration rights agreement grants us a right of first offer on additional issuances of Inciscent securities.

     We also entered into a co-sale agreement, which, among other things, will require the holders of common stock to first offer any securities to Inciscent and then to holders of at least 250,000 shares before selling the securities to a third party and will further require all selling holders to first offer their shares to holders of at least 250,000 shares. This agreement allows holders of at least 250,000 shares to sell a pro rata portion of their stock to a third party along with the selling holders to the extent the right of first refusal is not exercised. If holders of at least 66.7% of the stock propose to sell their shares to a third party, these selling holders are able to force the remaining holders to participate in the sale. In connection with this investment, we will also enter into definitive services agreements to provide Inciscent with a non-exclusive, perpetual, non-transferable license to use our AIM software platform for $1 million, to provide technical consulting and development services billed on a time and materials basis, to host Inciscent's data transmissions on our network operations center and to provide customer support. As part of our investment we also acquired approximately 9.9% of the outstanding capital stock of Metrocall for approximately $17 million.

  LocusOne

     On February 3, 2000, we acquired all of the capital stock of LocusOne for a purchase price of $40 million, including the retirement of a line of credit and payment of the legal fees of LocusOne. At closing, we paid $20 million in cash and granted options to acquire 308,500 shares to existing LocusOne employees. At the closing of this offering, we will be required to pay the former LocusOne holders $5.4 million and place $13.6 million in escrow to pay all remaining obligations, which will be paid on December 31, 2000. In connection with this acquisition, the two principal stockholders of LocusOne have entered into non-compete agreements with us expiring on the later of February 2, 2002 or ten months after their termination with LocusOne.

  New Customers

     On January 12, 2000, we signed a definitive agreement with Response Services Center, LLC to develop an emergency roadside assistance system.

     On December 28, 1999, we signed a non-binding memorandum of understanding with TD Waterhouse to develop a wireless financial trading and information service for its brokerage customers.

     On November 4, 1999, we signed a definitive agreement with National Discount Brokers to provide its investors with wireless financial trading and information services, including OmniSky e-mail and Internet access.

     On October 11, 1999, we signed an engineering services contract with Merrill Lynch to develop a wireless financial information service for use by its financial professionals.

  Other Strategic Alliances

     On February 15, 2000, we entered into a non-binding memorandum of understanding with Nextel to provide wireless data services using the Nextel wireless communications network for mobile workforces in financial services, transportation and other industries.

     On February 7, 2000, we entered into a non-binding letter of intent with Proxicom, an Internet consulting and development company, to jointly pursue opportunities to provide wireless data services to companies.

     On January 27, 2000, we signed a non-binding letter of intent with CyberBills to develop a wireless electronic bill presentment and payment service.

     On December 21, 1999, we announced an agreement to use "digital signature" technology provided by Diversinet.

COMPETITION

     The market for our services is becoming increasingly competitive. We believe we offer the broadest range of services to businesses necessary to enable the development, offering and ongoing support of wireless data communication systems for their employees or customers. The widespread adoption of industry standards may make it easier for new market entrants to offer some or all of the services we offer and may make it easier for existing competitors to introduce some or all of the services they do not now provide, or improve the quality of their services. We expect that we will compete primarily on the basis of the functionality, breadth, quality and price of our services. Our current and potential competitors include:

     - Wireless financial services providers, including W-Trade and 724
       Solutions;

     - Wireless communications software companies, including Phone.com, Nettech Systems Inc. and Dynamic Mobile Data;

     - Wireless data services providers, such as Wireless Knowledge, a joint venture of Microsoft and Qualcomm Incorporated, Research In Motion, GoAmerica and Saraide.com, which was recently acquired by Infospace.com;

     - Wireless systems integrators, such as IBM and GTE;

     - Wireless network carriers, such as AT&T Wireless Services, Bell Atlantic Mobile, Sprint PCS, Nextel Communications, Inc. and Metricom, Inc.; and

     - Mobile data management software providers, including Puma Technology, Inc., AvantGo, Inc. and Extended Systems, Inc.

     Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies have greater name recognition and more established relationships with our target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can.

     Notwithstanding the increasing competitiveness of our market, we believe that our potential competitors face substantial barriers to market entry. Development of wireless data systems comparable to those we have already developed is time consuming and costly. Moreover, the engineering talent necessary to develop such systems is scarce.

INTELLECTUAL PROPERTY RIGHTS

     We own applications for federal registration or common law rights in the following trademarks: AirBroker(R), Aether Technologies(TM), Aether(TM) and our logo, Wireless Solutions for a Portable Planet(TM) Portable Planet(TM) and e-Mobile(TM). In addition, we own federal trademark registrations for LocusOne(TM). We do not have any federal trademark registrations in the name "Aether," "AIM" or "e-Mobile" and we may not be able to obtain such registrations due to conflicting marks or for other reasons. We have been informed that another party claims intellectual property in the mark e-Mobile. As a result of our acquisition of Riverbed, we also own applications for federal registration or common law rights in the following trademarks: Riverbed Technologies(TM), ScoutSync(TM), ScoutWeb(TM), ScoutWare(TM), ScoutIT(TM), Free to Go Mobile(TM) and Solutions for the Mobile Enterprise(TM). Reuters and Reuters MarketClip(TM) are the property of Reuters Group PLC. Morgan Stanley Dean Witter Online TradeRunner(TM) is the property of Morgan Stanley Dean Witter Online. This prospectus also includes trade dress, trade names and trademarks of other companies. All other brand names or trademarks appearing in this prospectus are the property of their respective holders.

     We rely on a combination of patent, copyright, trademark, service mark, trade secret laws and contractual restrictions to establish and protect certain proprietary rights in our services. We have applied for a patent on our AIM platform, which addresses the technology employed to integrate various data sources with wireless networks and devices. Mobeo has applied for two patents for its technology. Specifically, one patent application covers the method and system for providing formatted information via a two-way communication system. The other patent application covers the method and system for providing localized information. Riverbed has applied for a patent on its ScoutWare(TM) technology, which relates to a system and method for synchronizing information records between a remote device and a server in a computer network. There can be no assurances that these applications will be granted or, if granted, that holders of other patents will not claim that the patents infringe their patents.

     The steps taken by us to protect our intellectual property may not prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. The laws of certain foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States. We also rely on certain technologies that we and Mobeo license from third parties including data feeds and related software from Reuters Select Feed Plus and Bridge Information Services and encoding technology from Certicom. In addition, our ScoutWare software platform relies on a license of Prism software by SpyGlass, Inc. These third-party technology licenses may not continue to be available to us on commercially attractive terms. The loss of the ability to use such technology could require us to obtain the rights to use substitute technology, which could be more expensive or offer lower quality or performance, and therefore have a material adverse effect on our business, financial condition or results of operations.

     Third parties could claim infringement by us with respect to current or future services. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. We have received two claims that we have infringed patents developed by other parties. Although we believe these claims are without merit, these and other intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, could require us to enter into costly royalty arrangements, could divert management attention from administering our business and could preclude us from conducting our business. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service installation delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim could have a material adverse effect upon our business, financial condition or results of operations.

GOVERNMENT REGULATION

     We are not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. The wireless network carriers we contract with to provide airtime are subject to regulation by the Federal Communications Commission. Changes in FCC regulations could affect the availability of wireless coverage these carriers are willing or able to sell to us. We or OmniSky could also be adversely affected by developments in regulations that govern or may in the future govern the Internet, the allocation of radio frequencies or the placement of cellular towers. Regulations of the SEC governing online trading could reduce the level of online trading or the demand for wireless financial information. Also, changes in these regulations could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of costs of litigation or increased service delivery cost or could in some other manner have a material adverse effect on our business, financial condition or results of operations.

     We currently do not collect sales or other taxes with respect to the sale of services or products in states and countries where we believe we are not required to do so. We do collect sales and other taxes in the states in which we have offices and are required by law to do so. Some jurisdictions have sought to impose sales or other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more jurisdictions that we should collect sales or other taxes on our products and services, or remit payment of sales or other taxes for prior periods, could have a material adverse effect on our business, financial condition or results of operations.

     Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have an adverse effect on our business.

EMPLOYEES

     As of March 15, 2000, we had a total of approximately 291 employees, and 133 of these employees were engineers. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2.  PROPERTIES

     Our principal offices are located in Owings Mills, Maryland in a 35,018 square foot facility under a lease expiring in February 2010 with no renewal option. We also lease an aggregate of 44,048 square feet for our offices in Long Beach, California, Boca Raton, Florida, Jacksonville, Florida, Bethesda, Maryland, Portsmouth, New Hampshire, New York, New York, Richmond, Virginia and Vienna, Virginia.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently subject to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Immediately prior to our initial public offering, we converted from a limited liability company to a corporation. In connection with this transaction, our sole shareholder was the limited liability company which on September 20, 1999 voted as the sole shareholder to merge with and into the corporation. No other matters were submitted to the Company's stockholders for consideration during the quarter ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock has been quoted on the Nasdaq National Market under the symbol "AETH" since our initial public offering on October 20, 1999. Prior to that time, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported on the Nasdaq National Market.

                                                              HIGH    LOW
                                                              ----    ---
1999
Fourth Quarter (since October 20, 1999).....................  $89 3/8  $41 1/8
2000
First Quarter (through March 16, 2000)......................  $345    $73

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     The number of record holders of the Company's common stock as of March 16, 2000 was 47. The Company believes that a substantially larger number of beneficial owners hold such shares of common stock in depository or nominee form.

DIVIDENDS

     We have never declared or paid any cash dividends on our capital stock nor, when we were organized as a limited liability company, have we made any distributions to our members. We currently intend to retain earnings, if any, to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account factors such as our financial condition, operating results and current and anticipated cash needs.

UNREGISTERED SECURITIES

     In connection with our acquisition of Riverbed, we issued 4,537,281 shares of our common stock on March 6, 2000. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

PROCEEDS OF INITIAL PUBLIC OFFERING

     On October 20, 1999, our Registration Statement on Form S-1 (SEC File No. 333-85697) for our initial public offering of 6,900,000 shares of common stock, par value $0.01 became effective. The primary purposes of the initial public offering were to obtain additional working capital, create a public market for the Company's common stock and facilitate future access to public markets. Additional information regarding the offering was provided in our report on Form 10-Q for the quarter ended September 30, 1999. For the quarter ending December 31, 1999, we used the proceeds for the following expenditures:

     - We used approximately $14,830,000 of the net proceeds to repay in full all indebtedness incurred under the senior secured interim credit facility with Merrill Lynch & Co., one of the underwriters of this offering, of which $11,570,000 was used to purchase Mobeo, approximately $830,000 was used to pay fees and expenses related to the credit facility, and the remaining $2,430,000 was allocated for general corporate purposes.

     - We used approximately $2,500,000 of the net proceeds to exercise warrants in OmniSky and $4,600,000 to purchase Minstrel V Modems.

     Since December 31, 1999, we have used the net proceeds for the following additional investments and acquisitions:

     - In January 2000, we invested $6.7 million in OmniSky to retain our 33% equity interest.

     - In February 2000, we acquired LocusOne for $40 million, of which $20 million was paid at closing, and the balance is due later in 2000.

     - In March 2000, we acquired approximately 9.9% of the outstanding capital stock of Metrocall for approximately $17 million.

     The remaining net proceeds have been invested in short-term, investment grade, interest-bearing instruments.

ITEM 6.  SELECTED FINANCIAL DATA

     The table that follows presents portions of our consolidated financial statements and is not complete. You should read the following selected consolidated financial data together with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1997, 1998 and 1999, and the consolidated balance sheet data as of December 31, 1998 and 1999, are derived from our consolidated financial statements, which have been audited by KPMG LLP, independent auditors, and which are included as exhibits to this report on Form 10-K beginning on page F-1. The consolidated statement of operations data for the year ended December 31, 1996 and the consolidated balance sheet data as of December 31, 1996 and 1997 are derived from audited financial statements that do not appear in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                                       YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                                              HISTORICAL
                                                         ----------------------------------------------------
                                                            1996         1997          1998          1999
                                                         ----------   -----------   -----------   -----------
                                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Subscriber revenue...................................  $       --   $       161   $       549   $     3,732
  Engineering services revenue.........................       1,355         1,625           963         2,594
                                                         ----------   -----------   -----------   -----------
       Total revenue...................................       1,355         1,786         1,512         6,326
  Cost of subscriber revenue...........................          --           447           797         2,110
  Cost of engineering services revenue.................       1,007           846           304         1,366
                                                         ----------   -----------   -----------   -----------
       Total cost of revenue...........................       1,007         1,293         1,101         3,476
                                                         ----------   -----------   -----------   -----------
       Gross profit....................................         348           493           411         2,850
Operating expenses:
  Research and development.............................         161           734         1,267         2,614
  General and administrative...........................         395         1,505         2,773         5,891
  Selling and marketing................................          --           333           840         2,095
  Depreciation and amortization........................          45           189           265         1,089
  Option and warrant expense...........................          --            40            33        19,198
                                                         ----------   -----------   -----------   -----------
     Total operating expenses..........................         601         2,801         5,178        30,887
                                                         ----------   -----------   -----------   -----------
Operating loss.........................................        (253)       (2,308)       (4,767)      (28,037)
Interest income, net...................................           8             7            70           (60)
Equity in losses of investments........................        (172)         (144)           --        (2,425)
Realized gain (loss) on sale of investments............          --          (302)            4          (169)
                                                         ----------   -----------   -----------   -----------
Net loss...............................................  $     (417)  $    (2,747)  $    (4,693)  $   (30,691)
                                                         ==========   ===========   ===========   ===========
  Pro forma net loss per share-basic and diluted.......  $    (0.04)  $     (0.22)  $     (0.29)  $     (1.45)
                                                         ==========   ===========   ===========   ===========
  Pro forma weighted average shares used in computing
     net loss per share-basic and diluted..............  10,554,795    12,655,901    15,916,383    21,207,225
                                                         ==========   ===========   ===========   ===========

                                                                1996        1997         1998         1999
                                                             ----------   ---------   ----------   ----------
                                                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents................................  $       51   $     132   $    1,755   $   78,542
  Working capital (deficit)................................         181        (323)       7,519       83,128
  Total assets.............................................       1,269         822        8,765      102,534
  Total debt...............................................          --         150           --           --
  Members' capital.........................................       1,101          74        8,030           --
  Stockholders' equity.....................................          --          --           --       98,342

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following description of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

OVERVIEW

     Aether Systems, Inc. was originally formed as Aeros, L.L.C. in January 1996. We changed our name to Aether Technologies International, L.L.C. effective August 1996 and to Aether Systems LLC effective September 1999. Immediately before completing our initial public offering of common stock on October 26, 1999, the limited liability company was converted into a corporation called Aether Systems, Inc.

     Development of our business. From our inception until March 1997, we primarily provided wireless engineering services, including the development of wireless software applications for customers. In March 1997, we began offering services that provide the users of wireless handheld devices access to real-time financial information. During 1997, we made a strategic decision to focus a significant portion of our engineering resources on the development of these and other wireless data services and systems, including our AIM package of wireless messaging software and software development tools (also known as a software platform). This resulted in a decrease in engineering services revenue as a percentage of total revenue and an increase in subscriber revenue as a percentage of total revenue. We expect this trend to continue in the foreseeable future. We also expect to derive revenue from licensing our software.

     In August 1999, we formed a new company with 3Com called OpenSky, which was renamed OmniSky in October 1999. We formed OmniSky with 3Com to pursue opportunities in the emerging consumer and business mass markets for wireless e-mail, Internet access and other electronic transactions applications. As of February 15, 2000, we owned 33% of OmniSky. OmniSky is obligated to pay us $1.50 per month per subscriber for use of our network operations center. We have the right to offer OmniSky's services to our subscribers in exchange for a monthly fee to OmniSky of $3 per subscriber. On November 15, 1999, OmniSky launched its service in a limited test phase of 5,000 subscribers and in January 2000 expanded the program to up to 7,000 subscribers. As of February 16, 2000, OmniSky had enrolled approximately 6,800 subscribers. We provide engineering services to OmniSky under a $3 million agreement that extends through June 2000.

     On September 28, 1999, we acquired Mobeo, which provides employees and customers of major banks and financial institutions with real-time price quotes and news for foreign exchange, government securities and commodities markets on wireless handheld devices.

     On February 3, 2000, we acquired LocusOne, which provides wireless data systems to companies that distribute goods and services using their own delivery fleets. LocusOne had revenues of approximately $1.6 million and a net loss of approximately $1.0 million for the year ended December 31, 1999. LocusOne had total assets of approximately $477,000 and stockholders' deficit of approximately $2.8 million as of December 31, 1999.

     On March 17, 2000, we invested $10 million to acquire a 27.5% interest in Inciscent, a new company we formed with Metrocall, PSINet, Hicks, Muse, Tate & Furst and other investors through which we plan to develop wireless e-mail, Internet access and other applications for the small office and home office market segments. As part of the investment, we also acquired approximately 9.9% of the outstanding capital stock of Metrocall for approximately $17 million. As part of our investment, we agreed to grant a perpetual AIM license to Inciscent for $1 million, perform engineering services and application development, host Inciscent's network operations and provide customer support.

     On February 8, 2000, we signed a letter of intent with Reuters to establish a European wireless venture, which will be headquartered in the United Kingdom and initially focused on financial markets. The letter of intent provides that we will acquire a 60% interest in the new company for $100 million. Our letter of intent with Reuters does not commit either us or Reuters to form the new company and remains subject to definitive documentation and the receipt of proceeds from this offering to fund the investment.

     On March 6, 2000, we acquired Riverbed, which develops software that extends the accessibility of applications and information from corporate networks and databases to handheld devices. Riverbed had revenues of approximately $927,000 and a net loss of approximately $6.8 million for the year ended December 31, 1999. Riverbed had total assets of approximately $11.0 million and a stockholders' deficit of approximately $6.3 million as of December 31, 1998.

     Our subscriber and revenue information. Our subscriber base has historically been derived from financial data and online trading services. The following table shows the number of subscribers to our financial data services and online trading services as of December 31 of each of the years shown.

                                                              1997   1998   1999
                                                              ----   ----   -----
Financial data services.....................................  116    656    4,288
Online trading services.....................................   --     --      277
                                                              ---    ---    -----
          Total subscribers.................................  116    656    4,565

     The growth in subscribers over these periods was primarily the result of the attraction of new subscribers to our services, the introduction of new services and, in 1999, subscribers added through our acquisition of Mobeo. In 1997 our subscriber base was comprised of users of our AirBroker service. Reuters MarketClip was introduced in March 1998 and produced the majority of our subscriber growth in 1998. MarketClip provides real-time wireless access to financial data. Reuters MarketClip yearly subscriptions started to expire in March 1999 and 77.2% of all subscribers eligible to renew during the period from March to December 1999 renewed their contracts for an additional one-year period. In October 1999, we introduced Morgan Stanley Dean Witter Online TradeRunner. TradeRunner provides real-time wireless financial data and enables subscribers to trade stocks and options using wireless handheld devices. The introduction of online trading service subscribers was due to the launch of TradeRunner in October 1999.

     The majority of the growth in financial data services subscribers in 1999 is attributable to the acquisition of Mobeo, which had 3,294 subscribers as of December 31, 1999. Mobeo's subscriber base is primarily attributable to its foreign exchange products. Mobeo had 3,339 subscribers as of December 31, 1998 and 2,811 subscribers as of December 31, 1997. The net increase in Mobeo's subscriber base from the end of 1997 to the end of 1998 was due to new subscriptions of 1,660 and terminations of 1,132 subscriptions. The net decrease in subscribers from December 31, 1998 to December 31, 1999 was due to the termination of 1,186 subscriptions and the addition of 1,124 new subscriptions. We believe that a substantial number of Mobeo subscriber terminations and additions is the result of changes in personnel at financial institutions whose traders are Mobeo subscribers. We believe the decrease in new subscribers between 1998 and 1999 was caused by a consolidation among financial institutions and the transition associated with the sale of Mobeo and its integration into our operations. We plan to increase sales and marketing efforts with respect to our foreign exchange services and to bundle the services with additional applications. We expect that growth from online trading services will exceed growth from financial data services as we introduce new services.

     For the year ended December 31, 1999, our cost to acquire subscribers was greater than the revenue we derived from those subscribers over the initial one-year contract term. The cost to acquire subscribers during this period was approximately $2.2 million and the contracts entered into during that period provide for payments of approximately $499,000 during the one-year term of the contracts. We expect that revenue from new customers will begin to exceed subscriber acquisition costs when the number of subscribers increases to cover our fixed costs. This will depend on the rate at which subscriber levels increase, and we cannot determine when this will occur or assure you that it will ever occur.

     We expect to derive revenue from the licensing of our AIM software platform and the ScoutWare software suite we acquired upon completion of our acquisition of Riverbed. We also expect to derive licensing revenue associated with our e-Mobile Delivery transportation logistics and delivery services. To date, we have not received any revenue from licensing our AIM software platform.

     LocusOne's revenue primarily consists of service revenue relating to systems integration and ongoing support, software licensing and equipment sales. LocusOne also receives recurring revenue for use of its network operations center, which is expected to become a higher percentage of total revenue in the future. LocusOne's customers include Physician Sales & Service, Inc., MAC Papers, Inc., Office Depot, Inc., NuCo2, Inc. and Suntory Water Group. These customers accounted for a substantial majority of LocusOne's revenue in 1999.

     Riverbed's revenue primarily consists of fees generated from licensing software and providing related services, including maintenance and technical support, training and consulting. A substantial majority of Riverbed's 1999 revenue was received from 3Com, Extensity, Inc., Aether, Oracle and OmniSky.

     Operating losses. Since our inception, we have invested significant capital to build our customer service and network operations center. Additionally, we have incurred significant operating costs to develop our AIM software platform and other software applications and to grow our business. As a result, we have incurred operating losses since our inception. Part of our strategy is to continue to invest in business development, research and development and marketing and advertising. In addition, our acquisitions of Mobeo, LocusOne and Riverbed will result in option and warrant expense and very significant amortization of intangible assets. As a result, we expect to continue to incur operating losses for the foreseeable future.

RESULTS OF OPERATIONS

     We currently derive our revenue primarily from the sale of wireless data services and by providing wireless engineering services. Revenue from wireless data services generally consists of:

     - a one-time, non-refundable per-subscriber activation fee, which we recognize upon service activation;

     - monthly per-subscriber service fees, which we recognize as services are provided; and

     - monthly per-subscriber exchange fees for access to financial information from the securities exchanges and markets, which we recognize as services are provided. We pay a corresponding fee to the various exchanges and markets on a regular basis.

We also derive revenue from providing our subscribers with the option to purchase wireless handheld devices from us at cost, which we bill over the initial term of the contract. Contracts with our wireless data subscribers are generally for a one-year period and include a termination penalty if cancelled by the subscriber before the one-year term expires. These contracts are generally renewable at the option of the subscriber for additional one-year periods or otherwise continue on a monthly basis until cancelled by the subscriber. Revenue from wireless engineering services consists of amounts billed to our customers for engineering time on an hourly basis or on a fixed per project basis. This revenue is recognized as the work is performed. With the acquisitions of LocusOne and Riverbed, we expect to derive revenue from software licensing, including licensing fees, maintenance fees and support fees.

     Cost of subscriber revenue consists primarily of airtime costs, financial data costs, wireless handheld device costs and securities exchange and market fees. Our airtime costs are determined by agreements we have with several wireless carriers. Typically, we have one-year contracts to buy data network capacity either for an agreed amount of kilobytes at a flat fee or on a cents-per-kilobyte basis. Cost of engineering services revenue consists of cash compensation and related costs for engineers, subcontractors and other non-reimbursed, project-related costs. With the acquisitions of LocusOne and Riverbed, we expect to incur costs relative to software licensing, including royalty payments and personnel costs.

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

     Depreciation and amortization expenses consist primarily of amortization of intangible assets acquired in the Mobeo acquisition and depreciation expenses arising from equipment purchased for our network operations center and other property and equipment purchases. With the acquisitions of Mobeo, LocusOne and Riverbed, depreciation and amortization expenses will consist primarily of amortization related to goodwill and other intangibles to be recognized as a result of these acquisitions and will be substantially higher.

     Option and warrant expense consists of expenses recorded to account for the difference, on the date of grant, between the fair market value and the exercise price of options issued to employees and the fair value of equity-based awards to non-employees. With the acquisitions of Mobeo, LocusOne and Riverbed, we expect to have substantial additional option and warrant expense.

     Other income (expense) consists of interest income, interest expense, equity in losses of our investment in OmniSky, and realized losses on our investments.

FISCAL YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

     Subscriber revenue. Subscriber revenue of $161,400 for the year ended December 31, 1997 is attributable to our AirBroker service, which provides real-time financial information via cellular phones. Subscriber revenue increased to $549,057 for the year ended December 31, 1998 primarily due to the launch of Reuters MarketClip in March 1998. Subscriber revenue increased to $3.7 million for the year ended December 31, 1999 as a result of an increase in MarketClip subscribers, the introduction of TradeRunner and the acquisition of Mobeo in September 1999. Services acquired from Mobeo contributed revenue of $2.4 million for the year ended December 31, 1999.

     Engineering services revenue. Engineering services revenue decreased from $1.6 million for the year ended December 31, 1997 to $1.0 million for the year ended December 31, 1998 and increased to $2.6 million for the year ended December 31, 1999. The decrease in engineering services revenue from 1997 to 1998 was primarily due to our decision to focus our efforts on developing our AIM software platform and wireless data services. One of our investors accounted for approximately 37% of engineering services revenue for 1997. The increase from 1998 to 1999 was primarily due to the contract with OmniSky described in the section entitled, "-- Overview." We recognized $2.2 million under this contract for the year ended December 31, 1999.

     Cost of subscriber revenue. Cost of subscriber revenue increased from $447,480 for the year ended December 31, 1997 to $797,165 for the year ended December 31, 1998 and to $2.1 million for the year ended December 31, 1999. We began to incur costs of subscriber revenue in 1997 with the March 1997 launch of our AirBroker service. The increase in the cost of subscriber revenue from 1997 to 1998 was primarily due to the launch of the Reuters MarketClip service in March 1998. The increase from 1998 to 1999 was a result of an increase in MarketClip subscribers, the introduction of TradeRunner and the acquisition of Mobeo in September 1999. Cost of subscriber revenue from services acquired from Mobeo totaled $859,223 in 1999. We expect the number of subscribers for financial services and online trading services to increase resulting in an increase in the cost of subscriber revenue. Mobeo has entered into a new airtime supply agreement with a paging company. In the first quarter of 2000, Mobeo will provide a new pager to each of its subscribers at no cost as the existing pagers are not compatible with the new supplier's network. As a result, we expect to record approximately $500,000 of expense in the first quarter of 2000 relating to supplying these pagers.

     Cost of engineering services revenue. Cost of engineering services revenue decreased from $846,140 for the year ended December 31, 1997 to $304,137 for the year ended December 31, 1998 and increased to $1.4 million for the year ended December 31, 1999. The decrease from 1997 to 1998 was primarily due to our decision to focus our efforts on developing our AIM software platform and wireless data services. The increase from 1998 to 1999 was primarily due to the contract with OmniSky described in the section entitled, "-- Overview."

     Research and development expenses. Research and development expenses increased from $733,630 for the year ended December 31, 1997 to $1.3 million for the year ended December 31, 1998 and to $2.6 million for the year ended December 31, 1999. These increases in research and development expenses were primarily due to the hiring of additional engineers for increased research and development activities associated with the development of our AIM software platform and wireless data services.

     General and administrative expenses. General and administrative expenses increased from $1.5 million for the year ended December 31, 1997 to $2.8 million for the year ended December 31, 1998 and to $5.9 million for the year ended December 31, 1999. These increases were primarily due to the addition of personnel performing general corporate and business development functions.

     Selling and marketing expenses. Selling and marketing expenses increased from $333,191 for the year ended December 31, 1997 to $840,455 for the year ended December 31, 1998 and to $2.1 million for the year ended December 31, 1999. Of the increase from 1997 to 1998, $324,152 was due to an increase in advertising and promotion costs related to the launch of Reuters MarketClip in March 1998, and the remaining amount relates to an increase in personnel and costs associated with sales and marketing. From 1998 to 1999, the increase relates primarily to increases in the number of sales and marketing personnel. This expense is expected to increase significantly in 2000 as a result of increased spending in advertising.

     Depreciation and amortization expenses. Depreciation and amortization expenses increased from $189,160 for the year ended December 31, 1997 to $264,685 for the year ended December 31, 1998 and to $1.1 million for the year ended December 31, 1999. The increase from 1998 to 1999 was primarily due to amortization of goodwill and other intangibles related to the Mobeo acquisition and additional capital expenditures. We expect this expense to increase significantly in 2000 as a result of our recent acquisition of Riverbed.

     Option and warrant expense. Option and warrant expense decreased from $40,277 for the year ended December 31, 1997 to $32,580 for the year ended December 31, 1998 and increased to $19.2 million for the year ended December 31, 1999. The changes in option and warrant expense for 1998 and 1999 reflect changes in the extent to which options with exercise prices less than the fair value on the date of grant were granted during the period. Approximately $16.5 million of the expense in 1999 relates to warrants granted to the chief executive officer and other key executives which became fully vested as a result of our initial public offering.

     Interest income, net. Net interest income increased from $7,788 for the year ended December 31, 1997 to $70,308 for the year ended December 31, 1998 and decreased to net interest expense of $60,282 for the year ended December 31, 1999. The increase from 1997 to 1998 was primarily due to increased cash balances as a result of our private placement financings completed in August 1998 and October 1998. The decrease to a net expense from 1998 to 1999 relates to interest and related expense of a loan that funded the purchase price of Mobeo, partially offset by interest earned on the proceeds from our initial public offering. The loan was repaid at the time of our initial public offering.

     Equity in losses of investments. Our equity in the loss of Real World Solutions, a joint venture, and Navox, Inc., was $144,825 for the year ended December 31, 1997. This amount related to losses of Real World Solutions and Navox recorded by us under the equity method of accounting. The $2.4 million of equity in losses of investments in 1999 relates to our proportionate share of losses in OmniSky under the equity method of accounting.

     Realized loss on sale of investment. In the year ended December 31, 1997, we sold our interest in Real World Solutions and recorded a loss of $302,145. In the year ended December 31, 1999, we recorded a loss of approximately $169,000 resulting from the sale of short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we financed our operations primarily through private placements of our equity securities and our initial public offering, which in the aggregate resulted in net proceeds of $116.8 million through December 31, 1999. As of December 31, 1999, we had $80.6 million in cash and short-term investments and $83.1 million of working capital.

     Net cash used in operating activities was $1.5 million for the year ended December 31, 1997, $4.4 million for the year ended December 31, 1998 and $12.1 million for the year ended December 31, 1999. The principal use of cash in each of these periods was to fund our losses from operations. In October 1999, the Company agreed to pay for the purchase of 25,000 Minstrel V modems from OmniSky for a price per modem of $230. OmniSky has an exclusive buying arrangement with Novatel for Minstrel V modems, which began in December and runs through March 2000. As of December 31, 1999 we have paid for 20,000 of the 25,000 modems for a total purchase price of $4.6 million. The modems are being delivered to us through April 2000.

     Net cash used in investing activities was $209,723, for the year ended December 31, 1997, $6.5 million for the year ended December 31, 1998 and $12.6 million for the year ended December 31, 1999. Cash used in investing activities for the year ended December 31, 1997 was primarily for the purchase of property and equipment offset in part by proceeds from the sale of our joint venture interest in Real World Solutions. Cash used in investing activities for the year ended December 31, 1998 was primarily for the purchase of short-term investments. For the year ended December 31, 1999, we invested a net of $3.9 million in short-term investments, $11.5 million to acquire Mobeo, $2.5 million to increase our investment in OmniSky to 33% and $2.4 million in property and equipment.

     Net cash provided by financing activities was $1.8 million for the year ended December 31, 1997, $12.5 million for the year ended December 31, 1998 and $101.4 million for the year ended December 31, 1999. Cash provided by financing activities in 1997 and 1998 was primarily attributable to proceeds from private sales of our equity securities and cash provided by financing activities in 1999 consisting primarily of proceeds from our initial public offering. On September 28, 1999, we borrowed $14.8 million under a senior secured interim credit facility with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, one of the underwriters of our initial public offering, and Merrill Lynch Capital Corporation for the primary purpose of funding the acquisition of Mobeo. On October 26, 1999, we completed our initial public offering and raised net proceeds (after expenses of the offering) of approximately $101.1 million. A portion of the proceeds of the initial public offering was used to pay off the $14.8 million loan.

     On January 18, 2000, OmniSky sold equity capital through a private placement and as a result we invested $6.7 million to retain our 33% interest in OmniSky.

     On February 3, 2000, we acquired the capital stock of LocusOne for a purchase price of $40 million, including $21 million in cash at the time of closing. The remaining $19 million is in the form of two notes. One note totaling $5.4 million was repaid on March 22. The remaining $13.6 million note is payable at December 31, 2000 and will be repaid with proceeds we placed in escrow on March 22.

     On March 17, 2000, we acquired a 27.5% interest in Inciscent for $10 million, a new company we formed with Metrocall, PSINet, Hicks, Muse, Tate & Furst and other investors through which we plan to develop wireless e-mail, Internet access and other applications for the small office and homeoffice market segments. As part of the investment, we also acquired approximately 9.9% of the outstanding capital stock of Metrocall for approximately $17 million.

     For 2000, we expect to have the following additional expenditures and requirements:

     - On February 8, 2000, we signed a letter of intent with Reuters to establish a European wireless company headquartered in the United Kingdom, which will be initially focused on financial markets. The letter of intent provides that we will acquire a 60% interest in the company for $100 million. The formation of this company remains subject to definitive documentation.

     - We estimate we will pay $25 million to enhance our sales and marketing activities, $12 million of which we have already committed to spend for a nationwide broadcast and print branding and advertising campaign.

     - Other potential acquisitions, investments and agreements we may identify.

     On March 22, 2000, we completed a public offering of 5,411,949 shares of our common stock at $205 per share and $310,500,000 principal amount of 6% convertible subordinated notes due 2005.

     We currently anticipate that our available cash resources combined with the net proceeds from our recent common stock and convertible notes offering will be sufficient to fund our operating needs for at least the next 12 months, including the expansion of our sales and marketing program. We expect that our available cash resources combined with the net proceeds from these offerings will also support our current acquisition strategy during this period.

YEAR 2000 IMPACT

     Many currently-installed computer systems and software products are coded to accept or recognize only two digits rather than four digits to define the year in the date code field. These systems and software products need to accept four digit year entries to distinguish 21st century dates from 20th century dates. Systems and products that are not corrected to do this could cause a disruption of operations including a temporary inability to process transactions, send invoices or engage in other normal business activities. We maintain a significant number of computer software systems and operating systems across our entire organization, which are potentially subject to year 2000 problems. Although January 1, 2000 has passed without any disruption of operations, problems related to the year 2000 could still surface.

     The discussion below includes the products and infrastructure of Aether and its recent acquisition, Mobeo, except where noted.

     We took several steps to prepare for the year 2000 transition. We developed all our in-house software, including our AIM software platform, using four digit date codes. We run all these applications on hardware and operating systems that we have determined are year 2000 compliant. The Reuters MarketClip and Morgan Stanley Dean Witter Online TradeRunner applications have operated successfully in the year 2000. All our computer hardware has been inventoried and checked against the manufacturers' year 2000 compliance declarations. All non-compliant hardware was upgraded, or replaced. All third-party software, including operating systems and applications, has been inventoried and checked against the manufacturers' compliance statements. We upgraded and fixed software as recommended by the manufacturers.

     We received assurances from external entities that could affect our business. We have on file the compliance statements of our data providers, landline and wireless network carriers, device manufacturers and current corporate customers whose systems might impact our own systems.

     We have reviewed potential failures that may yet arise as a result of the year 2000 transition. With the assistance of an outside consultant, we conducted a business impact analysis and mapped the most critical of these failures into a contingency plan that identified proactive measures to be taken to prepare for system failures as well as those people responsible. In the event of a material system or product failure in spite of our efforts to date, a crisis management plan has been developed and is in place if needed.

     The most likely worst case scenario would be the failure of the landline or wireless networks that carry data to us or from us to our customers. If this happened, we would not be able to deliver our services to our customers and we may lose revenue.

     Although we have taken the steps described above to make our systems year 2000 compliant and have experienced no year 2000 disruptions to date, we may experience material problems and expenses associated with year 2000 compliance that could adversely affect our business, results of operations and financial condition. If the assurances we or our acquired companies have received from third parties regarding their compliance is inaccurate we may experience disruption resulting in additional expense and loss of revenue. We are also subject to outside forces that might generally affect industry and commerce, such as year 2000 compliance failures by utility or transportation companies. If our customers experience disruptions related to our services and software systems, they may begin litigation against us even if the disruptions were caused by their own systems or software provided by others.

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

     Riverbed was established in October 1998 and thus substantially all of its network systems, personal computers, laptop computers and handheld computers were purchased during 1999. Equipment and applications were purchased only from vendors with favorable year 2000 compliance statements. Riverbed software applications were tested for year 2000 compliance and defects were repaired. No disruption of operations occurred during the transition to January 1, 2000.

     LocusOne validated its hardware and software systems against vendor compliance statements. One server was determined to be non-compliant and was replaced. The software of one of LocusOne's wireless network carriers had several year 2000 formatting problems that LocusOne accommodated in its software and procedures. These formatting problems do not affect the operation of the wireless service. LocusOne tested its software and systems for year 2000 compliance and all systems and services functioned properly. No disruption of operations occurred during the transition to January 1, 2000.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement, as amended, is effective for all fiscal quarters beginning after June 15, 2000. We do not expect SFAS No. 133 to have a material effect on its financial position or results of operations.

FACTORS AFFECTING THE COMPANY'S BUSINESS

     A number of factors, including those discussed below, may affect the Company's future operating results.

Our future results are uncertain because our historical revenue was derived from services other than those we expect to be the focus of our business in the future.

     We only have a limited history selling our current services on which you can evaluate our business, financial condition and operating results. Although we commenced operations in January 1996, until March 1997 all of our revenue came from engineering services and not from monthly service subscriptions or software licensing which we now provide and which will be our focus in the future. In 1997, 91.0% of our revenue was from engineering services and 9.0% was from subscriber revenue. In 1998, 63.7% of our revenue was from engineering services and 36.3% was from subscriber revenue. In 1999, 41.0% of our revenue was from engineering services and 59.0% was from subscriber revenue. We have not had any AIM licensing revenue. In addition, our monthly service subscriptions have come exclusively from subscriptions to our financial data and online trading services, and our strategy includes development of services in other industries. Because of this change in focus and our recent acquisitions, you should not rely on our past performance to evaluate our future performance.

We have historically incurred losses and these losses may increase in the future.

     We reported net losses of $2.7 million, $4.7 million and $30.7 million for the years ended December 31, 1997, 1998 and 1999, respectively. Our amortization of intangible assets and option and warrant expense will grow significantly as a result of recent acquisitions. In addition, we expect to continue to incur significant sales and marketing, systems development and administrative expenses. Therefore, we will need to generate significant revenue to become profitable and sustain profitability on a quarterly or annual basis. We expect to continue to incur significant losses for the foreseeable future. As a result, we may not be able to achieve profitability on a quarterly or annual basis.

There is no established market for our financial data and other services and we may not be able to sell enough of our services to become profitable.

     The markets for wireless data and transaction services are still emerging and continued growth in demand for and acceptance of these services remains uncertain. Current barriers to market acceptance of these services include cost, reliability, functionality and ease of use. We cannot be certain that these barriers will be overcome. We are currently developing financial trading services for TD Waterhouse Investor Services, Inc. and Bear, Stearns & Co. Inc. pursuant to preliminary agreements with these parties. We cannot assure you that these parties will enter into contracts for our services or that products developed for our other customers will result in revenue. Our competitors may develop alternative wireless data communications systems that gain broader market acceptance than our systems. If the market for our services does not grow, or grows more slowly than we currently anticipate, we may not be able to attract customers for our services and our revenues would be adversely affected.

Our recent acquisitions, investments and strategic alliances may not deliver the value we paid or will pay for them and may result in excessive expenses if we do not successfully integrate them, or if the costs and management resources we expend in connection with the integrations exceed our expectations.

     We expect that our recent acquisitions, investments and strategic alliances and any acquisitions, investments or strategic alliances we may pursue in the future will have a continuing, significant impact on our business, financial condition and operating results. The value of these transactions may be less than the amount we paid for them or invested if there is:

     - a decline of their position in the respective markets they serve; or

     - a decline in general of the markets they serve.

     The expenses associated with these transactions may be greater and their revenue may be smaller than expected if:

     - we fail to assimilate the acquired assets with our pre-existing business;

     - we lose key employees of these companies or Aether as a result of the acquisitions;

     - our management's attention is diverted by other business concerns; or

     - we assume unanticipated liabilities related to the acquired assets.

     In addition, the companies we have acquired or invested in or may acquire or invest in are subject to each of the business risks we describe in this section, and if they incur any of these risks the businesses may not be as valuable as the amount we paid. Further, we cannot guarantee that we will realize the benefits or strategic objectives we are seeking to obtain by acquiring these companies. In addition, we cannot assure you that our various acquisitions, investments and strategic alliances will be completed on the terms we describe, or at all.

We may not achieve profitability if we are unable to maintain, improve and develop the wireless data services we offer.

     We believe that our future business prospects depend in part on our ability to maintain and improve our current services and to develop new ones on a timely basis. Our services will have to achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As a result of the complexities inherent in our service offerings, major new wireless data services and service enhancements require long development and testing periods. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new services and service enhancements. Additionally, our new services and service enhancements may not achieve market acceptance. If we cannot effectively develop and improve services we may not be able to recover our fixed costs or otherwise become profitable.

If we do not respond effectively and on a timely basis to rapid technological change, our services may become obsolete and we may lose sales.

     The wireless and data communications industries are characterized by rapidly changing technologies, industry standards, customer needs and competition, as well as by frequent new product and service introductions. Our services are integrated with wireless handheld devices and the computer systems of our corporate customers. Our services must also be compatible with the data networks of wireless carriers. We must respond to technological changes affecting both our customers and suppliers. We may not be successful in developing and marketing, on a timely and cost-effective basis, new services that respond to technological changes, evolving industry standards or changing customer requirements. Our ability to grow and achieve profitability will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner:

     - effectively use and integrate new wireless and data technologies;

     - continue to develop our technical expertise;

     - enhance our wireless data, engineering and system design services;

     - develop applications for new wireless networks; and

     - influence and respond to emerging industry standards and other changes.

We depend upon wireless networks owned and controlled by others. If we do not have continued access to sufficient capacity on reliable networks, we may be unable to deliver services and our sales could decrease.

     Our ability to grow and achieve profitability partly depends on our ability to buy sufficient capacity on the networks of wireless carriers such as AT&T Wireless Services or Bell Atlantic Mobile and on the reliability and security of their systems. All of our services are delivered using airtime purchased from third parties. We depend on these companies to provide uninterrupted and "bug free" service and would not be able to satisfy our customers' needs if they failed to provide the required capacity or needed level of service. In addition, our expenses would increase and our profitability could be materially adversely affected if wireless carriers were to increase the prices of their services. Our existing agreements with the wireless carriers generally have one-year terms. Some of these wireless carriers are, or could become, our competitors and if they compete with us they may refuse to provide us with their services.

Our failure to develop recognition for the Aether brand could prevent us from achieving a profitable level of sales.

     Our sales and marketing activities to date have been limited. Our sales and marketing expenses were $840,455 for the year ended December 31, 1998 and $2.1 million for 1999. We intend to increase the market presence of our brand over time, which will require us to substantially increase the amount we spend on sales and marketing. We expect to spend an estimated $25 million in 2000 on sales and marketing. We have applied for, but have not received, federal trademark registrations for the names "Aether," "Aether Systems" and "AIM," and we may not be able to use these names effectively or at all if we fail to obtain such registrations due to conflicting marks or otherwise. As a result of our recent acquisitions of Mobeo, LocusOne and Riverbed, we expect to market our acquired products and services under their existing brands. We may lose existing customers or fail to attract new customers if these brands are not well received by our customers, if our marketing efforts are not productive, if we are otherwise unsuccessful in increasing our brand awareness or if our competition has greater brand recognition.

We depend on third parties for the marketing and sales of some of our services. If the marketing efforts of these third parties are not effective, we may not achieve a profitable level of sales.

     We rely substantially on the efforts of others to market and sell some of our wireless data communications services, in particular the online trading services we have developed for Morgan Stanley Dean Witter Online and are developing for Charles Schwab and other financial institutions. We believe that third parties paid over $380,000 in marketing expenses in 1999 related to our products, which represented 15% of sales and marketing expenses incurred in connection with our services. We cannot control whether or how these third parties who sell and market our services will perform their obligations to market our services. If these third parties fail to market our services or their efforts fail to result in new customers, we may be unable to attract new customers and our revenue could be adversely effected.

We may fail to support our anticipated growth in operations which could reduce demand for our services and materially adversely affect our revenue.

     Our business strategy is based on the assumption that the number of subscribers to our services, the amount of information they want to receive and the number of services we offer will all increase. We must continue to develop and expand our systems and operations to accommodate this growth. The expansion and adaptation of our customer service and network operations center requires substantial financial, operational and management resources. We may be unable to expand our operations for one or more of the following reasons:

     - we may not be able to locate or hire at reasonable compensation rates qualified engineers and other employees necessary to expand our capacity;

     - we may not be able to obtain the hardware necessary to expand our capacity;

     - we may not be able to expand our billing and other related support systems; and

     - we may not be able to obtain sufficient additional capacity from wireless carriers.

     Due to the limited deployment of our services to date, the ability of our systems and operations to connect and manage a substantially larger number of customers while maintaining superior performance is unknown. Any failure on our part to develop and maintain our wireless data services as we experience rapid growth could significantly reduce demand for our services and materially adversely affect our revenue.

We depend on recruiting and retaining key management and technical personnel with wireless data and software experience and we may not be able to develop new products or support existing products if we cannot hire or retain qualified employees.

     Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key employees. Competition for qualified personnel in the wireless data and software industries is intense and finding qualified personnel with experience in both industries is even more difficult. We believe there are only a limited number of individuals with the requisite skills in the field of wireless data communication, and it is becoming increasingly difficult to hire and retain these persons. Competitors and others have in the past attempted, and may in the future attempt, to recruit our employees. Each of our engineers has entered into a non-compete agreement with us for a period of ten months after they leave Aether. These agreements will not prevent our engineers from leaving or working for competitors relatively soon after they leave us.

     We currently maintain a key person life insurance policy for David S. Oros, our chairman, chief executive officer and president. We do not maintain insurance policies for any of our other executive officers.

We may not have adequately protected our intellectual property rights, which could allow competitors to develop similar products using similar technology and thus reduce our sales and revenue.

     We have attempted to protect our technology, including the technology we have obtained or will obtain in our acquisition, through patent, trademark and copyright protection, as well as through trade secret laws and non-competition and non-disclosure agreements with key employees. Patents may infringe on valid patents held by third parties, or patents held by third parties may limit the scope of any patents we receive. In particular, the patent we acquired in our acquisition of Riverbed covers a technology that is subject to a number of patents. In addition, Riverbed has no international patent protection in its technology. If we are not adequately protected, other companies with sufficient engineering expertise could quickly develop competing products based on our intellectual property and reduce our sales and thus our revenue.

We may be sued by third parties for infringement of their intellectual property rights and incur costs of defense and possibly royalties or lose the right to use technology important to providing our services.

     The telecommunications and software industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of participants in our market increases, the possibility of an intellectual property claim against us could increase. We have received two claims that we have infringed patents developed by other parties. Although we believe these claims are without merit, these and any other intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, could require us to enter into costly royalty arrangements, could divert management attention from administering our business and could preclude us from conducting our business.

We may be subject to liability for transmitting information, and our insurance coverage may be inadequate to protect us from this liability.

     We may be subject to claims relating to information transmitted over systems we develop or operate. These claims could take the form of lawsuits for defamation, negligence, copyright or trademark infringement or other actions based on the nature and content of the materials. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed.

Disruption of our services due to accidental or intentional security breaches may harm our reputation causing a loss of sales and could increase our expenses.

     A significant barrier to the growth of wireless data services or transactions on the Internet or by other electronic means has been the need for secure transmission of confidential information. Our systems could be disrupted by unauthorized access, computer viruses and other accidental or intentional actions. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. If a third party were able to misappropriate our users' personal or proprietary information or credit card information, we could be subject to claims, litigation or other potential liabilities that could materially adversely impact our revenue and may result in the loss of customers.

Any type of systems failure could reduce sales, increase costs or result in claims of liability.

     Our existing wireless data services -- TradeRunner, Reuters MarketClip and its predecessor AirBroker and the Mobeo services -- are dependent on real-time, continuous feeds from Reuters Selectfeed Plus and others. The ability of our subscribers to make securities trades through Morgan Stanley Dean Witter Online requires timely and uninterrupted connections with our wireless network carriers. Any disruption from our satellite feeds or backup landline feeds could result in delays in our subscribers' ability to receive information or execute trades. There can be no assurance that our systems will operate appropriately if we experience a hardware or software failure or if there is an earthquake, fire or other natural disaster, a power or telecommunications failure, intentional disruptions of service by third parties, an act of God or an act of war. A failure in our systems could cause delays in transmitting data, and as a result we may lose customers or face litigation that could involve material costs and distract management from operating our business.

Our ability to sell new and existing services at a profit could be impaired by competitors.

     Intense competition could develop in the market for services we offer. We developed our software using standard industry development tools. Many of our agreements with wireless carriers, wireless handheld device manufacturers and data providers are non-exclusive. Our competitors could develop and use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services. Our competitors could include wireless network carriers such as AT&T Wireless Services and Bell Atlantic Mobile, software developers such as Microsoft Corporation, 724 Solutions Inc. and Phone.com and systems integrators such as International Business Machines Corporation. Many of our competitors have significantly greater resources than we do. Furthermore, competitors may develop a different approach to marketing the services we provide in which subscribers may not be required to pay for the information provided by our services. Competition could reduce our market share or force us to lower prices to unprofitable levels. Additional information regarding our competition is described under "Item
1 -- Business -- Competition."

We may lose the opportunity to pursue desirable projects to OmniSky and the company we plan to form with Reuters.

     David S. Oros, our chairman, chief executive officer and president, also serves as a director of OmniSky and Janice M. Roberts, one of our directors, is also a director of OmniSky. OmniSky is a separate business in which we have an equity interest that is developing applications for wireless access to the Internet and related applications such as wireless e-mail. David S. Oros will serve as chairman and interim chief executive officer of our European strategic alliance with Reuters. This company will be a separate business that will provide wireless data applications in Europe. Mr. Oros and Ms. Roberts may learn of business opportunities that are appropriate for OmniSky and us, and Mr. Oros may learn of business opportunities that are appropriate for our pending strategic alliance with Reuters and us, and Mr. Oros and Ms. Roberts may not be required to make those opportunities available to us. If OmniSky or our strategic alliance with Reuters pursue opportunities that we would have an interest in pursuing, our business may fail to grow or our existing business may suffer. Mr. Oros and Ms. Roberts may also have other conflicts of interest with Aether because of their positions with OmniSky, and OmniSky's contractual relationships with Aether and 3Com. Mr. Oros may also have other conflicts of interest with Aether because of his position with the strategic alliance with Reuters and its contractual relationships with Aether.

An interruption in the supply of products and services that we obtain from third parties could cause a decline in sales of our services, and products we purchase to avoid shortages may become obsolete before we can use them.

     In designing, developing and supporting our wireless data services, we rely on wireless carriers, wireless handheld device manufacturers, content providers and software providers. These suppliers may experience difficulty in supplying us products or services sufficient to meet our needs or they may terminate or fail to renew contracts for supplying us these products or services on terms we find acceptable. Any significant interruption in the supply of any of these products or services could cause a decline in sales of our services unless and until we are able to replace the functionality provided by these products and services. Specifically, Novatel Wireless and Sierra Wireless Inc. are our only suppliers of wireless modems, which are an integral hardware component of our services. It can be difficult to obtain these wireless modems and their parts. Although we have purchased a large supply of these modems, they may become obsolete before we are able to use them. We also depend on third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. In addition, we rely on the ability of our content providers -- Reuters, the New York Stock Exchange, Inc., the Chicago Board of Trade, the Nasdaq Stock Market, Inc. and the Options Price Reporting Authority -- to continue to provide us with uninterrupted access to the news and financial information we provide to our customers. The failure of third parties to meet these criteria, or their refusal or failure to deliver the information for whatever reason, could materially harm our business.

Our sales cycle is long, and our stock price could decline if sales are delayed or cancelled.

     Quarterly fluctuations in our operating performance are exacerbated by the length of time between our first contact with a business customer and the first revenue from sales of services to that customer or end users. Because our services represent a significant investment for our business customers, we spend a substantial amount of time educating them regarding the use and benefits of our services and they, in turn, spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals before purchasing our services. As much as a year may elapse between the time we approach a business customer and the time we begin to deliver services to a customer or end user. Any delay in sales of our services could cause our quarterly operating results to vary significantly from projected results, which could cause our stock price to decline. In addition, we may spend a significant amount of time and money on a potential customer that ultimately does not purchase our services.

Our sales of financial data and trading services could go down if there is a decline in securities trading.

     In 1999, we earned 59.0% of our revenue from services that provide financial information and wireless trading capability. If there is a prolonged decline in the overall level of securities trading, or online trading in particular, our operating results may decline. A decline in securities trading may result from:

     - loss of confidence in the reliability or security of online trading systems;

     - government regulation of the securities industry or online trading; or

     - a downturn in the stock market.

Our software may contain defects or errors, and our sales could go down if this injures our reputation or delays shipments of our software.

     The AIM package of wireless messaging and software development tools we develop, and the ScoutWare family of software products we acquired in our acquisition of Riverbed, are complex and must meet the stringent technical requirements of our customers. We must develop our services quickly to keep pace with the rapidly changing software and telecommunications markets. Software as complex as ours is likely to contain undetected errors or defects, especially when first introduced or when new versions are released. Our software may not be free from errors or defects after delivery to customers have begun, which could result in the rejection of our software or services, damage to our reputation, lost revenue, diverted development resources and increased service and warranty costs.

Undiscovered year 2000-related computer problems could disrupt our operations.

     We believe that software that is incorporated in our products and services is year 2000 compliant. When the century changed, we experienced no disruption to our business operations and no product failures as a result of year 2000 compliance issues or otherwise. We may face claims, however, for undiscovered year 2000 errors in our own products or for year 2000 issues arising from third-party products that we integrate into our products and services or with which our systems and products exchange data. If our suppliers, vendors or distributors fail to timely and completely correct their own year 2000 software, firmware and hardware problems, or if any of them convert to a system that is incompatible with our systems, our ability to deliver our products and services could be disrupted.

The stockholder agreement among our major stockholders has the effect of allowing them to control eight of our twelve directors, which limits the ability of other investors to influence control of Aether.

     NexGen Technologies, L.L.C., Telcom-ATI Investors, L.L.C., Reuters MarketClip Holdings Sarl, a subsidiary of Reuters Group PLC, and 3Com -- who together will hold 49.6% of the shares of common stock outstanding at the completion of our recent common stock offering -- entered into a stockholder agreement that governs voting for our directors. The agreement provides that each party will vote all of its shares for two directors nominated by NexGen, two directors nominated by Telcom-ATI Investors, two directors nominated jointly by NexGen and Telcom-ATI Investors and one director nominated by each of Reuters and 3Com. As a result, eight directors of our board are effectively chosen by these major stockholders. As we currently have authorized only 12 directors, the voting rights of our stockholders other than these major stockholders effectively apply to only four of our directors. In addition to its effect on the voting rights of our new investors, the stockholder agreement could have the effect of delaying or preventing a change in control.

We may need additional capital and we may not be able to obtain it, which could prevent us from carrying out our business strategy.

     We currently anticipate that our available cash resources combined with the net proceeds from our pending offering of common stock and convertible notes will be sufficient to fund our operating needs for at least the next 12 months, including the expansion of our sales and marketing program and any acquisitions we may pursue in the next 12 months. Thereafter, we expect to require additional financing in an amount that we cannot determine at this time. We do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes. If our plans or assumptions change or are inaccurate, we may be required to seek capital sooner than anticipated. We may need to raise funds through public or private debt or equity financings.

     If funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders may be reduced and the holders of new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through a bank credit facility or the issuance of debt securities, the holder of this indebtedness would have rights senior to the rights of the holders of our common stock and the terms of this indebtedness could impose restrictions on our operations. If we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all. If we cannot raise adequate funds on acceptable terms, we may not be able to continue to fund our operations.

New laws and regulations that impact our industry could increase our costs or reduce our opportunities to earn revenue.

     We are not currently subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to businesses in general. However, in the future, we may become subject to regulation by the FCC or another regulatory agency. In addition, the wireless carriers who supply us airtime are subject to regulation by the FCC and regulations that affect them could increase our costs or reduce our ability to continue selling and supporting our services.

Debt service obligations may adversely affect our cash flow.

     We conducted an offering of convertible subordinated notes in an aggregate principal amount of $310,500,000. As a result, we have substantial amounts of outstanding indebtedness, primarily consisting of the notes. As a result of this indebtedness, we are obligated to make principal and interest payments. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. There can be no assurance that additional financing arrangements will be available on commercially reasonable terms or at all.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have limited exposure to financial market risks, including changes in interest rates. We manage our interest rate risk exposure by investing in debt obligations with varying maturity dates. At December 31, 1999, we had short-term investments of approximately $2.1 million. These short-term investments consisted of highly liquid investments in debt obligations of the U.S. Government and other highly-rated entities with maturities of up to 30 years. These investments are classified as available-for-sale and are considered short-term, because we expect to sell them within 12 months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. At December 31, 1999, the value of our short-term investments was approximately $70,069 less than our cost. If market interest rates continue to rise, the value of our short-term investments will continue to decrease. We expect to sell these investments prior to maturity, and therefore we may not realize the full value of these investments. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest only in short-term, investment grade, interest-bearing instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

     The financial statement and supplementary data of the Company required by this item are filed as exhibits hereto, are listed under Item 14(a)(1) and (2), and are incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the caption "Directors and Executive Officers" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1999, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item will be included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1999, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1999, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1999, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

     The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-1
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................   F-2
Consolidated Statements of Operations and Other
  Comprehensive Loss for the years ended December 31, 1997,
  1998 and 1999.............................................   F-3
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1998 and 1999..............   F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................   F-5
Notes to Consolidated Financial Statements..................   F-6

(a)(2) FINANCIAL STATEMENT SCHEDULES

     The following financial statements schedules required by this item are submitted on page S-1 of this Report.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   S-1
Schedule II -- Valuation and Qualifying Account.............   S-2

     All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements of the notes thereto.

(a)(3) EXHIBITS

     The Exhibit Index is incorporated herein by reference.

(b) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1999.

(c) EXHIBITS

     The exhibits required by this Item are listed in the Index of Exhibits.

(d) FINANCIAL STATEMENTS SCHEDULES

     The financial statement schedules required by this Item are listed under
Item 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2000.

                                            AETHER SYSTEMS, INC.

                                            By:      /s/ DAVID S. OROS
                                              ----------------------------------
                                                David S. Oros
                                                Chairman and Chief Executive
                                                Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below under the heading "Signature" constitutes and appoints David S. Oros and David C. Reymann as his or her true and lawful attorneys-in-fact each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any or all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                  /s/ DAVID S. OROS                      Chairman, President and Chief       March 22, 2000
-----------------------------------------------------          Executive Officer
                    David S. Oros

                /s/ DAVID C. REYMANN                   Chief Financial Officer (Principal    March 22, 2000
-----------------------------------------------------  Financial and Accounting Officer)
                  David C. Reymann

              /s/ J. CARTER BEESE, JR.                              Director                 March 22, 2000
-----------------------------------------------------
                J. Carter Beese, Jr.

              /s/ FRANK A. BONSAL, JR.                              Director                 March 22, 2000
-----------------------------------------------------
                Frank A. Bonsal, Jr.

                   /s/ MARK D. EIN                                  Director                 March 22, 2000
-----------------------------------------------------
                     Mark D. Ein

              /s/ E. WAYNE JACKSON III                              Director                 March 22, 2000
-----------------------------------------------------
                E. Wayne Jackson III

                /s/ RAHUL C. PRAKASH                                Director                 March 22, 2000
-----------------------------------------------------
                  Rahul C. Prakash

                /s/ JANICE M. ROBERTS                               Director                 March 22, 2000
-----------------------------------------------------
                  Janice M. Roberts

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

               /s/ DR. RAJENDRA SINGH                               Director                 March 22, 2000
-----------------------------------------------------
                 Dr. Rajendra Singh

                /s/ GEORGE P. STAMAS                                Director                 March 22, 2000
-----------------------------------------------------
                  George P. Stamas

                 /s/ ROBIN T. VASAN                                 Director                 March 22, 2000
-----------------------------------------------------
                   Robin T. Vasan

                 /s/ DEVIN N. WENIG                                 Director                 March 22, 2000
-----------------------------------------------------
                   Devin N. Wenig

                /s/ THOMAS E. WHEELER                               Director                 March 22, 2000
-----------------------------------------------------
                  Thomas E. Wheeler

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Aether Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Aether Systems, Inc. and subsidiary as of December 31, 1998 and 1999, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aether Systems, Inc. and subsidiary as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

McLean, Virginia
February 9, 2000

                              AETHER SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1999
                                                              ----------   ------------
Current assets:
  Cash and cash equivalents.................................  $1,755,350   $ 78,541,792
  Short-term investments....................................   6,191,287      2,091,962
  Trade accounts receivable, net of allowance for doubtful
     accounts of $157,061 and $56,371 at December 31, 1998
     and 1999, respectively.................................     118,489      1,002,845
  Inventory, net of allowance for obsolescence of $169,630
     and $115,153 at December 31, 1998 and 1999,
     respectively...........................................     143,617        688,494
  Prepaid expenses and other current assets.................      45,646      4,994,965
                                                              ----------   ------------
          Total current assets..............................   8,254,389     87,320,058
Property and equipment, net.................................     510,437      2,795,920
Intangible assets, net......................................          --     12,209,442
Other assets................................................          --        208,698
                                                              ----------   ------------
                                                              $8,764,826   $102,534,118
                                                              ==========   ============

                LIABILITIES, MEMBERS' CAPITAL AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  195,930   $  1,425,435
  Accrued expenses..........................................     288,350      1,619,947
  Accrued employee compensation and benefits................     250,975        971,110
  Deferred revenue..........................................          --        175,193
                                                              ----------   ------------
          Total current liabilities.........................     735,255      4,191,685
Members' capital............................................   8,029,571             --
Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
     authorized; 0 shares issued and outstanding at December
     31, 1999,..............................................          --             --
  Common stock, $0.01 par value; 75,000,000 shares
     authorized; 27,154,398 issued and outstanding at
     December 31, 1999......................................          --        271,543
  Additional paid-in-capital................................          --    120,892,478
  Accumulated deficit.......................................          --    (22,613,640)
  Notes receivable from stockholder.........................          --       (137,879)
  Unrealized loss on investments available for sale.........          --        (70,069)
                                                              ----------   ------------
          Total stockholders' equity........................          --     98,342,433
                                                              ----------   ------------
          Commitments and contingencies
                                                              $8,764,826   $102,534,118
                                                              ==========   ============

          See accompanying notes to consolidated financial statements.

                              AETHER SYSTEMS, INC.

       CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1997          1998           1999
                                                       -----------   -----------   ------------
Subscriber revenue...................................  $   161,400   $   549,057   $  3,731,792
Engineering services revenue.........................    1,624,733       963,165      2,594,476
                                                       -----------   -----------   ------------
          Total revenue..............................    1,786,133     1,512,222      6,326,268
Cost of subscriber revenue...........................      447,480       797,165      2,109,807
Cost of engineering services revenue.................      846,140       304,137      1,366,426
                                                       -----------   -----------   ------------
          Total cost of revenue......................    1,293,620     1,101,302      3,476,233
                                                       -----------   -----------   ------------
          Gross profit...............................      492,513       410,920      2,850,035
                                                       -----------   -----------   ------------
Operating expenses:
  Research and development (exclusive of option and
     warrant expense of $0, $0, and $150,288 for the
     year ended December 31, 1997, 1998 and 1999,
     respectively)...................................      733,630     1,267,320      2,613,726
  General and administrative (exclusive of option and
     warrant expense of $40,277, $32,580, and
     $18,004,623 for the years ended December 31,
     1997, 1998, and 1999, respectively).............    1,504,250     2,773,332      5,891,504
  Selling and marketing (exclusive of option and
     warrant expense of $0, $0 and $1,043,298 for the
     years ended December 31, 1997, 1998, and 1999,
     respectively)...................................      333,191       840,455      2,095,074
  Depreciation and amortization......................      189,160       264,685      1,089,013
  Option and warrant expense.........................       40,277        32,580     19,198,209
                                                       -----------   -----------   ------------
                                                         2,800,508     5,178,372     30,887,526
                                                       -----------   -----------   ------------
          Operating loss.............................   (2,307,995)   (4,767,452)   (28,037,491)
Other income (expense):
  Interest income....................................        7,788       140,479        996,436
  Interest expense...................................           --       (70,171)    (1,056,718)
  Equity in losses of investments....................     (144,825)                  (2,425,000)
  Realized gain (loss) on sale of short-term
     investments.....................................           --         3,872       (168,721)
  Realized loss on sale of investment................     (302,145)           --             --
                                                       -----------   -----------   ------------
          Net loss...................................  $(2,747,177)  $(4,693,272)  $(30,691,494)
Other comprehensive loss-unrealized holding gain
  (loss) on investments available for sale...........           --       (58,030)       (12,039)
                                                       -----------   -----------   ------------
Comprehensive loss...................................  $(2,747,177)  $(4,751,302)  $(30,703,533)
                                                       ===========   ===========   ============
Pro forma statement of operations data (unaudited):
  Loss before income taxes, as reported..............  $(2,747,177)  $(4,693,272)  $(30,691,494)
  Pro forma income tax provision (benefit)...........           --            --             --
                                                       -----------   -----------   ------------
  Pro forma net loss.................................  $(2,747,177)  $(4,693,272)  $(30,691,494)
                                                       ===========   ===========   ============
  Pro forma net loss per share-basic and diluted.....  $     (0.22)  $     (0.29)  $      (1.45)
                                                       ===========   ===========   ============
  Pro forma weighted average shares outstanding-basic
     and diluted.....................................   12,655,901    15,916,383     21,207,225
                                                       ===========   ===========   ============

          See accompanying notes to consolidated financial statements.

                              AETHER SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            NOTES
                                                            ADDITIONAL                   RECEIVABLE    UNREALIZED
                                    PREFERRED    COMMON      PAID-IN      ACCUMULATED       FROM         LOSS ON      MEMBERS'
                                      STOCK      STOCK       CAPITAL        DEFICIT      STOCKHOLDER   INVESTMENTS     CAPITAL
                                    ---------   --------   ------------   ------------   -----------   -----------   -----------
Balance at January 1, 1997........     $--      $     --   $         --   $         --    $      --     $     --     $ 1,100,866
 Issuance of member units in
   February 1997..................      --            --             --             --           --           --       1,000,000
 Issuance of member units in
   December 1997..................      --            --             --             --           --           --         690,369
 Unit option and warrant
   expense........................      --            --             --             --           --           --          40,277
 Note receivable from member......      --            --             --             --           --           --         (10,000)
 Net loss.........................      --            --             --             --           --           --      (2,747,177)
                                       ---      --------   ------------   ------------    ---------     --------     -----------
Balance at December 31, 1997......      --            --             --             --           --           --          74,335
 Issuance of member units in
   January 1998...................      --            --             --             --           --           --       1,499,314
 Issuance of warrants in
   June 1998......................      --            --             --             --           --           --          50,000
 Exercise of warrants in August
   1998...........................      --            --             --             --           --           --              56
 Conversion of note payable and
   issuance of member units in
   August 1998....................      --            --             --             --           --           --         252,467
 Issuance of member units in
   August 1998....................      --            --             --             --           --           --       5,000,000
 Issuance of member units in
   October 1998...................      --            --             --             --           --           --       6,000,000
 Unit option and warrant
   expense........................      --            --             --             --           --           --          32,580
 Unrealized loss on investments
   available for sale.............      --            --             --             --           --                      (58,030)
 Note receivable from member......      --            --             --             --           --           --        (127,879)
 Net loss.........................      --            --             --             --           --           --      (4,693,272)
                                       ---      --------   ------------   ------------    ---------     --------     -----------
Balance at December 31, 1998......      --            --             --             --           --                    8,029,571
 Issuance of replacement options
   to Mobeo, Inc. employees.......      --            --             --             --           --           --         374,000
 Exercise of unit options and
   warrants.......................      --            --             --             --           --           --          70,000
 Option and warrant expense.......      --            --             --             --           --           --       2,323,698
 Net loss -- pre merger...........      --            --             --             --           --           --      (8,077,854)
 Merger of Aether Technologies
   International, L.L.C. into
   Aether Systems, Inc. in October
   1999...........................      --       200,670      2,714,654             --     (137,879)     (58,030)     (2,719,415)
 Net proceeds of initial public
   offering.......................      --        69,000    101,044,831             --           --           --
 Unrealized loss on investments
   available for sale.............      --            --             --             --           --      (12,039)             --
 Option and warrant expense.......      --            --     16,874,511             --           --           --              --
 Exercise of stock options........      --         1,873        258,482             --           --           --              --
 Net loss -- post merger..........      --            --             --    (22,613,640)          --           --              --
                                       ---      --------   ------------   ------------    ---------     --------     -----------
Balance at December 31, 1999......     $--      $271,543   $120,892,478   $(22,613,640)   $(137,879)    $(70,069)    $        --
                                       ===      ========   ============   ============    =========     ========     ===========


                                       TOTAL
                                    ------------
Balance at January 1, 1997........  $  1,100,866
 Issuance of member units in
   February 1997..................     1,000,000
 Issuance of member units in
   December 1997..................       690,369
 Unit option and warrant
   expense........................        40,277
 Note receivable from member......       (10,000)
 Net loss.........................    (2,747,177)
                                    ------------
Balance at December 31, 1997......        74,335
 Issuance of member units in
   January 1998...................     1,499,314
 Issuance of warrants in
   June 1998......................        50,000
 Exercise of warrants in August
   1998...........................            56
 Conversion of note payable and
   issuance of member units in
   August 1998....................       252,467
 Issuance of member units in
   August 1998....................     5,000,000
 Issuance of member units in
   October 1998...................     6,000,000
 Unit option and warrant
   expense........................        32,580
 Unrealized loss on investments
   available for sale.............       (58,030)
 Note receivable from member......      (127,879)
 Net loss.........................    (4,693,272)
                                    ------------
Balance at December 31, 1998......     8,029,571
 Issuance of replacement options
   to Mobeo, Inc. employees.......       374,000
 Exercise of unit options and
   warrants.......................        70,000
 Option and warrant expense.......     2,323,698
 Net loss -- pre merger...........    (8,077,854)
 Merger of Aether Technologies
   International, L.L.C. into
   Aether Systems, Inc. in October
   1999...........................            --
 Net proceeds of initial public
   offering.......................   101,113,831
 Unrealized loss on investments
   available for sale.............       (12,039)
 Option and warrant expense.......    16,874,511
 Exercise of stock options........       260,355
 Net loss -- post merger..........   (22,613,640)
                                    ------------
Balance at December 31, 1999......  $ 98,342,433
                                    ============

          See accompanying notes to consolidated financial statements.

                              AETHER SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 1997          1998           1999
                                                              -----------   -----------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(2,747,177)  $(4,693,272)  $(30,691,494)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization...........................      189,160       264,685      1,089,013
    Provision (recovery) for doubtful accounts..............           --       157,061        (59,530)
    Provision (recovery) for inventory obsolescence.........           --       169,630        (54,477)
    Realized (gain) loss on sale of short-term
     investments............................................           --        (3,872)       168,721
    Equity in losses of investments.........................      144,825            --      2,425,000
    Realized loss on sale of investment.....................      302,145            --             --
    Issuance of warrants....................................           --        50,000             --
    Option and warrant expense..............................       40,277        32,580     19,198,209
    Changes in assets and liabilities:
      (Increase) decrease in trade accounts receivable......       74,812      (153,417)    (1,730,942)
      Increase in inventory.................................           --      (313,247)      (490,400)
      (Increase) decrease in prepaid expenses and other
       current assets.......................................        3,828       (30,529)    (3,785,442)
      Increase (decrease) in accounts payable...............       67,360        83,421       (376,810)
      Increase in accrued expenses and employee compensation
       and benefits.........................................      272,622       216,457      2,051,732
      Increase (decrease) in deferred revenue...............      162,500      (162,500)       175,193
                                                              -----------   -----------   ------------
         Net cash used by operating activities..............   (1,489,648)   (4,383,003)   (12,081,227)
                                                              -----------   -----------   ------------
Cash flows (used) by investing activities:
  Sales of short-term investments...........................       49,977     1,295,525     12,640,562
  Purchases of short-term investments.......................           --    (7,535,118)    (8,721,997)
  Acquisition of Mobeo, Inc., net of cash acquired..........           --            --    (11,547,976)
  Purchases of property and equipment.......................     (441,700)     (228,274)    (2,447,106)
  Investment in OmniSky, Inc................................           --            --     (2,500,000)
  Long-term investments.....................................      (23,000)           --             --
  Proceeds from sale of investment in joint venture.........      205,000            --             --
                                                              -----------   -----------   ------------
         Net cash used in investing activities..............     (209,723)   (6,467,867)   (12,576,517)
                                                              -----------   -----------   ------------
Cash flows provided by financing activities:
  Issuance of member units..................................    1,690,369    12,501,781             --
  Proceeds from issuance of common stock....................           --            --    101,113,831
  Repayments from member....................................      (50,000)           --             --
  Proceeds from note payable................................      150,000       500,000             --
  Repayments on notes payable...............................           --      (400,000)            --
  Proceeds from credit facility.............................           --            --     14,830,000
  Repayments of credit facility.............................           --            --    (14,830,000)
  Issuance of notes receivable from member..................      (10,000)     (127,879)            --
  Exercise of options and warrants..........................           --            56        330,355
                                                              -----------   -----------   ------------
         Net cash provided by financing activities..........    1,780,369    12,473,958    101,444,186
                                                              -----------   -----------   ------------
         Net increase in cash and cash equivalents..........       80,998     1,623,088     76,786,442
Cash and cash equivalents, at beginning of period...........       51,264       132,262      1,755,350
                                                              -----------   -----------   ------------
Cash and cash equivalents, at end of period.................  $   132,262   $ 1,755,350   $ 78,541,792
                                                              ===========   ===========   ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest....................  $     3,894   $    20,171   $  1,026,643
                                                              ===========   ===========   ============

---------------
Supplemental disclosure of noncash investing and financing activities:
    In 1997, the Company made a $26,457 investment in Navox, Inc. by forgiving a trade account receivable of an equal amount.
    In 1998, a member converted a $250,000 promissory note payable into membership units.
    In 1998 and 1999, the Company incurred unrealized holding losses associated with its investments available for sale totaling $58,030 and $12,039. These amounts have been reported as reductions in members' capital and stockholders' equity, respectively.
    In September 1999, the Company issued 18,442 unit options (46,105 shares) valued at $374,000 as part of the cost to acquire Mobeo, Inc. This amount has been reported as an increase in members' capital.
    In October 1999, approximately $1.1 million of trade receivables owed to the Company by OmniSky, Inc. were settled against amounts due in connection with the purchase of 20,000 modems from OmniSky, Inc.

          See accompanying notes to consolidated financial statements.

                              AETHER SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)  ORGANIZATION AND DESCRIPTION OF BUSINESS

     Aether Systems, Inc. and its subsidiary (the "Company") designs, develops, sells and supports wireless data services and systems enabling people to use handheld devices for mobile data communications and real-time transactions. The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company.

     The Company expects to expand its operations through continued capital investment in new systems and services and through strategic acquisitions. The Company has a limited operating history and has incurred net losses since its inception. The Company expects to continue to incur significant sales and marketing, systems development and administrative expenses. The Company may require additional capital in the future to meet its operating and capital needs.

(2)  MERGER AND INITIAL PUBLIC OFFERING

     The Company is the successor to the business formerly conducted by Aether Systems, L.L.C. ("Aether") (previously Aether Technologies International, L.L.C.), which was formed in January, 1996. Effective October 26, 1999, in connection with the Company's initial public offering of common stock, Aether merged with and into Aether Systems, Inc. The Company is the surviving company in the merger, and owns all of the assets and rights and is subject to all of the obligations and liabilities of Aether. Immediately prior to the merger, each member of the Company contributed its membership units in Aether Systems, L.L.C. to Aether Systems, Inc., a newly formed Delaware corporation, in exchange for two and one-half shares of common stock of Aether Systems, Inc. Effective with the merger, the Company converted to a Subchapter C Corporation under the Internal Revenue Code of 1986 as amended.

     On October 26, 1999, the Company completed its initial public offering, which involved the sale of 6,900,000 shares of common stock at $16.00 per share, including 900,000 shares from the exercise of the underwriters' over-allotment option, at the initial public offering price less underwriting discounts and offering expenses. Net proceeds to the Company after deducting underwriting discounts, commissions and other expenses of the offering were approximately $101.1 million.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation

     The consolidated financial statements include the accounts of Aether Systems, Inc. and its wholly owned subsidiary, Mobeo, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

  (b) Revenue Recognition

     The Company derives subscriber revenue from the provision of real-time access to information from selected financial markets integrated into existing wireless communication platforms. Subscriber revenue consists of monthly fixed charges for usage and equipment and is recognized as the service is provided on a monthly basis and a one time non-refundable activation fee which is recognized upon service activation. Direct activation costs are expensed as incurred. Certain of the Company's customers are billed in advance with revenue deferred and recognized on a monthly basis over the term of the agreement. Also included in subscriber revenue are market exchange fees for access to financial information from the securities exchanges and markets, which are recognized as the service is provided. Engineering services revenue is derived from the provision of wireless integration consulting under time-and-materials and fixed-fee contracts. Revenue on time-and-materials contracts is recognized as services are performed. Revenue on fixed-fee contracts is recognized on the percentage-of-completion method based on costs incurred in

                              AETHER SYSTEMS, INC.

relation to total estimated costs. Anticipated contract losses are recognized as soon as they become known and estimable.

  (c) Cost of Revenues

     Cost of subscriber revenue consists primarily of airtime costs, financial data costs, wireless handheld device costs, and securities exchange and market fees. Since the Company's service agreements are generally for a one-year period and subject to cancellation, non-payment and non-return risk, the Company expenses the cost of wireless handheld devices upon shipment to the customer. Cost of engineering services revenue consists of cash compensation and related costs for engineering personnel and materials.

  (d) Cash and Cash Equivalents

     Cash equivalents include all highly liquid investments purchased with original maturities of three months or less. Cash equivalents consist of approximately $193,000 and $5,521,000 in overnight repurchase agreements, $1,562,000 and $68,831,000 in money market accounts, and $0 and $3,979,000 in commercial paper at December 31, 1998 and 1999, respectively.

  (e) Short-term Investments

     Short-term investments consist of highly liquid investments with original maturities greater than three months and less than one year and those longer-term investments that the Company expects to liquidate within twelve months. The Company has classified its short-term investments as "available for sale" and carries such investments at fair value. Unrealized gains (losses) are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of these investments are determined on a specific identification basis.

  (f) Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the relatively short duration of the instruments.

  (g) Concentration of Credit Risk

     Financial instruments that potentially subject the Company to a concentration of credit risk consist of accounts receivable. The Company extends credit to its customers on an unsecured basis in the normal course of business.

  (h) Inventory

     Inventory, net of allowance for obsolete and slow-moving inventory, consists primarily of handheld and laptop computers, pagers, wireless modems, and accessories and is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The inventory of the Company is subject to rapid technological changes which could have an adverse impact on its realization in future periods. In addition, there are a limited number of suppliers of the Company's inventory.

  (i) Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. The costs of leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

                              AETHER SYSTEMS, INC.

  (j) Investment in OmniSky, Inc.

     The Company uses the equity method of accounting for advances to and earnings and losses of its investment in OmniSky, Inc.

  (k) Goodwill and Recovery of Long-Lived Assets

     Cost in excess of the fair value of tangible and identifiable intangible net assets acquired is included in intangible assets and is amortized on a straight-line basis over seven years.

     The Company's policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company recognizes an impairment loss when the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. The measurement of the impairment losses to be recognized is based upon the difference between the fair value and the carrying amount of the assets.

  (l) Stock Options and Warrants

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

  (m) Pro Forma Income (Loss) Data (Unaudited)

     The accompanying unaudited pro forma information has been prepared as if the Company was treated as Subchapter C Corporation for Federal and state income tax purposes from January 1, 1997. The Company has provided no income taxes on a pro forma basis due to the losses incurred in all periods.

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

  (n) Research and Development

     Research and development costs are expensed as incurred.

  (o) Advertising Expense

     Advertising costs are expensed as incurred. Advertising expense was approximately $248,000, $504,000, and $933,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

  (p) Income Taxes

     The Company recognizes income taxes using the asset and liability method, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences

                              AETHER SYSTEMS, INC.

between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

     Prior to October 26, 1999, Aether had elected limited liability status and, as such, was not directly subject to Federal and state income taxes. Rather, the members were responsible for income taxes on their proportionate share of taxable income and entitled to their proportionate share of tax deductions and tax credits.

  (q) Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  (r) Other Comprehensive Loss

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income, as defined, includes changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income.

     For the years ended December 31, 1998 and 1999, other comprehensive income
(loss) consists of unrealized losses on investments available for sale.

  (s) Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement, as amended, is effective for all fiscal quarters beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material affect on its financial position or results of operations.

(4)  ACQUISITION OF MOBEO, INC.

     On August 19, 1999, the Company entered into a purchase agreement to acquire all the outstanding common stock of Mobeo, Inc. ("Mobeo") for an aggregate purchase price consisting of cash of approximately $11.5 million, including acquisition costs of approximately $112,000, and 18,442 unit options (46,105 shares) with an exercise price of $12.00 per unit ($4.80 per share) valued at approximately $374,000. The acquisition was completed on September 28, 1999. Mobeo provides employees and customers at major banks and financial institutions with continuous pricing information and news headlines for foreign exchange, government securities, and commodity markets on wireless handheld devices. Additionally, the Company entered into two-year advisory service agreements with two former owners of Mobeo which provided for the grant of an aggregate 125,000 unit options (312,500 shares) with an exercise price of $15.00 per unit ($6.00 per share). The Company also issued 22,000 options (55,000 shares) at an exercise price of $6.00 per unit ($2.40 per share) and 30,000 options (75,000 shares) at an exercise price of $12.00 per unit ($4.80 per share) to employees of Mobeo. The Company has recorded option and warrant expense of approximately $418,000 in 1999 associated with

                              AETHER SYSTEMS, INC.

these options and expects to record an additional $2.9 million in option and warrant expense over the remaining service and vesting periods.

     The acquisition has been accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date. The allocation of the purchase price is summarized as follows:

Current assets..............................................  $   258,000
Property and equipment......................................      372,000
Other assets................................................      133,000
Current liabilities.........................................   (1,606,000)
Goodwill and other intangibles..............................   12,765,000
                                                              -----------
Total consideration paid....................................  $11,922,000
                                                              ===========

     The following summary, prepared on a pro forma basis, presents the results of operations (unaudited) of the Company as if the Mobeo acquisition had been completed as of January 1, 1998:

                                                                    (UNAUDITED)
                                                       DECEMBER 31, 1998   DECEMBER 31, 1999
                                                       -----------------   -----------------
Revenue..............................................     $10,093,008        $ 13,836,410
Net loss.............................................      (6,842,574)        (31,749,078)
Net loss per share -- basic and diluted..............            (.43)              (1.50)

     The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if Mobeo had been owned for the entire periods presented or a projection of the Company's results of operations for any future period.

(5)  INVESTMENT IN OMNISKY, INC.

     On August 9, 1999, the Company entered into a new venture with 3Com Corporation ("3Com"), forming a new Company called OpenSky, which was later renamed OmniSky, Inc. ("OmniSky"). OmniSky was formed to develop wireless Internet access, e-mail and electronic commerce services that address opportunities in the emerging consumer and business mass markets. The Company contributed a perpetual, non-exclusive, non-assignable, worldwide license to certain proprietary software in exchange for a 26% equity interest in OmniSky in the form of 7,000,000 shares of Series A Preferred Stock and an option to purchase an additional 3,000,000 shares of Series A Preferred Stock for an additional $2.5 million. Upon exercising the option, the Company would increase its ownership in OmniSky to 33% on a fully diluted basis. On November 9, 1999, the Company exercised its option to acquire these additional shares. The chief executive officer of the Company serves as a member of OmniSky's board of directors. The Company provides engineering services to OmniSky under an agreement in the amount of $3.0 million through June 2000. As of December 31, 1999, the Company has recognized $2.2 million in engineering services revenue under the OmniSky agreement. This amount represents 86% of engineering services revenue and 35% of total revenue for the year ended December 31, 1999. The agreement also provides for OmniSky to pay $1.50 per month per subscriber for the use of the Company's network operations center. The Company has the right to offer OmniSky's services to its subscribers for a monthly fee of $3.00 per subscriber. There has been no activity as of December 31, 1999 under these provisions of the agreement.

     The Company accounts for its investment in OmniSky under the equity method of accounting. The Company recorded $2.4 million in expenses through December 31, 1999, to reflect its proportionate share of the losses in OmniSky based upon unaudited financial information provided by OmniSky.

     During 1999, OmniSky, Inc. reported a net loss of approximately $5.7 million (unaudited) and had net assets of $9.7 million (unaudited) as of December 31, 1999.

                              AETHER SYSTEMS, INC.

     In October 1999, the Company agreed to purchase 25,000 Minstrel V modems from OmniSky for $230 per modem. OmniSky has an exclusive buying arrangement with Novatel for Minstrel V modems, which began in December 1999 and will run through March of 2000. The Company purchased 20,000 of the 25,000 for cash of $3.5 million and cancellation of $1.1 million of trade receivables owed to the Company by Omnisky. An additional $1.2 million will be paid to OmniSky, Inc. for the remaining 5,000 modems after the delivery of the initial 20,000 modems, which began in November 1999 and will continue through April of 2000. As of December 31, 1999, the Company has recorded prepaid expenses of approximately $4.5 million associated with this agreement. The Company received approximately $58,000 of modems during 1999.

     On January 18, 2000, the Company entered into a Series B Preferred Stock Purchase Agreement, whereby the Company purchased 1,439,809 shares of Series B preferred stock of OmniSky for an aggregate purchase price of approximately $6.7 million, consisting of cash of approximately $6.1 million and the cancellation of approximately $600,000 of indebtedness owed to the Company by OmniSky for engineering services. The investment was made to maintain the Company's 33 percent ownership in OmniSky. The Company's per share purchase price was the same as the other Series B Preferred Stock investors.

(6)  SHORT-TERM INVESTMENTS

     As of December 31, 1998, short-term available for sale investments consists of:

                                                      GROSS           GROSS
                                     AMORTIZED     UNREALIZED       UNREALIZED        FAIR
                                        COST      HOLDING GAINS   HOLDING LOSSES     VALUE
                                     ----------   -------------   --------------   ----------
U.S. Treasury securities...........  $1,929,810      $    --         $(21,677)     $1,908,133
Corporate debt securities..........   4,319,507       11,881          (48,234)      4,283,154
                                     ----------      -------         --------      ----------
                                     $6,249,317      $11,881         $(69,911)     $6,191,287
                                     ==========      =======         ========      ==========

     Maturities of debt securities classified as available for sale were as follows at December 31, 1998:

                                                              AMORTIZED       FAIR
                                                                 COST        VALUE
                                                              ----------   ----------
Due within one year.........................................  $2,124,838   $2,129,084
Due after one year through five years.......................   1,184,890    1,157,964
Due after five years through ten years......................   1,435,695    1,412,043
Due after ten years.........................................   1,503,894    1,492,196
                                                              ----------   ----------
                                                              $6,249,317   $6,191,287
                                                              ==========   ==========

     As of December 31, 1999, short-term available for sale investments consists of:

                                                      GROSS           GROSS
                                     AMORTIZED     UNREALIZED       UNREALIZED        FAIR
                                        COST      HOLDING GAINS   HOLDING LOSSES     VALUE
                                     ----------   -------------   --------------   ----------
U.S. Treasury securities...........  $1,828,460        $95           $(45,895)     $1,782,660
Corporate debt securities..........     333,571         --            (24,269)        309,302
                                     ----------        ---           --------      ----------
                                     $2,162,031        $95           $(70,164)     $2,091,962
                                     ==========        ===           ========      ==========

                              AETHER SYSTEMS, INC.

     Maturities of debt securities classified as available for sale were as follows at December 31, 1999:

                                                              AMORTIZED       FAIR
                                                                 COST        VALUE
                                                              ----------   ----------
Due within one year.........................................  $  325,076   $  326,177
Due after one year through five years.......................     855,751      834,434
Due after five years through ten years......................     717,944      667,257
Due after ten years.........................................     263,260      264,094
                                                              ----------   ----------
                                                              $2,162,031   $2,091,962
                                                              ==========   ==========

(7)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                       DECEMBER 31,
                                                   ESTIMATED     ------------------------
                                                  USEFUL LIVES      1998         1999
                                                  ------------   ----------   -----------
Furniture and fixtures..........................      7 Years    $  102,345   $   593,030
Computer and equipment..........................  3 - 5 Years       684,328     2,113,229
Software........................................      3 Years       175,000       175,000
Leasehold improvements..........................      5 Years        47,854       946,927
                                                  -----------    ----------   -----------
                                                                  1,009,527     3,828,186
Less depreciation and amortization..............                   (499,090)   (1,032,266)
                                                                 ----------   -----------
                                                                 $  510,437   $ 2,795,920
                                                                 ==========   ===========

(8)  INTANGIBLE ASSETS

     Intangible assets consists of the following:

                                                               ESTIMATED     DECEMBER 31,
                                                              USEFUL LIVES       1999
                                                              ------------   ------------
Goodwill....................................................    7 Years      $  6,165,279
Acquired subscribers........................................    5 Years         6,400,000
Assembled workforce.........................................    3 Years           200,000
                                                                             ------------
                                                                               12,765,279
Less accumulated amortization...............................                     (555,837)
                                                                             ------------
                                                                             $ 12,209,442
                                                                             ============

     Goodwill represents the purchase price in excess of the fair value of the tangible and identifiable intangible assets acquired.

(9)  NOTES PAYABLE TO MEMBERS

     The Company had an unsecured note payable of $150,000 as of December 31, 1997 due to one of its members, Telcom Ventures LLC ("Telcom Ventures"). The note carried interest at a rate of 7.5 percent per annum and all principal and accrued interest was due in January 1999, or earlier upon the occurrence of specified criteria. The note payable, plus accrued interest, was repaid in 1998.

     In June 1998, the Company borrowed $250,000 from one of its members, Pyramid Ventures, Inc. ("Pyramid") under a convertible promissory note. The note was unsecured, bore interest at 8 percent per annum, and was convertible into membership units at the option of the member. In August 1998, the

                              AETHER SYSTEMS, INC.

member elected to convert the note and accrued interest of $2,467 into 57,180 membership units (142,950 shares) in accordance with its terms.

     In June 1998, the Company borrowed $250,000 from another one of its members, Telcom Ventures, under a similar convertible promissory note. All principal and accrued interest was paid by the Company in August 1998.

     In connection with the convertible promissory notes, the Company granted warrants to purchase 5,656 member units (14,140 shares) at an exercise price of $0.01 per unit to Pyramid and Telcom Ventures (note 13). The estimated value of the warrants on the grant date of $50,000 was recognized in interest expense in 1998. Pyramid exercised its warrants to purchase 5,656 member units (14,140 shares) in August 1998. In August 1999, Telcom Ventures exercised its warrants to purchase 5,656 member units (14,140 shares).

     All outstanding membership units were subsequently exchanged for common stock in connection with the Company's initial public offering, effective October 26, 1999 (Note 2).

(10)  INCOME TAXES

     Effective October 26, 1999, in connection with the Company's initial public offering of common stock, Aether merged with and into the Company and the merged entity became a Subchapter C Corporation under the Internal Revenue Code of 1986. As a result, the Company recorded a deferred tax expense of approximately $1.4 million, principally relating to intangible assets other than goodwill acquired as part of the Mobeo acquisition prior to becoming a Subchapter C Corporation, offset, in part, by deferred tax assets associated with option and warrant expense. The Company recorded a deferred tax benefit of $1.4 million related to losses generated subsequent to the change in tax status.

     The Company has provided no income taxes on a pro forma basis due to the losses incurred in all periods.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999, are presented below:

                     DECEMBER 31, 1999
                     -----------------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 2,274,000
  Depreciation and amortization.............................       54,000
  Option and warrant expense................................    7,903,000
                                                              -----------
Gross deferred tax assets...................................  $10,231,000
Valuation allowance for deferred tax assets.................   (7,692,000)
                                                              -----------
Net deferred tax assets.....................................    2,539,000
                                                              -----------
Deferred tax liabilities:
  Allowance for doubtful accounts...........................       18,000
  Intangibles...............................................    2,521,000
                                                              -----------
Net deferred tax liabilities................................    2,539,000
                                                              -----------
Deferred income taxes, net..................................  $        --
                                                              -----------

     As of December 31, 1999, the Company had Federal and state net operating loss carryforwards of approximately $5,400,000 which expire in 2019.

     In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which

                              AETHER SYSTEMS, INC.

those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

(11)  LEASES

     The Company is obligated under noncancelable operating leases for office space, that expire at various dates through 2010. Future minimum lease payments under noncancelable operating leases are approximately as follows:

                  YEAR ENDING DECEMBER 31,
                  ------------------------
2000........................................................  $  648,000
2001........................................................     664,000
2002........................................................     676,000
2003........................................................     705,000
2004........................................................     736,000
Thereafter..................................................   3,866,000
                                                              ----------
Total minimum lease payments................................  $7,295,000
                                                              ==========

     Rent expense under operating leases was approximately $84,000, $91,000, and $282,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

(12)  PENSION PLANS

     The Company has two defined contribution plans under Section 401(k) of the Internal Revenue Code that provide for voluntary employee contributions of 1 to 15 percent of compensation for substantially all employees. The Company contributed $4,000 to one of the plans for the year ended December 31, 1999.

(13)  STOCK OPTIONS AND WARRANTS

  (a) Options

     In 1996, the Company adopted a Unit Option Plan. In September 1999, the Company adopted the 1999 Equity Incentive Plan (the "Plan") to replace the Unit Option Plan. Under the 1999 Equity Incentive Plan, the Company has the ability to grant options to acquire up to 5.4 million shares of common stock to its employees, directors, and service providers. Options under the Plan generally expire after ten years and normally vest over a period of up to three years. Options are generally granted at an exercise price equal to the fair value on the grant date.

     In June 1999, the Company entered into an employment agreement with its Chief Executive Officer ("Executive"). As part of this agreement, the Executive was granted 350,000 unit options (875,000 shares) at an exercise price of $4.00 per unit ($1.60 per share) and the right to grant an additional 50,000 unit options (125,000 shares) at an exercise price of $4.00 per unit ($1.60 per share) to other key executives. These options expire in June 2009. In September 1999, the Company granted the Executive an additional 70,000 unit options (175,000 shares) at an exercise price of $10.00 per unit ($4.00 per share). These options expire in September 2009. Both grants of options became fully vested in October 1999, as a result of the completion of the Company's initial public offering. In October 1999, the Company recorded option and warrant expense of $16.5 million, which is equal to the difference between the fair value of the shares of Aether System Inc.'s common stock and the exercise price measured at the date of the initial public offering, times the number of options.

     The Company recorded total option and warrant expense of $40,277, $32,580 and $19,198,209 in 1997, 1998, and 1999, respectively. The Company expects to record an additional $5.9 million in option and warrant expense through June 30, 2002 for the difference between the exercise price and the fair market value of the units or stock at the date of grant.

                              AETHER SYSTEMS, INC.

     The Company applies APB 25 and related interpretations in accounting for its unit option plan. Had compensation cost been recognized consistent with SFAS No. 123, the Company's net loss would have increased by $24,000, $41,000, and $4,243,000 for 1997, 1998, and 1999, respectively.

     The per share weighted-average value of options granted by the Company during 1997, 1998, and 1999 was $0.16, $0.55, and $9.21, respectively, on the date of grant using the Black-Scholes option-pricing model. These amounts were calculated using an expected option life of 3 years and volatility of zero for options granted in 1997 and 1998. In 1999, an expected option life of four years and volatility of 70 percent was used for option grants. In addition, the calculations assumed a risk-free interest rate of 5.77 percent to 6.25 percent in 1997, 4.55 percent to 5.51 percent in 1998, and 4.60 percent to 6.11 percent in 1999.

     A summary of the stock option and warrant activity, as adjusted for the exchange of unit options and warrants for stock options, is as follows:

                                          1997                      1998                      1999
                                 -----------------------   -----------------------   -----------------------
                                              WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                               AVERAGE                   AVERAGE                   AVERAGE
                                              EXERCISE                  EXERCISE                  EXERCISE
                                  NUMBER        PRICE       NUMBER        PRICE       NUMBER        PRICE
                                 OF SHARES   (PER SHARE)   OF SHARES   (PER SHARE)   OF SHARES   (PER SHARE)
                                 ---------   -----------   ---------   -----------   ---------   -----------
Outstanding at beginning of
  year.........................    693,438      $0.40      1,000,000      $0.40      1,545,000      $0.85
Options and warrants granted...    306,562      $0.40        604,688      $1.54      2,763,856      $6.19
Options exercised..............         --         --             --         --       (365,498)     $0.54
Options canceled...............         --         --        (59,688)     $0.40        (10,000)     $1.49
                                 ---------      -----      ---------      -----      ---------      -----
Outstanding at end of year.....  1,000,000      $0.40      1,545,000      $0.85      3,933,358      $4.48
                                 =========      =====      =========      =====      =========      =====
Options exercisable at
  year-end.....................    596,720      $0.40        991,093      $0.50      2,450,657      $2.13
                                 =========      =====      =========      =====      =========      =====

     The following table summarizes information about stock options at December 31, 1999:

                                  OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                   --------------------------------------------------   -------------------------------
                                        WEIGHTED
                                         AVERAGE         WEIGHTED                          WEIGHTED
                                        REMAINING    AVERAGE EXERCISE    NUMBER AT     AVERAGE EXERCISE
RANGE OF EXERCISE      NUMBER AT       CONTRACTUAL        PRICE         DECEMBER 31,        PRICE
     PRICES        DECEMBER 31, 1999      LIFE         (PER SHARE)          1999         (PER SHARE)
-----------------  -----------------   -----------   ----------------   ------------   ----------------
                                       (IN YEARS)
$ 0.40 - $ 0.40          617,314           2.19           $ 0.40            591,219         $0.40
$ 1.49 - $ 8.00        3,085,044           8.36           $ 2.98          1,859,438         $2.68
$52.25 - $79.75          231,000           9.90           $35.34                 --            --
                      ----------                                         ----------
                       3,933,358           6.83           $ 4.48          2,450,657         $2.13
                      ==========                                         ==========

  (b) Warrants Issued to Members

     The Company granted warrants to purchase an aggregate 11,312 member units (28,280 shares) at an exercise price of $0.01 per unit to Telcom Ventures and Pyramid, as consideration for obtaining short-term loans (note 9).

     In connection with the sale of membership units to 3Com, the Company granted a conditional warrant to 3Com to purchase 357,466 member units (893,665 shares) at an exercise price of $0.01 per unit. 3Com vested in 57,466 units (143,665 shares) in June 1999 upon completion of a joint sales and marketing plan. As a result, the Company recorded option and warrant expense of approximately $862,000. 3Com vests in the remaining 300,000 warrants (750,000 shares) as follows: 150,000 warrants (375,000 shares) upon the occurrence of the Company obtaining $6 million in engineering services

                              AETHER SYSTEMS, INC.

revenue from opportunities introduced by 3Com and 150,000 warrants (375,000 shares) upon the Company obtaining 6,000 wireless service subscribers, all from opportunities introduced by 3Com. If and when it becomes probable that 3Com will attain the specified milestones necessary for the warrants to vest, the Company will begin to record an expense reflecting the fair value of the warrants, which will be determined in part based on the market price of the common stock. The Company would begin to recognize this expense based on the probability that the milestones would be achieved, continuing through the actual vesting date. The Company would initially estimate the amount of the expense at the time of the determination that achievement is probable, based in part on the market price of the common stock at that time. At the time of the actual vesting, the fair value of the warrant would be remeasured and, if different from the value used in initially estimating the expense, the difference would be reflected as an additional charge or credit at that time. As of December 31, 1999, the Company believes that it is not yet probable that 3Com will attain the specified milestones relating to the remaining warrants to purchase 750,000 shares and, accordingly, no expense relating to these warrants has been recorded.

  (c) Notes Payable

     In September 1999, the Company entered into a $17,000,000 senior secured credit facility with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated. The credit facility was for a one-year term, with the possibility of extension for an additional one-year term and accrued interest at a variable rate. The credit facility was collateralized by substantially all of the assets of the Company and contained certain financial covenants. In connection with the credit facility, the Company granted warrants to Merrill Lynch Capital Corporation to purchase up to 967,876 (2,419,690 shares) of the member units in the Company which became exercisable for no consideration if the Company did not repay the credit facility in a timely manner. On September 28, 1999, the Company borrowed approximately $14,830,000 under the credit facility, primarily to pay the purchase price of Mobeo. On October 26, 1999, the Company repaid the amount outstanding under the credit facility and the warrants were canceled.

(14)  OTHER RELATED-PARTY TRANSACTIONS

  (a) Notes Receivable from Stockholder

     As of December 31, 1998 and 1999, the Company has amounts due from a stockholder under short-term promissory notes of $137,879. The Company has classified the notes as a reduction of stockholders' equity in the accompanying consolidated statements of stockholders' equity. The notes are callable by the Company at any time and bear interest at a rate of 7.5 percent per annum. The notes and accrued interest were repaid in February 2000.

  (b) Consulting Agreements with Stockholders

     The Company derived approximately 34 percent and 39 percent of its revenue for 1997 and 1998, respectively, from consulting services arrangements with one and two of its stockholders, respectively. The Company had trade no accounts receivable due from these stockholders as of December 31, 1998 and 1999, respectively.

     As of December 31, 1997, the Company had received advances of $162,500 from two of its members under consulting arrangements. This amount was recorded as deferred revenue in the accompanying 1997 balance sheet, and was subsequently recognized as revenue in 1998, when the related consulting services were performed.

  (c) Purchases from Stockholder

     In 1998, the Company purchased approximately $560,000 of equipment and inventory from a stockholder.

                              AETHER SYSTEMS, INC.

(15)  INVESTMENTS

     In February 1996, the Company made an investment of $750,000 to acquire a 20 percent interest in Real World Solutions, Inc. (RWS), a California company, which was in the business of developing wireless middleware. The Company accounted for its investment in RWS under the equity method and recorded its proportionate share of losses generated by RWS. In July 1997, the Company sold its interest in RWS to Puma Technology, Inc. (Puma), a Delaware company for $205,000. The Company's carrying value of the investment in RWS as of the date of sale was approximately $507,000 resulting in a realized loss on the sale of the investment of approximately $302,000.

     Concurrently with the sale of the Company's investment in RWS to Puma, the Company entered into an agreement with Puma for $175,000 to obtain perpetual license rights for certain wireless middleware software. This amount was capitalized and is being amortized over a three-year period.

     In December 1996, the Company made an investment of $48,000 in Navox, Inc., (Navox) a privately-held Delaware company which provides wireless communication, location and security system development services. In June 1997, the Company made an additional investment of $26,457 in Navox. The Company's investment represents an approximate 5.5 percent interest in Navox, and includes representation on Navox's board of directors. The Company accounts for its investment in Navox under the equity method of accounting and records its proportionate share of losses generated by Navox. The Company derived approximately 50 percent and 2 percent of its revenue for 1997 and 1998, respectively, under consulting arrangements with Navox. The Company had no trade accounts receivables due from Navox as of December 31, 1998 and 1999, respectively. The Company does not anticipate significant revenue from Navox in the future.

(16)  RESERVED SHARE PROGRAM

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

(17)  CONTINGENCY

     The Company has received two claims that it has infringed patents developed by other parties. Management believes that these claims are without merit and intends to contest them vigorously. If the Company is unsuccessful in its defense, it could be liable for damages or could be required to enter into costly royalty arrangements.

(18)  SUBSEQUENT EVENTS

  (a) Acquisition of LocusOne Communications, Inc.

     On February 3, 2000, the Company acquired all the outstanding common stock and preferred stock of LocusOne Communications, Inc. ("LocusOne") for a purchase price of approximately $40 million. LocusOne is a developer of wireless communications for the supply chain management industry. The

                              AETHER SYSTEMS, INC.

acquisition will be accounted for under the purchase method of accounting. Approximately $19.0 million of the purchase price is payable in the form of non-interest bearing notes payable due no later than December 31, 2000.

  (b) Inciscent

     On February 7, 2000 the Company agreed to form a new company with Metrocall, Inc., PSINet, Inc. and Hicks, Muse, Tate & Furst Incorporated to be called Inciscent. Inciscent will offer technology services to small and medium-sized businesses and home office customers. The Company agreed to acquire a 27.5% interest in Inciscent for $10 million. The Company also agreed to acquire a 9.9% interest in Metrocall for $17 million.

  (c) Strategic Alliance with Reuters PLC

     On February 8, 2000, the Company entered into a non-binding letter of intent with Reuters PLC to establish a new company focused on financial markets in Europe. The Company plans to acquire a 60% interest in this new company for $100 million.

  (d) Pending Acquisition of Riverbed Technologies, Inc.

     On February 9, 2000, the Company entered into an definitive merger agreement to acquire Riverbed Technologies, Inc. ("Riverbed") for approximately 4,537,000 shares of common stock, plus the issuance of options to acquire approximately 862,000 additional shares of common stock for replacement of existing options of Riverbed's employees. Riverbed develops products to extend the accessibility of applications and information from corporate networks and databases to handheld devices. The acquisition will be accounted for under the purchase method of accounting and is subject to regulatory approval and shareholder vote by Riverbed shareholders.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Aether Systems, Inc.:

     Under date of February 9, 2000, we reported on the consolidated balance sheets of Aether Systems, Inc. and subsidiary as of December 31, 1998 and 1999, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

McLean, Virginia
February 9, 2000

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                   BALANCE AT   CHARGED TO                BALANCE AT
                                                   BEGINNING    COSTS AND                    END
                   DESCRIPTION                      OF YEAR      EXPENSES    DEDUCTIONS    OF YEAR
                   -----------                     ----------   ----------   ----------   ----------
1997
Allowance for doubtful accounts..................   $     --     $     --     $     --     $     --
Allowance for inventory obsolescence.............         --           --           --           --
1998
Allowance for doubtful accounts..................         --      157,061           --      157,061
Allowance for inventory obsolescence.............         --      169,630           --      169,630
1999
Allowance for doubtful accounts..................    157,061      (59,530)      41,160       56,371
Allowance for inventory obsolescence.............    169,630      (54,477)          --      115,153

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                            DOCUMENT AND DESCRIPTION
        -------                            ------------------------
          *2.1           -- Agreement of Merger, dated as of October 18, 1999,
                            between Aether Systems LLC, and Aether Systems, Inc.
          *2.2           -- Stock Purchase Agreement by and among Aether Technologies
                            International, L.L.C., Mobeo, Inc. and Peter Kibler,
                            Winston Barrett and Edward Spear dated as of August 19,
                            1999.
         **2.3           -- Stock Purchase Agreement by and among Aether Systems,
                            Inc., LocusOne Communications, Inc. and the stockholders
                            named therein dated as of January 25, 2000
          +2.4           -- Agreement and Plan of Merger dated as of February 9, 2000 by and among Aether Systems, Inc., RT Acquisition, Inc.
                            and Riverbed Technologies, Inc.
          *3.1           -- Amended and Restated Certificate of Incorporation of
                            Aether Systems, Inc.
          *3.2           -- Bylaws of Aether Systems, Inc.
          *4.1           -- Specimen Certificate for Aether Systems Common Stock
         *10.1           -- Amended and Restated License, Marketing and Distribution
                            Agreement between Reuters America, Inc. and Aether
                            Technologies International, L.L.C. dated August 11, 1998.
         *10.2           -- Contract Between Morgan Stanley Dean Witter Online
                            Direct, Inc. and Aether Technologies International,
                            L.L.C. dated August 5, 1999.
         *10.3           -- Options Price Reporting Authority Vendor Agreement
                            between Aether Technologies and the American Stock
                            Exchange, Inc. dated June 3, 1997.
         *10.4           -- Agreement between Aether Technologies International,
                            L.L.C. and New York Stock Exchange dated July 19, 1999.
         *10.5           -- Vendor Agreement by and between Aether Technologies
                            International, L.L.C. and the Nasdaq Stock Market, Inc.
                            dated October 4, 1996.
         *10.6           -- Dow Jones Indexes Enterprise Distribution Agreement dated
                            April 23, 1999.
         *10.7           -- Employment Agreement between Aether Technologies
                            International, L.L.C. and David Oros dated July 7, 1999.
         *10.8           -- Employment Agreement between Aether Technologies
                            International, L.L.C. and David Reymann dated May 18,
                            1999.
         *10.9           -- Series A Preferred Stock Purchase Agreement dated as of
                            August 9, 1999.
         *10.10          -- Investors' Rights Agreement by and among AirWeb
                            Corporation and each of the holder of the Series A
                            Preferred Stock listed in Schedule A and Patrick McVeigh,
                            Barak Berkowitz, Michael Bolbec and Andrew Simms dated
                            August 9, 1999.
         *10.11          -- Right of First Refusal and Co-Sale Agreement by and among
                            AirWeb Corporation, Inc., and those holders of the Common
                            Stock identified in Schedule A and B dated August 9,
                            1999.
         *10.12          -- Voting Agreement by and among the holders of Common Stock set forth in Schedule A and Purchase of the Series A
                            Preferred Stock dated August 9, 1999.
         *10.13          -- Aether-OmniSky Side Letter regarding development and
                            resale services dated August 9, 1999.
         *10.14          -- Software License Agreement by and between Aether
                            Technologies International, L.L.C. and AirWeb Corporation
                            dated August 9, 1999.
         *10.15          -- AirWeb Corporation Warrant to Purchase 3,000,000 Shares
                            of Series A Preferred Stock dated August 9, 1999.
         *10.16          -- Strategic License Agreement between Aether Technologies
                            International, L.L.C. and Riverbed Technologies, Inc.
                            dated as of June 15, 1999.
         *10.17          -- Consulting Agreement between Aether Technologies, L.L.C.
                            and Orbcomm Global, L.P. dated as of October 26, 1998.

        EXHIBIT
         NUMBER                            DOCUMENT AND DESCRIPTION
        -------                            ------------------------
         *10.18          -- Credit Agreement dated as of September 28, 1999 among
                            Merrill Lynch & Co. and the leaders named therein.
         *10.19          -- Aether Systems, Inc. 1999 Equity Incentive Plan effective as of October 1, 1999
         *10.20          -- Aether Systems, Inc. Senior Bonus Plan effective as of
                            September 29, 1999
         *10.21          -- Amended and Restated Registration Rights Agreement dated as of February 2000
         *10.22          -- Form of Subscription Agreement between Aether Systems,
                            Inc. and National Discount Brokers
         +10.23          -- Series B Preferred Stock Purchase Agreement dated as of
                            January 18, 2000
         +10.24          -- Master Agreement between Aether Systems, Inc. and Charles
                            Schwab & Co., Inc., dated as of December 23, 1999
         +10.25          -- Inciscent, Inc. Series A Stock Purchase Agreement
         +10.26          -- Agreement between National Discount Brokers Corporation and Aether Systems, Inc., dated as of November 4, 1999
         +10.27          -- Development Agreement between Response Services, LLC and
                            Aether Systems, Inc. dated as of January 12, 2000
          11.1           -- Statement regarding computation of per share earnings.
         +21.1           -- Subsidiaries of Aether Systems
          23.1           -- Consent of KPMG LLP
          27.1           -- Financial Data Schedule

---------------
     * Incorporated by reference to the Registration Statement as amended (File No. 333-85697) on Form S-1 filed with the Commission on October 20, 1999.

   ** Incorporated by reference to the Form 8-K filed with the Commission on February 15, 2000.

     + Incorporated by reference to the Registration Statement as amended (File
       No. 333-30852) on Form S-1 filed with the Commission on March 17, 2000.