Form 10-Q
period 2000-03-31
AETHER SYSTEMS LLC
filed 2000-05-15
CIK 1093434

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended MARCH 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value, 38,069,596 shares outstanding at May 11, 2000

                              AETHER SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                                         PAGE
                                                                                                         NUMBER
                                                                                          ------------------------------
       PART I:  FINANCIAL INFORMATION
       ------------------------------

       ITEM 1:  FINANCIAL STATEMENTS
          Condensed consolidated statements of operations and other comprehensive
             loss for the three month periods ended March 31, 2000 and 1999.                               3
          Condensed consolidated balance sheets as of March 31, 2000 and December
             31, 1999                                                                                      4
          Condensed consolidated statements of cash flows for the three months ended
             March 31, 2000 and 1999                                                                       5
          Notes to the condensed consolidated financial statements                                         7
       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                                              14
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                 19

       PART II:  OTHER INFORMATION
       ITEM 1:  Legal Proceedings                                                                         19
       ITEM 2:  Changes in Securities                                                                     19
       ITEM 3:  Defaults Upon Senior Securities                                                           19
       ITEM 4:  Submission of Matters to a Vote of Security Holders                                       19
       ITEM 5:  Other Information                                                                         20
       ITEM 6:  Exhibits and Reports on Form 8-K                                                          20

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AETHER SYSTEMS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS
                   OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           (UNAUDITED)
                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     ------------------------
                                                       2000            1999
                                                     --------        --------
       Subscriber revenue                            $  2,929        $    268
       Engineering services revenue                     1,403              72
       Software and related services revenue            1,069               -
                                                     --------        --------
                 Total revenue                          5,401             340
       Cost of subscriber revenue                       1,732             245
       Cost of engineering services revenue               614              36
       Cost of software and related services
         revenue                                          678               -
                                                     --------        --------
                 Total cost of revenue                  3,024             281
                                                     --------        --------
                 Gross profit                           2,377              59
                                                     --------        --------
       Operating expenses:
         Research and development (exclusive
          of option and warrant expense of
          $998 and $0, respectively)                    1,683             470
         General and administrative (exclusive
          of option and warrant expense of
          $1,108 and $23, respectively)                 5,362             711
         Selling and marketing (exclusive of
          option and warrant expense of $339
          and $0, respectively)                         5,728             257
         In process research and development            2,100               -
         Depreciation and amortization                 17,410              83
         Option and warrant expense                     2,445              23
                                                     --------        --------
                                                       34,729           1,544
                                                     --------        --------
                 Operating loss                       (32,352)         (1,485)
       Other income (expense):
         Interest income (expense), net                 2,189              83
         Equity in losses of investments               (3,107)              -
                                                     --------        --------
                 Net loss                            $(33,270)       $ (1,402)
                                                     --------        --------
       Other comprehensive loss-unrealized
         holding gain (loss) on investments
         available for sale                            60,743             (90)
                                                     --------        --------
       Comprehensive income (loss)                   $ 27,473        $ (1,492)
                                                     ========        ========
       Pro forma statement of operations data
         Loss before income taxes, as
          reported                                                   $ (1,402)
         Pro forma income tax provision
          (benefit)                                                         -
                                                                     --------
         Pro forma net loss                                          $ (1,402)
                                                                     ========
         Net loss per share-basic
          and diluted                                $  (1.13)
                                                     ========
         Weighted average shares
          outstanding-basic and diluted                29,451
                                                     ========
         Pro forma net loss per share-basic
          and diluted                                                $  (0.07)
                                                                     ========
         Pro forma weighted average shares
          outstanding-basic and diluted                                19,878
                                                                     ========

See accompanying notes to condensed consolidated financial statements.

                             AETHER SYSTEMS, L.L.C.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                       ASSETS
                                                                                         MARCH 31,      DECEMBER 31,
                                                                                           2000             1999
                                                                                     ----------------  ---------
                                                                                        (UNAUDITED)
 Current assets:
   Cash and cash equivalents                                                            $ 1,352,443    $     78,542
   Restricted cash                                                                           13,600               -
   Short-term investments                                                                     3,592           2,092
   Trade accounts receivable, net of allowance for doubtful accounts of $92 and
      $56 at March 31, 2000 (unaudited) and December 31,1999, respectively                    4,005           1,003
   Inventory, net of allowance for obsolescence of $115 at March 31, 2000
      (unaudited) and December 31,1999                                                          493             688
   Prepaid expenses and other current assets                                                 12,629           4,995
                                                                                        -----------      ----------
           Total current assets                                                           1,386,762          87,320

   Property and equipment, net                                                                5,858           2,796
   Investments                                                                               91,422              75
   Intangibles, net                                                                       1,162,552          12,209
   Other assets                                                                               9,818             134
                                                                                     --------------      ----------
                                                                                        $ 2,656,412      $  102,534
                                                                                     ==============      ==========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                                                       $   1,519      $    1,425
   Accrued expenses                                                                           3,770           1,620
   Accrued employee compensation and benefits                                                   640             971
   Deferred revenue                                                                           2,580             176
   Notes payable                                                                             13,600               -
                                                                                     --------------    ------------
           Total current liabilities                                                         22,109           4,192
 Long term liabilities - convertible subordinated notes payable and other notes
   payable                                                                                  310,721               -
 Stockholders' equity:
   Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares
    issued and outstanding at March 31, 2000 (unaudited) and December 31, 1999                    -               -
   Common stock, $0.01 par value; 75,000,000 shares authorized; 37,900,350 and
    27,154,398 shares issued and outstanding at March 31, 2000 (unaudited)
    and December 31, 1999, respectively                                                         379             272
 Additional paid-in capital                                                               2,318,414         120,892
 Accumulated deficit                                                                        (55,884)        (22,614)
 Notes receivable from stockholder                                                                -            (138)
 Unrealized gain (loss) on investments available for sale                                    60,673             (70)
                                                                                        -----------      -----------
            Total  stockholders' equity                                                   2,323,582          98,342
                                                                                        -----------      ----------
 Commitments and contingencies
                                                                                         $2,656,412        $102,534
                                                                                         ==========        ========

See accompanying notes to condensed consolidated financial statements.

                              AETHER SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                        -------------------------------
                                                             2000              1999
                                                        ------------       ------------
Cash flows from operating activities:
  Net loss                                              $   (33,270)       $    (1,402)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                            17,410                 83
    Equity in losses of investments                           3,107                  -
    Option and warrant expense                                2,445                 23
    In-process research and development charge                2,100                  -
    Changes in assets and liabilities:
       (Increase) decrease in trade accounts
         receivable                                          (3,114)                 7
       Decrease in inventory                                    195                 10
       Increase in prepaid expenses and
         other current assets                                (6,620)               (20)
       Decrease in other noncurrent assets                       51                  -
       Increase (decrease) in accounts payable                 (295)                43
       Increase in accrued expenses and
          compensation and benefits                             688                 14
       Increase in deferred revenue                           1,874                  -
                                                              -----             ------
         Net cash used in operating activities              (15,429)            (1,242)
                                                            -------             ------
Cash flows used in investing activities:

  Sales of short-term investments                            33,425              8,988
  Purchases of short-term investments                       (32,544)             2,707
  Purchases of property and equipment                        (2,294)              (285)
  Cost of investments                                       (33,138)                 -
  Costs of acquisitions, net of cash acquired               (22,523)                 -
  Increase in restricted cash                               (13,600)                 -
                                                            --------             -----
         Net cash provided by (used in)
          investing activities                              (70,674)             5,996
                                                            -------              -----
Cash flows provided by financing activities:

  Net proceeds from issuance of common stock              1,058,565                  -
  Net proceeds from issuance of convertible debt            300,765                  -
  Proceeds from exercise of options                             674                  -
                                                                ---              -----
         Net cash provided by financing
           activities                                     1,360,004                  -
                                                          ---------              -----
         Net increase in cash and cash                    1,273,901              4,754
           equivalents
Cash and cash equivalents, at beginning of
  period                                                     78,542              1,755
                                                             ------              -----
Cash and cash equivalents, at end of period               1,352,443              6,509
                                                          ---------              -----

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                       $-                 $-
                                                                 ==                 ==

                              AETHER SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Supplemental disclosure of non-cash investing and financing activities:

In January 2000, approximately $600,000 of trade receivables owed to the Company by OmniSky, Inc. were offset by the Company's additional investment made in OmniSky, Inc.

In March, 2000, the Company acquired Riverbed Technologies, Inc. for 4,537,281 shares of the Company's common stock and converted existing options held by Riverbed employees into options to acquire 862,480 shares of the Company's common stock. The value of the common stock and replacement options of $1.136 billion has been allocated to the fair value of the assets purchased and liabilities assumed with a corresponding increase in stockholders' equity.

For the three months ended March 31, 2000 and 1999 (unaudited), the Company incurred an unrealized net holding gain (loss) associated with its investments available for sale totaling $60.7 million and ($90,000), respectively. These amounts have been reported as an increase (decrease) in stockholders' equity.

See accompanying notes to condensed consolidated financial statements.

                              AETHER SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Aether Systems, Inc. and its subsidiaries. The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report for the year ended December 31, 1999 on Form 10-K.

(2) SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition

    The Company derives subscriber revenue primarily from the provision of real-time access to information from selected financial markets integrated into existing wireless communication platforms. Subscriber revenue consists of monthly fixed charges for usage and equipment and is recognized as the service is provided on a monthly basis and a one-time non-refundable activation fee, which is recognized upon service activation. Direct activation costs are expensed as incurred. Certain of the Company's customers are billed in advance with revenue deferred and recognized on a monthly basis over the term of the agreement. Also included in subscriber revenue are market exchange fees for access to financial information from the securities exchanges and markets, which are recognized as the service is provided. The Company also recognizes fees for managing data through its network operations center. Engineering services revenue is derived from the provision of wireless integration consulting under time-and-materials and fixed-fee contracts. Revenue on time-and-materials contracts is recognized as services are performed. Revenue on fixed-fee contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Anticipated contract losses are recognized as soon as they become known and estimable. Software and related services revenues are generated from licensing software and providing services, including maintenance and technical support, training and consulting. Software revenue consists of fees for licenses of the Company's software products. The Company recognizes the revenue when the license agreement is signed, the license fee is fixed and determinable, delivery of the software has occurred, and collectibility of the fees is considered probable. Revenue from software licensing and related wireless engineering consulting services for which the software requires significant customization and modification is recognized using the percentage of completion method in accordance with SOP 97-2, based on the hours incurred in relation to the total estimated hours. Services revenue consists of maintenance and technical support, which consists of unspecified when-and-if available product updates and customer telephone support services, are recognized ratably over the term of the service period. Other services revenues are recognized as the related services are provided.

(b) Cost of Revenues

    Cost of subscriber revenue consists primarily of airtime costs, financial data costs, wireless handheld device costs, and securities and market exchange fees. Since the Company's service agreements are generally for a one-year period and subject to cancellation, non-payment and non-return risk, the Company expenses the cost of wireless handheld devices upon shipment to the customer. Cost of engineering services revenue consists of cash compensation and related costs for engineering personnel and materials. The cost of software license revenue consists primarily of third party royalties. The cost of maintenance, consulting and support revenue consists primarily of personnel-related costs.

                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, CONTINUED

(c) Pro Forma Condensed Consolidated Statements of Operations Data and Net Loss Per Share

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

    The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Pro forma basic and diluted net loss per share has been calculated assuming that the capital structure established at the date of the initial public offering was in effect during the periods presented. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same.

(d) Income Taxes

    The Company recognizes income taxes using the asset and liability method, in accordance with Statement of Financial Accouting Standards ("SFAS") No. 109. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

    Prior to October 26, 1999, Aether had elected limited liability status and, as such, was not directly subject to Federal and state income taxes. Rather, the members were responsible for income taxed on their proportionate share of taxable income and entitled to their proportionate share of tax deductions and tax credits.

(e) Use of Estimates

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

(f) Other Comprehensive Loss

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

    As of March 31, 2000 and 1999, other comprehensive income (loss) consists of unrealized gains (losses) on investments available for sale.

(3) INITIAL PUBLIC OFFERING

    On October 26, 1999, the Company completed an initial public offering of 6,900,000 shares, including 900,000 shares from the exercise of the underwriters' over-allotment option, at a price of $16.00 per share, and received net proceeds (after expenses of the offering) of approximately $100.8 million. Immediately prior to the closing of this offering, members of Aether Systems, L.L.C. contributed their units in the limited liability company to Aether Systems, Inc., a newly formed Delaware corporation in exchange for two and one-half shares of common stock. Following this contribution, Aether Systems, L.L.C. was merged with and into Aether Systems, Inc.

(4) SECONDARY OFFERING

    On March 17, 2000, the Company completed a secondary offering for the sale of 5,411,949 shares of common stock, including the sale of 825,000 shares from the exercise of the underwriters' over-allotment option, at $205.00 per share. The net proceeds after deduction of underwriting discounts and offering expenses were approximately $1.06 billion. Concurrently with this offering, the Company completed an offering for the sale of an aggregate $310.5 million of 6% convertible subordinated notes (the "Notes") due in 2005, including $40.5 million in principal amounts from the exercise of the underwriters' over-allotment. The net proceeds after deduction of underwriting discounts and offering expenses were approximately $300.7 million. The underwriting discounts and expenses of the Notes offering of $9.8 million have been included in other assets as deferred financing fees. The Notes are convertible, at the option of the holder, at any time prior to maturity into shares of common stock of Aether at a conversion price of $243.95 per share, which is equal to a conversion rate of 4.0992 shares per $1,000 principal amount of notes, subject to adjustment.

(5) 3COM WARRANTS

    In connection with the sale of membership units to 3Com, the Company granted a conditional warrant to 3Com to purchase 357,466 member units (893,665 shares) at an exercise price of $0.01 per unit. 3Com vested in 57,466 units (143,665 shares) in June 1999 upon completion of a joint sales and marketing plan. As a result, the Company recorded unit option and warrant expense of approximately $862,000. 3Com vests in the remaining 300,000 warrants (750,000 shares) as follows: 150,000 warrants (375,000 shares) upon the occurrence of the Company obtaining $6 million in engineering services revenue from opportunities introduced by 3Com and 150,000 warrants (375,000 shares) upon the Company obtaining 6,000 wireless service subscribers, all from opportunities introduced by 3Com. If and when it becomes probable that 3Com will attain the specified milestones necessary for the warrants to vest, the Company will begin to record an expense reflecting the fair value of the warrant, which will be determined in part based on the market price of the common stock. The Company would begin to recognize this expense based on the probability that the milestones would be achieved, continuing through the actual vesting date. The Company would initially estimate the amount of the expense at the time of the determination that achievement is probable, based in part on the market price of the common stock at that time. At the time of the actual vesting, the fair value of the warrant would be remeasured and, if different from the value used in initially estimating the expense, the difference would be reflected as an additional charge or credit at that time. As of March 31, 2000, the Company believes that it is not yet probable that 3Com will attain the specified milestones relating to the remaining 300,000 warrants (750,000 shares) and, accordingly, no expense relating to these warrants has been recorded.

(6) INVESTMENT IN OMNISKY, INC.

    On August 9, 1999, the Company entered into a new venture with 3Com, forming a new Company called OpenSky, which was later renamed OmniSky. OmniSky was formed to develop wireless Internet access, e-mail and electronic commerce services that address opportunities in the emerging consumer and business mass markets. The Company contributed a perpetual, non-exclusive, non-assignable, worldwide license to certain proprietary software in exchange for a 26% equity interest in OmniSky in the form of 7,000,000 shares of Series A Preferred Stock and an option to purchase an additional 3,000,000 shares of Series A Preferred Stock for an additional $2.5 million. On November 9, 1999, the Company exercised its option to acquire these additional shares, increasing its ownership in OmniSky to 33% on a fully diluted basis. The Chief Executive Officer of the Company serves as a member of OmniSky's board of directors. The Company also provides engineering services under a letter of agreement with OmniSky through June 2000. The agreement also provides for OmniSky to pay $1.50 per month per subscriber for the use of the Company's network operations center. The Company has the right to offer OmniSky's services to its subscribers for a monthly fee of $3.00 per subscriber. For the three months ended March 31, 2000, the Company recognized approximately $1.1 million in revenue under the OmniSky agreement.

    In October 1999, the Company agreed to purchase 25,000 Minstrel V modems from OmniSky for $230 per modem. OmniSky has an exclusive buying arrangement with Novatel for Minstrel V modems. In 1999, the Company purchased 20,000 of the 25,000 for cash of $3.5 million and cancellation of $1.1 million of trade receivables owed to the Company by OmniSky. An additional $1.2 million will be paid to OmniSky for the remaining 5,000 modems after the delivery of the initial 20,000 modems, which began in November 1999. As of March 31, 2000, the Company has recorded prepaid expenses of approximately $4.5 million associated with this agreement. As of March 31, 2000, the Company has received 500 modems, or approximately $115,000 of modems.

    On January 18, 2000, the Company entered into a Series B Preferred Stock Purchase Agreement, whereby the Company purchased 1,439,809 shares of Series B preferred stock of OmniSky for an aggregate purchase price of approximately $6.7 million, consisting of cash of approximately $6.1 million and the forgiveness of approximately $600,000 of indebtedness owed to the Company by OmniSky for engineering services. The investment was made to maintain the Company's 33 percent ownership in OmniSky. The Company's per share purchase price was the same as the other Series B Preferred Stock investors.

    The Company accounts for its investment in OmniSky under the equity method of accounting. The Company recorded approximately $3.1 million in expenses for the three month period ended March 31, 2000, to reflect its proportionate share of the losses in OmniSky based upon preliminary unaudited financial information provided by OmniSky.

    In May 2000, News Corporation and PSINet, Inc. invested a total of $75.0 million in OmniSky. As a result of this transaction, the Company ownership in OmniSky decreased to approximately 27%.

(7) INVESTMENT IN INCISCENT AND METROCALL

     On February 8, 2000, the Company entered into a joint venture agreement with Metrocall, Inc. ("Metrocall"), PSINet, Inc. and Hicks, Muse, Tate and Furst, Inc. to form a new joint venture called Inciscent. Inciscent was formed to develop wireless e-mail, Internet access and other applications for the small and medium-sized businesses and home office customers. The Company acquired a 27.5% percent interest in Inciscent in the form of 4,950,000 shares of Series A Preferred Stock for $9.9 million, or $2 per share, and has the right to appoint two of the seven members of the Board of Directors of Inciscent. The Company granted a perpetual AIM license for $1 million to Inciscent and will be performing engineering services under a contract totaling approximately $4.0 million. The Company also plans to sign a network operations agreement and a help desk agreement. The Company will recognize the license revenue over the term of the network operations agreement which is expected to be two years.
The Company recognized approximately $60,000 in revenue under the engineering services agreement for the quarter ended March 31, 2000. As part of the Inciscent joint venture, the Company also acquired 7,766,769 shares of Metrocall common stock at $2.19 per share, or a 9.9% interest, for $17 million. The Company has obtained the right to appoint one of the thirteen members of Metrocall, Inc.'s Board of Directors.

     The Company accounts for its investment in Inciscent under the equity method of accounting. The Company has recorded approximately $35,000 in expense for the three months ended March 31, 2000 to reflect its proportionate share of the losses in Inciscent based upon preliminary unaudited financial information provided by Inciscent.

      The Company accounts for its investment in Metrocall in accordance with SFAS 115. Under the provisions of SFAS 115, the Company has classified its investment in Metrocall as available-for-sale and the investment is being carried at fair value. Fair value is determined based upon quoted market prices. Unrealized gains (losses) are excluded from earnings and are reported as a separate component of other comprehensive income until realized. As of March 31, 2000, the Company has recorded an unrealized gain of approximately $60.7 million on its investment in Metrocall.

(8) ACQUISITIONS

     On August 19, 1999, the Company entered into a purchase agreement to acquire all the outstanding common stock of Mobeo, Inc. ("Mobeo") for an aggregate purchase price consisting of cash of approximately $11.5 million, including acquisition costs of approximately $112,000, and 18,442 unit options (46,105 shares) with an exercise price of $12.00 per unit ($4.80 per share) valued at approximately $374,000. The acquisition was completed on September 28, 1999. Mobeo provides employees and customers at major banks and financial institutions with continuous pricing information and news headlines for foreign exchange, government securities, and commodity markets on wireless handheld devices. Additionally, the Company entered into two-year advisory service agreements with two former owners of Mobeo which provided for the grant of an aggregate 125,000 unit options (312,500 shares) with an exercise price of $15.00 per unit ($6.00 per share). The Company also issued 22,000 options (55,000 shares) at an exercise price of $6.00 per unit ($2.40 per share) and 30,000 options (75,000 shares) at an exercise price of $12.00 per unit ($4.80 per share) to employees of Mobeo. The Company has recorded option and warrant expense of approximately $409,000 for the three months ended

March 31, 2000 associated with these options and expects to record an additional $2.4 million in option and warrant expense over the remaining service and vesting periods.

     On February 3, 2000, the Company acquired all of the capital stock of LocusOne Communications, Inc. ("LocusOne") for a purchase price of $40 million. LocusOne provides wireless data systems to companies that distribute goods and services using their own delivery fleets. At the closing of the acquisition, the Company paid approximately $21 million in cash and issued notes payable of $19 million to the former LocusOne shareholders. The Company also granted options to acquire 308,500 shares of the Company's common stock to existing LocusOne employees on the closing date at exercise prices below the fair market value of the Company's stock. As of March 31, 2000, the Company has recorded approximately $1.4 million in option and warrant expense related to these options and expects to record approximately $25.4 million in option and warrant expense related to these options over the remaining service and vesting period through March 2003. At the closing of the Secondary Offering (see Note 4), the Company paid the former LocusOne holders $5.4 million in settlement of a note payable and placed $13.6 million in escrow to pay all remaining obligations, which will be paid on December 31, 2000. In connection with this acquisition, the two principal stockholders of LocusOne have entered into non-compete agreements with the Company expiring on the later of February 2, 2002 or ten months after their termination with LocusOne.

     On March 6, 2000, the Company acquired Riverbed Technologies, Inc. ("Riverbed") for 4,537,281 shares of the Company's common stock and converted existing options held by Riverbed employees into options to acquire 862,480 shares of the Company's common stock. Riverbed develops products to extend the accessibility of applications and information from corporate networks and databases to handheld devices. As part of closing this transaction, the Company is holding 270,000 of the shares payable to Riverbed shareholders for 12 months to secure their post-closing indemnification obligations to the Company and the Company has agreed to indemnify up to $40.5 million of damages the sellers may incur.

     The Company has valued the 4,537,281 shares of its common stock issued to Riverbed based on the market price of the Company's common stock over the period two days before and two days after the acquisition was agreed to and announced, in accordance with Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue 95-19. The Company has valued the 862,480 shares of common stock issued as replacement options to Riverbed employees using the Black-Scholes option pricing model with the following assumptions: expected dividend yield 0 percent, risk-free interest rate of 6.7 percent, expected life of five years and volatility of 70 percent. The total value of common stock and replacement options issued as consideration for the acquisition was approximately $1.1 billion.

These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date. The preliminary allocation of the total purchase price for the LocusOne and Riverbed acquisitions is summarized as follows:

             (Amounts in thousands)
             Current assets                                     $  7,850
             Property and equipment                                1,213
             Current liabilities                                 (2,271)
             In-process research and development                   2,100
             Identifiable intangibles                             30,810
             Goodwill                                          1,136,497
                                                      -------------------
             Total consideration paid                        $ 1,176,199
                                                      ===================

The Company is in the process of completing a full valuation of the acquired assets and liabilities. Therefore, the purchase price allocation will be finalized upon completion of this valuation. The identifiable intangibles are being amortized between four and five years and the goodwill is being amortized over 5 years.

The following summary, prepared on a pro forma basis, presents the results of operations of the Company as if the Mobeo, LocusOne and Riverbed acquisitions had been completed as of January 1, 1999:

                                                       (Unaudited)
                                               MARCH 31, 2000    March 31, 1999
                                           -------------------------------------
(In thousands, except per share data)
Revenue                                        $        5,655    $         3,336
Net loss                                       $      (78,278)   $       (61,850)
Net loss per share - basic and diluted         $        (2.40)   $         (2.53)

     The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if Mobeo, LocusOne and Riverbed had been owned for the entire periods presented or a projection of the Company's results of operations for any future period.

(9) SEGMENT INFORMATION

The company's operating segments include Financial Services, Software and Logistics. The Financial Services segment provides wireless data services and engineering services to develop applications for the financial services industry. The Software segment develops, licenses and supports software products to extend the accessibility of applications and information from corporate networks and databases to handheld devices. The Logistics segment develops and sells wireless data systems to companies that distribute goods and services using their own delivery fleets.

Segment detail is summarized as follows:

                                  Financial       Software
                                   Services       Products      Logistics      Corporate         Total
                             -----------------------------------------------------------------------------
(in thousands)
Three Months Ended
March 31, 1999
Revenues                        $       268   $          -      $      72     $         -     $        340
Gross profit                    $        23   $          -      $      36     $         -     $         59
Total assets                    $       112   $          -      $       -     $        (9)    $        103

Three Months Ended
March 31, 2000
Revenues                        $     3,056   $        682      $     666     $       997     $      5,401
Gross profit                    $     1,284   $        209      $     261     $       623     $      2,377
Total assets                    $    13,681   $  1,119,710      $  39,699     $ 1,483,322     $  2,656,412

A reconciliation of net income reported for the operating segments to the amount in the condensed consolidated financial statements as follows:


                                                Unallocated
                                     Segment      Corporate                    Consolidated
                                       Total      Expenses     Eliminations           Total
                             ---------------------------------------------------------------
(in thousands)
1999
    Net income (loss)             $       59   $     (1,461)   $          -    $      (1,402)
2000
    Net income (loss)             $    1,754   $    (35,021)   $         (3)   $     (33,270)

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

(11) SUBSEQUENT EVENTS

 (a) Acquisition of IFX Group plc

    On April 6, 2000, the Company acquired IFX Group Plc ("IFX"), a European provider of mobile financial data, for a purchase price of approximately $85 million in cash, excluding estimated related expenses of $3.0 million. IFX develops leading-edge technologies to optimize the delivery of data over the next generation of digital networks currently being deployed across Western Europe. The acquisition will be accounted for under the purchase method of accounting.

(b) Acquisition of Net Search

     On April 20, 2000, the Company acquired NetSearch, LLC ("NetSearch"), a Scottsdale, AZ company, for a purchase price of approximately $25 million in cash at the closing of the acquisition, plus up to an additional $65 million earn-out payable over the next 13 months for reaching specified revenue targets. NetSearch develops and markets a high-end, wireless notification and response system designed to increase sales productivity for companies engaged in electronic commerce on the Internet by bridging the gap between website consumers and retailers. The acquisition will be accounted for under the purchase method of accounting.

(c) Sila Communications - Strategic Alliance with Reuters Plc

    On February 8, 2000, the Company entered into a non-binding letter of intent with Reuters PLC to establish a new company focused on financial markets in Europe. The Company committed to acquire a 60% interest in this new Company for $100 million. On May 4, 2000, Sila Communications ("Sila") was formed as the new company and the Company contributed its subsidiary, IFX to the joint venture plus cash of $12 million in satisfaction of the Company's commitment. Reuters contributed cash of approximately $22 million and a paging company for the remaining 40% interest. Sila will be a consolidated subsidiary of the Company.

(d) Research in Motion Limited - Preliminary Marketing Agreement

    On April 11, 2000 the Company entered into a preliminary marketing agreement with Research in Motion Limited (RIM). Under the agreement the Company committed to the following terms to be further defined in future agreements:

    - Purchase up to 140,000 RIM handheld devices over the next three years. The total commitment is dependent on certain conditions being met over the period of the agreement.
    -  License the RIM BlackBerry wireless e-mail service for $3.0 million.
    - Provide the technology for the Company to build the BlackBerry service infrastructure in its network operations center for payments by the Company totaling $1.2 million over 15 months plus two annual maintenance payments of $375,000 each.

The agreement also provided for joint marketing expenditures up to $1.0 million each and joint research and development expenditures up to $1.5 million each. The Company will be appointed a reseller and distributor of RIM products and will receive favorable pricing on RIM handheld devices.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

    You should read the following description of our financial condition and results of operations in conjunction with the Company's Condensed Financial Statements and Notes thereto included herewith, and with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and notes thereto for the years ended December 31, 1997, 1998 and 1999, included in the Company's Annual Report on Form 10-K filed on March 24, 2000.

OVERVIEW

    Aether Systems, Inc. was originally formed as Aeros, L.L.C. in January 1996. We changed our name to Aether Technologies International, L.L.C. effective August 1996 and to Aether Systems L.L.C effective September 1999. Immediately prior to the completion of our initial public offering of common stock on October 26, 1999, the limited liability company was converted into a Delaware corporation called Aether Systems, Inc.

    Development of our business. From our inception until March 1997, we primarily provided wireless engineering services, including the development of wireless software applications for customers. In March 1997, we began offering services that provide the users of wireless handheld devices access to real-time financial information. During 1997, we made a strategic decision to focus a significant portion of our engineering resources on the development of these and other wireless data services and systems, including our AIM (Aether Intelligent Messaging) package of wireless messaging software and software development tools. This resulted in a decrease in engineering services revenue as a percentage of total revenue and an increase in subscriber revenue as a percentage of total revenue. We expect this trend to continue in the foreseeable future. We also expect to derive revenue from the licensing our software platform.

    In August 1999, we formed a new company with 3Com called OpenSky, which was renamed OmniSky in October 1999. We formed OmniSky with 3Com to pursue opportunities in the emerging consumer and business mass markets for wireless e-mail, Internet access and other electronic transactions applications. As of March 31, 2000, we owned 33% of OmniSky. OmniSky is obligated to pay us $1.50 per month per subscriber for use of our network operations center. We have the right to offer OmniSky's services to our subscribers in exchange for a monthly fee to OmniSky of $3 per subscriber. On November 15, 1999, OmniSky launched its service in a limited test phase of 5,000 subscribers and in January 2000 expanded the program to up to 7,000 subscribers. As of March 31, 2000, OmniSky had enrolled approximately 7,500 subscribers. We provide engineering services to OmniSky under a $3 million agreement that extends through June 2000. In May 2000, News Corporation and PSINet, Inc. invested a total of $75.0 million in OmniSky. As a result of this transaction, the Company ownership in OmniSky decreased to approximately 27%.

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

    On March 17, 2000, we invested $10 million to acquire a 27.5% interest in Inciscent, a new company we formed with Metrocall, PSINet, Hicks, Muse, Tate & Furst and other investors through which we plan to develop wireless e-mail, Internet access and other applications for the small office and home office market segments. As part of the investment, we also agreed to acquire approximately 9.9% of the outstanding capital stock of Metrocall for approximately $17 million, which was invested on March 17, 2000. Under the agreement, we granted a perpetual AIM license for $1 million to Inciscent and will be performing engineering services under a contract totaling approximately $4.0 million. We also plan to sign a network operations agreement and a help desk agreement. We will recognize the license revenue over the term of the network operations agreement which is expected to be two years.

    On April 6, 2000, we acquired IFX Group Plc ("IFX"), a European provider of mobile financial data, for $85 million plus estimated related expenses of $3 million.

    On April 20, 2000, we acquired NetSearch, LLC, a provider of wireless notification and response systems for electronic commerce for a purchase price of $25 million plus up to an additional $65 million earn-out payable over the next 13 months for reaching specified reserve targets.

    On May 4, 2000, Sila Communications was formed and we contributed our IFX subsidiary plus $12 million in cash to acquire a 60% interest. Reuters contributed cash of approximately $22 million and a European paging company for the remaining 40% interest.

    Our subscriber and revenue information. Our subscriber base has historically been derived from financial data and online trading services. With the acquisition of LocusOne, we also began recognizing subscriber revenue from the hosting of wireless transactions through our network operations center. The following table shows the number of subscribers to our services as of March 31 of each of the years shown.

                                                       2000          1999
                                                       ----          ----
             Financial data services                  4,837           830
             Network services - logistics             1,147             -
                                                 ----------    ----------
                      Total subscribers               5,984           830

    The growth in subscribers over these periods was primarily the result of the attraction of new subscribers to our services, the introduction of new services and subscribers added through our acquisition of Mobeo and LocusOne. In October 1999, we introduced Morgan Stanley Dean Witter Online TradeRunner. TradeRunner provides real-time wireless financial data and enables subscribers to trade stocks using wireless handheld devices. The introduction of online trading service subscribers was due to the launch of TradeRunner.

    The majority of the growth in financial data services subscribers is attributable to the acquisition of Mobeo in 1999, which had 3,283 subscribers as of March 31, 2000. Mobeo's subscriber base is primarily attributable to its foreign exchange products. Mobeo had 3,210 subscribers as of March 31, 1999. We plan to increase sales and marketing efforts with respect to our foreign exchange services and to bundle the services with additional applications. We expect that growth from online trading services will exceed growth from financial data services as we introduce new services.

    The subscribers to our logistics services were added through the acquisition of LocusOne plus subsequent subscribers added during the quarter. Our network manages the flow of data between handheld devices used by delivery people and the enterprise customer.

    Our cost to acquire subscribers depends upon a variety of factors including the allocation of intangible expenses and general sales and marketing efforts to the acquisition of subscribers as opposed to other areas of our business. When our business involved fewer elements and these costs could be allocated more clearly, the overall cost to acquire subscribers exceeded the revenue expected during the one-year terms of the associated contracts, and that may continue to be true depending on how costs are allocated to subscriber contracts. In any event, we expect that revenue from new customres will begin to exceed subscriber acquisition costs when the number of subscribers increases to cover our fixed costs. This will depend on the rate at which subscriber levels increase, and we cannot determine when this will occcur will assure you that it will ever occur.


    Starting in the quarter ended March 31, 2000, we also derive revenue from the licensing of our AIM software platform and from licensing the ScoutWare software suite that we acquired with Riverbed.

    Operating losses. Since our inception, we have invested significant capital to build our customer service and network operations center. Additionally, we have incurred significant operating costs to develop our AIM software platform and other software applications and to grow our business. As a result, we have incurred operating losses since our inception. Part of our strategy is to continue to invest in business development, research and development and marketing and advertising. In addition, our acquisitions of Mobeo, LocusOne, Riverbed and NetSearch as well as future acquisitions will result in option and warrant expense and significant amortization of intangible assets. As a result, we expect to continue to incur operating losses for the foreseeable future.

RESULTS OF OPERATIONS

    We currently derive our revenue from the sale of wireless data services, the provision of wireless engineering services and the sale of software licenses and related services. Revenue from wireless data services consists of:

    - a one time non-refundable activation fee, which we recognize upon service activation;

    - monthly per-subscriber service fees, which we recognize as services are provided;

    - monthly per-subscriber exchange fees for access to financial information from the securities exchanges and markets, which we recognize as services are provided; and

    - monthly fees for providing access to our network operations center.

We also derive revenue from providing our subscribers with the option to purchase wireless handheld devices from us at cost, which we bill over the initial term of the contract. Contracts with our wireless data subscribers are generally for a one-year period and include a termination penalty if cancelled by the subscriber before the one-year term expires. These contracts are generally renewable at the option of the subscriber for additional one-year periods or otherwise continue on a monthly basis until cancelled by the subscriber. Revenue from wireless engineering services consists of amounts billed to our customers for engineering time on an hourly basis or on a fixed fee per project basis. This revenue is recognized as the work is performed. Revenue from software and related services consists of amounts billed to our customers for software licensing, including licensing fees, training fees, maintenance fees and support fees.

    Cost of subscriber revenue consists primarily of airtime costs, financial data costs, wireless handheld device costs and securities exchange and market fees. Our airtime costs are determined by agreements we have with several wireless carriers. Typically, we have one-year contracts to buy data network capacity either for an agreed amount of kilobytes at a flat fee or on a cents-per-kilobyte basis. Cost of engineering services revenue consists of cash compensation and related costs for engineers and other project-related costs. Cost of software and related services revenue consists of costs relative to software licensing, including royalty payments and personnel costs.

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

    Depreciation and amortization expenses consist primarily of the amortization of intangible assets acquired in the Mobeo, LocusOne and Riverbed acquisitions and depreciation expenses arising from equipment purchased for our network operations center and other property and equipment purchases.

    Option and warrant expense consists of expenses recorded to account for the difference, on the date of grant, between the fair market value and the exercise price of unit options issued to employees and the fair value of equity-based awards to non-employees. With the acquisitions of Mobeo, LocusOne and Riverbed, we expect to have substantial additional option and warrant expense.

    Other income (expense) consists primarily of interest income, interest expense and realized losses on our investments.

    Equity in losses of investments consists of our proportionate share of the net losses of OmniSky and Inciscent recorded under the equity method of accounting.

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

    Subscriber revenue. Subscriber revenue increased to $2.9 million for the three months ended March 31, 2000 from $268,000 for the three months ended March 31, 1999. The increase was primarily due to an increase in MarketClip subscribers, the recent introduction of TradeRunner, and the acquisition of Mobeo in September 1999. Services acquired from Mobeo contributed revenue of $2.4 million for the three months ended March 31, 2000.

    Engineering services revenue. Engineering services revenue increased to $1.4 million for the three months ended March 31, 2000 from $72,000 for the three months ended March 31, 1999. This increase was primarily due to the contract with OmniSky. We recognized $1.1 million under this contract for the three months ended March 31, 2000.

    Software and related services revenue. Software and related services revenue was $1.1 million for the three months ended March 31, 2000 relating to licenses and services of the ScoutWare services platform and e-Mobile Delivery platform following our acquisition of LocusOne on February 3, 2000 and Riverbed on March 6, 2000. We did not have any software and related services revenue for the three months ended March 31, 1999.

    Cost of subscriber revenue. Cost of subscriber revenue increased to $1.7 million for the three months ended March 31, 2000 from $245,000 for the three months ended March 31, 1999. The increase was a result of an increase in MarketClip subscribers, the recent introduction of TradeRunner and the acquisition of Mobeo in September 1999. Cost of subscriber revenue from services acquired from Mobeo totaled $1.4 million for the three months ended March 31, 2000. We expect the number of subscribers for financial services and online services to increase resulting in an increase in the cost of subscriber revenue. Mobeo entered into a new airtime supply agreement with a paging company, and in the first quarter of 2000, Mobeo provided a new pager to each of its subscribers at no cost as the previous pagers were not compatible with the new supplier's network. As a result, the Company recorded approximately $354,000 of expense in the first quarter of 2000 relating to supplying these pagers. The cost of subscriber revenue as a percent of subscriber revenue decreased for the three months ended March 31, 2000 as compared to the same period of the prior year in part because we met minimum airtime usage requirements with various wireless networks.

    Cost of engineering services revenue. Cost of engineering services revenue increased to $614,000 for the three months ended March 31, 2000 from $36,000 for the three months ended March 31, 1999. This increase was primarily due to the contract with OmniSky.

    Cost of software and related services revenue. Cost of software and related services revenue was $678,000 for the three months ended March 31, 2000 relating to royalty fees and personnel costs. Substantially all of these costs were derived from the operations of LocusOne, which we acquired on February 3, 2000 and Riverbed, which we acquired on March 6, 2000. We did not have any costs of software and related services revenue for the three months ended March 31, 1999.

    Research and development expenses. Research and development expenses increased to $1.7 million for the three months ended March 31, 2000 from $470,000 for the three months ended March 31, 1999. This increase was primarily due to the hiring of additional engineers for increased research and development activities associated with the development of our AIM software platform and wireless data services. In addition to these costs, we incurred a one-time $2.1 million in-process research and development charge recorded in connection with our acquisition of Riverbed.

    General and administrative expenses. General and administrative expenses increased to $5.4 million for the three months ended March 31, 2000 from $711,000 for the three months ended March 31, 1999. This increase was primarily due to the addition of personnel performing general corporate and business development activities and the acquisition of Mobeo, LocusOne and Riverbed.

    Selling and marketing expenses. Selling and marketing expenses increased to $5.7 million for the three months ended March 31, 2000 from $257,000 for the three months ended March 31, 1999. The increase was primarily due to an increase in advertising and promotion costs as well as increases in the number of sales and marketing personnel. We expect selling and marketing expenses to continue to increase as we incur additional expenses to increase brand awareness and add personnel.

    Depreciation and amortization. Depreciation and amortization expenses increased to $17.4 million for the three months ended March 31, 2000 from $83,000 for the three months ended March 31, 1999. This increase was primarily due to amortization of intangibles relating to the purchases of Mobeo, LocusOne, and Riverbed as well as additional capital expenditures.

    Option and warrant expense. Option and warrant expense increased to $2.4 million for the three months ended March 31, 2000 from $23,000 for the three months ended March 31, 1999. The increase was primarily due to expenses associated with options granted to employees of LocusOne and to the selling stockholders of Mobeo for consulting and employee services. The increase was also due to an increase in the number of options that vested during the period with exercise prices less than the fair value on the date of grant.

    Interest income, net. Net interest income increased to $2.2 million for the three months ended March 31, 2000 from $83,000 for the three months ended March 31, 1999. The increase was primarily due to an increase in interest earned on cash and cash equivalents following the completion of our offering on March 17, 2000.

    Equity in losses of investments. Equity in losses of investments was $3.1 million for the three months ended March 31, 2000 relating to our proportionate share of losses from OmniSky and Inciscent, which are both accounted for under the equity method of accounting. We expect to continue to record an increasing amount of equity in losses of investments, as OmniSky and Inciscent ramp up their operating costs.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations primarily through private placements of our equity securities, our initial public offering, and our secondary offering, which in the aggregate have resulted in net proceeds of approximately $1.5 billion through March 31, 2000. On March 17, 2000, we completed our secondary offering and raised net proceeds (after expenses of the offering) of approximately $1.4 billion. As of March 31, 2000, we had approximately $1.370 billion in cash and short-term investments and working capital of $1.364 billion.

    Net cash used in operating activities was $15.4 million and $1.2 million for the three months ended March 31, 2000 and 1999, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

    Net cash used in investing activities was $57.1 million for the three months ended March 31, 2000. Net cash provided by investing activities was $6.0 million for the three months ended March 31, 1999. For the three months ended March 31, 2000, we used cash for the purchase of property and equipment, investments in Metrocall, OmniSky, and Inciscent, and to acquire LocusOne Communications. Cash provided by investing activities for the three months ended March 31, 1999 was primarily from the sale of short-term investments, partially offset by the purchase of property and equipment.

    Net cash provided by financing activities was $1.4 billion and $0 for the three months ended March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000, cash provided by financing activities was primarily attributable to proceeds received from our secondary offering of common stock and convertible subordinated notes.

    For the remainder of 2000, we expect to have the following expenditures and requirements:

    - We invested approximately $88.0 million to acquire IFX, including estimated expenses.

    - We invested approximately $25 million in NetSearch.

    - We invested approximately $12.0 million in Sila, the European joint venture with Reuters.

    - We estimate we will spend $2.5 million for further expansion of our network operations center.

    - We estimate we will pay in excess of $20.0 million to enhance our sales and marketing activities, including a nationwide broadcast and print branding and advertising campaign.

    - We are committed to purchase 15,360 RIM handheld devices. Depending on the mix of products ordered, we estimate the cost will be between $4.6 and $7.1 million.

    - We will pay an earn-out of up to $65 million on NetSearch if certain revenue targets are met over the next twelve months.

    - Other potential acquisitions, investments and agreements we may identify.

    - As part of our LocusOne acquisition, we issued a note in the amount of $13.6 million that is due and payable at December 31, 2000.

    We currently estimate that our available cash resources will be sufficient to fund our operating needs for at least the next twelve months. We expect that our available cash resources will also support our current acquisition strategy during this period.

QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

    We have limited exposure to financial market risks, including changes in interest rates. At March 31, 2000, we had cash and cash equivalents of $1.35 billion and short-term investments of approximately $3.6 million. Cash and cash equivalents consisted of demand deposits, money market accounts and investment-grade commercial paper. Short-term investments consisted of highly liquid investments in debt obligations of the U.S. Government and other highly rated entities with maturities of up to 30 years. These investments are classified as available-for-sale and are considered short-term, because we expect to sell them within 12 months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. At March 31, 2000, the value of our short-term investments was approximately $27,000 less than our cost. If market interest rates continue to rise, the value of our short-term investments will continue to decrease. We expect to sell these investments prior to maturity, and therefore we may not realize the full value of these investments. We currently hold no derivative instruments and do not earn foreign-source income. However with the acquisition of IFX and the formation of Sila, we will be exposed to foreign currency exchange risk. We expect to invest only in short-term, investment grade, interest-bearing instruments and thus do not expect future interest rate risk to be significant.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This report includes forward-looking statements relating to, among other things, future results of operations, our plans and expectations regarding our future services and operations and our investments in OmniSky and Inciscent, and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but not limited to our limited operating history with subscriber based services, our historical losses and potential larger future losses, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological change, our dependence on wireless networks owned and controlled by others, our reliance on a small number of customers and the other factors that we describe in the section entitled "Risk Factors" in the prospectus that we filed with the SEC on March 17, 2000, pursuant to Rule 424(b).

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See disclosure in the section entitled "Qualitative and Quantitative Disclosure About Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 18.

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 26, 1999 we completed our initial public offering and received net proceeds after expenses of the offering of approximately $100.8 million. During the period ended March 31, 2000, we used $6.1 million of the remaining proceeds from the initial public offering to purchase additional shares of OmniSky to maintain our ownership percentage during the second round of OmniSky financing. We also invested approximately $20.0 million to acquire LocusOne. On March 17, 2000, we completed a secondary offering for the sale of 5,411,949 shares of common stock, including the sale of 825,000 shares from the exercise of the underwriters' over-allotment option, at $205 per share, less underwriting discounts and commissions, offering expenses and received net proceeds of $1.06 billion. Concurrently with this offering, we completed an offering for the sale of an aggregate $310.5 million of 6% convertible subordinated notes due in 2005, which included $40.5 million in principal amounts from the exercise of the underwriters' over-allotment, less underwriting discounts and commissions and received net proceeds of $300.7 million. We intend to use or have used $100 million of the proceeds of these offerings to fund our European strategic alliance with Reuters, which includes our recent acquisition of IFX Group Plc for $85 million, $13.6 million to repay indebtedness incurred in connection with the LocusOne acquisition, $17 million to acquire 9.9% of the stock of Metrocall, $10 million to acquire our 27.5% interest in Inciscent and in excess of $25 million to fund sales and marketing activities. We have not determined the use of the remaining proceeds of these offerings, but we expect to use some portion of these proceeds to provide the cash portion of acquisitions and strategic investments we may identify in the future that advance our strategy.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. *Exhibit 2.1 - Stock Purchase Agreement by and among Aether Systems, Inc., LocusOne Communications, Inc. and the stockholders named therein dated as of January 25, 2000.

        **Exhibit 2.2 - Agreement and Plan of Merger dated as of February 9, 2000 by and among Aether Systems, Inc., RT Acquisition, Inc. and Riverbed Technologies, Inc.

        **Exhibit 4.1 Form of Index for Convertible Debt

        **Exhibit 10.1 - Amended and Restated Registration Rights Agreement dated as of February 2000.

        **Exhibit 10.2 - Series B Preferred Stock Purchase Agreement dated as of January 18, 2000.

        **Exhibit 10.3 - Inciscent, Inc. Series A Stock Purchase Agreement.

        **Exhibit 10.4 - Development Agreement between Response Services, LLC and Aether Systems, Inc., dated as of January 12, 2000.

        Exhibit 10.5 - Employment Agreement between Riverbed Technologies, Inc. and E. Wayne Jackson, III dated January 22, 1999 and First Amendment to Employment Agreement between Aether Systems, Inc., Riverbed Technologies, Inc. and E. Wayne Jackson, III dated March 3, 2000.

        Exhibit 11  Earning Per Share Calculation

        Exhibit 27 - Financial Data Schedule

        * Incorporated by reference to the Form 8-K filed with the Commission on February 15, 2000.
        ** Previously filed.

b.      Reports on Form 8-K

        Current Report on Form 8-K dated February 3, 2000 was filed on February 15, 2000 pursuant to Item 2 (Acquisition or Disposition of Assets) and
        Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

        Current Report on Form 8-K dated March 6, 2000 was filed on March 16, 2000 pursuant to Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits)

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    Dated:                   May 15, 2000
                                             Aether Systems, Inc.

                    By:                      /s/ DAVID C. REYMANN
                                             --------------------
                                             David C. Reymann
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)