Form 10-Q
period 2000-06-30
AETHER SYSTEMS INC
filed 2000-08-14
CIK 1093434

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended JUNE 30, 2000

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

Common Stock, $.01 par value, 38,324,728 shares outstanding as of August 9, 2000

                              AETHER SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX


                                                                                PAGE
                                                                               NUMBER
PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1:  Financial Statements

   Condensed consolidated statements of operations and other comprehensive loss for the three and six month periods ended June 30, 2000
      and 1999 (unaudited)                                                        3

   Condensed consolidated balance sheets as of June 30, 2000 (unaudited)
      and December 31, 1999                                                       4

   Condensed consolidated statements of cash flows for the six months
      ended  June 30, 2000 and 1999 (unaudited)                                   5

   Notes to the condensed consolidated financial statements                       7

ITEM 2: Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                             15

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk               21


PART II:  OTHER INFORMATION
---------------------------

ITEM 1:  Legal Proceedings                                                       21

ITEM 2:  Changes in Securities and Use of Proceeds                               21

ITEM 3:  Defaults Upon Senior Securities                                         21

ITEM 4:  Submission of Matters to a Vote of Security Holders                     21

ITEM 5:  Other Information                                                       22

ITEM 6:  Exhibits and Reports on Form 8-K                                        22

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AETHER SYSTEMS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS
                   OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        JUNE 30,                     JUNE 30,
                                                -----------------------      -----------------------
                                                   2000         1999            2000         1999
                                                ----------   ----------      ----------   ----------
Subscriber revenue                              $    6,745   $      331      $    9,674   $      599
Engineering services revenue                         1,637          116           3,040          188
Software and related services revenue                2,373           --           3,442           --
                                                ----------   ----------      ----------   -----------
          Total revenue                             10,755          447          16,156          787
Cost of subscriber revenue                           3,737          286           5,469          531
Cost of engineering services revenue                 1,027           84           1,640          120
Cost of software and related services revenue          863           --           1,542           --
                                                ----------   ----------      ----------   ----------
          Total cost of revenue                      5,627          370           8,651          651
                                                ----------   ----------      ----------   ----------
          Gross profit                               5,128           77           7,505          136
                                                ----------   ----------      ----------   ----------
Operating expenses:
  Research and development (exclusive of
   Option and warrant expense)                       4,077          532           5,761        1,002
  General and administrative (exclusive of
   Option and warrant expense)                       9,906          871          15,269        1,583
  Selling and marketing (exclusive of
   Option and warrant expense)                      16,081          299          21,809          555
  In process research and development                   60           --           2,160           --
  Depreciation and amortization                     67,041          110          84,451          194
  Option and warrant expense:
   Research and development                          1,712           31           2,710           32
   General and administrative                        1,455          323           2,563          329
   Selling and marketing                               438          886             777          902
                                                ----------   ----------      ----------   ----------
                                                   100,770        3,052         135,500        4,597
                                                ----------   ----------      ----------   ----------
          Operating loss                           (95,642)      (2,975)       (127,995)      (4,461)
Other income (expense):
  Interest income, net                              14,787           57          16,976          141
  Equity in losses of investments                  (10,721)          --         (13,828)          --
  Minority interest                                  1,662           --           1,662           --
                                                -----------  ----------     -----------   ----------
          Net loss                              $  (89,914)  $   (2,918)     $ (123,185)  $   (4,320)
                                                ----------   ----------      ----------   ----------
Other comprehensive loss:
Unrealized holding gain (loss) on
  investments - available for sale                  (1,727)         (42)         58,876         (132)
Gain on sale of stock by equity
  method investee                                   31,172          --           31,172           --
                                                ----------   ----------      ----------   ----------
Comprehensive loss                              $  (60,469)  $   (2,960)     $  (33,137)  $   (4,452)
                                                ==========   ==========      ==========   ==========

Pro forma statement of operations data
  Loss before income taxes, as reported                      $   (2,918)                  $   (4,320)
  Pro forma income tax provision (benefit)                           --                           --
                                                             ----------                   ----------
  Pro forma net loss                                         $   (2,918)                  $   (4,320)
                                                             ==========                   ==========

  Net loss per share-basic and diluted          $    (2.36)                  $    (3.65)
                                                ==========                   ==========
  Weighted average shares
   outstanding-basic and diluted                    38,031                       33,765
                                                ==========                   ==========
  Pro forma net loss per share-basic
   and diluted                                               $    (0.15)                  $    (0.22)
                                                             ==========                   ==========
  Pro forma weighted average shares
   outstanding-basic and diluted                                 19,878                       19,878
                                                             ==========                   ==========

See accompanying notes to condensed consolidated financial statements.

                             AETHER SYSTEMS, L.L.C.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                   JUNE 30,      DECEMBER 31,
                                                                     2000            1999
                                                                 -----------     -----------
                                                                 (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                                        1,193,450          78,542
  Restricted cash                                                     46,698              --
  Short-term investments                                               2,383           2,092
  Trade accounts receivable, net of allowance for doubtful
   accounts of $293 and $56 at June 30, 2000 (unaudited)
   and December 31,1999, respectively                                  7,515           1,003
  Inventory, net of allowance for obsolescence of $115 at
   June 30, 2000 (unaudited) and December 31, 1999                     2,188             688
  Prepaid expenses and other current assets                           10,181           4,995
                                                                 -----------     -----------
          Total current assets                                     1,262,415          87,320

  Property and equipment, net                                         13,698           2,796
  Investments                                                        140,182              75
  Intangibles, net                                                 1,277,012          12,209
  Other assets                                                         9,935             134
                                                                 -----------     -----------
                                                                 $ 2,703,242     $   102,534
                                                                 ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $     4,561     $     1,425
  Accrued expenses                                                    20,740           1,620
  Accrued employee compensation and benefits                           2,629             971
  Accrued interest on notes payable                                    5,072              --
  Deferred revenue                                                     2,832             176
  Notes payable                                                       13,911              --
                                                                 -----------     -----------
            Total current liabilities                                 49,745           4,192
Long term liabilities - convertible subordinated notes
 payable and other notes payable                                     310,500              --
Deferred tax liability                                                11,221              --
Minority interest in net assets of a subsidiary                       65,304              --
Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
   authorized; 0 shares issued and outstanding at
   June 30, 2000 (unaudited) and December 31, 1999                        --              --
  Common stock, $0.01 par value; 75,000,000 shares
   authorized; 38,141,522 and 27,154,398
   shares issued and outstanding at June 30, 2000
  (unaudited) and December 31, 1999, respectively                        381             272
  Additional paid-in capital                                       2,352,944         120,892
  Accumulated deficit                                               (145,799)        (22,614)
  Notes receivable from stockholder,                                      --            (138)
  Unrealized gain (loss) on investments available for sale            58,946             (70)
                                                                 -----------     -----------
           Total  stockholders' equity                             2,266,472          98,342
                                                                 -----------     -----------
Commitments and contingencies
                                                                 $ 2,703,242     $   102,534
                                                                 ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                              AETHER SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                         2000           1999
                                                                     -----------    -----------
Cash flows from operating activities:

  Net loss                                                           $  (123,185)   $    (4,320)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                         84,451            193
    Minority interest                                                     (1,662)            --
    Equity in losses of investments                                       13,828             12
    Option and warrant expense                                             6,050          1,263
    In-process research and development charge                             2,160             --
    Changes in assets and liabilities:
        Increase in trade accounts receivable                             (3,490)            (6)
       (Increase) decrease in inventory                                   (1,250)            55
        Increase in prepaid expenses and
         other current assets                                             (3,933)           (26)
       Increase (decrease) in accounts payable                              (944)           152
       Increase in accrued expenses and compensation
          and benefits                                                    21,369            114
       Increase in deferred revenue                                          919             25
                                                                     -----------    -----------
         Net cash used in operating activities                            (5,687)        (2,538)
                                                                     -----------    -----------

Cash flows used in investing activities:

  Sales of short-term investments                                          5,337          7,028
  Purchases of short-term investments                                     (3,274)        (4,938)
  Purchases of property and equipment                                    (10,196)          (850)
  Cost of investments                                                    (63,217)            --
  Costs of acquisitions, net of cash acquired                           (154,083)            --
  Increase in restricted cash                                            (13,600)            --
                                                                     -----------    -----------
         Net cash provided by (used in) investing activities            (239,033)         1,240
                                                                     -----------    -----------
Cash flows provided by financing activities:

  Net proceeds from issuance of common stock                           1,058,220             --
  Net proceeds from issuance of convertible debt                         300,564             --
  Proceeds from exercise of options                                          844             --
                                                                     -----------    -----------
         Net cash provided by financing activities                     1,359,628             --
                                                                     -----------    -----------
         Net increase in cash and cash equivalents                     1,114,908         (1,298)

Cash and cash equivalents, at beginning of period                         78,542          1,755
                                                                     -----------    -----------
Cash and cash equivalents, at end of period                          $ 1,193,450    $       457

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                           $        --    $        --
                                                                     ===========    ===========


Supplemental disclosure of non-cash investing and financing activities:

In January 2000, approximately $600,000 of trade receivables owed to the Company by OmniSky, Inc. were offset by the Company's additional investment made in OmniSky, Inc.

In March 2000, the Company acquired Riverbed Technologies, Inc. for 4,537,281 shares of the Company's common stock and converted existing options held by Riverbed employees into options to acquire 862,480 shares of the Company's common stock. The value of the common stock and replacement options of $1.136 billion has been allocated to the fair value of the assets purchased and liabilities assumed with a corresponding increase in stockholders' equity.

In connection with the acquisition of IFX and the formation of Sila, the Company established a deferred tax liability of $11.2 million. Such amount was offset by an equal increase in goodwill.

For the quarter ended June 30, 2000, the Company recorded additions to stockholders equity of $31.2 million from the issuance of stock by OmniSky, Inc. to third parties at per share amounts in excess of the book value per share of the Company's investment in OmniSky, Inc.

For the six months ended June 30, 2000 and 1999 (unaudited), the Company incurred an unrealized net holding gain (loss) associated with its investments available for sale totaling $58.9 million and (132,000), respectively. These amounts have been reported as an increase (decrease) in stockholders' equity.

See accompanying notes to condensed consolidated financial statements.

                              AETHER SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Aether Systems, Inc. and its subsidiaries. The condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statements of operations and other comprehensive loss for the three and six months ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report for the year ended December 31, 1999 on Form 10-K.


(2) SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition

    The Company derives subscriber revenue from the provision of real-time access to information from selected financial markets integrated into existing wireless communication platforms. Subscriber revenue consists of monthly fixed charges for usage and equipment and is recognized as the service is provided on a monthly basis and a one-time non-refundable activation fee, which is recognized upon service activation. Direct activation costs are expensed as incurred. Certain of the Company's customers are billed in advance with revenue deferred and recognized on a monthly basis over the term of the agreement. Also included in subscriber revenue are market exchange fees for access to financial information from the securities exchanges and markets, which are recognized as the service is provided. The Company also recognizes fees for managing data through its network operations center. Engineering services revenue is derived from the provision of wireless integration consulting under time-and-materials and fixed-fee contracts. Revenue on time-and-materials contracts is recognized as services are performed. Revenue on fixed-fee contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Anticipated contract losses are recognized as soon as they become known and estimable. Software and related services revenues are generated from licensing software and providing services, including maintenance and technical support, training and consulting. Software revenue consists of fees for licenses of the Company's software products. The Company recognizes the revenue when the license agreement is signed, the license fee is fixed and determinable, delivery of the software has occurred, and collectibility of the fees is considered probable. Revenue from software licensing and related wireless engineering consulting services for which the software requires significant customization and modification is recognized using the percentage of completion method in accordance with SOP 97-2, based on the hours incurred in relation to the total estimated hours. Services revenue consists of maintenance and technical support, which consists of unspecified when-and-if available product updates and customer telephone support services and are recognized ratably over the term of the service period. Other services revenues are recognized as the related services are provided. See (d) recent accounting pronouncements for more information.

                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, CONTINUED


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

(c) Use of Estimates

    The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(d) Recent Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 provides guidance on necessary disclosures relating to revenue recognition policies in addition to outlining the criteria that must be met in order to recognize revenue. Dependant upon the final guidance on SAB 101 which is expected to be issued by the SEC in the fourth quarter of this year, the Company may be required to change its policy of recognizing activation fee revenue upon service activation to recognizing the revenue ratably over the initial term of the subscription contract. The Company does not expect this change to have a material effect on its consolidated results of operations or financial position.

    In March 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) published their consensus on EITF Issue No 00-3, Application of AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware. The EITF consensus gives guidance on accounting for hosting arrangements. The Company does not expect the adoption of EITF Issue No. 00-3 to have a material effect on its consolidated results of operations or financial position.

    In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No.
25. Interpretation No. 44 clarifies the application of Opinion 25 for the following issues: (1) the definition of employee for purposes of applying Opinion 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000. The Company does not expect that the adoption of Interpretation No. 44 will have a material effect on its consolidated statement of operation or results of operations.

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and further amended by SFAS No. 138, established accounting and reporting standards for derivative financial instruments and associated hedging activities as well as hedging activities in general. The Company does not hold any hedging instruments, and as such does not expect the adoption of SFAS No. 133, as amended, to have a material affect on its consolidated results of operation or its financial position.

(3) SECONDARY PUBLIC OFFERING

    On March 17, 2000, the Company completed a secondary offering for the sale of 5,411,949 shares of common stock, including the sale of 825,000 shares from the exercise of the underwriters' over-allotment option, at $205.00 per share. The net proceeds after deduction of underwriting discounts and offering expenses were approximately $1.06 billion. Concurrently with this offering, the Company completed an offering for the sale of an aggregate $310.5 million of 6% convertible subordinated notes (the "Notes") due in 2005, including $40.5 million in principal amounts from the exercise of the underwriters' over-allotment. The net proceeds after deduction of underwriting discounts and offering expenses were approximately $300.6 million. The underwriting discounts and expenses of the Notes offering of $9.8 million have been included in other assets as deferred financing fees. The Notes are convertible, at the option of the holder, at any time prior to maturity into shares of common stock of Aether at a conversion price of $243.95 per share, which is equal to a conversion rate of 4.0992 shares per $1,000 principal amount of notes, subject to adjustment.


(4) 3COM WARRANTS

    In connection with the sale of membership units to 3Com, the Company granted a conditional warrant to 3Com to purchase 357,466 member units (893,665 shares) at an exercise price of $0.01 per unit. 3Com vests in the warrants upon performance of certain services and achievement of specific criteria. As of June 30, 2000, warrants to purchase 300,000 member units (750,000 shares) had not been earned by 3Com. As of June 30, 2000, the Company believes that it is not yet probable that 3Com will attain the specified milestones relating to the remaining 300,000 warrants (750,000 shares) and, accordingly, no expense relating to these warrants has been recorded.


(5) INVESTMENT IN OMNISKY, INC.

    On August 9, 1999, the Company entered into a new venture with 3Com, forming a new Company called OpenSky, which was later renamed OmniSky, of which the Company initially owned 31% on a fully diluted basis. The Company provides various services to OmniSky under letters of agreement through June 2000. For the three and six months ended June 30, 2000, the Company recognized approximately $0.9 and $2.0 million in revenue, respectively, under the OmniSky agreements, and had an account receivable of approximately $1.2 million as of June 30, 2000.

    On January 18, 2000, the Company entered into a Series B Preferred Stock Purchase Agreement, whereby the Company purchased 1,439,809 shares of Series B preferred stock of OmniSky for an aggregate purchase price of approximately $6.7 million, consisting of cash of approximately $6.1 million and the forgiveness of approximately $600,000 of indebtedness owed to the Company by OmniSky for engineering services. The investment was made to maintain the Company's 31% ownership in OmniSky. The Company's per share purchase price was the same as the other Series B Preferred Stock investors.

    The Company accounts for its investment in OmniSky under the equity method of accounting. The Company recorded approximately $10.5 and $13.6 million in expenses for the three and six month period ended June 30, 2000 respectively, to reflect its proportionate share of the losses in OmniSky based upon preliminary unaudited financial information provided by OmniSky.

    In May 2000, News Corporation, PSINet Inc., and several other investors, invested a total of $89.4 million in OmniSky. As a result of this transaction, the Company's ownership in OmniSky decreased to approximately 27% on a fully diluted basis. During the quarter ended June 30, 2000, the Company has recognized a gain through stockholders' equity of approximately $31 million related to issuances of OmniSky equity to third party investors.

    In October 1999, the Company agreed to purchase 25,000 Minstrel V modems from OmniSky for $230 per modem. OmniSky has an exclusive buying arrangement with Novatel for Minstrel V modems. In 1999, the Company purchased 20,000 of the 25,000 for cash of $3.5 million and cancellation of $1.1 million of trade receivables owed to the Company by OmniSky. An additional $1.2 million will be paid to OmniSky for the remaining 5,000 modems after the delivery of the initial 20,000 modems, which began in November 1999. As of June 30, 2000, the Company has recorded prepaid expenses of approximately $4.4 million associated with this agreement. As of June 30, 2000, the Company has received 930 modems, or approximately $214,000 of modems. Subsequent to June 30, 2000 the Company received $1.84 million from OmniSky pursuant to an agreement for OmniSky to repurchase 8,000 modems, reducing the Company's purchase commitment from 25,000 to 17,000.

(6) INVESTMENT IN INCISCENT AND METROCALL

    On February 8, 2000, the Company entered into a joint venture agreement with Metrocall, Inc. ("Metrocall"), PSINet, Inc. and Hicks, Muse, Tate and Furst, Inc. to form a new joint venture called Inciscent. Inciscent was formed to develop wireless e-mail, Internet access and other applications for the small and medium-sized businesses and home office customers. The Company acquired a 27.5% percent interest in Inciscent in the form of 4,950,000 shares of Series A Preferred Stock for $9.9 million, or $2 per share, and has the right to appoint two of the seven members of the Board of Directors of Inciscent. The Company granted a perpetual AIM license for $1 million to Inciscent and will be performing engineering services under a contract totaling approximately $4.0 million. The Company also plans to sign a network operations agreement and a help desk agreement. The Company will recognize the license revenue over the term of the network operations agreement, which is expected to be two years. For the three and six months ended June 30, 2000 the Company recognized approximately $288,000 and $348,000 in revenue, respectively, under the engineering services agreement. As part of the Inciscent joint venture, the Company also acquired 7,766,769 shares of Metrocall common stock at $2.19 per share, or a 9.9% interest, for $17 million. The Company has obtained the right to appoint one of the thirteen members of Metrocall, Inc.'s Board of Directors.

    The Company accounts for its investment in Inciscent under the equity method of accounting. The Company has recorded approximately $261,000 and $296,000 in expense for the three and six months ended June 30, 2000, respectively, to reflect its proportionate share of the losses in Inciscent based upon preliminary unaudited financial information provided by Inciscent.

    The Company accounts for its investment in Metrocall in accordance with SFAS
115. Under the provisions of SFAS 115, the Company has classified its investment in Metrocall as available-for-sale and the investment is being carried at fair value. Fair value is determined based upon quoted market prices. Unrealized gains (losses) are excluded from earnings and are reported as a separate component of other comprehensive income until realized. As of June 30, 2000, the Company has recorded an unrealized gain of approximately $52.9 million on its investment in Metrocall.

(7) INVESTMENTS

    On June 2, 2000, the Company entered into a common stock purchase agreement with Data Critical Corporation (Data Critical) a publicly traded company. The Company acquired 1,230,770 shares of Common Stock representing a 9.9% percent interest in Data Critical for $10 million in cash, or $8.125 per share, and has the right to appoint one of the six members of the Board of Directors of Data Critical. The Company also has the right to purchase an additional $10 million worth of shares provided however that the Company's ownership percentage in Data Critical does not exceed 19.9%. In separate agreements, the Company granted to Data Critical a perpetual AIM license for $250,000 and will be providing airtime under a contract totaling a minimum of $600,000 over 24 months. The Company will recognize the license revenue and airtime revenue over the term of the minimum airtime charges cash payment schedule of two years. As of June 30, 2000, the Company has not recognized any revenue under these agreements.

    The Company accounts for its investment in Data Critical in accordance with SFAS 115. Under the provisions of SFAS 115, the Company has classified its investment in Data Critical as available-for-sale and the investment is being carried at fair value. Fair value is determined based upon quoted market prices. Unrealized gains (losses) are excluded from earnings and are reported as a separate component of other comprehensive income until realized. As of June 30, 2000, the Company has recorded an unrealized gain of approximately $6 million on its investment in Data Critical.

    On June 30, 2000 the Company entered into a purchase agreement with Novatel Wireless, Inc. (Novatel). The Company acquired approximately a 7% interest in Novatel in the form of 1,159,420 shares of Series D Preferred Stock and 231,884 Investor Warrants to purchase common stock, for $20 million in cash, or $17.25 per share, and has the right to appoint one of the nine members of the board of directors of Novatel. The Company accounts for its investment under the cost method of accounting.

(8) RESEARCH IN MOTION LIMITED - PRELIMINARY MARKETING AGREEMENT

    On April 11, 2000, the Company entered into a preliminary marketing agreement with Research in Motion Limited (RIM). Under the agreement, the Company committed to the following terms to be further defined in future agreements:
    - Purchase up to 140,000 RIM handheld devices over the next three years. The total commitment is dependent on certain conditions being met over the period of the agreement.
    -   License the RIM BlackBerry wireless e-mail service for $3.0 million.
    - Provide the technology for the Company to build the BlackBerry service infrastructure in its network operations center for payments by the Company totaling $900,000 million over 15 months plus two annual maintenance payments of $375,000 each.

The agreement also provided for joint marketing expenditures up to $1.0 million each and joint research and development expenditures up to $1.5 million each. The Company will be appointed a reseller and distributor of RIM products and will receive favorable pricing on RIM handheld devices. As of June 30, 2000 the terms and conditions of the anticipated definitive agreements were being negotiated however, no subsequent definitive agreements had been signed.


(9) ACQUISITIONS

    On February 3, 2000, the Company acquired all of the capital stock of LocusOne Communications, Inc. ("LocusOne") for a purchase price of $40 million. LocusOne provides wireless data systems to companies that distribute goods and services using their own delivery fleets. At the closing of the acquisition, the Company paid approximately $21 million in cash and issued notes payable of $19 million to the former LocusOne shareholders. The Company also granted options to acquire 308,500 shares of the Company's common stock to existing LocusOne employees on the closing date at exercise prices below the fair market value of the Company's stock. The Company has recorded option and warrant expense of approximately $2.2 million and $3.6 million for the three and six months ended June 30, 2000 related to these options and expects to record approximately $23.2 million in option and warrant expense related to these options over the remaining service and vesting period through March 2003. At the closing of the Secondary Offering (see Note 3), the Company paid the former LocusOne holders $5.4 million in settlement of a note payable and placed $13.6 million in escrow to pay all remaining obligations, which will be paid on December 31, 2000. In connection with this acquisition, the two principal stockholders of LocusOne have entered into non-compete agreements with the Company expiring on the later of February 2, 2002 or ten months after their termination with LocusOne.

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

    On April 6, 2000, the Company acquired IFX Group Plc ("IFX"), a European provider of mobile financial data, for a purchase price of $85 million in cash, excluding related expenses of approximately $1.4 million. IFX develops leading-edge technologies to optimize the delivery of data over the next generation of digital networks currently being deployed across Western Europe.

    On February 8, 2000, the Company entered into a non-binding letter of intent with Reuters PLC to establish a new company focused on financial markets in Europe. The Company committed to acquire a 60% interest in this new Company for $100 million. On May 5, 2000, Sila Communications ("Sila") was formed as the new company and the Company contributed its subsidiary, IFX to the joint venture plus cash of $12 million in satisfaction of the Company's commitment. Reuters contributed cash of approximately $22 million and a paging company for the remaining 40% interest. Sila is consolidated for financial statement presentation.

    On April 20, 2000, the Company acquired NetSearch, LLC ("NetSearch"), a Scottsdale, AZ company, for a purchase price of approximately $25 million in cash at the closing of the acquisition, plus up to an additional $65 million earn-out payable over the next 13 months for reaching specified revenue targets. As of June 30, 2000, no amount of earn-out had been accrued. NetSearch develops and markets a high-end, wireless notification and response system designed to increase sales productivity for companies engaged in electronic commerce on the Internet by bridging the gap between website consumers and retailers.

These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date. The preliminary allocation of the total purchase price for the LocusOne, Riverbed, NetSearch, IFX and the formation of Sila is summarized as follows:

      (Amounts in thousands)
      Restricted Cash                                    $    32,489
      Current assets                                          11,332
      Property and equipment                                   1,872
      Current liabilities                                    (10,607)
      Deferred tax liability                                 (11,221)
      In-process research and development                      2,160
      Identifiable intangibles                                74,614
      Goodwill                                             1,267,965
      Minority interest                                      (66,966)
                                                         -----------
      Total consideration paid                           $ 1,301,638

The Company is in the process of completing a full valuation of the assets and liabilities acquired for cash. Therefore, the purchase price allocation will be finalized upon completion of these valuations. The identifiable intangibles are being amortized between four and five years and the goodwill is being amortized between five and seven years.

The following summary, prepared on a pro forma basis, presents the results of operations of the Company as if the Mobeo, LocusOne, Riverbed, IFX (including the formation of Sila) and NetSearch acquisitions had been completed as of January 1, 1999:

                                                       (Unaudited)
                                            June 30, 2000       June 30, 1999
---------------------------------------------------------------------------
(In thousands, except per share data)
Revenue                                      $    21,506         $   13,880
Net loss                                     $  (174,288)        $ (140,960)
Net loss per share - basic and diluted       $     (4.93)        $    (5.77)
---------------------------------------------------------------------------


    The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisition of Mobeo, LocusOne, Riverbed, NetSearch, IFX and the formation of Sila had taken place as of January 1, 1999 nor is it a projection of the Company's results of operations for any future period.

(10) SEGMENT INFORMATION

The Company's operating segments include Financial Services, Software, Logistics and our Sila operations. The Financial Services segment provides wireless data services and engineering services to develop applications for the financial services industry. The Software segment develops, licenses and supports software products to extends the accessibility of applications and information from corporate networks and databases to handheld devices. The Logistics segment develops and sells wireless data systems to companies that distribute goods and services using their own delivery fleets. Sila is our European joint venture with Reuters and has the majority of it's customers in the European financial services industry.

Segment detail is summarized as follows:

                        Financial      Software                      European     Corporate and
                        Services       Products       Logistics     Operations        Other          Total
--------------------------------------------------------------------------------------------------------------
Three months ended
June 30, 1999
Revenue                $      331     $       --     $      116     $       --     $       --     $      447
Gross profit           $       45     $       --     $       32     $       --     $       --     $       77
Total assets           $    5,867     $       --     $       --     $       --     $       --     $    5,867

Three months ended
June 30, 2000
Revenue                $    3,174     $    1,443     $    1,545     $    3,338     $    1,255     $   10,755
Gross profit           $    1,131     $      952     $      750     $    1,601     $      694     $    5,128
Total assets           $   12,651     $1,069,131     $   36,780     $  180,647     $1,404,033     $2,703,242
--------------------------------------------------------------------------------------------------------------


                       Financial    Software                  European   Corporate and
                       Services     Products     Logistics   Operations      Other        Total
----------------------------------------------------------------------------------------------------
Six months ended
June 30, 1999
Revenue                $   599      $    --      $   188      $    --      $    --      $   787
Gross profit           $    68      $    --      $    68      $    --      $    --      $   136


Six months ended
June 30, 2000
Revenue                $ 6,230      $ 2,125      $ 2,211      $ 3,338      $ 2,252      $16,156
Gross profit           $ 2,415      $ 1,161      $ 1,011      $ 1,601      $ 1,317      $ 7,505
----------------------------------------------------------------------------------------------------


A reconciliation of net income reported for the operating segments to the amount in the condensed consolidated financial statements as follows:

                                                      Unallocated
                                         Segment    Corporate Expenses    Consolidated
                                          Total        and Other              Total
---------------------------------------------------------------------------------------
(in thousands)
Three months ended June 30, 1999        $      77      $  (2,995)          $  (2,918)
Three months ended June 30, 2000        $   5,128      $ (95,042)          $ (89,914)
Six months ended June 30, 1999          $     136      $  (4,456)          $  (4,320)
Six months ended June 30, 2000          $   7,505      $(130,690)          $(123,185)
---------------------------------------------------------------------------------------


(11) GEOGRAPHIC REGIONS

The Company derives revenue primarily from the United States and Europe. Information regarding the Company's revenues in different Geographic regions is as follows (in thousands):

                             Three months ended June 30,      Six months ended June 30,
                                  2000        1999              2000        1999
----------------------------------------------------------------------------------------
Revenue:
      United States              $ 7,376     $   447          $12,777     $   787
      Aggregate Foreign            3,379          --            3,379          --
                                 -------     -------          -------     -------
                                 $10,755     $   447          $16,156     $   787
----------------------------------------------------------------------------------------

(12) SUBSEQUENT EVENTS

(a) Investment in VeriStar Corporation.

    On July 12, 2000 the Company entered into a purchase agreement with VeriStar Corporation (VeriStar) a provider of biometric recognition devices. The Company acquired a 19.9% interest in VeriStar in the form of 3,250,649 shares of Series B Preferred Stock for approximately $5.6 million in cash or $1.73 per share, and has the right to appoint one of the six members of the board of directors. The investment will be accounted for under the cost method of accounting.

(b) Launch of MindSurf.

    On July 17, 2000, the Company entered into a non-binding Alliance Agreement with Sylvan Learning Systems, Inc (Sylvan) to establish a new company focused on educational services. The Company committed to acquire a 42% interest in this new company for $30.0 million in cash. The Company intends to form the new company, MindSurf, Inc. (Mindsurf) on or before August 31, 2000. Sylvan also intends to contribute $30.0 million for a 42.0% interest while Critical Path and other minority investors will own the remaining 16%.

(c) Investment in ePhones Inc.

    On July 31, 2000, the Company invested $8 million in ePhones Inc. (ePhones), a leading provider of retail wireless products and services. The Company acquired a 11.4% interest in ePhones in the form of 2,539,683 shares of Series C convertible preferred shares, and has the right to appoint one of the 7 members of the board of directors.

(d) Formation of Aether Capital.

On June 13, 2000, the Company formed Aether Capital as a vehicle for Aether to invest in a diversified group of early-stage, high-growth private companies, principally engaged in wireless data communications.

(e) Intent to purchase Cerulean Technology, Inc.

On August 14, 2000, the Company signed a letter of intent to purchase
Cerulean Technology, Inc. (Cerulean), a leader in wireless mobile software for the public safety field. The Company intends to purchase Cerulean for approximately $150 million.

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


OVERVIEW

    Aether Systems, Inc. was originally formed as Aeros, L.L.C. in January 1996. We changed our name to Aether Technologies International, L.L.C. effective August 1996 and to Aether Systems L.L.C. effective September 1999. Immediately prior to the completion of our initial public offering of common stock on October 26, 1999, the limited liability company was converted into a Delaware corporation called Aether Systems, Inc.

    Development of our business. From our inception until March 1997, we primarily provided wireless engineering services, including the development of wireless software applications for customers. In March 1997, we began offering services that provide the users of wireless handheld devices access to real-time financial information. During 1997, we made a strategic decision to focus a significant portion of our engineering resources on the development of these and other wireless data services and systems, including our AIM (Aether Intelligent Messaging) package of wireless messaging software and software development tools. This resulted in a decrease in engineering services revenue as a percentage of total revenue and an increase in subscriber revenue as a percentage of total revenue. We expect this trend to continue in the foreseeable future. We have also begun to derive revenue from the licensing our software platform.

    Acquisitions. On March 6, 2000, we acquired Riverbed Technologies, which develops software that extends the accessibility of applications and information from corporate networks and databases to handheld devices, for 4,537,281 shares of the Company's common stock. In the course of developing our business we also acquired Mobeo, Locus One, NetSearch and IFX for purchase prices and related expenses aggregating approximately $165 million. One of the acquisitions, NetSearch, has an additional $65 million earn-out payable over the 13 months subsequent to the purchase date for reaching specified revenue targets.

    Investments. In August 1999, we formed a new company with 3Com called OpenSky, which was renamed OmniSky in October 1999. We formed OmniSky with 3Com to pursue opportunities in the emerging consumer and business mass markets for wireless e-mail, Internet access and other electronic transactions applications. As of June 30, 2000, we owned approximately 27% of OmniSky. In the course of developing our business we also made investments, or have agreed to make investments in, Inciscent, Data Critical, Novatel Wireless, Veristar (formerly SmartTouch), MindSurf and ePhones in the aggregate amount of approximately $84 million.

    Formation of Sila. On May 4, 2000, Sila Communications was formed and we contributed our IFX subsidiary plus $12 million in cash to acquire a 60% interest. Reuters contributed cash of approximately $22 million and a European paging company for the remaining 40% interest.

    Our subscriber and revenue information. Our revenues are derived from our five current segments which are: Financial Services; Software Products; Logistics; European Operations; and Corporate and Other. These reportable segments are arranged primarily based on the subject matters covered by their markets (so called vertical market lines) and typically have distinct management teams. We derive recurring revenue from subscribers in four of these segments (revenues in the Software Products segment come from license fees). Important financial characteristics of our subscriber base are common across various market segments, but differ based on other factors within market segments. Accordingly, we believe it is valuable to analyze our subscriber base on the basis of distinct product types that have similar revenue and cost characteristics. These distinct product types include enterprise ASP/ISP services, premium information and commerce services, and network hosting services.

                                                        AS OF JUNE 30,
                                                       2000        1999
-------------------------------------------------------------------------
  Enterprise ASP/ISP services                          1,336          --
  Premium information and commerce services           17,002         982
  Network hosting services                             1,135          --
                                                      ------      ------
        Total subscribers                             19,473         982
-------------------------------------------------------------------------

The growth in subscribers over these periods was primarily the result of subscribers added through our acquisition of Mobeo, LocusOne, NetSearch, IFX and the formation of Sila, and subscriber additions subsequent to the integration of these companies, the attraction of new subscribers to our services and the introduction of new services. Enterprise ASP/ISP services wirelessly connect critical business functions of an enterprise within the enterprise or to third parties such as customers. Through our enterprise ASP/ISP services we provide a full wireless solution to the end user including product development, fulfillment, network hosting, customer service and carrier connectivity. For these type products we typically receive upfront revenues such as hardware and activation fees and a monthly recurring fee for the full range of services between $40 and $70 per month. Growth in this product category between June 30, 1999 and June 30, 2000 is attributable to recent releases of several online trading products.

    Premium information and commerce services provide the end user with information critical to their business, such as market information or sales inquiries. Premium information products are packaged with fulfillment, customer service and carrier connectivity. For these type products we typically receive upfront revenues such as activation fees and a monthly recurring fee for the full range of services between $70 and $200 per month. The monthly fee typically covers the cost of hardware. Growth in this product category between June 30, 1999 and June 30, 2000 is attributable to growth in internally developed products, recent acquisitions and their subsequent subscriber additions.

    Network hosting services provide connectivity between the enterprise and wireless carriers. Hosting services may be charged per subscriber or as a flat fee per month. Per subscriber rates typically range between $5 and $25 per month. Growth in this product category between June 30, 1999 and June 30, 2000 is attributable to growth through recent acquisitions and their subsequent subscriber additions.

    Our cost to acquire subscribers depends upon a variety of factors including the allocation of intangible expenses and general sales and marketing efforts to the acquisition of subscribers as opposed to other areas of our business. When our business involved fewer elements and these costs could be allocated more clearly, the overall cost to acquire subscribers exceeded the revenue expected during the one-year terms of the associated contracts, and that may continue to be true depending on how costs are allocated to subscriber contracts. In any event, we expect that revenue from new customers will begin to exceed subscriber acquisition costs when the number of subscribers increases to cover our fixed costs. This will depend on the rate at which subscriber levels increase, and we cannot determine when this will occur or assure that it will ever occur.

    During the six months ended June 30, 2000 we also derived revenue from the licensing of software products including the AIM platform, the ScoutWare software suite, and the e-Mobile software suite. For the six months ended June 30, 2000, approximately 70% of the revenue from the ScoutWare software suite was derived from sales to Spyglass, Security Source, Extensity, Oracle, NowSpeed and Medtronic.

    Operating losses. Since our inception, we have invested significant capital to build our customer service and network operations center. Additionally, we have incurred significant operating costs to develop our AIM software platform and other software applications and to grow our business. As a result, we have incurred operating losses since our inception. Part of our strategy is to continue to invest in business development, research and development and marketing and advertising. In addition, our acquisitions of Mobeo, LocusOne, Riverbed, NetSearch, IFX and the formation of Sila as well as future acquisitions will result in option and warrant expense and significant amortization of intangible assets. As a result, we expect to continue to incur operating losses for the foreseeable future.

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

We also derive revenue from providing our subscribers with the option to purchase wireless handheld devices from us at cost, which we bill either up front or over the initial term of the contract. Contracts with our wireless data subscribers are generally for a one-year period and include a termination penalty if cancelled by the subscriber before the one-year term expires. These contracts are generally renewable at the option of the subscriber for additional one-year periods or otherwise continue on a monthly basis until cancelled by the subscriber. Revenue from wireless engineering services consists of amounts billed to our customers for engineering time on an hourly basis or on a fixed fee per project basis. This revenue is recognized as the work is performed. Revenue from software and related services consists of amounts billed to our customers for software licensing, including licensing fees, work performed for customization, training fees, maintenance fees and support fees.

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

    Depreciation and amortization expenses consist primarily of the amortization of intangible assets acquired in the Mobeo, LocusOne, Riverbed, NetSearch and IFX acquisitions and the formation of Sila, as well as from depreciation expenses arising from equipment purchased for our network operations center and other property and equipment purchases.

    Option and warrant expense consists of expenses recorded to account for the difference, on the date of grant, between the fair market value and the exercise price of unit options issued to employees and the fair value of equity-based awards to non-employees. With the acquisitions of Mobeo, LocusOne, Riverbed and NetSearch, we expect to have substantial additional option and warrant expense.

    Other income (expense) consists primarily of interest income, interest expense and realized losses on our investments.

    Equity in losses of investments consists of our proportionate share of the net losses of OmniSky and Inciscent recorded under the equity method of accounting.

    Minority interest consists wholly of Reuters ownership interest in Sila.

PERIODS ENDED JUNE 30, 2000 AND 1999

    Subscriber revenue. Subscriber revenue increased to $6.7 million for the quarter ended June 30, 2000 from $331,000 for the quarter ended June 30, 1999 and increased to $9.7 million for the six months ended June 30, 2000 from $600,000 for the six months ended June 30, 1999. The increase was primarily due to an increase in MarketClip subscribers, TradeRunner subscribers, the recent introduction of PocketBroker, and the acquisition of Mobeo, Locus One, NetSearch, IFX and the formation of Sila. Subscriber revenue generated from acquisitions was $5.9 million and $8.3 million for the three and six months ended June 30, 2000, respectively.

    Engineering services revenue. Engineering services revenue increased to $1.6 million for the three months ended June 30, 2000 from $116,000 for the three months ended June 30, 1999 and increased to $3.0 million for the six months ended June 30, 2000 from $188,000 for the six months ended June 30, 1999. This increase was primarily due to the contract with OmniSky. We recognized $720,000 and $1.8 million under this contract for the quarter and six months ended June 30, 2000, respectively.

    Software and related services revenue. Software and related services revenue was $2.4 million for the quarter ended June 30, 2000 and $3.4 million for the six months ended June 30, 2000. We did not have any software and related services revenue for the three and six months ended June 30, 1999. Software and related services revenue was generated from the sale of licenses and services of the ScoutWare software platform and e-Mobile Delivery platform following our acquisition of Riverbed (now Aether Software) on March 6, 2000 and LocusOne (now Aether Logistics) on February 3, 2000.

    Cost of subscriber revenue. Cost of subscriber revenue increased to $3.7 million for the quarter ended June 30, 2000 from $286,000 for the three months ended June 30, 1999 and increased to $5.5 million for the six months ended June 30, 2000 from $531,000 for the six months ended June 30, 1999. The increase was a result of an increase in MarketClip subscribers, TradeRunner subscribers, the recent introduction of PocketBroker and the acquisition of Mobeo, Locus One, NetSearch, IFX and the formation of Sila. Cost of subscriber revenue related to acquisitions totaled $3.1 million and $4.5 million for the three and six months ended June 30, 2000. We expect the number of subscribers for financial services and online services to increase resulting in an increase in the cost of subscriber revenue. The cost of subscriber revenue as a percent of subscriber revenue decreased for the three months ended June 30, 2000 as compared to the same period of the prior year in part because we met minimum airtime usage requirements with various wireless networks. Mobeo entered into a new airtime supply agreement with a paging company, and in the first quarter of 2000, Mobeo provided a new pager to each of its subscribers at no cost as the previous pagers were not compatible with the new supplier's network. As a result, the Company recorded approximately $110,000 and $454,000 of expense in the three and six months ended June 30, 2000 respectively, relating to supplying these pagers.

    Cost of engineering services revenue. Cost of engineering services revenue increased to $1.0 million for the quarter ended June 30, 2000 from $84,000 for the quarter ended June 30, 1999 and increased to $1.6 million for the six months ended June 30, 2000 from $120,000 for the six months ended June 30, 1999. This increase was primarily due to the contracts with OmniSky.

    Cost of software and related services revenue. Cost of software and related services revenue was $863,000 for the quarter ended June 30, 2000 and $1.5 million for the six months ended June 30, 2000 relating to royalty fees and personnel costs. Substantially all of these costs were derived from the operations of LocusOne, which we acquired on February 3, 2000 and Riverbed, which we acquired on March 6, 2000. We did not have any costs of software and related services revenue for the three and six months ended June 30, 1999.

    Research and development expenses. Research and development expenses increased to $4.1 million for the quarter ended June 30, 2000 from $532,000 for the three months ended June 30, 1999. This increase was primarily due to the hiring of additional engineers for increased research and development activities. Research and development expenses increased to $5.8 million for the six months ended June 30, 2000 from $1.0 million for the six months ended June 30, 1999. This increase was primarily due to the hiring of additional engineers for increased research and development activities associated with the development of our AIM software platform and wireless data services. In addition to these costs, we incurred a one-time $2.1 million in-process research and development charge recorded in connection with our acquisition of Riverbed in the first quarter of 2000.

    General and administrative expenses. General and administrative expenses increased to $9.9 million for the quarter ended June 30, 2000 from $871,000 for the three months ended June 30, 1999. This increase was primarily due to the addition of personnel as we continue to build our infastructure, and due to the addition of personnel performing general corporate and business development activities. General and administrative expenses increased to $15.3 million for the six months ended June 30, 2000 from $1.6 million for the six months ended June 30, 1999. This increase was primarily due to the addition of personnel performing general corporate and business development activities and the acquisition of Mobeo, LocusOne, Riverbed, NetSearch, IFX and the formation of Sila since the same period prior year.

    Selling and marketing expenses. Selling and marketing expenses increased to $16 million for the quarter ended June 30, 2000 from $299,000 for the quarter ended June 30, 1999 and increased to $21.8 million for the six months ended June 30, 2000 from $555,000 for the six months ended June 30, 1999.. The increase was primarily due to an increase in advertising and promotion costs including a nationwide broadcast and print branding campaign as well as increases in the number of sales and marketing personnel. We expect selling and marketing expenses to continue to increase as we incur additional expenses to increase brand awareness and add personnel.

    Depreciation and amortization. Depreciation and amortization expenses increased to $67.0 million for the three months ended June 30, 2000 from $110,000 for the three months ended June 30, 1999 and increased to $84.5 million for the six months ended June 30, 2000 from $194,000 for the six months ended June 30, 1999. This increase was primarily due to amortization of intangibles relating to the purchases of Mobeo, LocusOne, Riverbed, IFX and NetSearch as well as additional capital expenditures.

    Option and warrant expense. Option and warrant expense increased to $3.6 million for the quarter ended June 30, 2000 from $1.2 million for the quarter ended June 30, 1999 and increased to $6.1 million for the six months ended June 30, 2000 from $1.3 million for the six months ended June 30, 1999. The increase was primarily due to expenses associated with options granted to employees of

LocusOne and to the selling stockholders of Mobeo for consulting and employee services. The increase was also due to an increase in the number of options that vested during the period with exercise prices less than the fair value on the date of grant.

    Interest income, net. Net interest income increased to $14.8 million for the quarter ended June 30, 2000 from $57,000 for the quarter ended June 30, 1999 and increased to $17.0 million for the six months ended June 30, 2000 from $141,000 for the six months ended June 30, 1999. The increase was primarily due to an increase in interest earned on cash and cash equivalents following the completion of our secondary offering on March 17, 2000.

    Equity in losses of investments. Equity in losses of investments was $10.7 and $13.8 million for the three and six months ended June 30, 2000, respectively, relating to our proportionate share of losses from OmniSky and Inciscent, which are both accounted for under the equity method of accounting. We expect to continue to record an increasing amount of equity in losses of investments, as OmniSky and Inciscent ramp up their operations.

    Minority interest. Minority interest was $1.7 million for the three and six months ended June 30, 2000 relating to Reuters proportional share of losses in Sila which is consolidated into our financial statements. We expect that Sila will continue to incur losses as it ramps up its operations in Europe.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations primarily through private placements of our equity securities, our initial public offering, and our secondary offering, which in the aggregate have resulted in net proceeds of approximately $1.5 billion through June 30, 2000. On March 17, 2000, we completed our secondary offering and raised net proceeds (after expenses of the offering) of approximately $1.370 billion. As of June 30, 2000, we had approximately $1.2 billion in cash and short-term investments and working capital of $1.213 billion.

    Net cash used in operating activities was $5.7 million and $2.5 million for the six months ended June 30, 2000 and 1999, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

    Net cash used in investing activities was $239.0 million for the six months ended June 30, 2000. Net cash provided by investing activities was $1.2 million for the six months ended June 30, 1999. For the six months ended June 30, 2000, we used cash for the purchase of property and equipment, investments in Metrocall, OmniSky, Inciscent, Data Critical and Novatel and to acquire LocusOne Communications, NetSearch, IFX and the formation of Sila. Cash provided by investing activities for the six months ended June 30, 1999 was primarily from the sale of short-term investments, partially offset by the purchase of property and equipment.

    Net cash provided by financing activities was $1.4 billion for the six months ended June 30, 2000. There was no cash provided by financing activities for the six months ended June 30, 1999. For the six months ended June 30, 2000, cash provided by financing activities was primarily attributable to proceeds received from our secondary offering of common stock and convertible subordinated notes.

    For the remainder of 2000, we have had or expect to have the following expenditures and requirements:


    - We invested $5.6 million in VeriStar Corporation in July, 2000

    - We invested $8 million in ePhones Inc. in July, 2000

    - We plan to invest $30 million in the launch of Mindsurf

    - We may invest approximately $150 million in Cerulean

    - We estimate we will spend between $20 and $25 million for further expansion of our current network operations center, and the completion of a new network operations center in Arizona.

    - We estimate we will pay in excess of $20.0 million to enhance our sales and marketing activities, including a nationwide broadcast and print branding and advertising campaign.

    - We are committed to purchase 11,200 RIM handheld devices. Depending on the mix of products ordered, we estimate the cost will be between $3.7 and $5.1 million.

    - We will pay an earn-out of up to $65 million on NetSearch if certain revenue targets are met over the twelve months subsequent to the Purchase date.

    - As part of our LocusOne acquisition, we issued a note in the amount of $13.6 million that is due and payable at December 31, 2000.

    - Other potential acquisitions, investments and agreements we may identify or are in the process of negotiating.


    We currently estimate that our available cash resources will be sufficient to fund our operating needs for at least the next twelve months. We expect that our available cash resources will also support our current acquisition strategy during this period.


QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

    We have limited exposure to financial market risks, including changes in interest rates. At June 30, 2000, we had cash and cash equivalents of $1.2 billion and short-term investments of approximately $2.4 million. Cash and cash equivalents consisted of demand deposits, money market accounts and investment-grade commercial paper. Short-term investments consisted of highly liquid investments in debt obligations of the U.S. Government and other highly rated entities with maturities of up to 30 years. These investments are classified as available-for-sale and are considered short-term, because we expect to sell them within 12 months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. At June 30, 2000, the value of our short-term investments was approximately $2,400 more than our cost. If market interest rates continue to rise, the value of our short-term investments will continue to decrease. We expect to sell these investments prior to maturity, and therefore we may not realize the full value of these investments.

    Since the acquisition of IFX, the formation of Sila and the commencement of US sales to foreign countries, we have been exposed to foreign currency exchange risk. All US sales to foreign countries have been denominated in USD. Sila has been able to fund its ongoing operations from internally generated cash and as such has not required funding from the Company, moreover the offices of Sila located in various European countries require minimal funding from Sila. Therefore, due to the insignificant amount of currency being exchanged, the Company has not hedged, or otherwise attempted to mitigate its foreign currency exchange risk.

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

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of Shareholders was held on April 28,2000, in Baltimore Maryland, at which several matters were submitted to a vote of the share holders.

a.  Votes cast for or withheld regarding the election of directors.

                                       Total Vote For            Total Vote Withheld
                                       Each Director             From Each Director
         J. Carter Beese, Jr.           32,098,565                     2,712
         Frank A. Bonsal, Jr.           32,098,565                     2,722
         Mark D. Eln                    32,098,565                     2,712
         E. Wayne Jackson III           32,098,465                     2,812
         David S. Oros                  32,098,565                     2,712
         Rahul C. Prakash               32,098,565                     2,712
         Janice M. Roberts              32,098,555                     2,722
         Dr. Rajendra Singh             32,098,565                     2,712
         George P. Stamas               32,098,565                     2,712
         Robin T. Vasan                 32,098,555                     2,722
         Devin N. Wenig                 32,098,555                     2,722
         Thomas E. Wheeler              32,098,565                     2,712

b. Votes cast for, against or withheld regarding the Company's Amended and Restated Certificate of Incorporation.

                                      For            Against        Abstain
                                   30,425,533       1,674,017        1,727

C. Votes cast for, against or withheld regarding the Company's appointment of KPMG LLP as independent auditors.

                                      For             Against       Abstain
                                   32,073,277          1,518        26,482

d. Votes cast for, against or withheld to approve the Company's Stock Purchase Plan*

                                      For             Against       Abstain
                                   31,886,102         207,732       27,443


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


a. Exhibit 2.1 - LLC Interest Purchase Agreement made effective as of April 18, 2000 by and among Aether Systems, Inc., Net Search LLC and the members of Net Search, LLC and Augustine N. Esposito

    Exhibit 2.2 - Share Purchase Agreement relating to IFX Group Limited

    Exhibit 3.1 - As Amended Certificate of Incorporation of Aether Systems,
    Inc.

    Exhibit 10.1 - Shareholders Agreement dated May 5, 2000 relating to Sila Communications Limited

    Exhibit 11.1 - Earnings Per Share Calculation

    Exhibit 27 - Financial Data Schedule


b.  Reports on Form 8-K

    Current Report on Form 8-K dated April 6, 2000 was filed on April 14, 2000 (as amended April 21, 2000) pursuant to Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits.)

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Dated:      August 14, 2000
                                           Aether Systems, Inc.


                                 By:       /s/ David C. Reymann
                                           David C. Reymann
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)