Form 10-Q
period 2000-09-30
AETHER SYSTEMS INC
filed 2000-11-14
CIK 1093434

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the period ended SEPTEMBER 30, 2000

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

Common Stock, $.01 par value, 39,118,855 shares outstanding as of November 10, 2000

                              AETHER SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX


                                                                                                                              PAGE
                                                                                                                              NUMBER
                                                                                                                              ------
PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1:  Financial Statements

   Condensed consolidated statements of operations and other comprehensive loss
      for the three and nine month periods ended September 30, 2000 and 1999 (unaudited)                                          3

   Condensed consolidated balance sheets as of September 30, 2000 (unaudited) and December 31, 1999                               4

   Condensed consolidated statements of cash flows for the nine months ended  September 30, 2000 and 1999 (unaudited)             5

   Notes to the unaudited condensed consolidated financial statements                                                             7

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations                                     16

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                                                                26


PART II:  OTHER INFORMATION
---------------------------

ITEM 1:  Legal Proceedings                                                                                                        27

ITEM 2:  Changes in Securities and use of Proceeds                                                                                27

ITEM 3:  Defaults Upon Senior Securities                                                                                          27

ITEM 4:  Submission of Matters to a Vote of Security Holders                                                                      27

ITEM 5:  Other Information                                                                                                        27

ITEM 6:  Exhibits and Reports on Form 8-K                                                                                         27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AETHER SYSTEMS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS
                   OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                -----------------------      ------------------------
                                                   2000         1999            2000         1999
                                                ----------   ----------      ----------   ----------
Subscriber revenue                              $    8,399   $      411      $   18,073   $    1,010
Engineering services revenue                         2,514        1,080           5,554        1,268
Software and related services revenue                5,309           --           8,751           --
                                                ----------   ----------      ----------   -----------
          Total revenue                             16,222        1,491          32,378        2,278
Cost of subscriber revenue                           4,153          357           9,622          888
Cost of engineering services revenue                 1,870          426           3,510          546
Cost of software and related services revenue        1,937           --           3,479           --
                                                ----------   ----------      ----------   ----------
          Total cost of revenue                      7,960          783          16,611        1,434
                                                ----------   ----------      ----------   ----------
          Gross profit                               8,262          708          15,767          844
                                                ----------   ----------      ----------   ----------
Operating expenses:
  Research and development (exclusive of
   option and warrant expense)                       6,201          414          11,962        1,416
  General and administrative (exclusive of
   option and warrant expense)                      20,437        1,224          35,706        2,807
  Selling and marketing (exclusive of
   option and warrant expense)                      10,529          383          32,338          938
  In process research and development                3,900           --           6,060           --
  Depreciation and amortization                     72,305          114         156,756          308
  Option and warrant expense:
   Research and development                          1,712           66           4,422           98
   General and administrative                        2,004          632           4,567          961
   Selling and marketing                               304          237           1,081        1,139
                                                ----------   ----------      ----------   ----------
                                                   117,392        3,070         252,892        7,667
                                                ----------   ----------      ----------   ----------
          Operating loss                          (109,130)      (2,362)       (237,125)      (6,823)
Other income (expense):
  Interest income (expense), net                    14,564          (48)         31,540           93
  Equity in losses of investments                  (17,572)        (440)        (31,400)        (440)
  Minority interest                                  4,303           --           5,965           --
                                                ----------   ----------      ----------   ----------
          Net loss before income tax benefit    $ (107,835)  $   (2,850)     $ (231,020)  $   (7,170)
Income tax benefit                                     574           --             574           --
                                                ----------   ----------      ----------   ----------
          Net loss                              $ (107,261)  $   (2,850)     $ (230,446)  $   (7,170)

Other comprehensive loss:
  Unrealized holding gain (loss) on
   investments -available for sale                 (53,034)          74           5,842          (59)
Gain on sale of stock by equity-
  method investee                                   42,177          --           73,349           --
                                                ----------   ----------      ----------   ----------
Comprehensive loss                              $ (118,118)  $   (2,776)     $ (151,255)  $   (7,229)
                                                ==========   ==========      ==========   ==========

Pro forma statement of operations data
  Loss before income taxes, as reported                      $   (2,850)                  $   (7,170)
  Pro forma income tax provision (benefit)                           --                           --
                                                             ----------                   ----------
  Pro forma net loss                                         $   (2,850)                  $   (7,170)
                                                             ==========                   ==========

  Net loss per share-basic and diluted          $    (2.80)                  $    (6.53)
                                                ==========                   ==========
  Weighted average shares
   outstanding-basic and diluted                    38,343                       35,308
                                                ==========                   ==========
  Pro forma net loss per share-basic
   and diluted                                               $    (0.14)                  $    (0.36)
                                                             ==========                   ==========
  Pro forma weighted average shares
   outstanding-basic and diluted                                 19,954                       19,903
                                                             ==========                   ==========


                 See accompanying notes to unaudited condensed
                       consolidated financial statements.

                             AETHER SYSTEMS, L.L.C.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     2000            1999  _
                                                                 -----------     -----------
                                                                 (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                                        1,042,799          78,542
  Restricted cash                                                     26,686              --
  Short-term investments                                               3,207           2,092
  Trade accounts receivable, net of allowance for doubtful
   accounts of $1,111 and $56 at September 30, 2000 (unaudited)
   and December 31,1999, respectively                                 21,983           1,003
  Inventory, net of allowance for obsolescence of $206 and $115
   at September 30, 2000 (unaudited) and December 31, 1999             5,490             688
  Prepaid expenses and other current assets                           21,172           4,995
                                                                 -----------     -----------
          Total current assets                                     1,121,337          87,320

  Property and equipment, net                                         36,588           2,796
  Investments                                                        162,766              75
  Intangibles, net                                                 1,396,962          12,209
  Other assets                                                         9,657             134
                                                                 -----------     -----------
                                                                 $ 2,727,310     $   102,534
                                                                 ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $     9,645     $     1,426
  Accrued expenses                                                    66,619           1,620
  Accrued employee compensation and benefits                          15,958             971
  Accrued interest on notes payable                                      214              --
  Deferred revenue                                                     9,957             175
  Notes payable                                                       13,653              --
                                                                  ----------     -----------
            Total current liabilities                                116,046           4,192
Long term liabilities - convertible subordinated notes
 payable and other notes payable                                     310,694              --
Deferred tax liability                                                17,030              --
Minority interest in net assets of a subsidiary                       60,540              --
Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
   authorized; 0 shares issued and outstanding at
   September 30, 2000 (unaudited) and December 31, 1999                   --              --
  Common stock, $0.01 par value; 75,000,000 shares
   authorized; 38,802,042 and 27,154,398
   shares issued and outstanding at September 30, 2000
  (unaudited) and December 31, 1999, respectively                        388             272
  Additional paid-in capital                                       2,469,900         120,892
  Accumulated deficit                                               (253,060)        (22,614)
  Notes receivable from stockholder,                                      --            (138)
  Unrealized gain (loss) on investments available for sale             5,772             (70)
                                                                 -----------     -----------
           Total  stockholders' equity                             2,223,000          98,342
                                                                 -----------     -----------

Commitments and contingencies
                                                                 $ 2,727,310     $   102,534
                                                                 ===========     ===========


                 See accompanying notes to unaudited condensed
                       consolidated financial statements.

                              AETHER SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                     --------------------------
                                                                         2000           1999
                                                                     -----------    -----------
Cash flows from operating activities:
  Net loss                                                           $  (230,446)   $    (7,170)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                        156,756            308
    Deferred tax benefit                                                    (609)            --
    Minority interest                                                     (5,965)            --
    Equity in losses of investments                                       31,400            440
    Option and warrant expense                                            10,070          2,198
    In-process research and development charges                            6,060             --
    Changes in assets and liabilities, net of acquisitions:
       Increase in trade accounts receivable                              (8,218)          (501)
       Increase in inventory                                              (4,099)           (70)
       Increase in prepaid expenses and
         other current assets                                            (13,286)          (187)

       Increase in accounts payable                                        2,499            596
       Increase in accrued expenses and compensation
          and benefits                                                    25,366             80
       Increase in deferred revenue                                        3,167             --
                                                                     -----------    -----------
         Net cash used in operating activities                           (27,305)        (4,306)
                                                                     -----------    -----------

Cash flows used in investing activities:

  Sales of short-term investments                                          6,755         12,164
  Purchases of short-term investments                                     (4,858)        (8,164)
  Purchases of property and equipment                                    (30,234)          (901)
  Purchase of investments                                               (114,000)            --
  Costs of acquisitions, net of cash acquired                           (231,979)       (11,570)
  Increase in restricted cash                                              5,803             --
                                                                     -----------    -----------
         Net cash used in investing activities                          (368,513)        (8,471)
                                                                     -----------    -----------

Cash flows provided by financing activities:

  Net proceeds from issuance of common stock                           1,057,065             --
  Net proceeds from issuance of convertible debt                         300,564         14,000
  Proceeds from exercise of options                                        2,446             70
                                                                     -----------    -----------
         Net cash provided by financing activities                     1,360,075         14,070
                                                                     -----------    -----------
         Net increase in cash and cash equivalents                       964,257          1,293

Cash and cash equivalents, at beginning of period                         78,542          1,755
                                                                     -----------    -----------
Cash and cash equivalents, at end of period                          $ 1,042,799    $     3,048

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                           $     9,315    $        --
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

In connection with the acquisition of IFX and the related formation of Sila and the acquisitions made by Sila, the Company established a deferred tax liability of $17.6 million. Such amount was offset by an equal increase in goodwill.

In September 2000, the Company acquired Cerulean for 462,412 shares of the Company's common stock and converted existing options held by Cerulean employees into options to acquire 94,275 shares of the Company's common stock plus $75.0 million in cash. The value of the common stock and vested replacement options of $69.9 million has been allocated to the fair value of the assets purchased and the liabilities assumed with a corresponding increase in stockholders' equity.

In connection with the acquisition of Cerulean and Sinope the Company has accrued $47.3 million as of September 30, 2000 for purchase price and acquisition costs. Such amount has been allocated to the fair value of the assets purchased and the liabilities assumed.

For the nine months ended September 30, 2000, the Company recorded additions to stockholders equity of $73.3 million from the issuance of stock by OmniSky, Inc. to third parties at per share amounts in excess of the book value per share of the Company's investment in OmniSky, Inc.

For the nine months ended September 30, 2000 and 1999 (unaudited), the Company incurred an unrealized net holding gain (loss) associated with its investments available for sale totaling $5.8 million and $(59,000) respectively. These amounts have been reported as an increase (decrease) in stockholders' equity.

See accompanying notes to unaudited condensed consolidated financial statements.

                              AETHER SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Aether Systems, Inc. and its subsidiaries. The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of operations and other comprehensive loss for the three and nine months ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report for the year ended December 31, 1999 on Form 10-K.


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

(d) Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 provides guidance on necessary disclosures relating to revenue recognition policies in addition to outlining the criteria that must be met in order to recognize revenue. Given the current guidance on SAB 101, which was released by the SEC subsequent to the end of the quarter, the Company will be required to change its policy of recognizing activation fee revenue upon service activation to recognizing the revenue ratably over the expected term of the customer relationship. The Company is also considering changing its policy of expensing hardware up front, to a policy of recognizing the cost of the hardware over the initial term of the subscription agreement.

      In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for the following issues: (1) the definition of employee for purposes of applying Opinion 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000. The Company adopted FIN 44 on July 1, 2000.

     In September 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and further amended by SFAS No. 138, established accounting and reporting standards for derivative financial instruments and associated hedging activities as well as hedging activities in general. The Company does not hold any hedging instruments, and does not expect the adoption of SFAS No. 133, as amended, to have a material affect on its consolidated results of operation or its financial position.


(3) SECONDARY PUBLIC OFFERINGS

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

     On September 26, 2000, certain stockholders of the Company sold 5,000,000 shares of common stock, in an underwritten offering at $105.00 per share. No new shares were issued in the offering, and as such the Company received no proceeds from the sale.


(4) 3COM WARRANTS

     In connection with the sale of membership units to 3Com, the company granted a conditional warrant to 3Com to purchase 357,466 member units (893,665 shares) at an exercise price of $0.01 per unit. 3Com vests in the warrants upon performance of certain services and achievement of specific criteria. As of September 30, 2000, warrants to purchase 300,000 member units (750,000 shares) had not been earned by 3Com. As of September 30, 2000, the Company believes that it is not yet probable that 3Com will attain the specified milestones relating to the remaining 300,000 warrants (750,000 shares) and, accordingly, no expense relating to these warrants has been recorded.


(5) INVESTMENT IN OMNISKY, INC.

     On August 9, 1999, the Company entered into a new venture with 3Com, forming a new company called OpenSky, which was later renamed OmniSky, of which the Company initially owned 33% on a fully diluted basis. The Company provides various services to OmniSky under letters of agreement. For the three and nine months ended September 30, 2000, the Company recognized approximately $2.6 million and $4.6 million in revenue, respectively, under the OmniSky agreements, and had an account receivable of approximately $2.8 million as of September 30, 2000.

     The Company accounts for its investment in OmniSky under the equity method of accounting. The Company recorded approximately $16.4 million and $30.0 million in expenses for the three and nine month periods ended September 30, 2000, respectively, to reflect its proportionate share of the losses in OmniSky based upon preliminary unaudited financial information provided by OmniSky.

   On January 18, 2000, the Company entered into a Series B Preferred Stock Purchase Agreement, whereby the Company purchased 1,439,809 shares of Series B preferred stock of OmniSky for an aggregate purchase price of approximately $6.7 million, consisting of cash of approximately $6.1 million and the forgiveness of approximately $600,000 of indebtedness owed to the Company by OmniSky for engineering services. The investment was made to maintain the Company's 33% ownership in OmniSky. The Company's per share purchase price was the same as the other Series B Preferred Stock investors.

     In May 2000, News Corporation, PSINet Inc., and several other investors, invested a total of $89.4 million in OmniSky. As a result of this transaction, the Company's ownership in OmniSky decreased to approximately 27% on a fully diluted basis. During the quarter ended June 30, 2000, the Company recognized a gain through stockholders' equity of approximately $31.1 million related to issuances of OmniSky equity to third party investors.

     In September 2000, OmniSky completed its initial public offering, which reduced the Company's ownership in OmniSky to approximately 22.4% on a fully diluted basis. During the quarter ended September 30, 2000, the Company recognized a gain through stockholders' equity of approximately $42.2 million related to issuances of OmniSky equity to third party investors.

     In October 1999, the Company agreed to purchase 25,000 Minstrel V modems from OmniSky for $230 per modem. OmniSky has an exclusive buying arrangement with Novatel for Minstrel V modems. In 1999, the Company purchased 20,000 of the 25,000 for cash of $3.5 million and cancellation of $1.1 million of trade receivables owed to the Company by OmniSky. An additional $1.2 million will be paid to OmniSky for the remaining 5,000 modems after the delivery of the initial 20,000 modems, which began in November 1999. In July 2000, the Company received $1.84 million from OmniSky pursuant to an agreement for OmniSky to repurchase 8,000 modems, reducing the Company's purchase commitment from 25,000 to 17,000. As of September 30, 2000, the Company has recorded prepaid expenses of approximately $2.3 million associated with this agreement. As of September 30, 2000, the Company has received 1,930 modems, or approximately $444,000 of modems. Although there can be no assurance, the Company believes it will be able to use the remaining modems pursuant to this agreement in the normal course of its operations.



(6) INVESTMENT IN INCISCENT, METROCALL AND MINDSURF

      On February 8, 2000, the Company entered into a joint venture agreement with Metrocall, Inc. ("Metrocall"), PSINet, Inc. and Hicks, Muse, Tate and Furst, Inc. to form a new joint venture called Inciscent. Inciscent was formed to develop wireless e-mail, Internet access and other applications for the small and medium-sized businesses and home office customers. The Company acquired a 27.5% percent interest in Inciscent in the form of 4,950,000 shares of Series A Preferred Stock for $9.9 million, or $2 per share, and has the right to appoint two of the seven members of the Board of Directors of Inciscent. The Company granted a perpetual AIM license for $1 million to Inciscent and will be performing engineering services under a contract totaling approximately $4.0 million. The Company also plans to sign a network operations agreement and a help desk agreement. The Company will recognize the license revenue over the term of the network operations agreement, which is expected to be two years. For the three and nine months ended September 30, 2000 the Company recognized approximately $336,000 and $684,000 in revenue, respectively, under the engineering services agreement. As part of the Inciscent joint venture, the Company also acquired 7,766,769 shares of Metrocall common stock at $2.19 per share, or a 9.9% interest, for $17 million. The Company has obtained the right to appoint one of the thirteen members of Metrocall, Inc.'s board of directors.

      The Company accounts for its investment in Inciscent under the equity method of accounting. The Company has recorded approximately $1.1 million and $1.4 million in expense for the three and nine months ended September 30, 2000, respectively, to reflect its proportionate share of the losses in Inciscent based upon preliminary unaudited financial information provided by Inciscent.

       The Company accounts for its investment in Metrocall in accordance with SFAS 115. Under the provisions of SFAS 115, the Company has classified its investment in Metrocall as available-for-sale and the investment is being carried at fair value. Fair value is determined based upon quoted market prices. Unrealized gains (losses) are excluded from earnings and are reported as a separate component of other comprehensive income until realized. For the three and nine month periods ending September 30, 2000, the Company has recorded an unrealized gain (loss) of approximately $(46.4) million and $6.3 million, respectively, on its investment in Metrocall.

      On July 17, 2000, the Company entered into a non-binding Strategic Alliance Agreement with Sylvan Ventures, LLC (Sylvan) and Critical Path, Inc. to establish a new company (MindSurf, Inc.) focused on educational services. The Company committed to acquire a 47% interest in MindSurf for $32.9 million in cash. Sylvan also intends to contribute $32.9 million for a 47% interest, while Critical Path will own the remaining 6%. The investment will be made in a series of payments tied to MindSurf meeting a defined set of performance milestones. The Company plans to invest an initial amount, $4.7 million, upon the closing of the transaction with Sylvan and Critical Path. As of September 30, 2000 Aether has not advanced any funds to MindSurf.

(7) OTHER INVESTMENTS

      During 2000, the Company formed Aether Capital as a vehicle for Aether to invest in a diversified group of early-stage, high-growth private companies, principally engaged in wireless data communications.

      On June 2, 2000, the Company entered into a common stock purchase agreement with Data Critical Corporation (Data Critical) a publicly traded company. The Company acquired 1,230,770 shares of common stock representing a 9.9% percent interest in Data Critical for $10 million in cash, or $8.125 per share, and has the right to appoint one of the six members of the Board of Directors of Data Critical. The Company also has the right to purchase an additional $10 million worth of shares provided however that the Company's ownership percentage in Data Critical does not exceed 19.9%. The Company accounts for its investment in Data Critical in accordance with SFAS 115. Under the provisions of SFAS 115, the Company has classified its investment in Data Critical as available-for-sale and the investment is being carried at fair value. Fair value is determined based upon quoted market prices. Unrealized gains (losses) are excluded from earnings and are reported as a separate component of other comprehensive income until realized. For the three and nine month periods ending September 30, 2000, the Company has recorded an unrealized loss of approximately $6.9 million and $6.9 million, respectively on its investment in Data Critical.

       On June 30, 2000, the Company entered into a purchase agreement with Novatel Wireless, Inc. (Novatel). The Company acquired approximately a 7% interest in Novatel in the form of 1,159,420 shares of Series D Preferred Stock and 231,884 Investor Warrants to purchase common stock, for $20 million in cash, or $17.25 per share, and has the right to appoint one of the nine members of the board of directors of Novatel. The Company accounts for its investment under the cost method of accounting.

       On July 12, 2000, the Company entered into a stock purchase agreement with VeriStar Corporation (VeriStar). The Company acquired a 19.9% interest in VeriStar in the form of 3,250,649 shares of Series B Preferred Stock for approximately $5.6 million in cash, or $1.73 per share, and has the right to appoint one of the 6 members of the board of directors. The Company accounts for its investment under the cost method of accounting.

       On July 31, 2000, the Company entered into a stock purchase agreement with ePhones Inc. (ePhones). The Company acquired a 11.4% interest in ePhones in the form of 2,539,683 shares of Series C convertible preferred shares for $8 million, and has the right to appoint one of the 7 members of the board of directors. The Company accounts for its investment under the cost method of accounting.

       On September 6, 2000, the Company entered into a stock purchase agreement with FirstWeb Bancorp, Inc (FirstWeb). The Company acquired approximately a
9.9% interest in FirstWeb in the form of 960,000 shares of common stock, for $2.4 million in cash, or $2.50 per share. The Company accounts for its investment under the cost method of accounting.

       On September 8, 2000, the Company entered into a stock purchase agreement with ParkStone Medical Information Systems, Inc. (ParkStone). The Company acquired approximately a 7.2% interest in ParkStone in the form of 2,342,768 shares of Series C Preferred Stock, for $15 million in cash, or $6.40 per share. The Company accounts for its investment under the cost method of accounting.

       On September 19, 2000, the Company entered into a stock purchase agreement with Cidera Inc. (Cidera). The Company acquired approximately a 0.8% interest in Cidera in the form of 228,584 shares of Series D Preferred Stock, for $2 million in cash, or $8.75 per share. The Company accounts for its investment under the cost method of accounting.

       On September 19, 2000, the Company entered into a stock purchase agreement with AlterEgo Networks, Inc. (AlterEgo). The Company acquired approximately a 5.8% interest in AlterEgo in the form of 2,714,932 shares Common Stock, for $6 million in cash, or $2.21 per share. The Company accounts for its investment under the cost method of accounting.

       On September 19, 2000, the Company entered into a stock purchase agreement with Juniper Financial Corp. (Juniper). The Company acquired approximately a 5.3% interest in Juniper in the form of 3,460,207 shares Series B Preferred Stock, for $10 million in cash, or $2.89 per share. The Company accounts for its investment under the cost method of accounting.

       On September 22, 2000, the Company invested $2,000,000 in ViryaNet Ltd. (ViryaNet), a publicly traded company. The Company acquired 250,000 shares of Common Stock for 8.00 per share. The Company accounts for its investment in ViryaNet in accordance with SFAS 115. Under the provisions of SFAS 115, the Company has classified its investment in ViryaNet as available-for-sale and the investment is being carried at fair value. Fair value is determined based upon quoted market prices. Unrealized gains (losses) are excluded from earnings and are reported as a separate component of other comprehensive income until realized. As of September 30, 2000, the Company has recorded an unrealized gain of approximately $63,000 on its investment in ViryaNet.




(8) RESEARCH IN MOTION LIMITED - MARKETING AGREEMENT

    On April 11, 2000, the Company entered into a marketing agreement with Research in Motion Limited (RIM). Under the agreement, the Company committed to the following terms:

- Purchase up to 140,000 RIM handheld devices over the next three years. The total commitment is dependent on certain conditions being met over the period of the agreement.

- To license the RIM BlackBerry wireless e-mail service for fees aggregating $4.2 million.

The Company is amortizing the cost of the license over the three year term of the agreement.

The agreement also provided for joint marketing expenditures up to $1.0 million each and joint research and development expenditures up to $1.5 million each. The Company will also be appointed a reseller and distributor of RIM products and will receive favorable pricing on RIM handheld devices.







(9) ACQUISITIONS

      On February 3, 2000, the Company acquired all of the capital stock of LocusOne Communications, Inc. ("LocusOne") for a purchase price of $40 million. LocusOne provides wireless data systems to companies that distribute goods and services using their own delivery fleets. At the closing of the acquisition, the Company paid approximately $21 million in cash and issued notes payable of $19 million to the former LocusOne shareholders. The Company also granted options to acquire 308,500 shares of the Company's common stock to existing LocusOne employees on the closing date at exercise prices below the fair market value of the Company's stock. The Company has recorded option and warrant expense of approximately $2.3 million and $5.9 million for the three and nine months ended September 30, 2000, respectively, related to these options and expects to record approximately $20.9 million in option and warrant expense related to these options over the remaining service and vesting period through March 2003. At the closing of the Secondary Offering (see Note 3), the Company paid the former LocusOne holders $5.4 million in settlement of a note payable and placed $13.6 million in escrow to pay all remaining obligations, which will be paid on December 31, 2000. In connection with this acquisition, the two principal stockholders of LocusOne have entered into non-compete agreements with the Company expiring on the later of February 2, 2002 or ten months after their termination with LocusOne.

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

      The Company has valued the 4,537,281 shares of its common stock issued to Riverbed based on the market price of the Company's common stock over the period two days before and two days after the acquisition was agreed to and announced. The Company has valued the 862,480 shares of common stock issued as replacement options to Riverbed employees using the Black-Scholes option pricing model with the following assumptions: expected dividend yield 0 percent, risk-free interest rate of 6.7 percent, expected life of five years and volatility of 70 percent. The total value of common stock and replacement options issued as consideration for the acquisition was approximately $1.1 billion.

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

      On April 20, 2000, the Company acquired NetSearch, LLC ("NetSearch"), a Scottsdale, AZ company, for a purchase price of approximately $25 million in cash at the closing of the acquisition. NetSearch develops and markets a high-end, wireless notification and response system designed to increase sales productivity for companies engaged in electronic commerce on the Internet by bridging the gap between website consumers and retailers.

      On September 14, 2000, the Company acquired Cerulean Technology Inc. ("Cerulean"). Cerulean is a provider of software to the public safety sector. The Company paid $75.0 million in cash and issued 462,412 shares of the Company's common stock valued at $64.6 million. Additionally, the Company converted existing options held by Cerulean employees into options to acquire 94,275 shares of the Company's common stock. The Company has valued the vested portion of replacement options to Cerulean employees using the Black-Sholes option pricing model with the following assumptions: expected dividend yield 0 percent, risk-free interest rate of 6.12 percent, expected life of 1 year, and volatility of 70 percent. The total value of the vested portion of the replacement options was approximately $5.3 million. The value of the unvested portion of the replacement options of $5.2 million was calculated based on the intrinsic value at the closing date. This amount will be recorded to option and warrant expense over the remaining vesting period through 2003.

      On September 18, 2000, the Company acquired Sunpro, a leading provider of fire service records management software, for $10.8 million in cash.

      On September 25, 2000 the Company acquired Sinope, a provider of engineering services, for $2.5 million in cash, of which $1.0 million is payable one year after the closing date.

      During 2000, Sila acquired four companies for an aggregate purchase price of $21.4 million.

These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date. The preliminary allocation of the total purchase price for the LocusOne, Riverbed, NetSearch, IFX and the related formation of Sila, Cerulean, Sunpro and Sinope and the Sila acquisitions is summarized as follows:



  (Amounts in thousands)
  Restricted Cash                           $    32,489
  Current assets                                 26,960
  Property and equipment                          3,305
  Current liabilities                           (20,335)
  Deferred tax liability                        (17,639)
  In-process research and development             6,060
  Identifiable intangibles                      116,455
  Goodwill                                    1,423,460
  Minority interest                             (66,966)
                                            -----------
  Total consideration paid                  $ 1,503,789

The Company is in the process of completing a full valuation of the assets and liabilities acquired. Therefore, the purchase price allocation will be finalized upon completion of these valuations. The identifiable intangibles are being amortized between three and five years and the goodwill is being amortized between three and seven years.

The following summary, prepared on a pro forma basis, presents the results of operations of the Company as if the Mobeo, LocusOne, Riverbed, IFX (including the related formation of Sila), NetSearch, Cerulean, Sunpro and Sinope acquisitions had been completed as of January 1, 1999:


                                                      (Unaudited)
                                       September 30, 2000       September 30, 1999
-------------------------------------------------------------------------------------
(In thousands, except per share data)
Revenue                                   $    52,596         $   41,620
Net loss                                  $  (307,667)        $ (239,562)
Net loss per share - basic and diluted    $     (8.36)        $    (9.63)
-------------------------------------------------------------------------------------


      The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions of Mobeo, LocusOne, Riverbed, IFX (and the related formation of Sila), NetSearch, Cerulean, Sunpro and Sinope had taken place as of January 1, 1999 nor is it a projection of the Company's results of operations for any future period.


(10) MOTIENT

On September 19, 2000, the Company entered into a binding letter of intent to acquire Motient Corporation's retail transportation business unit for $45 million in cash plus an additional sum of up to $22.5 million depending on whether certain revenue and other incentive targets are met in 2001. Concurrent with the acquisition agreement, the Company also agreed to a long-term reseller arrangement of Motient satellite and terrestrial network services for $25 million over three years.



(11) SEGMENT INFORMATION

The Company's operating segments include Financial Services, Software, Logistics, Mobile Government and our Sila operations. The Financial Services segment provides wireless data services and engineering services to develop applications for the financial services industry. The Software segment develops, licenses and supports software products to extend the accessibility of applications and information from corporate networks and databases to handheld devices. The Logistics segment develops and sells wireless data systems to companies that distribute goods and services using their own delivery fleets. Sila is our European joint venture with Reuters and has the majority of it's customers in the European financial services industry. The Mobile Government segment provides wireless data services for the public safety field.







Segment detail is summarized as follows:

                          Financial   Software                  European     Mobile        Corporate and
                          Services    Products    Logistics     Operations   Government    Other             Total
------------------------------------------------------------------------------------------------------------------------
Three months ended
September 30, 1999
Revenue                   $     461   $    --      $      30    $     --     $    --       $     1,000     $     1,491
Gross profit              $     309   $    --      $      12    $     --     $    --       $       387     $       708
Total assets              $  23,883   $    --      $      --    $     --     $    --       $        --     $    23,883

Three months ended
September 30, 2000
Revenue                   $   3,060   $     3,495  $     1,388  $    5,281   $   1,011     $     1,987     $    16,222
Gross profit              $   1,002   $     2,206  $       827  $    2,734   $     545     $       948     $     8,262
Total assets              $  12,607   $ 1,022,447  $    36,958  $  183,645   $ 164,001     $ 1,307,652     $ 2,727,310
------------------------------------------------------------------------------------------------------------------------

                          Financial   Software                 European         Mobile       Corporate and
                          Services    Products     Logistics   Operations       Government   Other              Total
--------------------------------------------------------------------------------------------------------------------------
Nine months ended
September 30, 1999
Revenue                   $ 1,060     $    --      $   218     $    --          $    --      $  1,000           $  2,278
Gross profit              $   377     $    --      $    80     $    --          $    --      $    387           $    844

Nine months ended
September 30, 200
Revenue                   $  9,291    $   5,620    $  3,599    $  8,618         $ 1,011      $   4,239          $ 32,378
Gross profit              $  3,416    $   3,367    $  1,839    $  4,334         $   545      $   2,266          $ 15,767
--------------------------------------------------------------------------------------------------------------------------



A reconciliation of income reported for the operating segments to the amount in the condensed consolidated financial statements is as follows:

                                                                Unallocated
                                               Segment        Corporate Expenses  Consolidated
                                                Total             and Other          Total
-----------------------------------------------------------------------------------------------
(in thousands)
Three months ended September 30, 1999        $       708       $    (3,558)       $    (2,850)
Three months ended September 30, 2000        $     8,262       $  (115,523)       $  (107,261)
Nine months ended September 30, 1999         $       844       $    (8,014)       $    (7,170)
Nine months ended September 30, 2000         $    15,767       $  (246,213)       $  (230,446)
-----------------------------------------------------------------------------------------------



(12) GEOGRAPHIC REGIONS

 The Company derives revenue primarily from the United States and Europe. Information regarding the Company's revenues in different Geographic regions is as follows (in thousands):


                   Three months ended  September 30,     Nine months ended September 30, 2000
                               2000        1999                   2000          1999
--------------------------------------------------------------------------------------
Revenue:
      United States          $10,726     $1,491                  $23,491       $2,278
      Aggregate Foreign        5,496         --                    8,887           --
                             -------     ------                  -------       ------
                             $16,222     $1,491                  $32,378       $2,278
--------------------------------------------------------------------------------------


(13) SUBSEQUENT EVENTS

(a)  Intent to invest  $25 million in Strategy.com

On October 20, 2000, the Company announced its intention to invest $25 million in Strategy.com, a subsidiary of MicroStrategy, Inc., a worldwide provider of Intelligent E-Business software.

(b)  Funding of Mind Surf

On October 25, 2000, the Company made its initial investment in MindSurf in the amount of $4.7 million.

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

     Development of our business. From our inception until March 1997, we primarily provided wireless engineering services, including the development of wireless software applications for customers. In March 1997, we began offering services that provide the users of wireless handheld devices access to real-time financial information. During 1997, we made a strategic decision to focus a significant portion of our engineering resources on the development of these and other wireless data services and systems, including our AIM (Aether Intelligent Messaging) package of wireless messaging software and software development tools. This has resulted in a decrease in engineering services revenue as a percentage of total revenue and an increase in subscriber revenue as a percentage of total revenue since that time. We expect this trend to continue in the foreseeable future. We have also begun to derive revenue from the licensing of our software platforms.

     Acquisitions. On March 6, 2000, we acquired Riverbed Technologies, which develops software that extends the accessibility of applications and information from corporate networks and databases to handheld devices, for 4,537,281 shares of our common stock. In the course of developing our business, we also acquired Mobeo, LocusOne, NetSearch and IFX since August 1999 for purchase prices and related expenses aggregating approximately $165.0 million. On September 14, 2000, we acquired all of the capital stock of Cerulean for a purchase price of $150.0 million, consisting of $75.0 million in cash and 462,412 shares of our common stock. On September 18, 2000, we acquired Sunpro for a purchase price of $10.8 million in cash. In addition, on September 19, 2000, we entered into a binding letter of intent to acquire Motient's retail transportation business unit for $45 million in cash plus an additional sum of up to $22.5 million depending on whether certain revenue and other incentive targets are met in 2001. On September 25, 2000 we acquired Sinope, an engineering firm, for $2.5 million plus an additional $500,000 depending on whether certain incentive targets are met in 2001.

     Investments. In August 1999, we formed a new company with 3Com called OpenSky, which was renamed OmniSky in October 1999. We formed OmniSky with 3Com to pursue opportunities in the emerging consumer and business mass markets for wireless e-mail, Internet access and other electronic transactions applications. As of September 30, 2000, we owned approximately 25.2% of OmniSky after completion of OmniSky's initial public offering. In the course of developing our business we also made investments, or have agreed to make investments, in Inciscent, Data Critical, Novatel Wireless, VeriStar (formerly SmartTouch), MindSurf, ePhones, First Web, ParkStone, Juniper, AlterEgo, Cidera and ViryaNet in the aggregate amount of approximately $120.2 million. We account for the results of Inciscent, MindSurf and OmniSky by using the equity method and the other investments by using the cost method of accounting or fair value as prescribed by SFAS 115.

     Formation of Sila. On May 4, 2000, we formed Sila with Reuters and we contributed our IFX subsidiary plus $13.5 million in cash to acquire a 60.0% interest. Reuters contributed cash of approximately $21.6 million and Futures Pager Limited, a European paging company, for the remaining 40.0% interest. The results of Sila are consolidated in our financial statements.

     Our subscriber and revenue information. We began to report our financial results by segment as of the first quarter of 2000. Our current segments are financial services, software products, logistics, European operations and mobile government, and each of these segments has distinct management teams. We derive recurring revenue from subscribers in the financial services, logistics and European segments and we derive revenue from license fees in the software and mobile government segments. We also derive recurring revenue from products and services that we have not yet allocated to a specific segment because they are not significant enough to constitute a separate reportable segment. We refer to these revenues under the heading "corporate and other."

     Our cost to acquire subscribers cannot readily be determined because the cost depends on the allocation of a variety of costs, including intangible expenses relating to acquisitions and general sales and marketing efforts. When our business comprised fewer segments, these costs could be allocated more clearly. At that time, the overall cost to acquire subscribers exceeded the revenue expected during the one-year terms of the associated contracts. This trend may continue depending on how costs are allocated to subscriber contracts. In any event, we expect that revenue from new customers will begin to exceed subscriber acquisition costs only when the number of subscribers increases to cover our fixed costs. This will depend on the rate at which subscriber levels increase, and we cannot determine when this will occur or assure that it will ever occur.

     We also derive revenue from the licensing of software products in our software segment and in our mobile government segment. Our license revenue includes revenue from the license of the AIM platform, the ScoutWare software suite, the e-Mobile software suite, the Packet software suite and the Fire Software suite. For the nine months ended September 30, 2000, sales to OmniSky and Spyglass, Inc. individually represented in excess of 10% of the revenue from the ScoutWare software suite.

     We also derive revenue from wireless engineering services in several of our segments. These services are provided on an hourly basis or on a fixed fee per project basis. For the nine months ended September 30, 2000, we performed engineering work under contracts with OmniSky, Inciscent, Merrill Lynch and Response Services LLC.

     Operating losses. Since our inception, we have invested significant capital to build our customer service and network operations centers. Additionally, we have incurred significant operating costs to develop our AIM software platform and other software applications and to grow our business. As a result, we have incurred operating losses since our inception. Part of our strategy is to continue to invest in business development, research and development and marketing and advertising. In addition, our acquisitions of Mobeo, LocusOne, Riverbed, NetSearch, Cerulean, Sunpro, Sinope and IFX and the related formation of Sila resulted and will continue to result in option and warrant expense and significant amortization of intangible assets. Due to our acquisition strategy, we expect to record additional option and warrant expense and significant amortization of intangible assets in the future. Accordingly, we expect to continue to incur operating losses for the foreseeable future.

RESULTS OF OPERATIONS

     We derive subscriber revenue from the sale of wireless data services. Revenue from wireless data services may consist of:

- a one-time non-refundable activation fee, which we currently recognize upon service activation;

- monthly per-subscriber service fees, which we recognize as services are provided;

- monthly per-subscriber exchange fees for access to financial information from the securities exchanges and markets, which we recognize as services are provided; and

-  monthly fees for providing access to our network operations centers.

     We also generate revenue by providing our subscribers the option to purchase wireless handheld devices from us at or near cost, which we bill either up front or over the initial term of the contract. Contracts with our wireless data subscribers are generally for a one-year period and include a termination penalty if cancelled by the subscriber before the one-year period expires. These contracts are generally renewable at the option of the subscriber for additional one-year periods or otherwise continue on a monthly basis until cancelled by the subscriber.

     The products we offer fall into three distinct categories: enterprise ASP/ISP services; premium information and commerce services; and network hosting services. The nature of revenue and costs for these product categories is similar, regardless of the market segment in which we offer them. Accordingly, we believe it is valuable to analyze our revenue and costs on the basis of these product categories.

     Enterprise ASP/ISP services wirelessly connect critical business functions of an enterprise to end users within the business enterprise or to third parties such as customers. Through our enterprise ASP/ISP services, we provide a full wireless solution to the end user including product development, fulfillment, network hosting, customer service and carrier connections between the enterprise and wireless carriers. For this type of product, we typically receive upfront revenue such as hardware and activation fees and a monthly recurring fee for the full range of services between $40 and $70 per month per subscriber.

     Premium information and commerce services provide the end user with information critical to their business, such as market information or sales inquiries. Premium information products are packaged with fulfillment, customer service and carrier connections between the enterprise and wireless carriers. For this type of product, we typically receive upfront revenues such as activation fees and a monthly recurring fee for the full range of services between $70 and $200 per month per subscriber. The cost of hardware is typically recovered in the monthly fee over the initial contract period.

     Network hosting services connect businesses and wireless carriers. Hosting services may be charged per subscriber or on a usage basis. Average revenue per subscriber typically ranges between $5 and $25 per month.

     Revenue from wireless engineering services consists of amounts billed to our customers for engineering time on an hourly basis or fixed fees on a per project basis. This revenue is recognized as the work is performed. Revenue from software and related services consists of amounts billed to our customers for software licensing, including licensing fees, work performed for customization, training fees, maintenance fees and support fees.

     Cost of subscriber revenue consists primarily of airtime costs, financial data costs, wireless handheld device costs and securities exchange and market fees. Our airtime costs are determined by agreements we have with several wireless carriers. Typically, we have one-year contracts to buy data network capacity either for an agreed amount of kilobytes at a flat fee or on a cents-per-kilobyte basis. Cost of engineering services revenue consists of cash compensation and related costs for engineers and other project-related costs. Cost of software and related services revenue consists of costs of software licensing, including royalty payments and personnel costs.

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

     Depreciation and amortization expenses consist primarily of the amortization of intangible assets acquired in the Mobeo, LocusOne, Riverbed, NetSearch, Cerulean, Sunpro, Sinope and IFX acquisitions and the related formation of Sila. Depreciation and amortization expenses also include depreciation expenses arising from equipment purchased for our network operations centers and other property and equipment purchases. With future acquisitions and increased capital expenditures for our network operation centers, we anticipate substantial additional depreciation and amortization expenses.

     Option and warrant expense consists of expenses recorded to account for the difference, on the date of grant, between the fair market value and the exercise price of stock options issued to employees and the fair value of equity-based awards to non-employees. With the acquisitions of Mobeo, LocusOne, Riverbed, NetSearch, Cerulean, Sunpro and IFX, we expect to have substantial additional option and warrant expense.

     Other income (expense) consists primarily of interest income, interest expense and realized losses on our investments.

     Equity in losses of investments consists of our proportionate share of the net losses of OmniSky and Inciscent recorded under the equity method of accounting.

     Minority interest consists wholly of Reuters' ownership interest in Sila.

PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

     Subscriber revenue. The following table sets forth the number of subscribers for each of our product types as of September 30, 1999 and 2000.

                                                   AS OF SEPTEMBER 30,
                                                   -------------------
                                                     1999       2000
                                                   --------   --------
 Enterprise ASP/ISP services...................         --       1,957
 Premium information and commerce services.....      1,080      19,925
 Network hosting services......................         --       1,037
                                                      ----      ------
           Total subscribers...................      1,080      22,919

     The growth in subscribers over this period was primarily the result of subscribers added through our acquisitions of Mobeo, LocusOne, NetSearch and IFX and the related formation of Sila. The remaining increase was due to subscriber additions subsequent to the integration of these companies, the attraction of new subscribers to our services and the introduction of new services. Growth in enterprise ASP/ISP services between September 30, 1999 and September 30, 2000 is attributable to recent releases of several online trading products. Growth in premium information and commerce services between September 30, 1999 and September 30, 2000 is attributable to recent acquisitions and subscriber additions subsequent to the integrations of these companies, together with growth in internally developed products. Growth in network hosting services since the introduction of these services is attributable to growth through recent acquisitions and the corresponding subsequent subscriber additions.

     Subscriber revenue in total increased to $8.4 million for the quarter ended September 30, 2000 from $411,000 for the quarter ended September 30, 1999 and increased to $18.1 million for the nine months ended September 30, 2000 from $1.0 million for the nine months ended September 30, 1999. The increase was primarily due to an increase in subscribers to our premium information and commerce services. The increase in subscribers for this product type was primarily from our acquisitions. Total subscriber revenue generated from acquisitions was $7.1 million and $14.6 million for the three and nine months ended September 30, 2000, respectively. Most of the remaining increase in subscriber revenue was due to an increase in the number of subscribers to our enterprise ASP/ISP services resulting from our introduction of several new online trading products.

     An analysis of subscriber revenue by reportable segments and corporate and other is as follows:

     - Subscriber revenue from our financial services segment was $3.0 million for the quarter ended September 30, 2000 and $461,000 for the quarter ended September 30, 1999. Subscriber revenue from our financial services segment was $8.9 million for the nine months ended September 30, 2000 and $1.1 million for the nine months ended September 30, 1999. This increase was primarily due to the acquisition of Mobeo and the introduction of online trading products.

     - There was no subscriber revenue from our software products segment for the three and nine months ended September 30, 2000 and 1999.

     - Subscriber revenue from our logistics segment was $43,000 for the quarter ended September 30, 2000 and there was no subscriber revenue for the quarter ended September 30, 1999. Subscriber revenue from our logistics segment was $113,000 for the nine months ended September 30, 2000 and there was no subscriber revenue from logistics for the nine months ended September 30, 1999. This increase was due to the acquisition of LocusOne in February 2000 and subsequent additions to its subscriber base.

     - Subscriber revenue from our European operations segment was $4.4 million for the quarter ended September 30, 2000 and there was no subscriber revenue for the quarter ended September 30, 1999. Subscriber revenue from our European operations segment was $7.6 million for the nine months ended September 30, 2000 and there was no subscriber revenue from European operations for the three and nine months ended September 30, 1999. This increase was due to the acquisition of IFX in April 2000 and the related formation of Sila.

     - There was no subscriber revenue from our mobile government segment for the three and nine months ended September 30, 2000 and 1999.

     - Subscriber revenue from our corporate and other segment was $1.0 million for the quarter ended September 30, 2000 and there was no subscriber revenue from corporate and other for the quarter ended September 30, 1999. Subscriber revenue from our corporate and other segment was $1.5 million for the nine months ended September 30, 2000. There was no subscriber revenue from corporate and other for the nine months ended September 30, 1999. This increase was primarily due to the acquisition of NetSearch in April 2000 and subsequent additions to its subscriber base.

     Cost of subscriber revenue. Cost of subscriber revenue increased to $4.2 million for the quarter ended September 30, 2000 from $357,000 for the quarter ended September 30, 1999 and increased to $9.6 million for the nine months ended September 30, 2000 from $888,000 for the nine months ended September 30, 1999. The increase was primarily due to an increase in subscribers to our premium information and commerce services. The increase in subscribers for this product type was primarily from our acquisitions of Mobeo, NetSearch and IFX and the related formation of Sila. Cost of subscriber revenue related to acquisitions totaled $3.2 million for the three months ended September 30, 2000 and $7.7 million for the nine months ended September 30, 2000. Most of the remaining increase in cost of subscriber revenue was due to an increase in the number of subscribers to our enterprise ASP/ISP services given our introduction of several new online trading products. We expect the cost of subscriber revenue to increase proportionately with any increase in subscriber revenue. The cost of subscriber revenue as a percentage of subscriber revenue decreased for the three and nine months ended September 30, 2000 as compared to the same period of the prior year in part because we met minimum airtime usage requirements and negotiated lower rates with various wireless networks. These gross margin improvements were partially offset because we entered into a new airtime supply agreement with a paging company in the first quarter of 2000 related to our F/X ALERT products whereby we provided a new pager to each of our subscribers at no cost as the previous pagers were not compatible with the new supplier's network. As a result, we recorded approximately $462,000 of expense in the first nine months of 2000 relating to supplying these pagers.

     An analysis of cost of subscriber revenue by reportable segments and corporate and other is as follows:

   - Cost of subscriber revenue from our financial services segment was $1.9 million for the quarter ended September 30, 2000 and $152,000 for the quarter ended September 30, 1999. Cost of subscriber revenue from our financial services segment was $5.4 million for the nine months ended September 30, 2000 and $683,000 for the nine months ended September 30, 1999. This increase was primarily due to our acquisition of Mobeo and the rollout of several new online trading products.

   - There was no cost of subscriber revenue from our software products segment for the three and nine months ended September 30, 2000 and 1999.

   - Cost of subscriber revenue from our logistics segment was $27,000 for the quarter ended September 30, 2000 and there was no cost of subscriber revenue from our logistics segment for the quarter ended September 30, 1999. Cost of subscriber revenue from our logistics segment was $67,000 for the nine months ended September 30, 2000 and there was no cost of subscriber revenue from logistics for the nine months ended September 30, 1999. This increase was due to the acquisition of LocusOne and the subsequent addition of new subscribers.

   - Cost of subscriber revenue from our European operations segment was $1.9 million for the quarter ended September 30, 2000 and there was no cost of subscriber revenue from our European operations segment for the quarter ended September 30, 1999. Cost of subscriber revenue from our European operations segment was $3.6 million for the nine months ended September 30, 2000 and there was no cost of subscriber revenue from European operations for the nine months ended September 30, 1999. This increase was due to the acquisition of IFX and the related formation of Sila.

   - There was no cost of subscriber revenue from our mobile government segment for the three and nine months ended September 30, 2000 and 1999.

   - Cost of subscriber revenue from our corporate and other segment was $304,000 for the quarter ended September 30, 2000 and there was no cost of subscriber revenue from our corporate and other segment for the quarter ended September 30, 1999. Cost of subscriber revenue from our corporate and other segment was $574,000 for the nine months ended September 30, 2000 and there was no cost of subscriber revenue from corporate and other for the nine months ended September 30, 1999. This increase was primarily due to the acquisition of NetSearch and the subsequent addition of new subscribers.


     Engineering services revenue. Engineering services revenue increased to $2.5 million for the quarter ended September 30, 2000 from $1.1 million for the quarter ended September 30, 1999 and increased to $5.6 million for the nine months ended September 30, 2000 from $1.3 million for the nine months ended September 30, 1999. This increase was primarily due to our engineering contracts with OmniSky and Inciscent. We recognized $2.8 million under these contracts for the nine months ended September 30, 2000.

     An analysis of engineering services revenue by reportable segments and corporate and other is as follows:

   - Engineering services revenue from our financial services segment was $87,000 for the quarter ended September 30, 2000 and there was no engineering services revenue from the financial services segment for the quarter ended September 30, 1999. Engineering services revenue from our financial services segment was $395,000 for the nine months ended September 30, 2000 and there was no engineering services revenue from the financial services segment for the nine months ended September 30, 1999. This increase was due to engineering work performed for the development of online trading applications.

   - Engineering services revenue from our software products segment was $83,000 for the quarter ended September 30, 2000. Engineering services revenue from our software products segment was $250,000 for the nine months ended September 30, 2000, and there was no engineering services revenue from the software products segment for the three and nine months ended September 30, 1999. This increase was primarily due to revenue earned from sales of the ScoutWare software suite.

   - Engineering services revenue from our logistics segment was $460,000 for the quarter ended September 30, 2000 and $30,000 for the quarter ended September 30, 1999. Engineering services revenue from our logistics segment was $1.2 million for the nine months ended September 30, 2000 and was $218,000 for the nine months ended September 30, 1999. The increase was primarily due to the acquisition of LocusOne and additional work under our Response Services contract.

    - There was $920,000 engineering services revenue from our European operations segment for the three and nine months ended September 30, 2000. There was no engineering services revenue from our European operations segment for the three and nine months ended September 30, 1999. This increase was due to two of the acquisitions made by Sila in the third quarter of 2000.

    - There was no engineering services revenue from our mobile government segment for the three and nine months ended September 30, 2000. There was no engineering services revenue from our mobile government segment for the three and nine months ended September 30, 1999.

    - Engineering services revenue from our corporate and other segment was $964,000 for the quarter ended September 30, 2000 and $1.0 million for the quarter ended September 30, 1999. This decrease was due to the timing of the work we performed pursuant to our engineering services contracts with OmniSky and Inciscent. Engineering services revenue from our corporate and other segment was $2.8 million for the nine months ended September 30, 2000 and $1.0 million for the nine months ended September 30, 1999. This increase was due to our engineering services contracts with OmniSky and Inciscent.


     Cost of engineering services revenue. Cost of engineering services revenue increased to $1.9 million for the quarter ended September 30, 2000 from $426,000 for the quarter ended September 30, 1999 and increased to $3.5 million for the nine months ended September 30, 2000 from $546,000 for the nine months ended September 30, 1999. This increase was primarily due to our engineering services contracts with OmniSky, Merrill Lynch, Response Services and Inciscent.


     An analysis of cost of engineering services revenue by reportable segments and corporate and other is as follows:

   - Cost of engineering services revenue from our financial services segment was $126,000 for the quarter ended September 30, 2000 and there was no cost of engineering services revenue from our financial services segment for the quarter ended September 30, 1999. Cost of engineering services revenue from our financial services segment was $519,000 for the nine months ended September 30, 2000 and there was no cost of engineering services revenue from our financial services segment for the nine months ended September 30, 1999. This increase was due to engineering work performed for the development of online trading applications. Much of the cost of engineering services revenue in this period relates to the development of an online trading product for Merrill Lynch. While Merrill Lynch contributed significantly to the cost of this development, our total costs to date associated with this development project have exceeded the revenue that we have recognized.

   - Cost of engineering services revenue from our software products segment was $22,000 for the quarter ended September 30, 2000 and there was no cost of engineering services revenue from our software products segment for the quarter ended September 30, 1999. Cost of engineering services revenue from our software products segment was $56,000 for the nine months ended September 30, 2000 and there was no cost of engineering services revenue from the software products segment for the nine months ended September 30, 1999. This increase was primarily due to the cost of revenue from the ScoutWare software suite.

   - Cost of engineering services revenue from our logistics segment was $330,000 for the quarter ended September 30, 2000 and $18,000 for the quarter ended September 30, 1999. Cost of engineering services revenue from our logistics segment was $878,000 for the nine months ended September 30, 2000 and was $138,000 for the nine months ended September 30, 1999. The increase was primarily due to the acquisition of LocusOne and additional work under our Response Services contract.

   - There was $658,000 cost of engineering services revenue from our European operations segment for the three and nine months ended September 30, 2000. There was no cost of engineering services revenue from the European operations segment for the three and nine months ended September 30, 1999. This increase was due to two acquisitions made by Sila in the third quarter of 2000.

   - Cost of engineering services revenue from our corporate and other segment was $735,000 for the quarter ended September 30, 2000 and $613,000 for the quarter ended September 30, 1999. Cost of engineering services revenue from our corporate and other segment was $1.4 million for the nine months ended September 30, 2000 and $613,000 for the nine months ended September 30, 1999. This increase was due to our engineering services contracts with OmniSky and Inciscent.

     Software and related services revenue. Software and related services revenue was $5.3 million for the quarter ended September 30, 2000 and there was no software and related services revenue for the quarter ended September 30, 1999. Software and related services revenue was $8.8 million for the nine months ended September 30, 2000 and we did not have any software and related services revenue for the nine months ended September 30, 1999. Software and related services revenue was generated from the sale of licenses and services of the ScoutWare software platform, e-Mobile Delivery platform, Packet Cluster software suite, and Fire records control software suite following our acquisitions of Riverbed and LocusOne, Cerulean, Sunpro and sales of AIM licenses.

     An analysis of software and related services by reportable segments and corporate and other is as follows:

     - There was no software and related services revenue from our financial services segment for the three and nine months ended September 30, 2000 or the three and nine months ended September 30, 1999.

     - Software and related services revenue from our software products segment was $3.4 million for the quarter ended September 30, 2000. There was no software and related services revenue from our software products segment for the quarter ended September 30, 1999. Software and related services revenue from our software products segment was $5.4 million for the nine months ended September 30, 2000. There was no software and related services revenue from the software products segment for the nine months ended September 30, 1999. The increase was primarily due to sales of our ScoutWare software suite.

     - Software and related services revenue from our logistics segment was $885,000 for the quarter ended September 30, 2000. There was no software and related services revenue from our logistics segment for the quarter ended September 30, 1999. Software and related services revenue from our logistics segment was $2.3 million for the nine months ended September 30, 2000. There was no software and related services revenue from the logistics segment for the nine months ended September 30, 1999. The increase was due to our acquisition of LocusOne and additional licenses sold since the acquisition.

     - There was no software and related services revenue from our European operations segment for the three months ended September 30, 2000. There was no software and related services revenue from the European operations segment for the three months ended September 30, 1999. Software and related services revenue from our European operations segment was $88,000 for the nine months ended September 30, 2000. There was no software and related services revenue from the European operations segment for the nine months ended September 30, 1999. The increase was due to our acquisition of IFX and the related formation of Sila.

     - There was $1.0 million of software and related services revenue from our mobile government segment for the three and nine months ended September 30, 2000. There was no software and related services revenue from the mobile government segment for the three and nine months ended September 30, 1999. This increase was due to the acquisition of Cerulean and Sunpro.

     - There was no software and related services revenue from our corporate and other segment for the three and nine months ended September 30, 2000 or the three and nine months ended September 30, 1999.

     Cost of software and related services revenue. Cost of software and related services revenue was $1.9 million for the quarter ended September 30, 2000 relating to royalty fees and personnel costs and there was no cost of software and related services revenue for the quarter ended September 30, 1999. Cost of software and related services revenue was $3.5 million for the nine months ended September 30, 2000 relating to royalty fees and personnel costs. We did not have any costs of software and related services revenue for the nine months ended September 30, 1999. Substantially all of the increase in costs resulted from the acquisitions of LocusOne Riverbed, Cerulean and Sunpro.

     An analysis of cost of software and related services revenue by reportable segments and corporate and other is as follows:

     - There was no cost of software and related services revenue from our financial services segment for the three and nine months ended September 30, 2000 or the three and nine months ended September 30, 1999.

     - Cost of software and related services revenue from our software products segment was $1.3 million for the three months ended September 30, 2000. There was no cost of software and related services revenue from our software products segment for the three months ended September 30, 1999. Cost of software and related services revenue from our software products segment was $2.2 million for the nine months ended September 30, 2000. There was no cost of software and related services revenue from the software products segment for the nine months ended September 30, 1999. The increase was primarily due to costs associated with sales of our ScoutWare software suite.

     - Cost of software and related services revenue from our logistics segment was $203,000 for the three months ended September 30, 2000. There was no cost of software and related services revenue from our logistics segment for the three months ended September 30, 1999. Cost of software and related services revenue from our logistics segment was $815,000 for the nine months ended September 30, 2000. There was no cost of software and related services revenue from the logistics segment for the nine months ended September 30, 1999. The increase was due to our acquisition of LocusOne and additional licenses sold since the acquisition.

     - There was no cost of software and related services revenue from our European operations segment for the three and nine months ended September 30, 2000 or the three and nine months ended September 30, 1999.

     - There was $466,000 cost of software and related services revenue from our mobile government segment for the three and nine months ended September 30, 2000. There was no cost of software and related services revenue from the mobile government segment for the three and nine months ended September 30, 1999. The increase was due to the acquisition of Cerulean and Sunpro.

     - There was no cost of software and related services revenue from our corporate and other segment for the three and nine months ended September 30, 2000 or the three and nine months ended September 30, 1999.


     Research and development expenses. Research and development expenses, including in-process research & development, increased to $10.1 million for the quarter ended September 30, 2000 from $414,000 for the quarter ended September 30, 1999. Research and development expenses increased to $18.0 million for the nine months ended September 30, 2000 from $1.4 million for the nine months ended September 30, 1999. This increase was primarily due to the hiring of additional engineers for increased research and development activities associated with the development of our AIM software platform, our XML framework and wireless data services. This increase included one-time charges of $6.0 million for in-process research and development in connection with our acquisitions of Riverbed, Cerulean and IFX in 2000.

     General and administrative expenses. General and administrative expenses increased to $20.4 million for the quarter ended September 30, 2000 from $1.2 million for the quarter ended September 30, 1999. General and administrative expenses increased to $35.7 million for the nine months ended September 30, 2000 from $2.8 million for the nine months ended September 30, 1999. This increase was primarily due to the addition of personnel performing general corporate and business development activities and the acquisitions of Mobeo, LocusOne, Riverbed, NetSearch, Cerulean, Sunpro, Sinope and IFX and the related formation of Sila since the same period in the prior year.

     Selling and marketing expenses. Selling and marketing expenses increased to $10.5 million for the quarter ended September 30, 2000 from $382,000 for the quarter ended September 30, 1999. Selling and marketing expenses increased to $32.3 million for the nine months ended September 30, 2000 from $938,000 for the nine months ended September 30, 1999. The increases were primarily due to an increase in advertising and promotion costs, including a nationwide broadcast and print branding campaign as well as increases in the number of sales and marketing personnel. We expect selling and marketing expenses to continue at an increased level as we incur additional expenses to increase brand awareness and add personnel.

     Depreciation and amortization. Depreciation and amortization increased to $72.3 million for the quarter ended September 30, 2000 from $115,000 for the quarter ended September 30, 1999. Depreciation and amortization increased to $156.8 million for the nine months ended September 30, 2000 from $308,000 for the nine months ended September 30, 1999. These increases were primarily due to amortization of intangibles relating to the acquisitions of Mobeo, LocusOne, Riverbed, NetSearch, Cerulean, Sunpro, Sinope and IFX and the related formation of Sila as well as additional capital expenditures.

     Option and warrant expense. Option and warrant expense increased to $4.0 million for the three months ended September 30, 2000 from $935,000 for the three months ended September 30, 1999. Option and warrant expense increased to $10.1 million for the nine months ended September 30, 2000 from $2.2 million for the nine months ended September 30, 1999. The increase was primarily due to expenses associated with options granted to employees of LocusOne and to the selling stockholders of Mobeo for consulting and employee services. The increase was also due to an increase in the number of options that vested during the period with exercise prices less than the fair value on the date of grant.

     Interest income, net. Net interest income increased to $14.6 million for the three months ended September 30, 2000 from an expense of $48,000 for the three months ended September 30, 1999. Net interest income increased to $31.5 million for the nine months ended September 30, 2000 from $93,000 for the nine months ended September 30, 1999. The increase was primarily due to an increase in interest earned on cash and cash equivalents following the completion of our secondary offering on March 17, 2000.

     Equity in losses of investments. Equity in losses of investments was $17.6 million for the quarter ended September 30, 2000 and $440,000 for the quarter ended September 30, 1999. Equity in losses of investments was $31.4 million for the nine months ended September 30, 2000 and $440,000 for the nine months ended September 30, 1999. The increase related to our proportionate share of losses from OmniSky and Inciscent, which are both accounted for under the equity method of accounting. We expect to continue to record an increasing amount of equity losses in investments as OmniSky and Inciscent develop their operations.

     Income tax benefit. Income tax benefit for the quarter and nine months ended September 30, 2000 was $574,000 and there was no income tax benefit for the quarter and nine months ended September 30, 1999.

     Minority interest. There was no minority interest for the three and nine months ended September 30, 1999. Minority interest was $4.3 million for the quarter ended September 30, 2000, and $6.0 million for the nine months ended September 30, 2000 relating to Reuters' proportional share of losses in Sila, which is consolidated into our financial statements. We expect that Sila will continue to incur losses as it develops its operations.



LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through private placements of our equity securities, our initial public offering, and our secondary offering, which in the aggregate have resulted in net proceeds of approximately $1.37 billion through September 30, 2000. On March 17, 2000, we completed our secondary offering and raised net proceeds (after expenses of the offering) of approximately $1.370 billion. As of September 30, 2000, we had approximately $1.0 billion in cash and short-term investment resulting in working capital of $1.0 billion.

     Net cash used in operating activities was $27.5 million and $4.3 million for the nine months ended September 30, 2000 and 1999, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

     Net cash used in investing activities was $368.6 million for the nine months ended September 30, 2000. Net cash used in investing activities was $8.5 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, we used cash for the purchase of property and equipment, to invest in several strategic partners and to acquire LocusOne Communications, NetSearch, Cerulean, Sunpro, Sinope, IFX and the related formation of Sila, and Sila's subsequent acquisitions. Cash use by investing activities for the nine months ended September 30, 1999 was primarily for the purchase of property and equipment partially offset by the sale of short-term investments.

     Net cash provided by financing activities was $1.4 billion for the nine months ended September 30, 2000 and $14 million by financing activities for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, cash provided by financing activities was primarily attributable to proceeds received from our secondary offering of common stock and convertible subordinated notes. For the nine months ended September 30, 1999, cash provided by financing activities was primarily attributable to proceeds received from issuance of notes payable.

     For the remainder of 2000, we have had or expect to have the following expenditures and requirements:

     - We plan to invest $32.9 million in the launch of MindSurf, $4.7 million of which has already been funded.

     - We plan to acquire Motient Corporation's retail transportation business for approximately $45 million

     -   We invested approximately $25 million in Strategy.com

     - We estimate we will spend between $10 and $15 million for further expansion of our current network operations center, and the completion of a new network operations center in Arizona.

     - We estimate we will pay in excess of $15 million to enhance our sales and marketing activities, including a nationwide broadcast and print branding and advertising campaign.

     - We are committed to purchase 4,370 RIM handheld devices. Depending on the mix of products ordered, we estimate the cost will be between $1.4 and $2.0 million.

     - As part of our LocusOne acquisition, we issued a note in the amount of $13.6 million that is due and payable at December 31, 2000.

     - Other potential acquisitions, investments and agreements we may identify, or are in the process of negotiating

     We currently estimate that our available cash resources will be sufficient to fund our operating needs for at least the next twelve months. We expect that our available cash resources will also support our current acquisition strategy during this period.

QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

     We have limited exposure to financial market risks, including changes in interest rates. At September 30, 2000, we had cash and cash equivalents of $1.1 billion and short-term investments of approximately $11.9 million. Cash and cash equivalents consisted of demand deposits, money market accounts and investment-grade commercial paper. Short-term investments consisted of highly liquid investments in debt obligations of the U.S. Government and other highly rated entities with maturities of up to 30 years. These investments are classified as available-for-sale and are considered short-term, because we expect to sell them within 12 months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. At September 30, 2000, the value of our short-term investments was approximately $341,000 more than our cost. If market interest rates rise, the value of our short-term investments will decrease. We expect to sell these investments prior to maturity, and therefore we may not realize the full value of these investments.

     Since the acquisition of Sinope, IFX, the formation of Sila and the commencement of US sales to foreign countries, we have been exposed to foreign currency exchange risk. All US sales to foreign countries have been denominated in USD. Sila has been able to fund its ongoing operations from internally generated cash and as such has not required funding from the Company, moreover the offices of Sila located in various European countries require minimal funding from Sila. Therefore, due to the insignificant amount of currency being exchanged, the Company has not hedged, or otherwise attempted to mitigate its foreign currency exchange risk.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This report includes forward-looking statements relating to, among other things, future results of operations, our plans and expectations regarding our future services and operations and our investments in OmniSky and Inciscent, and general industry and business conditions applicable to us. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us that could cause actual results to differ materially from those in such forward-looking statements. Such risks, uncertainties and assumptions include, but not limited to our limited operating history with subscriber based services, our historical losses and potential larger future losses, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological change, our dependence on wireless networks owned and controlled by others, our reliance on a small number of customers and the other factors that we describe in the section entitled "Risk Factors" in the prospectus that we filed with the SEC on September 27, 2000, pursuant to Rule 424(b).

           ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See disclosure in the section entitled "Qualitative and Quantitative Disclosure About Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 16.

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

None.


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


a. Exhibit 2* - Agreement and Plan of Merger by and among Aether Systems, Inc. and Cerulean Technology, Inc.

    Exhibit 11 - Earnings Per Share Calculation

    Exhibit 27 - Financial Data Schedule

* Incorporated by reference to the Registration Statement (File No. 333-45656) on Form S-1 filed with the Commission on September 27, 2000.

b.  Reports on Form 8-K

Current Report on Form 8-K dated September 14, 2000 was filed on September 28, 2000 pursuant to Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits.)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Dated:   November 14, 2000
                                  Aether Systems, Inc.


                         By:      /s/ David C. Reymann
                                  --------------------
                                  David C. Reymann
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)