Form 10-K
period 2000-12-31
AETHER SYSTEMS INC
filed 2001-04-02
CIK 1093434

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER: 000-27707

                                  AETHER SYSTEMS, INC.
                 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                                  52-2186634
             (State or other jurisdiction of                     (IRS Employer
              incorporation or organization)                 Identification Number)

           11460 CRONRIDGE DR. OWINGS MILLS, MD                      21117
         (Address of principal executive offices)                  (Zip Code)

      (Registrant's telephone number, including area code): (410) 654-6400

       Securities registered Pursuant to Section 12(b) of the Act: NONE.

          Securities Registered Pursuant to Section 12(g) of the Act:
                          COMMON STOCK, PAR VALUE $.01
                    CONVERTIBLE SUBORDINATED NOTES DUE 2005
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment of this Form 10-K.   [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2001 was $731,662,637.

     As of February 28, 2001, 40,455,828 shares of the Registrant's common stock, $.01 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 2001 Annual Meeting of the Registrant which will be filed with the Commission within 120 days after the close of the fiscal year and is incorporated by reference into Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              AETHER SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                     INDEX

                                                                       PAGE
                                                                       ----
                                  PART I
         Business....................................................    3
Item 1
         Properties..................................................   13
Item 2
         Legal Proceedings...........................................   13
Item 3
         Submission of Matters to a Vote of Security Holders.........   13
Item 4

                                  PART II
         Market for the Company's Common Equity and Related Security
         Holder Matters..............................................   14
Item 5
         Selected Financial Data.....................................   14
Item 6
         Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   16
Item 7
         Quantitative and Qualitative Disclosures About Market
         Risk........................................................   33
Item 7A
         Financial Statements and Supplementary Data.................   33
Item 8
         Change In and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   33
Item 9

                                 PART III
         Directors and Executive Officers of the Registrant..........   34
Item 10
         Executive Compensation......................................   34
Item 11
         Security Ownership of Certain Beneficial Owners and
         Management..................................................   34
Item 12
         Certain Relationships and Related Transactions..............   34
Item 13

                                  PART IV
         Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................   35
Item
  14...

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "INTEND," "MAY," "WILL," AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO AETHER SYSTEMS, INC. ("AETHER" OR "COMPANY") OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND BUSINESS." AETHER UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                     PART I

OVERVIEW

     We provide technologies that enable businesses to extend their data and commercial transactions to wireless and mobile handheld devices. At the core of Aether is a comprehensive family of software products, which we refer to as our wireless technology foundation, upon which all types of wireless systems for businesses can be built. Our wireless technology foundation includes wireless integration, mobile data management and wireless infrastructure software products. We add to this foundation individual technology components which include our wireless data engineering and development services, wireless data hosting, product fulfillment and customer support. These components can be used separately or in various combinations to extend existing and future business applications to any handheld device over any wireless network.

THE AETHER SOLUTION

     We believe that businesses, seeking greater productivity and efficiencies, increasingly seek to give their workforces mobile and wireless access to internal e-mail, corporate applications and company data. Additionally, we believe that many businesses look for a way to provide real-time data to their customers using handheld devices. Remote access can be achieved either through continuous real-time communications, or by periodically "synchronizing" corporate data to a handheld device using a wired link. However, we believe corporate information technology (IT) managers that explore wireless and mobile data solutions often quickly become overwhelmed with the complexity of the wireless world and its frequently incompatible and changing protocols for carrier networks, devices and applications.

     Aether provides a comprehensive approach to solving those complexities, using our wireless technology foundation and other technology components. Our wireless technology foundation, in whole or in part, can be licensed for installation at a customer's premises or operated from (or "hosted") and maintained at Aether's highly secure network operations center. With this approach, businesses can quickly and cost-effectively deploy a wide range of wireless applications, which improves their productivity and efficiency and insulates them from the complexities inherent in wireless systems.

     The wireless technology foundation gives businesses, systems integrators and developers the ability to quickly create, deploy and manage wireless solutions across multiple carrier networks and types of devices. Customers may choose specific wireless products or services, or have Aether build and manage a comprehensive wireless solution. In every case, Aether's flexibility to adapt to a wide variety of systems protects businesses from "betting" on technologies in a rapidly changing wireless environment.

THE AETHER STRATEGY

     We believe our capabilities and experience have established us as an early market leader in providing wireless data services and systems to businesses. Our strategy is to extend our leadership position by using our engineering expertise, our software products, our hosted solutions and our other resources to move quickly into new opportunities. Our strategy includes the following key elements:

     Maximize licensing revenue from our mobile data and wireless software. Our financial model is dependent in large part on licensing our family of wireless integration, mobile data management and wireless infrastructure software products. We seek to continue developing, marketing and licensing a comprehensive array of software products to meet wireless data needs of our business customers.

     Win and retain contracts to develop and operate wireless data systems for large businesses. Another key focus of our financial model is to create and maintain recurring revenue from wireless system development, management, hosting and support. Through our own sales force, and through external sales channels with consulting firms and systems integrators, we continue to seek customer contracts that will provide a continuous revenue stream over the contract period.

     Extend the industries and markets to which we provide wireless data systems and services. Our strategy initially focused on developing services for the financial services sector, whose participants we believe are among the earliest adopters of wireless data services. Through recent acquisitions and investments, we have also moved into other industries and markets in the U.S. and internationally, including:

     - the mobile data management market, through our acquisition of Riverbed Technologies, Inc.;

     - the mobile and wireless transportation and logistics services market, through our acquisitions of LocusOne Communications, Inc. and Motient Corp.'s transportation business;

     - the European wireless data market, through our acquisition of IFX Group Limited and a related joint venture with Reuters Plc called Sila Communications Limited, which provides wireless data services and systems to European businesses;

     - the wireless lead management market, through our acquisition of NetSearch, LLC;

     - the mobile government market, through our acquisitions of Cerulean Technology, Inc. and SunPro, Inc.; and

     - the wireless infrastructure software market serving wireless carriers, businesses and Internet businesses, through our acquisition of RTS Wireless, Inc.

     We also seek to extend our services to new markets through engineering and strategic consulting services to businesses that are exploring the implementation of a wireless data system. This helps us to assess the types of wireless services that are most in demand within a particular market. In addition, our research and development division continuously evaluates new technologies, applications and business opportunities that demonstrate significant market potential.

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

     Participate in non-core markets through investments and partnerships. We make investments in a variety of businesses engaged in wireless and mobile computing. These investments support the development of new technology that can be used in combination with systems and products developed by Aether and create relationships that support our efforts to develop and sell wireless data products and services. Our strategic investments to date include the following:

     - OmniSky. We formed OmniSky, Inc. in August 1999 with 3Com Corporation. OmniSky's wireless service, for use on handheld devices, enables its customers to access and navigate the Internet, send and receive e-mail messages and securely conduct e-commerce transactions. OmniSky made its service commercially available beginning in May 2000 and completed its initial public offering in August 2000. We have invested $9.2 million in OmniSky and have a 25.7% equity interest in OmniSky.

     - Inciscent. On March 17, 2000, we acquired a 27.5% interest in Inciscent, Inc. in the form of preferred stock for a purchase price of $9.9 million. We formed Inciscent with Metrocall, Inc., PSINet, Inc., Hicks, Muse, Tate & Furst, Inc. and other investors to develop wireless e-mail, Internet access and other applications for the small office and home office market segments.

     - Sila. We hold a 60.0% equity interest in Sila, which we acquired in exchange for $13.5 million in cash plus 100% of our equity interest in IFX, a company we purchased in April 2000 for $85 million. Reuters holds a 40.0% equity interest in Sila.

     - MindSurf. MindSurf Networks is a company jointly owned by Aether and Sylvan Learning Systems, Inc., to provide affordable mobile computing hardware and software to link grade-school students, teachers and parents. Aether and Sylvan each have committed to invest $32.9 million in MindSurf. On October 30, 2000, MindSurf announced it had acquired HiFusion, an education technology company offering age-specific information and communication tools for student, parent and teacher communities. The acquisition gave MindSurf an established 75-person sales force.

     - Strategy.com. We invested $15 million in Strategy.com Incorporated, a subsidiary of MicroStrategy Incorporated, to combine Aether's wireless services with Strategy.com's customized content delivery services. In January 2001, we invested an additional $10 million in Strategy.com.

     - Other Investments. Since August 1999, we have also made investments in 16 other companies for the aggregate amount of approximately $115.4 million.

SERVICES AND PRODUCTS

     We currently offer and are developing products and services in three categories:

     - Software Products for wireless integration, mobile data management and wireless infrastructure;

     - Hosted Services, including wireless integration, Internet and messaging services and customized services specific to vertical market sectors (financial services, transportation and logistics, mobile government, healthcare); and

     - Engineering Services to businesses seeking to develop wireless data systems.

  Software Products

     Aether offers a complete set of software development tools and technologies enabling businesses to rapidly build, deploy and manage internally-hosted mobile and wireless solutions. Businesses use our software products to create their own wireless and mobile data systems. We believe our products allow these businesses to create systems at lower cost and more efficiently than if they developed the systems entirely on their own.

     The primary software products we currently license are the Scout family of wireless integration and mobile data management software and development tools and the Advantage(R) family of wireless infrastructure software products.

     Our Scout software products allow remote and mobile workers to exchange information with corporate databases and the Internet. Scout also gives information technology managers tools to manage, deploy and connect their corporate data with handheld devices. Scout products reside both on handheld devices and on corporate computer servers. Mobile workers use Scout when they electronically exchange, or synchronize, data between their handheld devices and corporate databases.

     The Scout family of products includes:

     - ScoutSync(TM), which is mobile data exchange software that creates the connection between a business's mobile workforce and the information contained in corporate databases, mail systems and the Internet. ScoutSync delivers a scalable, standards-based, wired/wireless, platform-independent software solution, leveraging both wired and wireless communications so the mobile workforce is working with the most current information.

     - ScoutIT(TM), which allows IT managers to remotely deploy, manage and upgrade wireless devices and applications. Features of ScoutIT include automated application, file and content distribution, profile grouping and sub-grouping in any structure that is desired and back-up and restore services through synchronization or direct wireless connection.

     - ScoutWeb(TM), which extends business's web content to any browser-equipped wireless device. By dynamically transcoding HTML content for display on HTML-based or WML-based handheld devices, ScoutWeb eliminates the need to re-create and maintain multiple copies of a web site or an electronic commerce application. The software also allows businesses to reduce overhead expenses and increase efficiency.

     - ScoutBuilder(TM), which is a visual application development tool for the Palm OS platform. From customer databases and inventory to stock market tracking and project scheduling, ScoutBuilder helps organizations leverage the potential of mobile and wireless computing by making developers more productive and efficient.

     - ScoutExtend(TM), which is a series of mobile connectivity products that gives business workforces instant access to the most widely used business data sources.

     We sell the Advantage family of wireless infrastructure software products to providers of paging services and wireless personal communication systems and to traditional and Internet businesses. These products include server and gateway software for advanced messaging, wireless alerting, e-mail access, fax and voice messaging, Wireless Application Protocol (WAP) access and a line of WAP software development tools.

     The Advantage family of products includes:

     - Advantage Internet Messaging Gateway enables providers of paging services and wireless personal communication systems to provide advanced messaging services and interactive applications to their end users.

     - Advantage Wireless Alert Server enables businesses, Internet service providers and Internet companies to provide wireless alerting to their employees or end users.

     - Advantage E-Mail Access Server enables carriers or businesses to provide their customers or employees with remote telephone access to their e-mail.

     - Advantage Telephony Messaging Gateway enables providers of paging services and wireless personal communication systems to provide advanced fax and voice messaging services to their end users.

     - Advantage WAP Gateway gives users anytime, anywhere access to the Internet, whether it's to access corporate information systems, perform bank transactions, receive stock updates or news briefs or avail themselves of other Internet-based services.

     - Advantage WAP Application Server is a development environment that makes it possible to deploy WAP applications quickly and efficiently.

     - Advantage Chat Server provides wireless network operators and messaging service providers with an application that brings the popular Internet Chat feature to mobile consumers. The Advantage Chat Server delivers an easy-to-use service that appeals specifically to teens and young adults, the fastest-growing market segment for text messaging.

  Hosted Services

     Aether provides secure, state-of-the-art hosting facilities for businesses that wish to outsource the operation and management of their wireless systems. These facilities allow us to operate, store and maintain wireless data services and systems on behalf of these customers. Our offerings include:

     - general wireless Internet and messaging services; and

     - customized services specific to vertical market sectors (financial services, transportation and logistics, mobile government, healthcare).

     We describe below the services we offer in each of these categories and the resources we use to provide these services.

     General Wireless and Internet Messaging Services. Our current hosted wireless Internet and messaging services include:

        - Blackberry(TM) by Aether(TM). Aether is one of the largest resellers of Blackberry e-mail service over Research in Motion Limited (RIM) wireless handheld devices. Customers sign airtime agreements for the service, while Aether provides devices and customer support. Blackberry by Aether is often sold with other applications.

        - Wireless Enterprise ISP Service. Aether offers wireless access to the Internet on PocketPC devices to business customers who wish to wirelessly enable their workforces or customers. Service includes flat-rate pricing for airtime, Aether Intelligent Messaging (AIM)(TM) network security and transmission optimization and customer support for provisioning of devices.

        - Wireless Web Adaptation and Delivery. We provide hosted website adaptation and delivery services for businesses seeking to quickly enable their Web-based content for handheld wireless devices.

        - Wireless Lead Management is a technology and service that allows businesses to quickly respond to inquiries from potential customers. Using wireless devices, remote sales personnel can receive automatic real-time alerts when prospective customers request information about their products via the corporate Web site or other means. In the automotive marketplace, for example, this service allows dealerships to interact immediately with online car buyers.

     Wireless Services to Vertical Market Sectors. The wireless services we currently provide to vertical market sectors include:

           - Aether Financial Services(TM). Our proprietary wireless financial brokerage and mobile commerce technology allows financial institutions to quickly offer wireless services on any handheld device, including secure trading, real-time quotes, global financial markets data and news and futures and commodities trading and news. Services we offer or are developing include:

               - Wireless Trading.  Custom wireless trading systems for
                 brokerages, using client-server or browser-based applications on any type of handheld device. Aether can develop a wireless version of any financial institution's brokerage platform, including combining the service with real-time quotes, alerts, research and news from Reuters and other sources. Our applications feature secure, hosted transaction and account management capabilities. We serve or are developing services for various financial brokerage institutions, including Charles Schwab, Merrill Lynch, E*Trade and National Discount Brokers.

               - MarketClip(TM). Aether's real-time wireless market information, portfolio management and alerts service, available on Palm, PocketPC and RIM devices and browser-enabled phones. We make MarketClip available for licensing and re-branding by financial institutions or other business customers.

               - Aether Mobile Commerce(TM).  We are also developing a
                 comprehensive mobile commerce offering for brokerage firms, banks, credit card companies and other businesses that will include hosted wireless banking and bill-payment services as well as the ability to make time-sensitive purchases, person-to-person payments and point-of-sale purchases.

           - Transportation and Logistics. Our transportation and logistics services keep businesses in the transportation, auto and distribution industries connected to their mobile assets and in control of their operations and revenue. Our Internet-enabled solutions and tailored offerings include pick-up and delivery automation, fleet and driver management, asset and freight tracking and mobile Internet systems for the auto and truck industry. Products and services include:

               - E-Mobile(TM) Delivery is a wireless package-delivery automation platform that integrates with existing host network systems and allows businesses to track their products throughout the delivery cycle. Fleet drivers use handheld devices to capture critical information and make it immediately available over the Internet.

               - E-Fleet combines global-positioning satellite-based systems with Aether's wireless Internet network to implement asset management solutions for the auto, trucking and broader transportation industry.

               - E-Dispatch is a low cost, wireless, Internet-based software application that can be used by dispatchers to receive, dispatch, track, map and report job data.

               - MobileMAX2(TM) combines land-based and satellite technology to deliver vehicle information to a central location.

           - Aether Mobile Government(TM). We provide mobile computing products for federal, state and local governments. We entered this market through our acquisitions of Cerulean and SunPro by combining their state and local government products with Aether products such as ScoutSync, Blackberry by Aether and others. These government products include:

               - PacketCluster, which provides police, fire and rescue workers with vital records and information.

               - FireRMS, which provides record management for fire departments and emergency medical services.

           - Aether Healthcare(TM). Aether is developing wireless applications for healthcare delivery, including two-way messaging, workforce automation, disease state management, compliance tracking and data collection. We are seeking to develop products useful across the entire healthcare industry, including pharmaceuticals, physicians' automation, hospitals and integrated delivery systems, medical laboratories and home healthcare.

        Resources for Wireless Hosted Services. We are able to provide complete wireless hosted services by using our Aether Intelligent Messaging (AIM) software platform, direct communications links to most of the major U.S. wireless data carriers, a secure network operations center including encryption technology, and product fulfillment and customer service capabilities.

           - Aether Intelligent Messaging (AIM). AIM is the core technology behind most of our hosted wireless data services and a key component of our wireless technology foundation. AIM optimizes the transmission of data over multiple bandwidth-constrained wireless networks. It also serves as an application development link between data on a business's home system and handheld devices, by providing tools that allow businesses to quickly build applications that can operate on a wide variety of wireless data network and handheld devices. We use AIM in providing services to our business customers and sell and license AIM to customers who develop their own systems.

             AIM supports the most widely used wireless data networks in the U.S., including CDPD, Motient and Cingular packet networks, as well as circuit-switched network protocols, including GSM and CDMA, and wireless local-area network standards. As a result, our customers' end users can choose the devices they prefer, including Palm, Windows CE and other personal organizers, notebook computers, pagers and mobile phones.

             AIM also optimizes data transmissions for wireless networks. Most of today's wireless data networks operate at less than half the speed of telephone dial-up connections, limiting the delivery of useful data to only small amounts of text and few graphics. Data feeds typically include large amounts of unnecessary data, including message headers and routing information. Because wireless carriers typically charge by the kilobyte of data transmitted, extraneous data add unnecessary cost. By employing compression and data-thinning techniques, AIM allows users to receive information faster when they send queries from their devices--and they get more useful information for the price. Our AIM software platform reduces the number of data packets required in a typical wireless transmission by as much as 66%. We ensure reliable message delivery through measures that confirm data have arrived properly and resend data if no acknowledgement has been received.

             Over the next several years, wireless carriers and equipment vendors are planning to build so-called third generation, or 3G, networks, which promise to transmit data at much higher speeds and offer more compatibility among devices. No matter how fast networks become, the need for low-cost, secure and reliable data transmission will continue. We have designed our AIM software platform to grow with the capabilities of wireless networks. For example, we are currently working with U.S. and European wireless network carriers to make our technology platform compatible with networks using General Packet Radio Services, known as GPRS, a new high-speed wireless network standard. We have successfully completed GPRS testing of certain of our financial applications.

           - Carrier connectivity. We maintain relationships and direct data connections with the leading wireless network carriers, including AT&T Wireless Services, Inc., Verizon Wireless Inc., Cingular Wireless and Motient. We have negotiated favorable airtime agreements with these carriers, allowing us to offer our end users flat-rate pricing no matter how much data is transmitted or where a device is used.

           - Network Operations Center. We operate a secure network operations center at our headquarters in Owings Mills, Maryland and are preparing to open a second such facility in Tempe, Arizona later this year. We believe that these centers are vital components of our wireless data service offerings and differentiate us from our competitors. By outsourcing to us, our customers are relieved of the technology and operations burden of managing a highly complex wireless data system.

             From our Owings Mills network operations center, we maintain high-speed data transmission lines, both to our customers' data sources and to the wireless data networks we use. The center is equipped with Cisco networking equipment, Sun Sparc UNIX servers and high-end clustered Compaq and Hewlett Packard NT servers. In the event of a power failure, we maintain multiple Uninterruptible Power Supply systems as well as diesel-powered generators that are tested and serviced regularly. Our network operations center is capable of meeting the security standards for services we developed or are developing for our clients. Our primary center is staffed 24 hours a day, seven days a week. Our facility in Tempe will provide expanded capacity when it is completed.

             Corporate managers require rigorous security standards when entrusting their data to third parties. Our network operations center has numerous redundant elements and serves as a high-security physical link between data feeds from our business customers' and others' data systems and wireless carrier networks. We "scramble" digital messages as they move along wireless networks using the latest encryption technologies. This relieves corporations from the burden of constructing similar facilities. We believe our network operations center is capable of meeting the security standards for services we developed or are developing for our customers.

           - Product fulfillment and customer support. We provide product fulfillment and provisioning, customer service and billing for our business customers at our customer service centers in Owings Mills, Maryland; Vienna, Virginia; Tempe, Arizona; and Richmond, Virginia. We maintain an inventory of mobile devices and wireless modems, which we buy in bulk from manufacturers and resellers. For our customers' end users, we have the ability to load and configure tailored software on mobile devices, activate wireless modems and perform quality assurance checks. We then pack, ship and track the product until the user receives it. For end users who already own a device, we can provide only the modem and software application. We handle all repair and warranty issues for devices we provide to our customers' end users.

             We train our customer service representatives to handle inquiries about our services, device features and wireless communications. Our customer service personnel are available seven days a week from 8:00 a.m. until 11:00 p.m. Eastern time. We currently employ approximately 30 customer service representatives.

             We can handle customer billing for our business customers' end user fees, device and modem purchases, securities exchange and market fees and other charges. Our billing system can support increases in our customers' end user base.

  Engineering services to businesses seeking to develop wireless data systems

     We provide engineering services to complement our software products and hosting services and on a stand alone basis. We also take on engineering assignments that might allow us to embrace technological advances or expand into new industry sectors or services. Through our work with Merrill Lynch and Multex.com, Inc., for example, we are developing next-generation wireless trading and financial information services for financial professionals. We generally charge our clients for engineering time on an hourly basis or a per-project flat fee.

     Our engineering staff includes wireless systems engineers, software engineers who specialize in developing applications for handheld devices and engineers who specialize in systems integration and testing. We have steadily built our engineering ranks from ten in 1998, to approximately 500 in March 2001. Many of our engineers come from engineering departments at some of the largest companies, including International Business Machines Corporation, Westinghouse Electric Corporation and UPS/Roadnet. Seventy-six of our engineers, including our chief technology officer, comprise our research and development division. This group evaluates emerging technologies and business opportunities and plays a key role in determining which projects to pursue.

SALES AND MARKETING

     As of March 2001, we have over 200 sales and marketing professionals sales. Our sales and marketing staff specialize in market sectors, but also sell across the entire product and service line. Our direct sales team covers all regions of the U.S. and has offices in London, Hamburg and Munich. In addition to having a vertical market focus, our salespeople focus on companies that make up the Fortune 1000 list of top-performing companies by revenue. We are also targeting the Big Five consulting firms to provide wireless systems for their clients. Our business development personnel and senior executives also assist in developing potential customer relationships and selling and promoting our services.

     In addition to our sales and marketing staff we advertise in a variety of media. During 2000, we focused our marketing spending on increasing awareness of the Aether brand name and promoting awareness of our products and services, and lead generation in the transportation, healthcare and financial services vertical markets and for our general wireless and Internet messaging products and services such as Blackberry by Aether and merchant notification. We intend to spend an estimated $25 million on marketing and advertising activities in 2001.

EUROPEAN OPERATIONS THROUGH SILA

     We address the needs of business customers abroad through Sila, our joint venture with Reuters in which we hold a 60.0% equity interest. Sila currently targets major corporations in Europe who seek to extend their applications to handheld devices, as well as wireless carriers seeking to outsource wireless data services. Sila, headquartered in London, plans to expand its efforts to Asia, Africa and the Middle East. Sila currently has data center facilities in London, Frankfurt, Madrid and Copenhagen and is planning to construct additional facilities in Geneva and Stockholm later in 2001.

     Sila provides wireless system design development, integration, hosting and end user support. Sila provides services to wireless carriers through its Carrier Loyalty Services program, targeted to help carriers attract and retain high-value subscribers. Sila's family of wireless data technologies, which it calls its Wireless Extension Platform, supports a range of possible entry points into mobile applications. A customer may begin, for example, by obtaining a rapid mobile presence through wireless adaptation of its website, then upgrade over time to a full-featured production system. Sila's platform supports a broad range of applications and data feeds, running over a wide variety of devices and networks. The Sila platform supports browser-based protocols such as WAP and HTML, as well as Aether Intelligent Messaging for personal digital assistant
(PDA) devices, Short Messaging Service (SMS) for phones and Subscriber Identity Module (SIM) applications for secure browser-based application delivery.

     Sila's commercial and engineering teams are grouped in vertical business segments, with each comprising industry specialists in Financial Services, Healthcare and Media and Entertainment.

     We received our 60.0% interest in Sila in exchange for $13.5 million in cash plus 100% of the equity interests of IFX, a company we purchased in April 2000 for $85 million. Reuters holds 40.0% of the equity interests of Sila, which it received in exchange for approximately $20.8 million in cash plus contribution of all of its rights to Futures Pager Limited, a European paging company. Under a marketing and strategic agreement with Sila and Reuters, we have agreed to give Sila sales leads and to assist its sale of our products. The agreement also gives Sila the right to a non-exclusive license to use our technology and requires Sila to give us an opportunity to sell its products. For as long as we continue to own a greater than 50% equity interest in Sila, we have the right to appoint four directors to its seven-director board. David S. Oros, chairman of Sila, and J. Carter Beese, Jr., a director of Sila, also serve as directors of Aether and Mr. Oros is the chairman and chief executive officer of Aether.

STRATEGIC RELATIONSHIPS

     A key to our ability to provide complete wireless data services to our customers is our relationships with third parties. These relationships take time to develop, and having already formed them provides us with an advantage in getting our services to market before our competitors. We maintain the strategic relationships described below.

  Wireless Network Carriers

     We believe our relationships with wireless network carriers are mutually beneficial. We believe we are among the largest buyers of wireless data network capacity for many of the carriers we use. As a result, we are able to negotiate favorable rates. Typically, we have one-year contracts to buy data network capacity either for an agreed amount of kilobytes at a flat fee or on a cents-per-kilobyte basis. We have contracts with Verizon Wireless, AT&T Wireless, Cingular Wireless, Metrocall and Motient. As a result, we can give our customers a wide variety of wireless carrier choices.

  Hardware and Software Vendors

     Our services increase the usefulness of wireless handheld devices, and we believe our services will increase sales of these devices. Mobile device manufacturers have therefore assisted us in various projects we have undertaken. In February, 2001, we announced a strategic partnership with Symbol Technologies, Inc., to offer Aether's wireless data systems and services with Symbol handheld devices. In April 2000, we announced a multi-tiered business and marketing agreement with RIM, a manufacturer of wireless devices and software, to promote each other's wireless solutions. In 1999, we signed an agreement with OmniSky to supply us with Novatel Wireless, Inc. wireless modems. We worked closely with 3Com, an early Aether investor, on the development of our wireless applications for Palm devices. We participate in industry development groups dedicated to bringing new applications to wireless data, such as the Palm developers group, the WAP Forum and the Windows CE developers forum.

  Other Strategic Relationships

     We work to develop new products and services through strategic relationships with a variety of companies. For example, we recently formed a strategic relationship with Computer Associates International, Inc. to securely extend business e-commerce infrastructure to mobile devices.

COMPETITION

     The market for our services is becoming increasingly competitive. We believe we offer the broadest range of services to businesses necessary to enable the development, offering and ongoing support of wireless data communication systems for their employees or customers. The widespread adoption of industry standards may make it easier for new market entrants to offer some or all of the services we offer and may make it easier for existing competitors to introduce some or all of the services they do not now provide, or improve the quality of their services. We expect that we will compete primarily on the basis of the functionality, breadth, quality and price of our services. Our current and potential competitors include:

     - wireless systems integrators, including IBM, Science Applications International Corporation, Wireless Telecom, Inc. and Razorfish, Inc.;

     - wireless infrastructure software companies, including Openwave Systems, TeleCommunication Systems, Inc. and Comverse Technology, Inc.

     - wireless data services providers, such as 724 Solutions Inc., Everypath, Inc., OracleMobile, Inc., w-Technologies Inc., Brience, Inc., Mobileum, Inc., Wireless Knowledge, Inc., GoAmerica, Inc. and i3 Mobile, Inc.

     - wireless network carriers, such as Verizon Wireless, AT&T Wireless, Cingular Wireless, Sprint PCS Group, Nextel Communications, Inc. and Metricom, Inc.

     - mobile data management software providers, including, AvantGo, Inc., Extended Systems, Inc. and Puma Technology, Inc.

     Some of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies have greater name recognition and more established relationships with our target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can.

     Notwithstanding the increasing competitiveness of our market, we believe that our potential competitors face substantial barriers to market entry. Development of wireless data systems comparable to those we have already developed is time consuming and costly. Moreover, we believe the engineering talent necessary to develop such systems is scarce.

INTELLECTUAL PROPERTY RIGHTS

     We rely on a combination of patent, copyright, trademark, service mark, trade secret laws and contractual restrictions to establish and protect proprietary rights in our services. We have applied for various patents and trademarks. All of our patent applications are pending and the only trademark currently granted is for Advantage(R). There can be no assurances that our applications will be granted or, if granted, that holders of other patents or trademarks will not claim that the patents or trademarks infringe their patents or trademarks.

     The steps we have taken to protect our intellectual property may not prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. The laws of certain foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the U.S. We also rely on certain technologies that we license from third parties, including data feeds and related software from Reuters Select Feed Plus and Bridge Information Services and encoding technology from Certicom Corp. In addition, our Scout software suite relies on a license of Prism software by Spyglass, Inc. (which was acquired by OpenTV Corp. in 2000). These third-party technology licenses may not continue to be available to us on commercially attractive terms. The loss of the ability to use such technology could require us to obtain the rights to use substitute technology, which could be more expensive or offer lower quality or performance, and therefore have a material adverse effect on our business, financial condition or results of operations.

     Third parties could claim infringement by us with respect to current or future services or products we offer. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows.

GOVERNMENT REGULATION

     We are not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. The wireless network carriers we contract with to provide airtime and some of our hardware suppliers are subject to regulation by the Federal Communications Commission. Changes in

FCC regulations could affect the availability of wireless coverage these carriers are willing or able to sell to us. We could also be adversely affected by developments in regulations that govern or may in the future govern the Internet, the allocation of radio frequencies or the placement of cellular towers. Regulations of the SEC governing online trading could reduce the level of online trading or the demand for wireless financial information. Also, changes in these regulations could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of costs of litigation or increased service delivery cost or could in some other manner have a material adverse effect on our business, financial condition or results of operations.

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

EMPLOYEES

     As of December 31, 2000, we and our wholly-owned subsidiaries had a total of approximately 1,375 employees, excluding employees of Sila, and of these employees over 480 were engineers. As of December 31, 2000, Sila had a total of 171 employees. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2.  PROPERTIES

     Our principal offices are located in Owings Mills, Maryland in a 91,208 square foot facility under a lease expiring in January 2005 with no renewal option. We also lease an aggregate of approximately 466,000 square feet for our offices in Larkspur, California; San Jose, California; San Rafael, California; Boca Raton, Florida; Bethesda, Maryland; New York, New York; Long Island, New York; Bethpage, New York; Reston, Virginia; Richmond, Virginia; Vienna, Virginia; Tempe, Arizona; Scottsdale, Arizona; Marlborough, Massachusetts; Chicago, Illinois; Yakima, Washington; Zillah, Washington; Olmsted, Ohio; Durham, North Carolina; and Monterey, Mexico. Of the approximately 466,000 leased square feet, approximately 121,000 square feet are utilized for our vertical markets segment, approximately 279,000 square feet are utilized for our software products segment and approximately 67,000 square feet are utilized for corporate and other purposes. Our wireless services segment is included in our principal office space in Owings Mills. Sila has offices located throughout Europe and in Singapore.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently subject to any material legal proceedings. However, we may from time to time become a party to legal proceedings arising in the ordinary course of our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's stockholders for consideration during the fiscal quarter ended December 31, 2000.

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

                                                                      2000               1999
                                                                  -------------      -------------
                       QUARTER ENDED                              HIGH      LOW      HIGH      LOW
                       -------------                              ----      ---      ----      ---
March 31....................................................      $345      $73      n/a       n/a
June 30.....................................................      $216      $62      n/a       n/a
September 30................................................      $203 3/4  $99 3/4  n/a       n/a
December 31.................................................      $122 1/2  $28 1/2  $89 3/8   $41 1/8

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     The number of record holders of the Company's common stock as of December 31, 2000 was 94. The Company believes that in excess of 5,000 beneficial owners hold such shares of common stock in depository or nominee form.

DIVIDENDS

     We have never declared or paid any cash dividends on our capital stock nor, when we were organized as a limited liability company, did we make any distributions to our members. We currently intend to retain earnings, if any, to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account factors such as our financial condition, operating results and current and anticipated cash needs.

UNREGISTERED SECURITIES ISSUED IN THE FOURTH QUARTER

     On December 22, 2000, in connection with our acquisition of RTS Wireless, we issued 1,259,752 shares of our common stock. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     The table that follows presents portions of our consolidated financial statements and is not complete. You should read the following selected consolidated financial data together with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1998, 1999, and 2000, and the consolidated balance sheet data as of December 31, 1999 and 2000 are derived from our consolidated financial statements, which are included as exhibits to this report on Form 10-K beginning on page F-1. The consolidated statement of operations data for the years ended December 31, 1996 and 1997 and the consolidated balance sheet data as of December 31, 1996, 1997 and 1998 is derived from audited financial statements that do not appear in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. The pro forma net loss per share information for the historical periods presented gives effect to our conversion from a limited liability company to a corporation immediately prior to our initial public offering.

                                                           YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------
                                               1996      1997      1998       1999       2000
                                              -------   -------   -------   --------   ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Subscriber revenue........................  $    --   $   161   $   549   $  3,732   $  31,160
  Engineering services revenue..............    1,355     1,625       963      2,594       9,444
  Software and related services revenue.....       --        --        --         --      17,550
                                              -------   -------   -------   --------   ---------
          Total revenue.....................    1,355     1,786     1,512      6,326      58,154
  Cost of subscriber revenue................       --       447       797      2,110      18,412
  Cost of engineering services revenue......    1,007       846       304      1,366       5,693
  Cost of software and related services
     revenue................................       --        --        --         --       5,911
                                              -------   -------   -------   --------   ---------
          Total cost of revenue.............    1,007     1,293     1,101      3,476      30,016
                                              -------   -------   -------   --------   ---------
          Gross profit......................      348       493       411      2,850      28,138
Operating expenses:
  Research and development..................      161       734     1,267      2,614      30,189
  General and administrative................      395     1,505     2,773      5,891      52,937
  Selling and marketing.....................                333       840      2,095      54,151
  In process research and development.......       --        --        --         --       7,860
  Depreciation and amortization.............       45       189       265      1,089     238,074
  Option and warrant expense................       --        40        33     19,198      14,345
                                              -------   -------   -------   --------   ---------
          Total operating expenses..........      601     2,801     5,178     30,887     397,556
                                              -------   -------   -------   --------   ---------
Operating loss..............................     (253)   (2,308)   (4,767)   (28,037)   (369,418)
Interest income (expense), net..............        8      (295)       74       (229)     42,351
Equity in losses of investments.............     (172)     (144)       --     (2,425)    (47,886)
Minority interest...........................       --        --        --         --      10,692
                                              -------   -------   -------   --------   ---------
Loss before income taxes....................  $  (417)  $(2,747)  $(4,693)  $(30,691)  $(364,261)
Income tax benefit..........................       --        --        --         --       1,561
                                              -------   -------   -------   --------   ---------
Net loss....................................  $  (417)  $(2,747)  $(4,693)  $(30,691)  $(362,700)
                                              =======   =======   =======   ========   =========
Net loss per share -- basic and diluted.....                                           $   (9.99)
                                                                                       =========
Weighted average shares used in computing
  net loss per share -- basic and diluted...                                              36,310
                                                                                       =========
Pro forma net loss per share -- basic and
  diluted...................................  $ (0.04)  $ (0.22)  $ (0.29)  $  (1.45)
                                              =======   =======   =======   ========
Pro forma weighted average shares used in
  computing net loss per share -- basic and
  diluted...................................   10,555    12,656    15,916     21,207
                                              =======   =======   =======   ========

                                                  1996    1997     1998      1999        2000
                                                 ------   -----   ------   --------   ----------
                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents (including
     restricted cash)..........................  $   51   $ 132   $1,755   $ 78,542   $  872,747
  Working capital (deficit)....................     181    (323)   7,519     83,128      819,624
  Total assets.................................   1,269     822    8,765    102,534    2,677,375
  Total debt...................................      --     150       --         --      334,942
  Members' capital.............................   1,101      74    8,030         --           --
  Stockholders' equity.........................      --      --       --     98,342    2,167,698

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following description of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and Notes thereto and other financial data appearing elsewhere in this Form 10-K.

OVERVIEW

     Aether Systems, Inc. was originally formed as Aeros, L.L.C. in January 1996. We changed our name to Aether Technologies International, L.L.C. effective August 1996 and to Aether Systems L.L.C. effective September 1999. Immediately prior to the completion of our initial public offering of common stock on October 26, 1999, the limited liability company was converted into a Delaware corporation and our name was changed to Aether Systems, Inc.

     Development of our business. From our inception until March 1997, we primarily provided wireless engineering services, including the development of wireless software applications for customers. In March 1997, we began offering services that provide the users of wireless handheld devices access to real-time financial information. During 1997, we made a strategic decision to focus a significant portion of our engineering resources on the development of these and other wireless data services and systems, including our Aether Intelligent Messaging (AIM) package of wireless messaging software and software development tools.

     In 1998 and 1999, we continued to develop financial information services -- as well as financial transaction services -- internally and through our acquisition of Mobeo, Inc. In 1999, we also completed our initial public offering and began to expand our service offerings to areas other than financial information and transactions.

     In 2000, we continued our expansion into other vertical markets, including: the transportation and logistics vertical market through our acquisitions of LocusOne and Motient's retail transportation business unit, the mobile government vertical market through the acquisitions of Cerulean and SunPro; and the healthcare vertical market through investments and our own service offerings. We broadened our software offerings through our purchase of Riverbed and RTS Wireless. Also in 2000, we moved into the European marketplace with our acquisition of IFX, and the related formation of Sila. We entered the general wireless and Internet messaging services market through strategic relationships with RIM and others and through our own service offerings.

     We began to report our financial results by segment as of the first quarter of 2000. Our current segments are vertical markets, software products, wireless services and European operations. During 2000, our reportable segments have changed -- and we expect them to continue to change -- as our operating structure, business and the market in which we operate evolve. Each of our segments has distinct management teams. In 1998 and 1999, all of our revenue was generated from what is now reported as our vertical market segment.

FACTORS AFFECTING COMPARABILITY

     Our results of operations in 1999 and 2000, have been affected by acquisitions, investments and the formation of Sila. In addition, a combination of factors have resulted in operating losses that we expect will continue for some time. The factors identified below have had a significant impact on our operations and should be considered in comparing our results of operations in 2000 to those in 1999 and in comparing our results of operations in 1999 to those in 1998.

  Acquisitions

     We have acquired companies to expand our product offerings and geographic markets and to acquire additional engineering resources to develop products. From September 1999 through December 31, 2000, we have acquired 10 businesses (or parts of businesses) for an aggregate consideration (not including contingent payments that had not yet been earned) of $367.4 million and equity of $1.284 billion, consisting of 6,259,445 shares of our common stock and 1,093,785 replacement options. These acquisitions included the following:

        - During 1999, we acquired Mobeo for a purchase price and related expenses of $11.5 million in cash and 46,105 options valued at $374,000.

        - In early 2000, we acquired LocusOne, NetSearch, and IFX for purchase prices aggregating approximately $160.6 million.

        - On March 6, 2000, we acquired Riverbed for 4,537,281 shares of our common stock and 862,480 options with an aggregate value of $1.136 billion. In connection with our acquisition of Riverbed, we incurred costs totaling approximately $16.9 million.

        - In September 2000, we acquired Cerulean, SunPro and Sinope for purchase prices and related expenses aggregating approximately $93.4 million and 462,412 shares of our common stock and 94,952 options with an aggregate value of $69.9 million.

        - On November 30, 2000, we acquired Motient's retail transportation business unit for $49.2 million in cash and related expenses plus an additional sum of up to $22.5 million depending on whether certain revenue and other incentive targets are met in 2001.

        - On December 22, 2000, we acquired RTS for a purchase price of $34.2 million in cash and related expenses plus 1,259,752 shares of our common stock and 90,248 options with an aggregate value of $78.0 million.

     Our acquisitions increase our operating revenues and expenses from the date of acquisition. In the discussion of results below, we quantify the effects of acquisitions on our revenues and expenses. Acquisitions also increase depreciation and amortization significantly as we amortize the value of acquisition intangibles. Amortization related to acquisition intangibles was $556,000 in 1999 and $230.4 million in 2000. Finally, acquisitions affect non-cash compensation when we issue options to employees at the time of an acquisition. The related costs were $430,000 in 1999 and $10.4 million in 2000. We discuss below under "Investments" charges we may need to take in the future to write down the carrying values of our acquisitions.

  Investments

     We have made investments through Aether Capital, L.L.C., our wholly-owned subsidiary, to promote the development of new technologies that are compatible with the services we offer or that we may wish to integrate into our services. Since August 1999, we have invested $154.2 million in 20 companies. These investments include:

     - In August 1999, we formed a new company called OpenSky, which was renamed OmniSky in October 1999. We have invested a total of $9.2 million in OmniSky. We formed OmniSky with 3Com to pursue opportunities in the emerging consumer and business mass markets for wireless e-mail, Internet access and other electronic transactions applications. As of December 31, 2000, we owned approximately 25.7% of OmniSky after completion of OmniSky's initial public offering. We account for our investment in OmniSky under the equity method of accounting.

     - In March 2000, we acquired a 27.5% interest in Inciscent in the form of preferred stock for a purchase price of $9.9 million. We formed Inciscent with Metrocall, PSINet, and Hicks, Muse, Tate & Furst and other investors to develop wireless e-mail, Internet access and other applications for the small office and home office markets. We account for our investment in Inciscent under the equity method of accounting.

     - In July 2000, we entered into a non-binding Agreement with Sylvan to establish Mindsurf, a new company focused on educational services. We have committed to acquire a 47% interest in Mindsurf for $32.9 million in cash. Sylvan has also committed to acquire a 47% interest for $32.9 million in cash while the remaining 6% will be owned by other minority investors. As of December 31, 2000, we have funded $4.7 million of our commitment to Mindsurf. We account for our investment in Mindsurf under the equity method of accounting.

     - In July 2000, we acquired a 23% interest in Veristar for $5.6 million in cash. Veristar enables access to accounts and content through Internet and wireless technology. We account for investment in Veristar under the equity method of accounting.

     We also have invested $51.5 million in five publicly-traded companies including $17 million in Metrocall, $10 million in DataCritical Corporation, and $20 million in Novatel. We account for these five investments at fair value based on quoted market prices. As of December 31, 2000, the carrying value of these investments was $54.0 million. Net unrealized holding gains and losses are excluded from income and recorded as a separate component of stockholders' equity. Subsequent to year-end, the market values of these investments have decreased significantly.

     Finally, we have also invested $73.3 million in eleven private companies including $15.0 million in Strategy.com, $11.0 million in ePhones, $14.9 million in Parkstone Medical Information Systems, Inc., and $10.0 million in Juniper Financial Corp. In January 2001, we invested an additional $10.0 million in Strategy.com. We account for these investments at cost unless circumstances indicate the carrying amount of the investment may not be recoverable.

     At the time of our acquisitions and investments, market valuations and the availability of capital for such companies were at historically high levels. Since the end of 2000, stock prices and market valuations in our industry and similar industries have fallen substantially in response to a variety of factors, including a general downturn in the economy, a curtailment in the availability of capital and a general reduction in technology expenditures. The market valuations of those publicly traded companies in which we have invested, and of other companies similar to those we have acquired or invested in, have declined substantially since December 31, 2000.

     We are currently evaluating the recent decline in the valuation of our acquisitions and investments to determine if the decline is other than temporary. We believe that if market valuations of similar companies remain at their current levels or decline further, it is likely that we will determine the market decline to be other than temporary and record an impairment charge to reduce the carrying value of the goodwill and intangibles related to our acquisitions and our investments to fair value. Although we cannot determine the amount of any charge we may decide is necessary until we complete our evaluation, any such charge is likely to be substantial.

     Formation of Sila

     On May 4, 2000, we formed Sila with Reuters to extend our operations to the European market. We contributed our IFX subsidiary (which we purchased for $85.0 million shortly before forming Sila), plus $13.5 million in cash to acquire a 60.0% interest in Sila. Reuters contributed cash of approximately $20.8 million and Futures Pager Limited, a European paging company, for the remaining 40.0% interest. The results of Sila are consolidated in our financial statements.

     Factors producing operating losses

     Since our inception, we have invested significant capital to build our customer service and network operations center. Additionally, we have incurred significant operating costs to develop our software platforms and other software applications, and to grow our business. As a result, we have incurred operating losses since our inception. Part of our strategy is to continue to invest in business development, research and development, and marketing and advertising. In addition, our past acquisitions will continue to result in option and warrant expense and significant amortization of intangible assets, as will any acquisitions we make in the future. Accordingly, we expect to continue to incur operating losses for the foreseeable future.

OPERATING REVENUES AND EXPENSES

     We describe below the components of our operating revenues and expenses.

  Subscriber revenue and expenses

     We derive recurring revenue from subscribers in the vertical markets, wireless services, software products and European operations segments.

     Subscriber revenue may consist of:

        - a one-time non-refundable activation fee, which we recognize ratably over the expected life of the customer relationship;

        - monthly per-subscriber service fees, which we recognize as services are provided;

        - monthly per-subscriber exchange fees for access to financial information from the securities exchanges and markets, which we recognize as services are provided; and

        - monthly fees for providing access to our network operations center, which we recognize as services are provided.

     We also generate revenue by providing our subscribers the option to purchase wireless handheld devices from us at or near cost, which we bill either up front or over the initial term of the contract. For certain of our products, our subscribers' monthly fee includes the use of a wireless handheld device. Contracts with our wireless data subscribers are generally for a one-year period and include a termination penalty if cancelled by the subscriber before the one-year period expires. These contracts are generally renewable at the option of the subscriber for additional one-year periods or otherwise continue on a monthly basis until cancelled by the subscriber.

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

     The subscription products we offer fall into three distinct categories:

        - Enterprise ASP/ISP services. These services wirelessly connect critical functions of a business to end users within the business or to third parties such as customers. Through our Enterprise ASP/ ISP services, we provide a full wireless solution to the end user, including product development, fulfillment, network hosting, customer service and carrier connections between the business and wireless carriers. For this type of product, we typically receive revenue from the sale of hardware and a monthly recurring fee for the full range of services between $40 and $70 per month per subscriber.

        - Premium information and commerce services. These services provide the end user with information critical to their business, such as market information or sales inquiries. Premium information products are packaged with fulfillment, customer service and carrier connections between the business and wireless carriers. For this type of product, we typically receive revenues such as activation fees and a monthly recurring fee for the full range of services between $70 and $200 per month per subscriber.

        - Network hosting services. These services connect businesses and wireless carriers. Hosting services may be charged per subscriber or on a usage basis. Average revenue per subscriber typically ranges between $5 and $25 per month.

     The nature of revenue and costs for these product categories is similar, regardless of the segment in which we offer them. Accordingly, we believe it is valuable to analyze our subscribers on the basis of these product categories.

     The following table sets forth the number of subscribers for each of our product types as of December 31, 1998, 1999, and 2000.

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                              1998   1999     2000
                                                              ----   -----   ------
  Enterprise ASP/ISP services...............................   --      277   26,702
  Premium information & commerce services...................  656    4,288   20,122
  Network hosting services..................................   --       --      449
                                                              ---    -----   ------
          Total subscribers.................................  656    4,565   47,273
                                                              ===    =====   ======

     A substantial portion of the growth in subscribers over this period is attributable to service offerings obtained through recent acquisitions and the remainder is due to the attraction of new subscribers to our services and the introduction of new services.

  Engineering services revenue and expenses

     Revenue from wireless engineering services consists of amounts billed to our customers for engineering time on an hourly basis or fixed fees on a per project basis. This revenue is recognized as the work is performed. Cost of engineering services revenue consists of cash compensation and related costs for engineers and other project-related costs.

  Software and related services revenue and expenses

     We derive revenue from the licensing of software products, including the AIM platform, the ScoutWare software suite, the e-Mobile software suite, the PacketCluster software suite, the FireRMS software suite and the Advantage software suite. Cost of software and related services revenue consists of costs of licensing, including royalty payments and personnel costs.

  Research and development expenses

     Research and development expenses consist primarily of cash compensation and related costs for engineers engaged in research and development activities and, to a lesser extent, costs of materials relating to these activities. We expense research and development costs as we incur them.

  General and administrative and selling and marketing expenses

     General and administrative expenses consist primarily of cash compensation and related costs for general corporate and business development personnel, along with rent and other costs. Selling and marketing expenses consist primarily of advertising and promotions, sales and marketing personnel, travel and entertainment and other costs.

  Depreciation and amortization expenses

     Depreciation and amortization expenses consist primarily of the amortization of intangible assets obtained in connection with our acquisitions. Depreciation and amortization expenses also include depreciation expenses arising from equipment purchased for our network operations centers and other property and equipment purchases.

  Option and warrant expenses

     Option and warrant expense consists of expenses recorded to account for the difference, on the date of grant, between the fair market value and the exercise price of stock options issued to employees, and the fair value of equity-based awards to non-employees. We commonly issue options and/or warrants at prices below market value in connection with our acquisitions. Given our numerous acquisitions since our inception, we expect to continue to have substantial option and warrant expense.

  Interest income (expense), net

     Interest income (expense), net consists primarily of interest income from cash equivalents and short term investments, interest expense and realized gains (losses) on sale of our investments.

  Equity in losses of investments

     Equity in losses of investments consists of our proportionate share of the net losses of OmniSky, Inciscent, MindSurf and VeriStar Corporation, which are recorded under the equity method of accounting.

  Minority interest

     Minority interest consists wholly of Reuters' ownership interest in Sila.

  Income tax benefit

     Income tax benefit consists of a foreign deferred tax benefit associated with the losses generated by Sila.

COMPARISON OF RESULTS FOR YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Subscriber revenue. Subscriber revenue increased to $31.2 million for the year ended December 31, 2000, from $3.7 million for the year ended December 31, 1999, and from $549,000 for the year ended December 31, 1998. Approximately $21.3 million of the increase in 2000 was due to continued sales of product and service offerings obtained in connection with acquisitions. Additionally, $6.2 million of the increase in subscriber revenue resulted from the increased number of subscribers that signed on to our existing and new product and service offerings such as wireless messaging and online trading products. Our subscriber product and service offerings fell primarily into our Enterprise ASP/ISP services and premium information and commerce services subscriber categories. The increase in 1999 from 1998 was primarily due to the sale of product and service offerings obtained in connection with our acquisition of Mobeo which contributed $2.4 million of subscriber revenue in 1999.

     Cost of subscriber revenue. Cost of subscriber revenue increased to $18.4 million for the year ended December 31, 2000, from $2.1 million for the year ended December 31, 1999, and from $797,000 for the year ended December 31, 1998. We generally expect the cost of subscriber revenue to increase proportionately with any increase in subscriber revenue. Approximately $11.1 million of the increase for 2000 was from product and service offerings obtained in connection with our acquisitions and subsequent growth of those acquisitions. An additional $5.2 million of the growth in 2000 was from an increase in subscribers resulting from new offerings such as wireless messaging and online trading products primarily in our Enterprise ASP/ ISP services and premium information and commerce services. The increase in 1999 from 1998 was primarily due to product and service offerings obtained in connection with our acquisition of Mobeo which accounted for $859,000 of cost of subscriber revenue in 1999.

     Engineering services revenue. Engineering services revenue increased to $9.4 million for the year ended December 31, 2000, from $2.6 million for the year ended December 31, 1999, and from $1.0 million for the year ended December 31, 1998. The increase between 2000 and 1999 was primarily due to our engineering services contracts with OmniSky, Merrill Lynch, Response Services, LLC and Inciscent. We recognized

$6.9 million under these contracts for the year ended December 31, 2000. The increase between 1999 and 1998 was primarily due to our engineering services contracts with OmniSky and Response Services. We recognized $2.6 million under these contracts for the year ended December 31, 1999.

     Cost of engineering services revenue. Cost of engineering services revenue increased to $5.7 million for the year ended December 31, 2000, from $1.4 million for the year ended December 31, 1999, and from $304,000 for the year ended December 31, 1998. The increase between 2000 and 1999 was primarily due to the cost of our engineering services contracts with OmniSky, Merrill Lynch, Response Services and Inciscent. We recognized costs of $4.1 million under these contracts for the year ended December 31, 2000. The increase between 1999 and 1998 was primarily due to the cost of our engineering services contracts with OmniSky and Response Services. We recognized costs of $1.3 million under these contracts for the year ended December 31, 1999.

     Software and related services revenue. Software and related services revenue was $17.6 million for the year ended December 31, 2000. We did not have any software and related services revenue for the years ended December 31, 1999 or 1998. Approximately $17.0 million of software and related services revenue in 2000 was generated from the sale of licenses and services of the ScoutWare software platform, e-Mobile Delivery platform, PacketCluster software suite, FireRMS software suite and the Advantage software suite all of which were obtained in conjunction with acquisitions and their subsequent growth occurring in 2000. The remaining software and related services revenue was generated primarily from our licensing of AIM.

     Cost of software and related services revenue. Cost of software and related services revenue was $5.9 million for the year ended December 31, 2000, relating to royalty fees for third-party intellectual property used in the software that we sell and personnel costs. We did not have any costs of software and related services revenue for the years ended December 31, 1999 or 1998.

     Research and development expenses. Research and development expenses, including in-process research and development related to acquisitions, increased to $38.0 million for the year ended December 31, 2000, from $2.6 million for the year ended December 31, 1999, and from $1.3 million for the year ended December 31, 1998. The increase in 2000 from 1999 was primarily due to the hiring of additional engineers and consultants for increased research and development activities associated with the development of our software products, mobile computing platforms and wireless data services. In addition, we incurred charges of $7.9 million for in-process research and development in connection with our acquisitions of Riverbed, Cerulean, RTS Wireless, and IFX in 2000. The increase in 1999 from 1998 was primarily due to the hiring of additional engineers for increased research and development activities associated with the development of our software products and wireless data services. We expect research and development expenses to continue to increase as we expand our product offerings.

     General and administrative expenses. General and administrative expenses increased to $52.9 million for the year ended December 31, 2000, from $5.9 million for the year ended December 31, 1999, and from $2.8 million for the year ended December 31, 1998. The increase in 2000 was primarily due to additional personnel and consultants performing general corporate activities, additional facilities and our acquisitions since the prior year. The increased scope of our business has required additional personnel and other expenses, such as consulting and facilities, in all areas including: customer service, network operations, project management, legal and accounting. The increase in 1999 from 1998 was primarily due to the addition of personnel performing general corporate functions. We anticipate continued increases in our general and administrative expenses as we expand our operations.

     Selling and marketing expenses. Selling and marketing expenses increased to $54.2 million for the year ended December 31, 2000, from $2.1 million for the year ended December 31, 1999, and from $840,000 for the year ended December 31, 1998. The increase in 2000 was primarily due to an increase in advertising and promotion costs, which increased from $933,000 to $23.1 million for the years ended December 31, 1999 and 2000, respectively, including a nationwide broadcast and print branding campaign, as well as increases in the number of sales and marketing personnel primarily obtained through acquisitions. The increase in 1999 was primarily due to an increase in the number of sales and marketing personnel. We expect selling and marketing expenses to continue at an increased level as we incur additional expenses focused on generating leads and sales opportunities.

     Depreciation and amortization. Depreciation and amortization increased to $238.1 million for the year ended December 31, 2000, from $1.1 million for the year ended December 31, 1999, and from $265,000 for the year ended December 31, 1998. This increase in 2000 was primarily due to the amortization of intangibles and goodwill relating to the acquisition of Riverbed, which accounted for $186.2 million of the expense in 2000, while $44.2 million related to our other acquisitions. The increase in 1999 was primarily due to amortization of goodwill and other intangibles related to the Mobeo acquisition. We expect this expense to increase in 2001 as a result of a full year of amortization on several of our acquisitions made late in 2000.

     Option and warrant expense. Option and warrant expense decreased to $14.3 million for the year ended December 31, 2000, from $19.2 million for the year ended December 31, 1999 and increased from $33,000 for the year ended December 31, 1998. The decrease between 2000 and 1999 was due to our general policy subsequent to our initial public offering of granting shares to employees at their fair value, partially offset by options granted in connection with acquisitions at exercise prices less than fair value on the date of grant. The increase between 1999 and 1998 was due to expenses associated with options granted to the selling stockholders of Mobeo for consulting and employee services. The increase was also due to an increase in the number of options that vested during the period in connection with our initial public offering with exercise prices less than the fair value on the date of grant resulting in an expense of $17.9 million in 1999. In January 2001, we canceled 2.5 million options granted to its employees and issued approximately 756,000 shares of restricted stock to a number of employees holding options with exercise prices higher than our then-current market value. We expect to record $26.6 million of expense over the vesting period of the restricted stock grants.

     Interest income, net. Net interest income increased to $42.4 million for the year ended December 31, 2000, from an expense of $229,000 for the year ended December 31, 1999. Interest income was $74,000 for the year ended December 31, 1998. The increase between 2000 and 1999 was primarily due to an increase in interest earned on cash and cash equivalents following the completion of our secondary offering on March 17, 2000. The decrease between 1999 and 1998 primarily relates to interest and related expense of a loan that funded the purchase price of Mobeo, partially offset by interest earned on the proceeds from our initial public offering.

     Equity in losses of investments. Equity in losses of investments was $47.9 million for the year ended December 31, 2000, and $2.4 million for the year ended December 31, 1999, and there was no equity in losses of investments for the year ended December 31, 1998. The increase related to our proportionate share of losses from OmniSky, Inciscent, MindSurf, and VeriStar, which are all accounted for under the equity method of accounting. We expect to continue to record equity losses in investments as these companies continue to develop their operations.

     Income tax benefit. Income tax benefit was $1.6 million for the year ended December 31, 2000. There was no income tax benefit for the year ended December 31, 1999 or 1998. This increase was due to a foreign deferred tax benefit associated with the losses generated by Sila.

     Minority interest. Minority interest was $10.7 million for the year ended December 31, 2000, relating to Reuters' proportional share of losses in Sila, which is consolidated into our financial statements. We expect that Sila will continue to incur losses as it develops its operations. There was no minority interest for the years ended December 31, 1999 and 1998.

SEGMENT RESULTS

                               VERTICAL    SOFTWARE    WIRELESS    EUROPEAN    CORPORATE AND
                               MARKETS     PRODUCTS    SERVICES   OPERATIONS       OTHER         TOTAL
                               --------   ----------   --------   ----------   -------------   ----------
Year ended December 31, 1999
  Revenue....................  $  6,326   $       --    $   --     $     --     $       --     $    6,326
  Gross profit...............  $  2,850   $       --    $   --     $     --     $       --     $    2,850
  Total assets...............  $102,534   $       --    $   --     $     --     $       --     $  102,534
Year ended December 31, 2000
  Revenue....................  $ 31,100   $    7,938    $5,633     $ 13,483     $       --     $   58,154
  Gross profit...............  $ 13,837   $    4,997    $2,984     $  6,320     $       --     $   28,138
  Total assets...............  $294,683   $1,083,996    $   --     $178,001     $1,120,695     $2,677,375

     The type of revenue we earn in each of our segments varies from segment to segment.

     Vertical markets segment. In 1999 and 1998, all of our revenue was from operations that are now included in our vertical markets segment. As we operate in a wide variety of vertical markets, our vertical markets segment can have subscriber revenue, engineering services revenue and software and related services revenue depending on the needs of the customer. Revenue in the vertical markets segment increased from $6.3 million in 1999 to $31.1 million in 2000 and gross profit in that segment increased from $2.8 million in 1999 to $13.8 million in 2000. The increase in this segment was primarily the result of sales of product and service offerings obtained in connection with acquisitions and their subsequent growth which contributed $22.0 million and $12.8 million to revenue and gross profits, respectively. The remaining growth related to increases in subscribers to existing services in the amount of $9.1 million and $1.0 million to revenue and gross profit, respectively.

     Software products segment. The software products segment typically has software products maintenance and related services revenue. The sales of software application and product offerings obtained in connection with the acquisitions of Riverbed and RTS contributed approximately $7.5 million of the revenues and $4.6 million of the gross profits to the software products segment in 2000. The remaining portion of our software revenues and gross profits relate to the sale of our AIM software package.

     Wireless services segment. Our wireless services segment can derive revenue from subscribers and from engineering services related to setting up and servicing these subscribers. All of the increase in revenue and gross profit in the wireless services segment was a result of new product and service offerings, including our Blackberry by Aether and wireless Enterprise ISP services.

     European operations segment. Our European operations segment consists of Sila and generates revenue from subscribers, engineering services and from the sale of software and related services. Sila was formed in May 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through private and public placements of our equity securities. Through December 31, 2000, we have raised aggregate net proceeds of approximately $1.5 billion including the issuance of $310.5 million of 6% convertible subordinated notes. As of December 31, 2000, we had approximately $875.4 million in cash and short-term investments (including restricted cash of $16.4 million) and working capital of approximately $819.6 million.

     Net cash used in operating activities was $63.8 million, $12.1 million and $4.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

     Net cash used in investing activities was $512.2 million, $12.6 million and $6.5 million for the years ended December 31, 2000, 1999 and 1998 respectively. For the twelve months ended December 31, 2000, we used $48.3 million for the purchase of property and equipment, $158.4 million for investments in 20 companies and $303.7 million to acquire LocusOne, NetSearch, Cerulean, SunPro, Sinope, Motient's retail transportation unit, RTS Wireless, IFX and for the related formation of Sila, and Sila's subsequent acquisitions. Cash used by investing activities for the year ended December 31, 1999 was primarily for the purchase of property and equipment and the acquisition of Mobeo partially offset by the sale of short-term investments. For the year ended December 31, 1998 cash used in investing activities was for the purchase of property and equipment and purchase of short-term investments.

     Net cash provided by financing activities was $1.354 billion, $101.4 million and $12.5 million for the years ended December 31, 2000, 1999 and 1998. For the year ended December 31, 2000, cash provided by financing activities was primarily attributable to proceeds received from our secondary offering of common stock and convertible subordinated notes. For the year ended December 31, 1999 cash provided by financing activities was primarily attributable to proceeds received from our initial public offering and the issuance of notes payable. For the year ended December 31, 1998, cash provided by financing activities was primarily attributable to cash proceeds from the sale of membership interests.

     While not a measure under generally accepted accounting principles, EBITDA is a standard measure of financial performance in our industry. EBITDA means earnings before interest, taxes, depreciation and amortization and option and warrant expense. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations. EBITDA losses in 2000 increased from $10.4 million in the first quarter, to $24.9 million in the second quarter, $28.9 million in the third quarter and $44.9 million in the fourth quarter. The increases from quarter to quarter were due to increases in operating expenses as a result of acquisitions and our continued growth.

     We expect to continue to use cash to fund operations as we continue to develop our products and markets. The time at which our operating revenues will exceed operating expenses, if ever, depends on a wide variety of factors including general business trends, development of our markets, the progress of and changes in our research and development activities and the effect of potential future acquisitions. Given our current cash resources and our ability to control some of the factors that will affect when operating revenues may exceed operating expenses, we believe we have substantial flexibility to continue operations and still have funds available for our operating and capital requirements for at least the next twelve months.

     For fiscal year 2001, we expect to have the following expenditures:

     - We are committed to purchase 87,050 RIM handheld devices. Depending on the mix of products ordered, we estimate the cost will be between $27.8 and $40.0 million.

     - Through 2001, we will spend $18.6 million for debt service on our convertible subordinated notes.

     - We may be required to pay $23.0 million for purchase earn-outs related to certain acquisition related activities.

     - In accordance with our agreement with MindSurf, we have committed to invest an additional $28.2 million in MindSurf in 2001.

     - In January 2001, we invested an additional $10.0 million in Strategy.com.

     - We are committed to provide additional funding of up to $9.6 million to Sila in 2001.

     In addition to the specific expenditures identified above, we expect to continue to invest cash on other capital expenditures, including acquisitions and other strategic opportunities, additional leasehold improvements, network operations centers and associated furniture and equipment.

                      FACTORS AFFECTING OPERATING RESULTS

     Our results of operations are affected by a variety of factors, including those described below.

     We have historically incurred losses and these losses may increase in the future. We reported net losses of $4.7 million, $30.7 million and $362.7 million for the years ended December 31, 1998, 1999, and 2000, respectively. Our amortization of intangible assets has grown significantly as a result of recent acquisitions. In addition, we expect to continue to incur significant sales and marketing, systems development and administrative expenses. Therefore, we will need to generate significant revenue to become profitable and sustain profitability on a quarterly or annual basis. We expect to continue to incur significant losses for the foreseeable future. As a result, we may not be able to achieve profitability on a quarterly or annual basis.

     We may not be able to recover the full value of goodwill recorded on some of our acquisitions and investments. During 1999 and 2000, we recorded approximately $1.7 billion in goodwill and other intangibles related to our acquisitions and made investments in other companies of approximately $154.2 million. Consideration for some of our acquisitions was partially or fully funded through the issuance of shares of our common stock at a time when our stock price was at historically high prices. Most of the companies we acquired or invested in were start-up or newly formed entities. Most of these companies were privately held and their fair values are highly subjective and not readily determinable. At December 31, 2000, the market value of the public companies in which we have invested exceeded our cost of acquiring those investments. Our policy is to review the value of all our acquisitions and investments for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

     At the time of our acquisitions and investments, market valuations and the availability of capital for such companies were at historically high levels. Since the end of 2000, stock prices and market valuations in our industry and similar industries have fallen substantially in response to a variety of factors, including a general downturn in the economy, a curtailment in the availability of capital and a general reduction in technology expenditures. The market valuations of those publicly traded companies in which we have invested and of other companies similar to those we have acquired or invested in have declined substantially since December 31, 2000.

     We are currently evaluating the recent decline in the valuation of our acquisitions and investments to determine if the decline is other than temporary. We believe that if market valuations of similar companies remain at their current levels or decline further, it is likely that we will determine the market decline to be other than temporary and record an impairment charge to reduce the carrying value of the goodwill and intangibles related to our acquisitions and our investments to fair value. Although we cannot determine the amount of any charge we may decide is necessary until we complete our evaluation, any such charge is likely to be substantial.

     Our future results are uncertain because our historical revenue was derived from services other than those we expect to be the focus of our business in the future. We only have a limited history selling our current services, by which you can evaluate our business, financial condition and operating results. Although we commenced operations in January 1996, until March 1997, all of our revenue came from engineering services and not from monthly service subscriptions or software licensing which we now provide and which will be our focus in the future. In addition, our monthly service subscriptions have come primarily from subscriptions to our financial data, wireless internet and messaging and online trading services. Our strategy includes development of other services in other industries. Because of this change in focus and our recent acquisitions, you should not rely on our past performance to evaluate our future performance.

     There is no established market for our services; we may not be able to sell enough of our services to become profitable. The markets for wireless data and transaction services are still emerging. Continued growth in demand for, and acceptance of, these services remains uncertain. Current barriers to market acceptance of these services include cost, reliability, functionality and ease of use. We cannot be certain that these barriers will be overcome. We are currently developing services for some of our business customers pursuant to preliminary agreements, and expect to develop other Aether products. We cannot assure you that these parties will enter into contracts for our services or that products developed for future sale will result in revenue. Our competitors may develop alternative wireless data communications systems that gain broader market acceptance than our systems. If the market for our services does not grow, or grows more slowly than we currently anticipate, we may not be able to attract customers for our services and our revenues would be adversely affected.

     Our customers include technology companies that may be experiencing shortages in capital. This could result in reduced sales to these companies and difficulty in collecting outstanding receivables. During 1999 and 2000, a portion of our revenues came from newly formed technology-based companies, including companies in which we have made investments. Revenues from companies in which we have investments, including OmniSky, Inciscent, MindSurf, ePhones, and ParkStone, were approximately $2.2 million and $10.5 million for the years ended December 31, 1999 and 2000, respectively. Accounts receivable from these companies at December 31, 1999 and 2000 were $612,000 and $4.9 million, respectively. All of our investments were made in participation with other unrelated investors at the same per share price as the other investors. Our investment policy generally limits our investments to companies that have completed at least two rounds of financing and generally requires that an unrelated investor lead the round of financing that we participate in.

     Newly formed technology-based companies have a limited operating history and many have reported significant losses since inception. They are subject to many of the risks and uncertainties that we are, including rapid changes in technology, no established markets for their products, and intense competition, among others. In addition, many of these companies may require significant infusions of capital to continue operations. The availability of such capital has been curtailed and some of these companies may not be able to raise sufficient funds to continue to operate, which could limit our ability to generate further revenues from such companies as well as to collect their outstanding receivables.

     Our recent acquisitions, investments and strategic alliances may not deliver the value we paid or will pay for them. Excessive expenses may result if we do not successfully integrate them, or if the costs and management resources we expend in connection with the integrations exceed our expectations. We expect that our recent acquisitions, investments and strategic alliances and any acquisitions, investments or strategic alliances we may pursue in the future will have a continuing, significant impact on our business, financial condition and operating results. The value of the companies that we acquired or invested in may be less than the amount we paid and our financial results may be adversely affected if:

     - we fail to assimilate the acquired assets with our pre-existing business;

     - we lose key employees of these companies or of Aether as a result of the acquisitions;

     - our management's attention is diverted by other business concerns; or

     - we assume unanticipated liabilities related to the acquired assets.

     In addition, the companies we have acquired or invested in or may acquire or invest in are subject to each of the business risks we describe in this section, and if they incur any of these risks the businesses may not be as valuable as the amount we paid. Further, we cannot guarantee that we will realize the benefits or strategic objectives we were seeking to obtain by acquiring or investing in these companies.

     We may have to take actions that are disruptive to our business strategy to avoid registration under the Investment Company Act of 1940. As part of our business strategy, we own minority and majority equity interests in a number of ventures. While we believe we are not currently an investment company, our ownership of these securities could potentially subject us to registration under the Investment Company Act of 1940, which, absent an applicable exclusion or exemption, requires registration for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. If we were required to register as an investment company, we would not be able to continue operating our business in accordance with our business plan. Accordingly, we intend to take all necessary steps to avoid being deemed an investment company. These necessary steps might disrupt our business strategy of forming joint ventures with strategic partners and making equity investments in companies with whom we have a strategic relationship to develop new technology or extend the reach of existing products and services. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets excluding cash items and government securities as defined in the Investment Company Act, subject to certain exclusions and exemptions. Any acquisition or disposition of assets, or fluctuations in the value of our assets may require us to take steps to avoid registration under the Investment Company Act. In particular, a write down of the value of our acquisitions such as those that may occur as a result of the recent market downturn, could increase the percentage of our total assets accounted for by investment securities. The steps required to avoid registration could include buying, refraining from buying, selling or refraining from selling securities in circumstances where we would not take these actions except to avoid registration under the Investment Company Act. For example, we may have to retain majority or controlling interests in our joint ventures after their initial public offerings, which would require us to expend significant amounts of capital that we might otherwise use to expand our products and services in other market segments. Moreover, we may incur tax liabilities if we are required to sell assets. We may also be unable to purchase additional investment securities that may be important to our business strategy. We have applied to the SEC for an exemptive order declaring that we are not an investment company and are not required to register under the Investment Company Act. We may not ultimately be successful in receiving such an order.

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

     We depend upon wireless networks owned and controlled by others. If we do not have continued access to sufficient capacity on reliable networks, we may be unable to deliver services and our sales could decrease. Our ability to grow and achieve profitability partly depends on our ability to buy sufficient capacity on the networks of wireless carriers such as Verizon Wireless, Bell South Corporation, Motient and AT&T Wireless and on the reliability and security of their systems. All of our services are delivered using airtime purchased from third parties. We depend on these companies to provide uninterrupted and "bug free" service and would not be able to satisfy our customers' needs if they failed to provide the required capacity or needed level of service. In addition, our expenses would increase and our profitability could be materially adversely affected if wireless carriers were to increase the prices of their services. Our existing agreements with the wireless carriers generally have one-year terms. Some of these wireless carriers are, or could become, our competitors and if they compete with us they may refuse to provide us with their services.

     Our failure to develop recognition for the Aether brand could prevent us from achieving a profitable level of sales. Our expenses related to sales and marketing activities were $840,000, $2.1 million and $54.2 million for the years ended December 31, 1998, 1999 and 2000 respectively. We intend to increase the market presence of our brand over time and continue to focus on generating leads and sales opportunities, which will require us to continue our increased spending on sales and marketing. We have applied for, but have not received, federal trademark registrations for the names "Aether(TM)," and "Aether Systems(TM)" and as well as names of key products. We may not be able to use these names effectively or at all if we fail to obtain such registrations due to conflicting marks or otherwise. As a result of our recent acquisitions, we expect to market our acquired products and services under their existing brands. We may lose existing customers or fail to attract new customers if these brands are not well received by our customers, if our marketing efforts are not productive, if we are otherwise unsuccessful in increasing our brand awareness or if our competition has greater brand recognition.

     We depend on third parties for the marketing and sales of some of our services. If the marketing efforts of these third parties are not effective, we may not achieve a profitable level of sales. We rely substantially on the efforts of others to market and sell some of our wireless data communications services, in particular the online trading services. We also expect to rely on the marketing efforts of our strategic relationship partners for products under development in our other market segments such as healthcare and wireless commerce. We cannot control whether or how these third parties who sell and market our services will perform their obligations to market our services. If these third parties fail to market our services or their efforts fail to result in new customers, we may be unable to attract new customers and our revenue could be adversely affected.

     We may fail to support our anticipated growth in operations, which could reduce demand for our services and materially adversely affect our revenue. Our business strategy is based on the assumption that the number of subscribers to our services, the amount of information they want to receive and the number of services we offer will all increase. We must continue to develop and expand our systems and operations to accommodate this growth. The expansion and adaptation of our customer service and network operations centers require substantial financial, operational and management resources. We may be unable to expand our operations for one or more of the following reasons:

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

     We depend on recruiting and retaining key management and technical personnel with wireless data and software experience. We may not be able to develop new products or support existing products if we cannot hire or retain qualified employees. Because of the technical nature of our products and the dynamic market in which we compete, our performance depends on attracting and retaining key employees. Competition for qualified personnel in the wireless data and software industries is intense and finding qualified personnel with experience in both industries is even more difficult. We believe there are only a limited number of individuals with the requisite skills in the field of wireless data communication, and it is becoming increasingly difficult to hire and retain these persons. Competitors and others have in the past attempted, and may in the future attempt, to recruit our employees. Each of our engineers has entered into a non-competition agreement with us for a period of ten months after they leave Aether. These agreements will not prevent our engineers from leaving or working for competitors relatively soon after they leave us.

     We currently maintain a key person life insurance policy for David S. Oros, our chairman and chief executive officer. We do not maintain insurance policies for any of our other executive officers.

     We may not have adequately protected our intellectual property rights, which could allow competitors to develop similar products using similar technology, thus reducing our sales and revenue. We have attempted to protect our technology, including the technology we have obtained or will obtain in our acquisitions, through patent, trademark and copyright protection, as well as through trade secret laws and non-competition and non-disclosure agreements with all employees. Patents may infringe on valid patents held by third parties, or patents held by third parties may limit the scope of any patents we receive. In particular, the patent we acquired in our acquisition of Riverbed covers a technology that is similar to other patented technologies. In addition, we have applied for but have as yet no international patent protection in this technology. If we are not adequately protected, other companies with sufficient engineering expertise could develop competing products based on our intellectual property and reduce our sales and revenue.

     We may be sued by third parties for infringement of their intellectual property rights and incur costs of defense and possibly royalties or lose the right to use technology important to providing our services. The telecommunications and software industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of participants in our market increases, the possibility of an intellectual property claim against us could increase. Intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, could require us to enter into costly royalty arrangements, could divert management attention from administering our business and could hinder us from conducting our business.

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

     Disruption of our services due to accidental or intentional security breaches may harm our reputation, potentially causing a loss of sales and an increase in our expenses. A significant barrier to the growth of wireless data services or transactions on the Internet or by other electronic means has been the need for secure transmission of confidential information. Our systems could be disrupted by unauthorized access, computer viruses and other accidental or intentional actions. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. If a third party were able to misappropriate our users' personal or proprietary information or credit card information, we could be subject to claims, litigation or other potential liabilities that could materially adversely impact our revenue and may result in the loss of customers.

     Any type of systems failure could reduce sales, increase costs or result in claims of liability. Our existing wireless data services are dependent on real-time, continuous feeds from Reuters Selectfeed Plus and others. The ability of our subscribers to make securities trades, receive sales leads and receive critical business information requires timely and uninterrupted connections with our wireless network carriers. Any disruption from our satellite feeds or backup landline feeds could result in delays in our subscribers' ability to receive information or execute trades. We cannot be sure that our systems will operate appropriately if we experience a hardware or software failure or if there is an earthquake, fire or other natural disaster, a power or telecommunications failure, intentional disruptions of service by third parties, an act of God or an act of war. A failure in our systems could cause delays in transmitting data, and as a result we may lose customers or face litigation that could involve material costs and distract management from operating our business.

     Our ability to sell new and existing services at a profit could be impaired by competitors. Intense competition could develop in the market for services we offer. We developed our software using standard industry development tools. Many of our agreements with wireless carriers, wireless handheld device manufacturers and data providers are non-exclusive. Our competitors could develop and use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services. Our potential competitors could include wireless network carriers such as Verizon Wireless and AT&T Wireless, software developers such as Microsoft Corporation, 724 Solutions and Openwave Systems and systems integrators such as IBM. Many of our potential competitors have significantly greater resources than we do. Furthermore, competitors may develop a different approach to marketing the services we provide in which subscribers may not be required to pay for the information provided by our services. Competition could reduce our market share or force us to lower prices to unprofitable levels.

     We may lose the opportunity to pursue desirable projects to Inciscent, OmniSky, Sila and MindSurf and other companies in which we hold equity interests, because some of our directors and executive officers serve on the boards of directors of these companies. David S. Oros, our chairman and chief executive officer, and some of our other executive officers and directors have been appointed to the boards of directors of companies in which we hold an equity interest, including OmniSky, Sila, MindSurf and Inciscent. These other companies may develop products that compete with our own products. Mr. Oros and the other directors and executive officers may learn of business opportunities that are appropriate for the boards on which they serve and Mr. Oros and these other individuals may not be required to make those opportunities available to us. If OmniSky, Sila, Inciscent, MindSurf or any other joint ventures we may enter into pursue opportunities that we would have an interest in pursuing, our business may fail to grow or our existing business may suffer. Mr. Oros and these other directors and executive officers may also have other conflicts of interest with Aether because of their positions with OmniSky, Sila, Inciscent and MindSurf and OmniSky's, Sila's, Inciscent's and MindSurf's contractual relationships with Aether.

     An interruption in the supply of products and services that we obtain from third parties could cause a decline in sales of our services, and products we purchase to avoid shortages may become obsolete before we can use them. In designing, developing and supporting our wireless data services, we rely on wireless carriers, wireless handheld device manufacturers, content providers and software providers. These suppliers may experience difficulty in supplying us products or services sufficient to meet our needs or they may terminate or fail to renew contracts for supplying us these products or services on terms we find acceptable. Any significant interruption in the supply of any of these products or services could cause a decline in sales of our services unless and until we are able to replace the functionality provided by these products and services. RIM is our primary provider of pager devices. Novatel and Sierra Wireless, Inc. are our only suppliers of wireless modems, which are an integral hardware component of our services. It can be difficult to obtain these wireless modems and their parts. Although we have purchased a large supply of these modems, they may become obsolete before we are able to use them. We also depend on third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. In addition, we rely on the ability of our content providers -- including Reuters, the New York Stock Exchange, Inc., the Chicago Board of Trade, the Nasdaq Stock Market, Inc. and the Options Price Reporting Authority -- to continue to provide us with uninterrupted access to the news and financial information we provide to our customers. The failure of third parties to meet these criteria, or their refusal or failure to deliver the information for whatever reason, could materially harm our business.

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

     Our sales of financial data and trading services could decrease if there is a decline in securities trading. We earn a substantial portion of our revenue from services that provide financial information and wireless trading capability. If there is a prolonged decline in the overall level of securities trading, or online trading in particular, our operating results may decline. A prolonged decline in securities trading may result from:

     - loss of confidence in the reliability or security of online trading systems;

     - government regulation of the securities industry or online trading; or

     - a prolonged downturn or volatility in the stock market.

     Our software may contain defects or errors, and our sales could go down if this injures our reputation or delays shipments of our software. Our software products and platforms are complex and must meet the stringent technical requirements of our customers. We must develop our services quickly to keep pace with the rapidly changing software and telecommunications markets. Software as complex as ours is likely to contain undetected errors or defects, especially when first introduced or when new versions are released. Our software may not be free from errors or defects after delivery to customers has begun, which could result in the rejection of our software or services, damage to our reputation, lost revenue, diverted development resources and increased service and warranty costs.

     New laws and regulations that impact our industry could increase our costs or reduce our opportunities to earn revenue. We are not currently subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to businesses in general. However, in the future, we may become subject to regulation by the FCC or another regulatory agency. In addition, the wireless carriers who supply us airtime and certain of our hardware suppliers are subject to regulation by the FCC and regulations that affect them could increase our costs or reduce our ability to continue selling and supporting our services.

     We conduct operations in a number of countries through Sila and other subsidiaries and are subject to risks of international operations. We currently operate outside the U.S. through Sila and other subsidiaries, which have operations throughout Europe and Asia. We expect that Sila's management will independently perform the day-to-day operations of our joint venture and will not be within our day-to-day control. Any failure by Sila and other subsidiaries to successfully implement or maintain services could result in negative publicity and have an unfavorable impact on our ability to expand our products and services to Europe and Asia. We face various risks in expanding outside the U.S., including:

     - difficulty and cost of monitoring our international operations;

     - cultural differences in the conduct of business;

     - unexpected changes in regulatory requirements, including U.S. export restrictions on encryption technologies; and

     - recessionary or inflationary environments in foreign economies, particularly in Asian countries and in the financial services sector.

     We cannot ensure that our international operations will contribute positively to our business, financial condition or result of operations. Our failure to manage international growth could result in higher operating costs than anticipated or could delay or preclude altogether our ability to generate revenues in international markets. In addition, our expanding operations outside the U.S. are, in some instances, conducted in currencies other than the U.S. dollar and fluctuations in the value of foreign currencies relative to the U.S. dollar could cause currency exchange losses. We cannot predict the effect of exchange rate fluctuations on our future operating results.

     Debt service obligations may adversely affect our cash flow. As a result of the $310.5 million of 6% convertible subordinated notes due 2005 currently outstanding, we have a substantial amount of indebtedness, primarily consisting of the notes. As a result of this indebtedness, we are obligated to make principal and interest payments. There is a possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. We cannot assure you that additional financing arrangements will be available on commercially reasonable terms or at all.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk related to our cash and cash equivalents and short-term investments. Substantially all of our excess funds are invested in cash equivalents with maturities of less than ninety days. Our investment policy calls for investment in short-term low risk instruments. At December 31, 2000, we had $873 million invested in money market, commercial paper and certificates of deposit. A rise in interest rates would have an adverse impact on the fair value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. Because of the short-term nature of our cash equivalents, we do not believe that we are exposed to significant interest rate risks on these instruments.

     At December 31, 2000, we have $2.6 million in investments with maturities that range from less than one year to ten years. While these instruments expose us to some risks, we do not believe that the amount of these investments is significant.

     We are exposed to interest rate risk on our fixed rate subordinated convertible notes payable. The fair value of this fixed rate debt is sensitive to changes in interest rates. If market rates decline, the required payments will exceed those based on current market rates. Under our current policy, we do not use interest rate derivative instruments to manage our risk of interest rate fluctuations. We do not believe such risk is material to our results of operations.

     Since the acquisition of IFX and the related formation of Sila and the commencement of U.S. sales to foreign countries, we have been exposed to foreign currency exchange risk. All sales from the U.S. to foreign countries have been denominated in U.S. dollars. Since the revenue and expenses of Sila generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the U.S. dollar will subject us to currency translation risk with respect to the reported results of Sila as well as risks sometimes associated with international operations. The countries in which Sila has operations have traditionally had relatively stable currencies. We do not hedge our foreign currency exposure. We do not believe that our exposure to foreign currency rate fluctuations is material at this time.

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

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be included in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "Directors and Executive Officers" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item will be included in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be included in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

     The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-1
Report of Other Independent Auditors........................  F-2
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................  F-3
Consolidated Statements of Operations and Other
  Comprehensive Loss for the years ended December 31, 1998,
  1999, and 2000............................................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998, 1999, and 2000.............  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999, and 2000.........................  F-6
Notes to Consolidated Financial Statements..................  F-8

(a)(2)  FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedules required by this item are submitted on page S-1 of this Report.

                                                              PAGE
                                                              ----
Schedule II -- Valuation and Qualifying Accounts............  S-2

     All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3)  EXHIBITS

     The exhibit index is incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 2000.

(c)  EXHIBITS

     The exhibits required by this Item are listed in the Index of Exhibits.

(d)  FINANCIAL STATEMENTS SCHEDULES

     The financial statement schedules required by this Item are listed under
Item 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2001.

                                         AETHER SYSTEMS, INC.

                                         By: /s/      DAVID S. OROS
                                            ------------------------------------
                                                       DAVID S. OROS
                                            Chairman and Chief Executive Officer

                            ------------------------

                               POWER OF ATTORNEY

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

                            ------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                   SIGNATURE                                        TITLE                          DATE
                   ---------                                        -----                          ----

               /s/ DAVID S. OROS                           Chairman, President and            March 31, 2001
- ------------------------------------------------           Chief Executive Officer
                 DAVID S. OROS

              /s/ DAVID C. REYMANN                         Chief Financial Officer            March 31, 2001
- ------------------------------------------------           (Principal Financial and
                DAVID C. REYMANN                             Accounting Officer)

            /s/ J. CARTER BEESE, JR.                               Director                   March 31, 2001
- ------------------------------------------------
              J. CARTER BEESE, JR.

            /s/ FRANK A. BONSAL, JR.                               Director                   March 31, 2001
- ------------------------------------------------
              FRANK A. BONSAL, JR.

                /s/ MARK D. EIN                                    Director                   March 31, 2001
- ------------------------------------------------
                  MARK D. EIN

              /s/ RAHUL C. PRAKASH                                 Director                   March 31, 2001
- ------------------------------------------------
                RAHUL C. PRAKASH

             /s/ JANICE M. ROBERTS                                 Director                   March 31, 2001
- ------------------------------------------------
               JANICE M. ROBERTS

             /s/ DR. RAJENDRA SINGH                                Director                   March 31, 2001
- ------------------------------------------------
               DR. RAJENDRA SINGH

                   SIGNATURE                                        TITLE                          DATE
                   ---------                                        -----                          ----

              /s/ GEORGE P. STAMAS                                 Director                   March 31, 2001
- ------------------------------------------------
                GEORGE P. STAMAS

               /s/ ROBIN T. VASAN                                  Director                   March 31, 2001
- ------------------------------------------------
                 ROBIN T. VASAN

               /s/ DEVIN N. WENIG                                  Director                   March 31, 2001
- ------------------------------------------------
                 DEVIN N. WENIG

             /s/ THOMAS E. WHEELER                                 Director                   March 31, 2001
- ------------------------------------------------
               THOMAS E. WHEELER

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DOCUMENT AND DESCRIPTION
- -------                     ------------------------
   2.1    Agreement of Merger, dated October 18, 1999, between Aether
          Systems LLC, and Aether Systems, Inc. (1)
   2.2    Stock Purchase Agreement by and among Aether Technologies,
          International, L.L.C., Mobeo, Inc. and Peter Kibler, Winston
          Barrett and Edward Spear dated August 19, 1999. (1)
   2.3    Stock Purchase Agreement by and among Aether Systems, Inc.,
          LocusOne Communications, Inc. and the stockholders named
          therein dated January 25, 2000. (2)
   2.4    Agreement and Plan of Merger dated February 9, 2000 by and among Aether Systems, Inc., RT Acquisition, Inc. and
          Riverbed Technologies, Inc. (3)
   2.5    LLC Interest Purchase Agreement made effective as of April
          18, 2000 by and among Aether Systems, Inc., Net Search LLC and the members of Net Search, LLC and Augustine N. Esposito
          (4)
   2.6    Share Purchase Agreement relating to IFX Group Limited (4)
   2.7    Agreement and Plan of Merger by and among Aether Systems,
          Inc. and Cerulean Technology, Inc. (5)
   3.1    Amended and Restated Certificate of Incorporation of Aether
          Systems, Inc. (as amended) (4)
   3.2    Bylaws of Aether Systems, Inc. (1)
   4.1    Specimen Certificate for Aether Systems Common Stock. (1)
   4.2    Form of Indenture for Convertible Debt (3)
  10.1    Amended and Restated License, Marketing and Distribution
          Agreement between Reuters America, Inc. and Aether
          Technologies International, L.L.C. dated August 11, 1998.
          (1)
  10.2    Contract Between Morgan Stanley Dean Witter Online Direct,
          Inc. and Aether Technologies International, L.L.C. dated
          August 5, 1999. (1)
  10.3    Options Price Reporting Authority Vendor Agreement between
          Aether Technologies and the American Stock Exchange, Inc.
          dated June 3, 1997. (1)
  10.4    Agreement between Aether Technologies International, L.L.C.
          and New York Stock Exchange dated July 19, 1999. (1)
  10.5    Vendor Agreement by and between Aether Technologies
          International, L.L.C. and the Nasdaq Stock Market, Inc.
          dated October 4, 1996. (1)
  10.6    Dow Jones Indexes Enterprise Distribution Agreement dated
          April 23, 1999. (1)
  10.7    Employment Agreement between Aether Technologies
          International, L.L.C. and David Oros dated July 7, 1999. (1)
  10.8    Employment Agreement between Aether Technologies
          International, L.L.C. and David Reymann dated May 18, 1999.
          (1)
  10.9    Series A Preferred Stock Purchase Agreement dated August 9,
          1999. (1)
  10.10   Investors' Rights Agreement by and among AirWeb Corporation and each of the holders of the Series A Preferred Stock
          listed in Schedule A and Patrick McVeigh, Barak Berkowitz,
          Michael Bolbec and Andrew Simms dated August 9, 1999. (1)
  10.11   Right of First Refusal and Co-Sale Agreement by and among
          AirWeb Corporation, Inc., and those holders of the Common
          Stock identified in Schedule A and B dated August 9, 1999.
          (1)
  10.12   Voting Agreement by and among the holders of Common Stock
          set forth in Schedule A and Purchase of the Series A
          Preferred Stock dated August 9, 1999. (1)
  10.13   Aether-OmniSky Side Letter regarding development and resale services dated August 9, 1999. (1)
  10.14   Software License Agreement by and between Aether
          Technologies International, L.L.C. and AirWeb Corporation
          dated August 9, 1999. (1)
  10.15   AirWeb Corporation Warrant to Purchase 3,000,000 Shares of
          Series A Preferred Stock dated August 9, 1999. (1)
  10.16   Strategic License Agreement between Aether Technologies
          International, L.L.C. and Riverbed Technologies, Inc. dated
          June 15, 1999. (1)
  10.17   Consulting Agreement between Aether Technologies, L.L.C. and
          Orbcomm Global, L.P. dated October 26, 1998. (1)

EXHIBIT
NUMBER                      DOCUMENT AND DESCRIPTION
- -------                     ------------------------
  10.18   Credit Agreement dated September 28, 1999 among Merrill
          Lynch & Co. and the leaders named therein. (1)
  10.19   Aether Systems, Inc. 1999 Equity Incentive Plan effective as of October 1, 1999 (1)
  10.20   Aether Systems, Inc. Senior Bonus Plan effective as of
          September 29, 1999 (1)
  10.21   Aether Systems, Inc. Acquisitions Incentive Plan effective as of December 15, 2000 (6)
  10.22   Amended and Restated Registration Rights Agreement dated
          March 3, 2000 (1)
  10.23   Form of Subscription Agreement between Aether Systems, Inc.
          and National Discount Brokers (1)
  10.24   Series B Preferred Stock Purchase Agreement dated January
          18, 2000 (3)
  10.25   Master Agreement between Aether Systems, Inc. and Charles
          Schwab & Co., Inc., dated December 23, 1999 (3)
  10.26   Inciscent, Inc. Series A Stock Purchase Agreement (3)
  10.27   Agreement between National Discount Brokers Corporation and
          Aether Systems, Inc., dated November 4, 1999 (3)
  10.28   Development Agreement between Response Services, LLC and
          Aether Systems, Inc. dated January 12, 2000 (3)
  10.29   Shareholders Agreement dated May 5, 2000 relating to Sila
          Communications Limited (4)
  11.1    Statement regarding computation of per share earnings.
  21.1    Subsidiaries of Aether Systems
  23.1    Consent of KPMG LLP
  23.2    Consent of Ernst & Young

- ---------------
(1) Incorporated by reference to the Registration Statement (File No. 333-85697) on Form S-1 filed with the Commission on October 20, 1999, as amended.

(2) Incorporated by reference to the Form 8-K filed with the Commission on February 15, 2000.

(3) Incorporated by reference to the Registration Statement (File No. 333-30852) or Form S-1 filed with the Commission on February 22, 2000, as amended.

(4) Incorporated by reference to the Form 10-Q filed with the Commission on August 14, 2000.

(5) Incorporated by reference to the Registration Statement (File No. 333-44566) on Form S-1 filed with the Commission on September 27, 2000, as amended.

(6) Incorporated by reference to the Registration Statement (File No. 333-52222) on Form S-8 filed with the Commission on December 20, 2000.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Aether Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Aether Systems, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Sila Communications Limited, a majority-owned subsidiary, which statements reflect total assets constituting 6.7% and total revenues constituting 21.7% of the related consolidated totals in 2000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to the amounts included for Sila Communications Limited, is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aether Systems, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

McLean, Virginia
February 5, 2001

                         REPORT OF INDEPENDENT AUDITORS

To  The Board of Directors
     Sila Communications Limited

We have audited the consolidated balance sheet of Sila Communications Limited as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the period from May 5, 2000 (inception) to December 31, 2000 (not separately included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United Kingdom auditing standards and United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sila Communications Limited at December 31, 2000 and the consolidated results of its operations and its consolidated cash flows for the period from May 5, 2000 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                 [ERNST & YOUNG LLP LOGO]

London, England

February 2, 2001
except for Note 16 -- Subsequent Events
as to which the date is March 30, 2001

                              AETHER SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        2000
                                                              --------   ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 78,542   $  856,391
  Restricted cash...........................................        --       16,356
  Short-term investments....................................     2,092        2,648
  Trade accounts receivable, net of allowance for doubtful
     accounts of $56 and $5,695 at December 31, 1999 and
     2000, respectively.....................................     1,003       30,263
  Inventory, net of allowance for obsolescence of $115 and
     $137 at December 31, 1999 and 2000, respectively.......       688       19,130
  Prepaid expenses and other current assets.................     4,995       17,081
                                                              --------   ----------
          Total current assets..............................    87,320      941,869
Property and equipment, net.................................     2,796       53,223
Investments.................................................        75      182,444
Intangibles, net............................................    12,209    1,478,485
Other assets, net...........................................       134       21,354
                                                              --------   ----------
                                                              $102,534   $2,677,375
                                                              ========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,426   $    9,747
  Accrued expenses..........................................     1,620       37,168
  Accrued employee compensation and benefits................       971       12,566
  Acquisitions payable......................................        --       29,781
  Deferred revenue..........................................       175       14,170
  Accrued interest payable..................................        --        5,072
  Current portion of notes payable..........................        --       13,741
                                                              --------   ----------
          Total current liabilities.........................     4,192      122,245
Convertible subordinated notes payable and other notes
  payable, less current portion.............................        --      321,201
Deferred tax liability......................................        --       10,694
Minority interest in net assets of a subsidiary.............        --       55,537
Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
     authorized; 0 shares issued and outstanding at December
     31, 1999 and 2000......................................        --           --
  Common stock, $0.01 par value; 75,000,000 and
     1,000,000,000 shares authorized; 27,154,398 and
     40,415,722 shares issued and outstanding at December
     31, 1999 and 2000, respectively........................       271          404
  Additional paid-in capital................................   120,892    2,552,016
  Accumulated deficit.......................................   (22,614)    (385,314)
  Notes receivable from stockholder.........................      (137)          --
  Foreign currency translation adjustment...................        --         (113)
  Unrealized gain (loss) on investments available for
     sale...................................................       (70)         705
                                                              --------   ----------
          Total stockholders' equity........................    98,342    2,167,698
                                                              --------   ----------
Commitments and contingencies...............................
                                                              $102,534   $2,677,375
                                                              ========   ==========

          See accompanying notes to consolidated financial statements.

                              AETHER SYSTEMS, INC.

       CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1998       1999       2000
                                                              -------   --------   ---------
Subscriber revenue..........................................  $   549   $  3,732   $  31,160
Engineering services revenue................................      963      2,594       9,444
Software and related services revenue.......................       --         --      17,550
                                                              -------   --------   ---------
          Total revenue.....................................    1,512      6,326      58,154
Cost of subscriber revenue..................................      797      2,110      18,412
Cost of engineering services revenue........................      304      1,366       5,693
Cost of software and related services revenue...............       --         --       5,911
                                                              -------   --------   ---------
          Total cost of revenue.............................    1,101      3,476      30,016
                                                              -------   --------   ---------
          Gross profit......................................      411      2,850      28,138
                                                              -------   --------   ---------
Operating expenses:
  Research and development (exclusive of option and warrant
     expense)...............................................    1,267      2,614      30,189
  General and administrative (exclusive of option and
     warrant expense).......................................    2,773      5,891      52,937
  Selling and marketing (exclusive of option and warrant
     expense)...............................................      840      2,095      54,151
  In-process research and development related to
     acquisitions...........................................       --         --       7,860
  Depreciation and amortization.............................      265      1,089     238,074
  Option and warrant expense:
     Research and development...............................       --        150       6,233
     General and administrative.............................       33     18,005       6,246
     Selling and marketing..................................       --      1,043       1,866
                                                              -------   --------   ---------
                                                                5,178     30,887     397,556
                                                              -------   --------   ---------
          Operating loss....................................   (4,767)   (28,037)   (369,418)
Other income (expense):
     Interest income (expense), net.........................       74       (229)     42,351
     Equity in losses of investments........................       --     (2,425)    (47,886)
     Minority interest......................................       --         --      10,692
                                                              -------   --------   ---------
          Loss before income taxes..........................  $(4,693)  $(30,691)  $(364,261)
Income tax benefit..........................................       --         --       1,561
                                                              -------   --------   ---------
Net loss....................................................  $(4,693)  $(30,691)  $(362,700)
Other comprehensive loss:
     Unrealized holding gain (loss) on investments available
       for sale.............................................      (58)       (12)        775
     Foreign currency translation adjustment................       --         --        (113)
                                                              -------   --------   ---------
Comprehensive loss..........................................  $(4,751)  $(30,703)  $(362,038)
                                                              =======   ========   =========
Net loss per share-basic and diluted........................                       $   (9.99)
                                                                                   =========
     Weighted average shares outstanding--basic and
       diluted..............................................                          36,310
                                                                                   =========
Pro forma statement of operations data (unaudited):
     Loss before income taxes, as reported..................  $(4,693)  $(30,691)
     Pro forma income tax provision (benefit)...............       --         --
                                                              -------   --------
     Pro forma net loss.....................................  $(4,693)  $(30,691)
                                                              =======   ========
     Pro forma net loss per share-basic and diluted.........  $ (0.29)  $  (1.45)
                                                              =======   ========
     Pro forma weighted average shares outstanding-basic and
       diluted..............................................   15,916     21,207
                                                              =======   ========

          See accompanying notes to consolidated financial statements.

                              AETHER SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                        NOTES        FOREIGN
                                                          ADDITIONAL                 RECEIVABLE     CURRENCY       UNREALIZED
                                     PREFERRED   COMMON    PAID-IN     ACCUMULATED      FROM       TRANSLATION   GAIN (LOSS) ON
                                       STOCK     STOCK     CAPITAL       DEFICIT     STOCKHOLDER   ADJUSTMENT     INVESTMENTS
                                     ---------   ------   ----------   -----------   -----------   -----------   --------------
Balance at December 31, 1997.......     $--       $ --    $       --    $      --       $  --         $  --           $ --
Issuance of member units...........     --          --            --           --          --            --             --
Issuance of warrants in June
  1998.............................     --          --            --           --          --            --             --
Exercise of warrants in August
  1998.............................     --          --            --           --          --            --             --
Conversion of note payable and
  issuance of member units in
  August 1998......................     --          --            --           --          --            --             --
Unit option and warrant expense....     --          --            --           --          --            --             --
Unrealized loss on investments
  available for sale...............     --          --            --           --          --            --
Note receivable from member........     --          --            --           --          --            --             --
Net loss...........................     --          --            --           --          --            --             --
                                        --        ----    ----------    ---------       -----         -----           ----
Balance at December 31, 1998.......     --          --            --           --          --            --
Issuance of replacement options in
  Mobeo acquisition................     --          --            --           --          --            --             --
Exercise of unit options and
  warrants.........................     --          --            --           --          --            --             --
Option and warrant expense.........     --          --            --           --          --            --             --
Net loss -- pre merger.............     --          --            --           --          --            --             --
Merger of Aether Technologies
  International, L.L.C. into Aether
  Systems, Inc. in October 1999....     --         200         2,714           --        (137)           --            (58)
Net proceeds of initial public
  offering.........................     --          69       101,045           --          --            --             --
Unrealized loss on investments
  available for sale...............     --          --            --           --          --            --            (12)
Option and warrant expense.........     --          --        16,875           --          --            --             --
Exercise of stock options..........     --           2           258           --          --            --             --
Net loss -- post merger............     --          --            --      (22,614)         --            --             --
                                        --        ----    ----------    ---------       -----         -----           ----
Balance at December 31, 1999.......     $--       $271    $  120,892    $ (22,614)      $(137)           --           $(70)
                                        --        ----    ----------    ---------       -----         -----           ----
Repayment on note receivable from
  stockholder......................     --          --            --           --         137            --             --
Gain on sales of stock by equity
  method investee..................     --          --        73,349           --          --            --             --
Proceeds from secondary offering...     --          54     1,056,872           --          --            --             --
Issuance of stock and replacement
  options in Riverbed
  acquisition......................     --          45     1,136,038           --          --            --             --
Issuance of stock and replacement
  options in Cerulean
  acquisition......................     --           5        69,944           --          --            --             --
Issuance of stock and replacement
  options in RTS acquisition.......     --          13        77,941           --          --            --             --
Exercise of options and warrants...     --          16         2,635           --          --            --             --
Option and warrant expense.........     --          --        14,345           --          --            --             --
Unrealized gain on investments
  available for sale...............     --          --            --           --          --            --            775
Foreign currency translation.......     --          --            --           --          --          (113)            --
Net loss...........................     --          --            --    $(362,700)         --            --             --
                                        --        ----    ----------    ---------       -----         -----           ----
Balance at December 31, 2000.......     $--       $404    $2,552,016    $(385,314)      $  --         $(113)          $705
                                        ==        ====    ==========    =========       =====         =====           ====


                                     MEMBERS'
                                     CAPITAL      TOTAL
                                     --------   ----------
Balance at December 31, 1997.......   $   74    $       74
Issuance of member units...........   12,499        12,499
Issuance of warrants in June
  1998.............................       50            50
Exercise of warrants in August
  1998.............................       --            --
Conversion of note payable and
  issuance of member units in
  August 1998......................      252           252
Unit option and warrant expense....       32            32
Unrealized loss on investments
  available for sale...............      (58)          (58)
Note receivable from member........     (127)         (127)
Net loss...........................   (4,693)       (4,693)
                                      ------    ----------
Balance at December 31, 1998.......    8,029         8,029
Issuance of replacement options in
  Mobeo acquisition................      374           374
Exercise of unit options and
  warrants.........................       70            70
Option and warrant expense.........    2,323         2,323
Net loss -- pre merger.............   (8,077)       (8,077)
Merger of Aether Technologies
  International, L.L.C. into Aether
  Systems, Inc. in October 1999....   (2,719)           --
Net proceeds of initial public
  offering.........................                101,114
Unrealized loss on investments
  available for sale...............       --           (12)
Option and warrant expense.........       --        16,875
Exercise of stock options..........       --           260
Net loss -- post merger............       --       (22,614)
                                      ------    ----------
Balance at December 31, 1999.......   $   --    $   98,342
                                      ------    ----------
Repayment on note receivable from
  stockholder......................       --           137
Gain on sales of stock by equity
  method investee..................       --        73,349
Proceeds from secondary offering...       --     1,056,926
Issuance of stock and replacement
  options in Riverbed
  acquisition......................       --     1,136,083
Issuance of stock and replacement
  options in Cerulean
  acquisition......................       --        69,949
Issuance of stock and replacement
  options in RTS acquisition.......       --        77,954
Exercise of options and warrants...       --         2,651
Option and warrant expense.........       --        14,345
Unrealized gain on investments
  available for sale...............       --           775
Foreign currency translation.......       --          (113)
Net loss...........................       --      (362,700)
                                      ------    ----------
Balance at December 31, 2000.......   $   --    $2,167,698
                                      ======    ==========

          See accompanying notes to consolidated financial statements.

                              AETHER SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                 1998        1999       2000
                                                              ----------   --------   ---------
Cash flows from operating activities:
  Net loss..................................................   $ (4,693)   $(30,691)  $(362,700)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization...........................        265       1,089     238,074
    Provision (recovery) for doubtful accounts..............        157         (59)      1,391
    Provision (recovery) for inventory obsolescence.........        170         (54)         83
    Equity in losses of investments.........................         --       2,425      47,886
    Issuance of warrants....................................         50          --          --
    Option and warrant expense..............................         33      19,198      14,345
    Minority interest.......................................         --          --     (10,692)
    Income tax benefit......................................         --          --      (1,561)
    In process research and development related to
       acquisitions.........................................         --          --       7,860
    Changes in assets and liabilities, net of acquired
       assets and liabilities:
       Increase in trade accounts receivable................       (153)     (1,732)    (17,177)
       Increase in inventory................................       (313)       (491)    (10,019)
       Increase in prepaid expenses and other assets........        (36)     (3,616)     (9,186)
       Increase (decrease) in accounts payable..............         83        (377)     (3,479)
       Increase in accrued expenses, accrued employee
         compensation and benefits, interest payable and
         acquisitions payable...............................        217       2,052      36,180
       Increase (decrease) in deferred revenue..............       (163)        176       5,156
                                                               --------    --------   ---------
         Net cash used by operating activities..............     (4,383)    (12,080)    (63,839)
                                                               --------    --------   ---------
Cash flows used by investing activities:
  Sales and maturities of short-term investments............      1,295      12,640       7,731
  Purchases of short-term investments.......................     (7,535)     (8,722)     (5,618)
  Acquisitions, net of cash acquired........................         --     (11,548)   (303,741)
  Purchases of property and equipment.......................       (228)     (2,447)    (48,346)
  Investments...............................................         --      (2,500)   (158,412)
  Increase in other intangible assets.......................         --          --      (1,800)
  Increase in other assets..................................         --          --      (2,053)
                                                               --------    --------   ---------
         Net cash used in investing activities..............     (6,468)    (12,577)   (512,239)
                                                               --------    --------   ---------
Cash flows provided by financing activities:
  Issuance of member units..................................     12,501          --          --
  Proceeds from issuance of common stock....................         --     101,114   1,056,926
  Proceeds from issuance of convertible debt................         --          --     300,294
  Proceeds from note payable/credit facility................        500      14,830          --
  Repayments on notes payable/credit facility...............       (400)    (14,830)         --
  Repayment (issuance) of notes receivable from
    stockholder.............................................       (127)         --         137
  Increase in restricted cash...............................         --          --     (26,899)
  Contributions from minority shareholder of a subsidiary...         --          --      20,818
  Exercise of options and warrants..........................         --         330       2,651
                                                               --------    --------   ---------
         Net cash provided by financing activities..........     12,474     101,444   1,353,927
                                                               --------    --------   ---------
         Net increase in cash and cash equivalents..........      1,623      76,787     777,849
Cash and cash equivalents, at beginning of period...........        132       1,755      78,542
                                                               --------    --------   ---------
Cash and cash equivalents, at end of period.................   $  1,755    $ 78,542   $ 856,391
                                                               ========    ========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest....................   $     20    $  1,027   $   9,327
                                                               ========    ========   =========

Supplemental disclosure of non-cash investing and financing activities:

In 1998, a member converted a $250 promissory note payable into membership units.

In 1998, 1999 and 2000, the Company incurred unrealized holding gains (losses) associated with its investments available for sale totaling $(58), $(12) and $775, respectively. These amounts have been reported as reductions in members' capital and stockholders' equity.

In September 1999, the Company issued 18,442 unit options (46,105 shares) valued at $374 as part of the cost to acquire Mobeo, Inc. This amount has been reported as an increase in members' capital.

In October 1999, approximately $1,100 of trade receivables owed to the Company by OmniSky, Corp. were settled against amounts due in connection with the purchase of 20,000 modems from OmniSky, Corp.

In January 2000, approximately $600 of trade receivables owed to the Company by OmniSky, Corp. were offset by the Company's additional investment made in OmniSky, Corp.

In March 2000, the Company acquired Riverbed Technologies, Inc. for 4,537,281 shares of the Company's common stock and converted existing options held by Riverbed employees into options to acquire 862,480 shares of the Company's common stock. The value of the common stock and replacement options of $1,136,083 has been allocated to the fair value of the assets purchased and liabilities assumed with a corresponding increase in stockholders' equity.

In connection with the acquisition of IFX and the related formation of Sila and the acquisitions made by Sila, the Company established a deferred tax liability of $12,255. Such amount was offset by an equal increase in goodwill.

In September 2000, the Company acquired Cerulean for cash of $75,000, 462,412 shares of the Company's common stock and converted existing options held by Cerulean employees into options to acquire 94,275 shares of the Company's common stock. The value of the common stock and vested replacement options of $69,949 has been allocated to the fair value of the assets purchased and the liabilities assumed with a corresponding increase in stockholders' equity.

In December 2000, the Company acquired RTS Wireless for cash of $34,000, 1,259,752 shares of the Company's common stock and converted existing options held by RTS employees into options to acquire 90,248 shares of the Company's common stock. The value of the common stock and vested replacement options of $77,954 has been allocated to the fair value of the assets purchased and liabilities assumed with a corresponding increase in stockholders' equity.

In connection with the acquisitions of Cerulean, Sinope, RTS and Motient, the Company has accrued $29,800 as of December 31, 2000 for the remaining portion of the purchase price. Such amount has been allocated to the fair value of the assets purchased and the liabilities assumed.

The Company recorded a gain through stockholders' equity of $73,349 from the sale of stock by OmniSky, Inc. to third parties at per share amounts in excess of the book value per share.

          See accompanying notes to consolidated financial statements.

                              AETHER SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

     Aether Systems, Inc. and its subsidiaries (the "Company") provide technologies that enable businesses to extend their data and commercial transactions to wireless and mobile handheld devices. From its inception until March 1997, the Company primarily provided wireless engineering services, including the development of wireless software applications for customers. In March 1997, the Company began offering services that provide the users of wireless handheld devices access to real-time financial information. During 1997, the Company made a strategic decision to focus a significant portion of its engineering resources on the development of these and other wireless data services and systems, including the Aether Intelligent Messaging ("AIM") package of wireless messaging software and software development tools.

     In 1998 and 1999, the Company continued to develop financial information services -- as well as financial transaction services -- internally and through the acquisition of Mobeo, Inc. ("Mobeo"). In 1999, the Company also completed its initial initial public offering and began to expand its service offerings to areas other than financial information and transactions.

     In 2000, the Company continued its expansion into other vertical markets, including: the transportation and logistics vertical market through the acquisitions of LocusOne Communications, Inc. ("LocusOne") and Motient Corporation's ("Motient") retail transportation business unit, the mobile government vertical market through the acquisitions of Cerulean Technology, Inc. ("Cerulean") and SunPro, Inc. ("SunPro"); and the healthcare vertical market through investments and the Company's own service offerings. The Company broadened its software offerings through the purchase of Riverbed Technologies, Inc. ("Riverbed") and RTS Wireless, Inc. ("RTS"). Also in 2000, the Company moved into the European marketplace with the acquisition of IFX Group Plc ("IFX") and the related formation of Sila Communications Limited ("Sila"). The Company entered the general wireless and Internet messaging services market through strategic relationships with Research in Motion Limited ("RIM") and others and through the Company's own service offerings.

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

(2) MERGER AND INITIAL PUBLIC OFFERING

     The Company is the successor to the business formerly conducted by Aether Systems, L.L.C. ("Aether") (previously Aether Technologies International, L.L.C.), which was formed in January 1996. Effective October 26, 1999, in connection with the Company's initial public offering of common stock, Aether merged with and into Aether Systems, Inc. The Company is the surviving company in the merger, and the Company and its stockholders own all of the assets and rights and is subject to all of the obligations and liabilities of Aether. Immediately prior to the merger, each member contributed its membership units in Aether Systems, L.L.C. to Aether Systems, Inc., a newly formed Delaware corporation, in exchange for two and one-half shares of common stock of Aether Systems, Inc. Effective with the merger, the Company converted to a Subchapter C Corporation under the Internal Revenue Code of 1986, as amended.

     On October 26, 1999, the Company completed its initial public offering, which involved the sale of 6,900,000 shares of common stock at $16.00 per share, including 900,000 shares from the exercise of the underwriters' over-allotment option. Net proceeds to the Company after deducting underwriting discounts, commissions and other expenses of the offering were approximately $101.1 million.

(3) SECONDARY PUBLIC OFFERINGS

     On March 17, 2000, the Company completed a secondary offering for the sale of 5,411,949 shares of common stock, including the sale of 825,000 shares from the exercise of the underwriters' over-allotment option, at $205.00 per share. The net proceeds after deduction of underwriting discounts and offering expenses were approximately $1.06 billion. Concurrently with this offering, the Company completed an offering for the sale of an aggregate $310.5 million of 6% convertible subordinated notes (the "Notes") due in 2005, including $40.5 million in principal amounts from the exercise of the underwriters' over-allotment. The net proceeds after deduction of underwriting discounts and offering expenses were approximately $300.6 million. The underwriting discounts and expenses of the Notes offering of $9.8 million have been included in other assets as deferred financing fees. The Notes are convertible, at the option of the holder, at any time prior to maturity, into shares of common stock of Aether at a conversion price of $243.95 per share, which is equal to a conversion rate of 4.0992 shares per $1,000 principal amount of notes, subject to adjustment.

     On September 27, 2000, certain of the Company's stockholders sold 5,000,000 shares of common stock, in an underwritten offering at $105.00 per share. No new shares were issued in the offering and, as such, the Company received no proceeds from the sale.

(4) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation

     The consolidated financial statements include the accounts of Aether Systems, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  (b) Revenue Recognition

     The Company derives subscriber revenue from the provision of real-time access to business information integrated into existing wireless communication platforms. Subscriber revenue consists of fixed charges for usage recognized as the service is provided, charges for equipment generally recognized on delivery and one-time non-refundable activation fees recognized ratably over the expected life of the customer relationship. For certain of the Company's products, the subscribers' monthly fee includes the use of a wireless handheld device. Revenue for such devices is recognized as the related service is provided. Direct activation costs are expensed as incurred. Certain of the Company's customers are billed in advance with revenue deferred and recognized on a monthly basis over the term of the agreement. Also included in subscriber revenue are market exchange fees for access to financial information from the securities exchanges and markets, which are recognized as the service is provided. The Company also recognizes fees for managing data through its network operations center. Such fees are recognized ratably over the contract period.

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

     Software and related services revenues are generated from licensing software and providing services, including maintenance and technical support, training and consulting. Software revenue consists of fees for licenses of the Company's software products. The Company recognizes the revenue when the license agreement is signed, the license fee is fixed and determinable, delivery of the software has occurred, and collectibility of the fees is considered probable. Revenue from software licensing and related wireless engineering consulting services for which the software requires significant customization and modification is recognized using the percentage of completion method in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, based on the hours incurred in relation to the total estimated hours. Service revenues consists of maintenance and technical support, which consists of unspecified when-and-if available product updates and customer telephone support services and are recognized ratably over the term of the service period. Other service revenues are recognized as the related services are provided. In situations where the Company hosts the software and the customer has the option to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the Company to host the software, the software element is accounted for in accordance with SOP 97-2.

     Included in revenues for the years ended December 31, 1999 and 2000 is revenue from the sale of hardware of $115,000 and $6.6 million, respectively. Hardware revenue for the year ended December 31, 1998 was not significant.

  (c) Cost of Revenues

     Cost of subscriber revenue consists primarily of airtime costs, financial data costs, wireless handheld device costs, and securities and market exchange fees. The cost of wireless handheld devices is recognized on delivery when sold. When the subscribers' monthly fee includes the use of a wireless handheld device, the Company depreciates the cost of the device over its expected useful life. Cost of engineering services revenue consists of cash compensation and related costs for engineering personnel and materials. The cost of software license revenue consists primarily of third party royalties. The cost of maintenance, consulting and support revenue consists primarily of personnel-related costs.

  (d) Cash and Cash Equivalents

     Cash equivalents include all highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents consisted of the following:

                                                          DECEMBER 31,       DECEMBER 31,
                                                              1999               2000
                                                        ----------------   ----------------
Cash..................................................      $ 5,732            $ 37,581
Money market accounts.................................      $68,831            $767,876
Commercial paper......................................      $ 3,979            $ 40,934
Certificates of deposit...............................      $    --            $ 10,000
                                                            -------            --------
          Total.......................................      $78,542            $856,391
                                                            =======            ========

  (e) Restricted Cash

     Restricted cash consists of cash held by the Company for which use of the funds is restricted. These restrictions have arisen primarily as a result of acquisitions during the year. The restrictions will be released at various times over the next year.

  (f) Short-Term Investments

     Short-term investments consist of highly liquid investments with original maturities greater than three months and less than one year and those longer-term investments that the Company expects to liquidate within twelve months. The Company has classified its short-term investments as "available for sale" and carries such investments at fair value. Unrealized gains (losses) are excluded from earnings (loss) and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of these investments are determined on a specific identification basis. As of December 31, 1999 and 2000, short-term available-for-sale investments consisted mainly of U.S. treasury securities and corporate debt securities.

  (g) Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and notes payable (excluding the convertible subordinated notes), approximate their fair values due to the relatively short duration of the instruments.

     The fair value of the convertible subordinated notes at December 31, 2000 was $177.6 million based on its quoted market price.

  (h) Concentration of Credit Risk

     Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and trade receivables.

     The Company invests cash not immediately needed for operations in money market securities of various financial institutions, commercial paper and certificates of deposit. The money market securities represent underlying investments in commercial paper issued by financial institutions and other companies with high credit ratings and securities issued by or backed by the U.S. Government. The amounts invested in some cases exceed the F.D.I.C. limits. The Company has not experienced any losses in its cash and cash equivalents and believes it is not exposed to any significant credit risk on these amounts.

     During 1999 and 2000, a portion of the Company's revenues came from newly formed technology-based companies, including companies in which the Company has made investments. Revenues from companies in which the Company has investments in, including OmniSky Corp. ("OmniSky"), Inciscent, Inc. ("Inciscent"), MindSurf Networks ("MindSurf"), ePhones, Inc. ("ePhones"), and ParkStone Medical Information Systems, Inc. ("ParkStone"), were approximately $0, $2.2 million and $10.5 million for the years ended December 31, 1998, 1999 and 2000, respectively. Accounts receivable from these companies at December 31, 1999 and 2000 were $612,000 and $4.9 million, respectively. All of the Company's investments were made in participation with other unrelated investors at the same per share price as the other investors. The Company's investment policy generally limits its investments to companies that have completed at least two rounds of financing and generally requires that an unrelated investor lead the round of financing that the Company participates in.

     Trade accounts receivable from these and other companies subject the Company to the potential for credit risk. The Company extends credit to these and other customers on an unsecured basis in the normal course of business. These customers have a limited operating history and have reported significant losses since inception. They are subject to many of the risks and uncertainties that the Company is, including rapid changes in technology, no established markets for their products, and intense competition, among others. In addition, many of these companies will require significant infusions of capital to continue operations. The availability of such capital has been curtailed and some of these companies may not be able to raise sufficient funds to continue to operate, which could limit our ability to generate further revenues from these companies as well as to collect the outstanding receivables.

     The Company's policy is to perform an analysis of the recoverability of its trade accounts receivable at the end of each reporting period and to establish allowances for those accounts considered uncollectible. If market conditions for these companies continue to deteriorate, the Company may be required to record additional allowances for doubtful accounts in the future.

  (i) Inventory

     Inventory, net of allowance for obsolete and slow-moving inventory, consists of finished goods such as handheld and laptop computers, pagers, wireless modems, and accessories and is stated at the lower of cost or market. Cost is determined using a standard cost method, which approximates the first-in, first-out method. The Company's inventory is subject to rapid technological changes that could have an adverse impact on its realization in future periods. In addition, there are a limited number of suppliers of the Company's inventory.

  (j) Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. The costs of leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

  (k) Investments

     The Company accounts for those investments in which the Company exercises significant influence or has an ownership interest greater than twenty percent under the equity method. For equity method investments, the Company records its proportionate share of the investee's net income or loss. Generally, the Company accounts for its investments in which the Company has an ownership interest less than twenty percent under the cost method for its private investments. Investments in marketable equity securities, if not considered equity method investments, are considered available-for-sale securities.

     Investments carried at cost are written down if circumstances indicate the carrying amount of the investment may not be recoverable. Investments available for sale are carried at fair value based on quoted market prices. Net unrealized holding gains and losses are excluded from income and are reported as a separate component of stockholders' equity. Realized gains and losses are included in income.

  (l) Intangibles and Recovery of Long-Lived Assets

     Cost in excess of the fair value of tangible and identifiable intangible net assets acquired is amortized on a straight-line basis over three to seven years. Identifiable intangible net assets consist of completed technology, assembled workforce, trademarks, and acquired subscribers. Identifiable intangible net assets are amortized on a straight-line basis over two to seven years.

     The Company's policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company recognizes an impairment when the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. The measurement of the impairment losses to be recognized is based upon the difference between the fair value and the carrying amount of the assets.

  (m) Stock Options and Warrants

     The Company accounts for equity-based employee compensation arrangements in accordance with the provisions of Accounting Principle Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

  (n) Pro Forma Income (Loss) Data (Unaudited) and Net Income (Loss) Per Share

     The accompanying unaudited pro forma statement of operations information has been prepared as if the Company were treated as a Subchapter C Corporation for Federal and state income tax purposes from January 1, 1998. The Company has provided no income taxes on a pro forma basis due to the losses incurred in all periods.

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Pro forma basic and diluted net loss per share (unaudited) has been calculated assuming that the capital structure established at the date of the initial public offering was in effect during the periods presented. As the Company has had a net loss in each of the periods presented, pro forma and historical basic and diluted net loss per share are the same.

  (o) Research and Development

     Research and development costs are expensed as incurred.

  (p) Advertising Expense

     Advertising costs are expensed as incurred. Production costs for advertising are expensed the first time the related advertisement takes place. Advertising expense was approximately $504,000, $933,000 and $23.1 million for the years ended December 31, 1998, 1999 and 2000, respectively.

  (q) Income Taxes

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

  (r) Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, long-term contracts, allowances for uncollectible receivables, inventory obsolescence, recoverability of long-lived assets and investments, depreciation and amortization, employee benefits, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

  (s) Other Comprehensive Loss

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income, as defined, includes changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income.

     For the years ended December 31, 1998, 1999 and 2000, other comprehensive income (loss) consists of unrealized gains (losses) on investments available for sale and foreign currency translation gains (losses).

  (t) Foreign Currency Translation

     For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.

  (u) Commitments and Contingencies

     Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

  (v) Recent Accounting Pronouncements

     In September 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and further amended by SFAS No. 138, established accounting and reporting standards for derivative financial instruments and associated hedging activities as well as hedging activities in general. The Company will adopt SFAS No. 133 on January 1, 2001, the Company does not expect this adoption of SFAS No. 133, as amended, to have a material affect on its consolidated results of operation or its financial position.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 provides guidance on necessary disclosures relating to revenue recognition policies in addition to outlining the criteria that must be met in order to recognize revenue. The Company adopted SAB 101 in the fourth quarter of 2000 and it did not have a material effect on its consolidated results of operations or financial position.

     In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for the following issues: (1) the definition of employee for purposes of applying Opinion 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000. The Company adopted FIN 44 on July 1, 2000.

(5)  ACQUISITIONS

     The Company has made the following acquisitions.

            NAME                              BUSINESS                   ACQUISITION DATE
            ----                              --------                   ----------------
Mobeo, Inc.                    Wireless Financial Data Services         August 19, 1999

LocusOne Communications, Inc.  Transportation and Logistics             February 3, 2000

Riverbed Technologies, Inc.    Wireless Software Applications           March 6, 2000

IFX Group Plc                  Financial Services                       April 6, 2000

NetSearch, LLC                 Merchant Notification Services           April 20, 2000

Cerulean Technology, Inc.      Mobile Government Software Applications  September 14, 2000

SunPro, Inc.                   Mobile Government Software Applications  September 18, 2000

Sinope, Inc.                   Engineering Services                     September 25, 2000

Portion of Motient Corp.       Retail transportation business           November 30, 2000

RTS Wireless, Inc.             Wireless Carrier Gateway Software        December 22, 2000

Total

                                                PURCHASE PRICE
                               -------------------------------------------------
                                    CASH
                                 (INCLUDING
                                  RELATED
            NAME                 EXPENSES)               EQUITY ISSUED
            ----                 ----------              -------------
Mobeo, Inc.                    $11.5 million   $374,000,consisting of 46,105
                                               options
LocusOne Communications, Inc.  $40.2 million                  --
Riverbed Technologies, Inc.    $16.9 million   $1.136 billion, consisting of
                                               4,537,281 shares of common stock
                                               and 862,480 options
IFX Group Plc                  $85.0 million                  --
NetSearch, LLC                 $35.4 million                  --
Cerulean Technology, Inc.      $79.8 million   $69.9 million, consisting of
                                               462,412 shares of common stock
                                               and 94,952 options
SunPro, Inc.                   $10.8 million                  --
Sinope, Inc.                   $2.8 million                   --
Portion of Motient Corp.       $49.2 million                  --
RTS Wireless, Inc.             $34.2 million   $78.0 million, consisting of
                                               1,259,752 shares of common stock
                                               and 90,248 options
                               --------------  ---------------
Total                          $365.8 million  $1.284 billion,  consisting of
                               ==============  ===============  6,259,445 shares
                                                                of common stock
                                                                and 1,093,785
                                                                options.

     In connection with the acquisition of the retail transportation business of Motient Corp., the Company agreed to pay up to an additional $22.5 million if certain revenue and other incentive targets are met in 2001.

     On May 5, 2000, the Company, in conjunction with Reuters PLC, formed Sila Communications ("Sila"). The Company contributed IFX Group Plc and $13.5 million in cash for a 60% interest in Sila, while Reuters contributed cash of approximately $20.8 million and a paging company for the remaining 40% interest. During 2000, Sila acquired four companies for an aggregate purchase price of $21.4 million. Sila is consolidated in the accompanying consolidated financial statements.

     These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date. The preliminary allocation of the total purchase price for these acquisitions is summarized as follows:

                                                                1999        2000
                                                              --------   -----------
                                                              (AMOUNTS IN THOUSANDS)
Current assets..............................................  $   391    $   27,628
Property and equipment......................................      372         8,196
Current liabilities.........................................   (1,606)      (36,781)
Deferred tax liability......................................       --       (12,255)
In-process research and development.........................       --         7,860
Identifiable intangibles....................................    6,600       175,725
Goodwill....................................................    6,165     1,516,819
Minority interest...........................................       --       (45,411)
                                                              -------    ----------
          Total consideration...............................  $11,922    $1,641,781
                                                              =======    ==========

     For certain of the 2000 acquisitions, the Company is in the process of completing a full valuation of the assets and liabilities acquired. Therefore, the purchase price allocation will be finalized upon completion of these valuations. The identifiable intangibles are being amortized between two and seven years and the goodwill is being amortized between three and seven years.

     The following summary, prepared on a pro forma basis, presents the results of the Company's operations (unaudited) as if the acquisitions had been completed as of January 1, 1999:

                                                                    (UNAUDITED)
                                                       -------------------------------------
                                                       DECEMBER 31, 1999   DECEMBER 31, 2000
                                                       -----------------   -----------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue..............................................     $   81,269          $  107,811
Net loss.............................................     $ (380,600)         $ (506,480)
Net loss per share -- basic and diluted..............     $   (13.86)         $   (13.13)

     The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had taken place as of January 1, 1999, nor is it a projection of the Company's results of operations for any future period.

     Intangible assets consists of the following (amounts in thousands):

                                                   ESTIMATED     DECEMBER 31,   DECEMBER 31,
                                                  USEFUL LIVES       1999           2000
                                                  ------------   ------------   ------------
Goodwill........................................  3 - 7 Years      $ 6,165       $1,522,984
Completed technology............................  3 - 7 Years           --          127,770
Assembled workforce.............................  2 - 4 Years          200           29,968
Trademarks......................................  5 - 7 Years           --            8,590
Acquired subscribers............................  3 - 7 Years        6,400           15,997
Other non-acquisition intangibles...............  3 - 5 Years           --            4,159
                                                                   -------       ----------
                                                                    12,765        1,709,468
Less accumulated amortization...................                      (556)        (230,983)
                                                                   -------       ----------
                                                                   $12,209       $1,478,485
                                                                   =======       ==========

     During 1999 and 2000, the Company recorded approximately $1.7 billion in goodwill and other intangibles related to its acquisitions. Consideration for some of the Company's acquisitions was partially or fully funded through the issuance of shares of the Company's common stock at a time when its stock price was at historically high prices. Most of the companies the Company acquired are start-up or newly formed entities. Most of these companies were privately-held and their fair values are highly subjective and not readily determinable. The Company's policy is to review the value of these acquisitions for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

     At the time of these acquisitions, market valuations and the availability of capital for such companies were at historically high levels. Since the end of 2000, stock prices and market valuations in the Company's industry and similar industries have fallen substantially in response to a variety of factors, including a general downturn in the economy, a curtailment in the availability of capital and a general reduction in technology expenditures. The market valuations of companies similar to those the Company has acquired have declined substantially since December 31, 2000.

     The Company is currently evaluating the recent decline in the valuation of its acquisitions to determine if the decline is other than temporary. The Company believes that if market valuations of similar companies remain at their current levels or decline further, it will likely determine the market decline to be other than temporary and record an impairment charge to reduce the carrying value of the goodwill and intangibles related to these acquisitions to fair value.

(6)  INVESTMENTS

  (a) OmniSky Corp.

     On August 9, 1999, the Company entered into a venture with 3Com Corporation
(3Com), forming a new company called OpenSky, which was later renamed OmniSky. OmniSky was formed to develop wireless Internet access, e-mail and electronic commerce services that address opportunities in the emerging consumer and business mass markets. The Company contributed a perpetual, non-exclusive, non-assignable, worldwide license to certain proprietary software in exchange for a 26% equity interest in OmniSky in the form of 7,000,000 shares of Series A Preferred Stock and an option to purchase an additional
3,000,000 shares of Series A Preferred Stock for an additional $2.5 million. Upon exercising the option, the Company would increase its ownership in OmniSky to 33% on a fully diluted basis. On November 9, 1999, the Company exercised its option to acquire these additional shares. The chief executive officer of the Company serves as a member of OmniSky's board of directors. The Company provides various services to OmniSky under letters of agreement.

     The Company accounts for its investment in OmniSky under the equity method of accounting. The Company recorded approximately $2.4 million and $41.1 million in expenses for the years ended December 31, 1999 and 2000, respectively to reflect its proportionate share of the losses in OmniSky based upon preliminary unaudited financial information provided by OmniSky. For the years ended December 31, 1999 and 2000, the Company generated $2.2 million and $5.9 million in revenue, respectively, from products or services provided to OmniSky. In addition, the Company had $612,000 and $1.6 million in accounts receivable at December 31, 1999 and 2000, respectively, due from OmniSky.

     On January 18, 2000, the Company entered into a Series B Preferred Stock Purchase Agreement, whereby the Company purchased 1,439,809 shares of Series B preferred stock of OmniSky for an aggregate purchase price of approximately $6.7 million, consisting of cash of approximately $6.1 million and the forgiveness of approximately $600,000 of indebtedness owed to the Company by OmniSky for engineering services. The investment was made to maintain the Company's 33% ownership in OmniSky. The Company's per share price was the same as the other Series B Preferred Stock investors.

     In May 2000, News Corporation, PSINet Inc., and several other investors, invested a total of $89.4 million in OmniSky. As a result of this transaction, the Company's ownership in OmniSky decreased to approximately 27% on a fully diluted basis. In September 2000, OmniSky completed its initial public offering, which reduced the Company's ownership in OmniSky to approximately 25.7% on a fully diluted basis. During the year ended December 31, 2000, the Company recognized a gain in stockholders' equity of approximately $73.3 million resulting from sales by OmniSky of its equity to third party investors, and to the public.

     In October 1999, the Company agreed to purchase 25,000 Minstrel V modems from OmniSky for $230 per modem. OmniSky had an exclusive buying arrangement with Novatel for Minstrel V modems. In 1999, the Company purchased 20,000 of the 25,000 modems for cash of $3.5 million and cancellation of $1.1 million of trade receivables owed to the Company by OmniSky. In July 2000, the Company received $1.84 million from OmniSky pursuant to an agreement for OmniSky to repurchase 8,000 modems, reducing the Company's purchase commitment from 25,000 to 17,000. As of December 31, 2000, the Company has received 6,580 modems, or approximately $1.51 million of modems, and 4,588 units are included in inventory at December 31, 2000. Although there can be no assurance, the Company believes that it will be able to use the remaining modems pursuant to this agreement in the normal course of operations.

  (b) Inciscent

     On February 8, 2000, the Company entered into a joint venture agreement with Metrocall, Inc. ("Metrocall"), PSINet, Inc. and Hicks, Muse, Tate and Furst, Inc. to form a new joint venture called Inciscent. Inciscent was formed to develop wireless e-mail, Internet access and other applications for the small and medium-sized businesses and home office customers. The Company acquired a 27.5% percent interest in Inciscent in the form of 4,950,000 shares of Series A Preferred Stock for $9.9 million, or $2.00 per share, and has the right to appoint two of the seven members of the Board of Directors of Inciscent. As part of the Inciscent joint venture, the Company also acquired 7,766,769 shares of Metrocall common stock at $2.19 per share, or an 8.7% interest, for $17.0 million. The Company obtained the right to appoint one of the thirteen members of Metrocall, Inc.'s board of directors.

     The Company accounts for its investment in Inciscent under the equity method of accounting. The Company has recorded approximately $2.7 million in expenses for the year ended December 31, 2000, to reflect its proportionate share of the losses in Inciscent based upon preliminary unaudited financial information provided by Inciscent. For the year ended December 31, 2000, the Company generated $1.7 million in revenue from products or services provided to Inciscent. In addition, the Company has $636,000 in accounts receivable due from Inciscent at December 31, 2000.

  (c) VeriStar

     On July 12, 2000, the Company entered into a stock purchase agreement with VeriStar Corporation (VeriStar). The Company acquired a 23.3% interest in VeriStar in the form of 3,250,649 shares of Series B Preferred Stock for approximately $5.6 million in cash, or $1.73 per share, and has the right to appoint one of the six members of the board of directors. VeriStar enables access to accounts and content through the Internet and wireless technology. The Company accounts for its investment in VeriStar under the equity method of accounting. The Company has recorded approximately $303,000 in expenses for the year ended December 31, 2000, to reflect its proportionate share of the losses of VeriStar based upon preliminary unaudited financial information provided by VeriStar.

  (d) MindSurf

     On July 17, 2000, the Company entered into a non-binding Alliance Agreement with Sylvan Learning Systems, Inc (Sylvan) to establish a new company focused on educational services. The Company committed to acquire a 47.0% interest in this new company for $32.9 million in cash. Sylvan also intends to contribute $32.9 million for a 47.0% interest while other minority investors are expected to own the remaining 6%. As of December 31, 2000, the Company has contributed $4.7 million in cash to this joint venture. The Company has recorded approximately $3.8 million in expenses for the year ended December 31, 2000 to reflect its proportionate share of the losses of MindSurf based upon preliminary unaudited financial information provided by MindSurf. For the year ended December 31, 2000, the Company generated $494,000 in revenue from products or services provided to MindSurf. In addition, the Company has $512,000 in accounts receivable at December 31, 2000 due from MindSurf, which includes amounts related to reimbursement of marketing expenses.

  (e) Other Investments

     The Company has also invested $51.5 million in five publicly-traded companies including $17 million in Metrocall, Inc. ("Metrocall"), $10 million in Data Critical Corp. ("Data Critical"), and $20 million in Novatel Wireless, Inc. ("Novatel"). The Company accounts for these investments at fair value based on quoted market prices. As of December 31, 2000, the carrying value of these investments was $54.0 million. Net unrealized gains and losses are excluded from income and recorded as a separate component of stockholders' equity. Subsequent to year-end, the market values of these investments have decreased significantly.

     The Company has also invested $73.3 million in eleven private companies including $15.0 million in Strategy.com, Inc. ("Strategy.com"), $11.0 million in ePhones, $14.9 million in Parkstone, and $10.0 million in Juniper Financial Corp. ("Juniper"). In January 2001, the Company invested an additional $10.0 million in Strategy.com. The Company accounts for these investments at cost unless circumstances indicate the carrying amount of the investment may not be recoverable. For the year ended December 31, 2000, the Company generated $2.4 million in revenue from products or services provided to these investees. In addition, the Company has $2.2 million in accounts receivable at December 31, 2000 due from these investees.

Included in this accounts receivable is $436,000 relating to shared marketing expenses for which the Company recognized no revenue.

     Most of the companies that the Company has invested in are start-up or newly formed entities. Most of these companies are privately held and their fair values are highly subjective and not readily determinable. At December 31, 2000, the market value of the public companies in which the Company has invested exceeded the cost of acquiring those investments. The Company's policy is to review the value of all its investments for impairment whenever events or circumstances indicate that the carrying value may not be recoverable.

     At the time of these investments, market valuations and the availability of capital for such companies were at historically high levels. Since the end of 2000, stock prices and market valuations in the Company's industry and similar industries have fallen substantially in response to a variety of factors, including a general downturn in the economy, a curtailment in the availability of capital and a general reduction in technology expenditures. The market valuations of those publicly traded companies in which we have invested and of other companies similar to those the Company has invested in have declined substantially since December 31, 2000.

     The Company is currently evaluating the recent decline in the valuation of its investments to determine if the decline is other than temporary. The Company believes that if market valuations of similar companies remain at their current levels or decline further, it is likely that the Company will determine the market decline to be other than temporary and record an impairment charge to reduce the carrying value of the investments to their respective fair values.

(7)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                       DECEMBER 31,
                                                       ESTIMATED     -----------------
                                                     USEFUL LIVES     1999      2000
                                                     -------------   -------   -------
Furniture and fixtures.............................        7 Years   $   593   $ 2,500
Computer and equipment.............................   3 - 10 Years     2,113    27,192
Software...........................................        3 Years       175    25,096
Leasehold improvements.............................  Term of Lease       947     5,582
                                                                     -------   -------
                                                                       3,828    60,370
Less depreciation and amortization.................                   (1,032)   (7,147)
                                                                     -------   -------
                                                                     $ 2,796   $53,223
                                                                     =======   =======

(8)  NOTES PAYABLE TO MEMBERS

     In June 1998, the Company borrowed $250,000 from one of its members, Pyramid Ventures, Inc. ("Pyramid") under a convertible promissory note. The note was unsecured, bore interest at 8 percent per annum, and was convertible into membership units at the option of the member. In August 1998, the member elected to convert the note and accrued interest of $2,467 into 57,180 membership units (142,950 shares) in accordance with its terms.

     In June 1998, the Company borrowed $250,000 from another one of its members, Telcom Ventures, under a similar convertible promissory note. The Company paid all principal and accrued interest in August 1998.

     In connection with the convertible promissory notes, the Company granted warrants to purchase 5,656 member units (14,140 shares) at an exercise price of $0.01 per unit to Pyramid and Telcom Ventures (note 12). The estimated value of the warrants on the grant date of $50,000 was recognized in interest expense in 1998. Pyramid exercised its warrants to purchase 5,656 member units (14,140 shares) in August 1998. In August 1999, Telcom Ventures exercised its warrants to purchase 5,656 member units (14,140 shares).

     All outstanding membership units were subsequently exchanged for common stock in connection with the Company's initial public offering, effective October 26, 1999 (Note 2).

(9)  DEBT

     Notes payable at December 31, 2000 consists of $310.5 million of 6% convertible subordinated notes (the "Notes") due in 2005. The Notes are convertible, at the option of the holder, at any time prior to maturity into shares of common stock of Aether at a conversion price of $243.95 per share, which is equal to a conversion rate of 4.0992 shares per $1,000 principal amount of notes, subject to adjustment.

     Also included in notes payable are amounts placed in escrow to cover all remaining obligations in connection with the acquisition of LocusOne Communications, Inc. on February 3, 2000. This non-interest bearing note became due and payable on December 31, 2000. On January 2, 2001, the Company paid this obligation in full in the amount of $13.6 million.

     Also included in notes payable at December 31, 2000 is $10.3 million of notes payable to certain former shareholders of Synamic Limited. Synamic Limited was acquired by Sila Communications Limited, a majority owned subsidiary of the Company, in August 2000. The note is payable between August 15, 2002 and August 15, 2003 at the former shareholders' discretion and bears interest at a rate of 6.15% through April 15, 2001, at which time the rate will be adjusted to then-current rates.

     The aggregate maturities of debt for each of the five years subsequent to December 31, 2000 are as follows (amounts in thousands):

2001........................................................  $ 13,741
2002........................................................    10,643
2003........................................................        25
2004........................................................        17
2005........................................................   310,516
Thereafter..................................................        --
                                                              --------
                                                              $334,942
                                                              ========

(10)  INCOME TAXES

     Effective October 26, 1999, in connection with the Company's initial public offering of common stock, Aether merged with and into Aether Systems, Inc. and the merged entity became a Subchapter C Corporation under the Internal Revenue Code of 1986.

     The Company has provided no income taxes due to the losses incurred in all periods.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000, are presented below (amounts in thousands):

                                                     DECEMBER 31, 1999    DECEMBER 31, 2000
                                                     -----------------    -----------------
Deferred tax assets:
  Net operating loss carryforwards.................       $10,177             $ 149,989
  Depreciation and amortization....................            54                    --
  Allowance for doubtful accounts..................            --                 2,196
  Accrued compensation.............................            --                 2,951
  Reserves and other...............................            --                   432
  Tax credit carryforwards.........................            --                 2,291
                                                          -------             ---------
Gross deferred tax assets..........................       $10,231             $ 157,859
Valuation allowance for deferred tax assets........       (7,692)              (105,593)
                                                          -------             ---------
Net deferred tax assets............................         2,539                52,266
                                                          -------             ---------
Deferred tax liabilities:
  Allowance for doubtful accounts..................            18                    --
  Depreciation and amortization....................            --                 2,408
  Investments......................................            --                 9,121
  Intangibles......................................         2,521                51,431
                                                          -------             ---------
Net deferred tax liabilities.......................         2,539                62,960
                                                          -------             ---------
Deferred income tax liability, net.................       $    --             $  10,694
                                                          =======             =========

     The income tax benefit for 2000 consists of a foreign deferred tax benefit associated with the losses generated by Sila.

     The net change in the valuation allowance for deferred tax assets was an increase of $7.7 million in 1999 and $97.9 million in 2000. The increase in 2000 consists of an increase of $43.8 million related to continuing operations, an increase of $54.1 million related to amounts booked directly to stockholders' equity, and an increase of $23.8 million relating to pre-acquisition net operating loss carryforwards of companies acquired during 2000 for which any future benefit will be recorded to goodwill.

     As of December 31, 2000, the Company had Federal and State net operating loss carryforwards of approximately $392.8 million that expire between 2012 and 2020.

     In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

(11)  PENSION PLANS

     The Company has two defined contribution plans under Section 401(k) of the Internal Revenue Code that provide for voluntary employee contributions of 1 to 15 percent of compensation for substantially all employees. The Company contributed $4,000 and approximately $636,000 to the plans for the years ended December 31, 1999 and 2000, respectively. The Company made no contributions to the plans for the year ended December 31, 1998.

(12)  STOCK OPTIONS AND WARRANTS

  (a)  Options

     In 1996, the Company adopted a Unit Option Plan. In September 1999, the Company adopted the 1999 Equity Incentive Plan (the "Plan") to replace the Unit Option Plan. Under the 1999 Equity Incentive Plan, the Company has the ability to grant options to acquire up to 20% of the outstanding shares of common stock to its employees, directors, and service providers. Options under the Plan generally expire after ten years and normally vest over a period of up to four years. Options are generally granted at an exercise price equal to the fair value on the grant date. Effective December 15, 2000, the Company adopted the Acquisitions Incentive Plan (the "2000 Plan") to provide options or direct grants to employees and other service providers of the Company and its related companies with respect to the Company's common stock. The Company has the ability to grant options to acquire up to an additional 5% of the outstanding shares of common stock under the 2000 Plan. All employees (except directors and officers of the Company and any eligible affiliates) are eligible for the awards under the 2000 Plan. Options are generally granted at an exercise price equal to the fair value on the grant date.

     In January 2001, the Company's employees were offered the right to exchange existing options for shares of restricted stock. 567 employees agreed to have their options canceled in exchange for approximately 756,000 shares of restricted stock. The Company expects to record $26.6 million of expense over the next five years associated with the issuance of the restricted stock.

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

     The Company recorded total option and warrant expense of $32,000, $19.2 million and $14.3 million in 1998, 1999 and 2000, respectively. The Company expects to record an additional $35.0 million in option and warrant expense through 2003 for the difference between the exercise price and the fair market value of the units or stock at the date of grant.

     The Company applies APB 25 and related interpretations in accounting for our unit option plan. Had compensation cost been recognized consistent with the fair value method prescribed by SFAS No. 123, the Company's net loss would have increased by $41,000, $4.2 million and $53.2 million for 1998, 1999, and 2000, respectively.

     The per share weighted-average value of options granted by the Company during 1998, 1999 and 2000 was $0.55, $9.21 and $113.35, respectively, on the date of grant using the Black-Scholes option-pricing model. These amounts were calculated using an expected option life of three years and volatility of zero for options granted in 1998. In 1999 and 2000, an expected option life of four years and volatility of 70 percent was used for option grants. In addition, the calculations assumed a risk-free interest rate of 4.55 percent to 5.51 percent in 1998, 4.60 percent to 6.11 percent in 1999 and 5.08 percent to 6.38 percent in 2000. A summary of the stock option and warrant activity, as adjusted for the exchange of unit options and warrants for stock options, is as follows:

                                        1998                             1999                            2000
                            -----------------------------   ------------------------------   -----------------------------
                                              WEIGHTED-                         WEIGHTED                        WEIGHTED
                                               AVERAGE                          AVERAGE                         AVERAGE
                                               EXERCISE                         EXERCISE                        EXERCISE
                                NUMBER          PRICE           NUMBER           PRICE           NUMBER          PRICE
                              OF SHARES      (PER SHARE)       OF SHARES      (PER SHARE)      OF SHARES      (PER SHARE)
                            --------------   ------------   ---------------   ------------   --------------   ------------
                            (IN THOUSANDS)                  (IN THOUSANDS)                   (IN THOUSANDS)
Outstanding at beginning
  of year.................      1,000           $0.40            1,545           $0.85            3,933          $ 4.36
Options and warrants
  granted.................        604           $1.54            2,763           $6.19            4,982          $91.69
Options and warrants
  exercised...............         --              --             (365)          $0.54           (1,612)         $ 3.01
Options and warrants
  canceled................        (59)          $0.40              (10)          $1.49             (346)         $56.40
                                -----           -----            -----           -----           ------          ------
Outstanding at end of
  year....................      1,545           $0.85            3,933           $4.48            6,957          $64.61
                                =====           =====            =====           =====           ======          ======
Options and warrants
  exercisable at
  year-end................        991           $0.50            2,451           $2.13            1,435          $ 4.38
                                =====           =====            =====           =====           ======          ======

     The following table summarizes information about stock options and warrants at December 31, 2000:

                                   OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                   ---------------------------------------------------   -------------------------------
                    NUMBER AT     WEIGHTED-AVERAGE    WEIGHTED-AVERAGE    NUMBER AT     WEIGHTED-AVERAGE
    RANGE OF       DECEMBER 31,       REMAINING        EXERCISE PRICE    DECEMBER 31,    EXERCISE PRICE
 EXERCISE PRICES       2000       CONTRACTUAL LIFE      (PER SHARE)          2000         (PER SHARE)
- -----------------  ------------   -----------------   ----------------   ------------   ----------------
                       (IN           (IN YEARS)                              (IN
                    THOUSANDS)                                            THOUSANDS)
$  0.237--$  4.800     2,376            8.05              $  2.11            1,294          $  1.94
$  5.378--$ 32.05        566            8.65              $ 19.04               59          $ 11.59
$ 33.412--$ 67.130       390            8.96              $ 46.33               80          $ 39.85
$ 67.375--$106.813     2,101            8.56              $ 84.29                1          $ 73.46
$108.938--$152.063       906            9.36              $135.27                1          $140.38
$152.281--$315.000       618            9.40              $187.65                0          $  0.00

  (b)  Warrants Issued to Members

     The Company granted warrants to purchase an aggregate 11,312 member units (28,280 shares) at an exercise price of $0.01 per unit to Telcom Ventures and Pyramid, as consideration for obtaining short-term loans (note 8).

  (c)  3COM Warrants

     In connection with the sale of membership units to 3Com, the Company granted a conditional warrant to 3Com to purchase 357,466 member units (893,665 shares) at an exercise price of $0.01 per unit. 3Com vests in the warrants upon performance of certain services and achievement of specific criteria. As of December 31, 2000, warrants to purchase 300,000 member units (750,000 shares) had not been earned by 3Com. As of December 31, 2000, the Company believes that it is not yet probable that 3Com will attain the specified milestones relating to the remaining 300,000 warrants (750,000 shares) and, accordingly, no expense relating to these warrants has been recorded. If and when it becomes probable that 3Com will attain the specified milestones necessary for the warrants to vest, the Company will begin to record an expense reflecting the fair value of the warrants. The Company would initially estimate the amount of the expense at the time of the determination that achievement is probable, based in part on the market price of the common stock at that time. At the time of the actual vesting, the fair value of the warrant would be remeasured and, if different from the value used in initially estimating the expense, the difference would be reflected as an additional charge or credit at that time.

(13)  OTHER RELATED PARTY TRANSACTIONS

  (a)  Consulting Agreements with Stockholders

     The Company derived approximately 39 percent of its revenue for 1998 from consulting services arrangements with two of its stockholders. The Company had no trade accounts receivable due from these stockholders as of December 31, 1998.

  (b)  Notes Receivable from Stockholder

     As of December 31, 1999, the Company had amounts due from a stockholder under short-term promissory notes of approximately $137,000. The Company classified the notes as a reduction of stockholders' equity in the accompanying consolidated statements of stockholders' equity. The notes were callable by the Company at any time and bore interest at a rate of 7.5 percent per annum. The notes and accrued interest were repaid in February 2000.

  (c)  Related Party Revenue and Receivables

     In the ordinary course of business, the Company has entered into sales arrangements with entities in which the Company has equity interests. For the years ended December 31, 1998, 1999 and 2000, the Company had sales to these related parties aggregating approximately $0, $2.2 million and $10.5 million, respectively. As of December 31, 1999 and 2000, the Company had accounts receivable from these related entities aggregating approximately $612,000 and $4.9 million, respectively.

  (d)  Related Party Expenses

     In 2000, the Company received services from stockholders and other related entities, such as benefits coordinators, investment banking firms, and a financial information company. These companies are considered related parties due to the fact that they are significant stockholders or entities related to significant stockholders of the Company. For the year ended December 31, 2000, the Company incurred costs of approximately $5.7 million from these related entities related to these services received. In 1998, the Company purchased approximately $560,000 of equipment and inventory from a stockholder.

(14)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                QUARTER ENDED   QUARTER ENDED   QUARTER ENDED   QUARTER ENDED    YEAR ENDED
                                  MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,    DECEMBER 31,
                                    2000            2000            2000            2000            2000
                                -------------   -------------   -------------   -------------   -------------
Revenue.......................    $  5,401        $ 10,755        $  16,222       $  25,775       $  58,154
Gross profit..................       2,377           5,128            8,262          12,372          28,138
Net loss......................     (33,271)        (89,914)        (107,261)       (132,254)       (362,700)
Net loss per common share --
  basic and diluted...........       (1.13)          (2.36)           (2.80)          (3.37)          (9.99)

                                QUARTER ENDED   QUARTER ENDED   QUARTER ENDED   QUARTER ENDED    YEAR ENDED
                                  MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,    DECEMBER 31,
                                    1999            1999            1999            1999            1999
                                -------------   -------------   -------------   -------------   -------------
Revenue.......................    $    340        $    447        $   1,491       $   4,048       $   6,326
Gross profit..................          59              77              708           2,006           2,850
Net loss......................      (1,402)         (2,918)          (2,850)        (23,522)        (30,691)
Pro forma net loss per common
  share -- basic and
  diluted.....................       (0.07)          (0.15)           (0.14)          (0.94)          (1.45)

     During the fourth quarter of 2000, the Company reclassified certain expenses for the year ended December 31, 2000 in order to conform the expense classifications of certain acquired companies to that of the Company. The table below shows quarterly information as if these changes had been made January 1, 2000

(amounts in thousands). This reclassification of operating expenses does not have an effect on the operating loss or net loss reported in the respective quarters on Form 10-Q.

                       QUARTER ENDED    QUARTER ENDED     QUARTER ENDED        QUARTER ENDED        YEAR ENDED
                       MARCH 31, 2000   JUNE 30, 2000   SEPTEMBER 30, 2000   DECEMBER 31, 2000   DECEMBER 31, 2000
                       --------------   -------------   ------------------   -----------------   -----------------
Research and
  Development........     $ 2,031          $ 5,014           $ 7,337              $15,807            $ 30,189
General and
  Administrative.....       4,931            8,507            18,823               20,676              52,937
Selling and
  Marketing..........       5,812           16,543            11,007               20,789              54,151
                          -------          -------           -------              -------            --------
          Total......     $12,774          $30,064           $37,167              $57,272            $137,277
                          =======          =======           =======              =======            ========

(15)  COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2000, cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods, management believes that any ultimate monetary liability or financial impact to the Company beyond that provided for at December 31, 2000 would not be material to the Company's financial position.

Purchase Commitments

     a) On April 11, 2000, the Company entered into a marketing agreement with Research in Motion Limited (RIM). This agreement includes a commitment to purchase a significant amount of inventory. Under the agreement, the Company committed to the following terms:

     - Purchase up to 140,000 RIM handheld devices over the following three years. The total commitment is dependent upon certain conditions being met over the period of the agreement.

     - Payments to RIM totaling $900,000 over 15 months as compensation for RIM providing technology for the Company to build the RIM BlackBerry service infrastructure in the Company's network operations center.

     - Two annual maintenance payments of $375,000 each relating to annual maintenance services to be provided by RIM in relation to the RIM BlackBerry service

     In 2001, the Company is committed to purchase 87,050 RIM handheld devices. Depending on the mix of products ordered, the cost of these purchases will be between $27.8 million and $40.0 million.

     b) The Company is committed to take delivery of 10,420 Novatel wireless modems. These modems have already been paid for and we believe that we will be able to use them in the ordinary course of business.

     c) In connection with the acquisition of Motient's retail transportation segment, the Company signed airtime purchase commitments with Motient in the amount of $15 million over three years.

  Leases

     The Company is obligated under noncancelable operating leases for office space that expire at various dates through 2010. Future minimum lease payments under noncancelable operating leases are approximately as follows: (in thousands)

                  YEAR ENDING DECEMBER 31,
                  ------------------------
2001........................................................   $13,001
2002........................................................    14,053
2003........................................................    13,770
2004........................................................    12,873
2005........................................................    10,498
Thereafter..................................................    52,081
                                                              --------
          Total minimum lease payments......................  $116,276
                                                              ========

     Rent expense under operating leases was approximately $91,000, $282,000 and $4.5 million for the years ended December 31, 1998, 1999 and 2000, respectively.

  Letters of Credit

     During the normal course of operations, the Company has also entered into various letter of credit agreements. As of December 31, 2000, the Company had outstanding $8.7 million in letters of credit which expire at various times over the following five years.

  Acquisitions and Investments

     The Company is committed to make or has made the following payments in 2001 relating to its acquisitions and investments:

        (a) Strategy.com -- the Company invested an additional $10 million in January 2001 to purchase additional shares in Strategy.com.

        (b) Motient -- In connection with the acquisition of Motient's retail transportation business, the Company is committed to pay up to an additional $22.5 million if certain revenue and other incentive targets are met in 2001.

        (c) Sila Communications -- The Company has committed to provide additional funding of up to $9.6 million in 2001 to its majority-owned subsidiary, Sila Communications, Limited.

        (d) MindSurf -- The Company is committed to provide additional funding of $28.2 million to MindSurf.

(16)  SEGMENT INFORMATION

     The Company's operating segments include Vertical Markets, Software Products, Wireless Services, and European Operations. Each of these segments has distinct management teams. The Vertical Markets segment provides wireless data services software and engineering services to develop applications for the financial services, health care, mobile government, transportation and logistics, m-commerce, and merchant notification services industries. The Software Products segment develops, licenses and supports software products to extend the accessibility of applications and information from corporate networks and databases to handheld devices. The Wireless Services segment develops and provides wireless data services through our Enterprise ISP, BlackBerry(TM) by Aether(TM) and AirLoom(TM) offerings. Sila is the Company's European joint venture with Reuters and has the majority of its customers in the European financial services industry. Corporate and Other consists mainly of corporate assets and SG&A expenses.

     The Company began to report its financial results by segment as of the first quarter of 2000. During 2000, the Company's reportable segments have changed -- and the Company expects them to continue to change -- as its operating structure, business and the market in which it operates evolve. Each of the Company's segments has distinct management teams. In 1998 and 1999, all of the Company's revenue was generated from what is now reported as the vertical market segment.

     Segment detail is summarized as follows:

                               VERTICAL    SOFTWARE    WIRELESS    EUROPEAN    CORPORATE AND
                               MARKETS     PRODUCTS    SERVICES   OPERATIONS       OTHER         TOTAL
                               --------   ----------   --------   ----------   -------------   ----------
Year ended December 31, 1999
  Revenue....................  $  6,326   $       --    $   --     $     --     $       --     $    6,326
  Gross profit...............  $  2,850   $       --    $   --     $     --     $       --     $    2,850
  Total assets...............  $102,534   $       --    $   --     $     --     $       --     $  102,534
Year ended December 31, 2000
  Revenue....................  $ 31,100   $    7,938    $5,633     $ 13,483     $       --     $   58,154
  Gross profit...............  $ 13,837   $    4,997    $2,984     $  6,320     $       --     $   28,138
  Total assets...............  $294,683   $1,083,996    $   --     $178,001     $1,120,695     $2,677,375

     The Company derives revenue primarily from the U.S. and Europe. Information regarding our revenues in different geographic regions is as follows (in thousands):

                                                              TWELVE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                               1999        2000
                                                              -------   ----------
Revenue:
  U.S.......................................................  $ 6,326   $   43,766
  Aggregate Foreign.........................................       --       14,388
                                                              -------   ----------
                                                              $ 6,326   $   58,154
                                                              =======   ==========
Long Lived Assets...........................................
  U.S.......................................................  $15,214   $1,566,741
  Aggregate Foreign.........................................       --      168,765
                                                              -------   ----------
                                                              $15,214   $1,735,506
                                                              =======   ==========

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Aether Systems, Inc.:

     Under date of February 5, 2001, we reported on the consolidated balance sheets of Aether Systems, Inc. and subsidiary as of December 31, 1999 and 2000, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in this Annual Report on Form 10-K. We did not audit the consolidated financial statements of Sila Communications Limited, a majority-owned subsidiary, which statements reflect total assets constituting 6.7% and total revenues constituting 21.7% of the related consolidated totals in 2000. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion insofar as it relates to the amounts included for Sila Communications Limited is based solely on the report of the other auditors. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, based on our audits and the report of the other auditors, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

McLean, Virginia
February 5, 2001

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                  BALANCE AT        ACQUIRED    CHARGED TO COSTS                BALANCE AT
         DESCRIPTION           BEGINNING OF YEAR    BALANCES      AND EXPENSES     DEDUCTIONS   END OF YEAR
         -----------           -----------------   ----------   ----------------   ----------   -----------
1998
  Allowance for doubtful
     accounts................      $     --        $       --      $  157,061       $    --     $  157,061
  Allowance for inventory
     obsolescence............            --                --         169,630            --        169,630
1999
  Allowance for doubtful
     accounts................       157,061                --         (59,530)       41,160         56,371
  Allowance for inventory
     obsolescence............       169,630                --         (54,477)           --        115,153
2000
  Allowance for doubtful
     accounts................        56,371         4,477,686       1,390,929       230,471      5,694,515
  Allowance for inventory
     obsolescence............       115,153            45,122          82,571       105,654        137,192