Form 10-K/A
period 2000-12-31
AETHER SYSTEMS INC
filed 2001-04-30
CIK 1093434

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                             ----------------------

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER 000-27707

                              AETHER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                         52-2186634
         (State or Other Jurisdiction of                          (I.R.S. Employer
         Incorporation or Organization)                          Identification No.)

                             ----------------------

              11460 CRONRIDGE DRIVE
             OWINGS MILLS, MARYLAND                                     21117
    (Address of principal executive offices)                         (Zip Code)

                             ----------------------

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (410) 654-6400

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

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 27, 2001 was $435,220,231.

     As of April 27, 2001, 40,529,594 shares of the Registrant's common stock, $.01 par value per share, were outstanding.

                    DOCUMENT INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE

     The registrant amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission ("SEC") on April 2, 2001, by adding the following Items: (1) Part III, Item 10, Directors and Executive Officers of the Registrant, (2) Part III, Item 11, Executive Compensation, (3) Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and (4) Part III, Item 13, Certain Relationships and Related Transactions. No other changes were made.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information relating to the Company's executive officers and directors as of April 30, 2001.

                   NAME                     AGE                    POSITION
                   ----                     ---                    --------
David S. Oros.............................  41    Chairman of the Board and Chief Executive
                                                    Officer
George M. Davis...........................  45    President and Vice Chairman
David C. Reymann..........................  42    Chief Financial Officer
Dale R. Shelton...........................  39    Chief Technology Officer
Brian W. Keane............................  42    Executive Vice President, Corporate
                                                    Development
Michael Mancuso...........................  55    Executive Vice President, Vertical Markets
                                                    Business Segment
Thomas Lupica.............................  44    Senior Vice President, Wireless Solutions
Lawrence Roshfeld.........................  42    Senior Vice President, Software Products
                                                    Business Segment
J. Carter Beese, Jr.(1)(2)................  44    Director
Frank A. Bonsal, Jr.(2)...................  64    Director
Mark D. Ein...............................  36    Director
Rahul C. Prakash(1).......................  39    Director
Janice M. Roberts.........................  45    Director
Dr. Rajendra Singh........................  44    Director
George P. Stamas..........................  50    Director
Devin N. Wenig............................  34    Director
Thomas E. Wheeler(1)......................  55    Director

---------------
(1) Member of the compensation committee.

(2) Member of the audit committee.

     David S. Oros founded Aether in 1996, and currently serves as our chairman and chief executive officer. Prior to the closing of our acquisition of Riverbed Technologies, he also served as president from Aether's inception. Mr. Oros also serves on the board of directors of OmniSky. From 1994 until 1996, Mr. Oros was president of NexGen Technologies, L.L.C., a wireless software development company that contributed all of its assets to Aether. From 1992 until 1994, he was president of the Wireless Data Group at Westinghouse Electric. Prior to that, Mr. Oros spent from 1982 until 1992 at Westinghouse Electric ("Westinghouse") directing internal research and managing large programs in advanced airborne radar design and development. Mr. Oros received a B.S. in mathematics and physics from the University of Maryland, and holds a U.S. patent for a multi-function radar system.

     George M. Davis is our president and vice chairman. He previously served as our chief operating officer and president of our enterprise solutions and services group. He joined us in September 1996, as vice president, business development, to lead initiatives required to launch, maintain and develop business opportunities for our services. From September 1994 until September 1996, Mr. Davis was director of enterprise management systems at Northrop Grumman Corp. ("Northrop"). Prior to that time, Mr. Davis spent more than 14 years at Westinghouse where he managed advanced military electronic development and production projects. He received a B.S. in business and economics from Bethany College.

     David C. Reymann has served as our chief financial officer since joining us in June 1998. Mr. Reymann is also responsible for our treasury management services, investor relations and human resources. Before joining us, Mr. Reymann was director of finance and accounting for The Sweetheart Cup Company from June 1996 until May 1998, where he managed the financial analysis department and the accounting operations for 11 North American manufacturing plants. Prior to that, Mr. Reymann spent 12 years with Procter & Gamble, serving in several key finance, accounting and operations positions. Prior to that, Mr. Reymann spent five years at Ernst & Young, where he most recently specialized in emerging growth companies. Mr. Reymann received a B.S. in accounting from the University of Baltimore, and is a certified public accountant.

     Dale R. Shelton has served as our chief technology officer since February 2000. From June 1996 to February 2000, he served as our senior vice president, engineering, during which time he directed the development of Aether Instant Messaging ("AIM")(TM) and our wireless data services. From January 1994 until June 1996, Mr. Shelton served as the systems development leader for flash-flood prediction systems at the National Weather Service. From June 1992 until January 1994, Mr. Shelton was principal engineer for ARINC, Inc., where he led the development of aviation tracking and maintenance systems. He received a B.S. in computer science from the University of Maryland.

     Brian W. Keane has served as executive vice president, corporate development since November 2000. Mr. Keane was senior vice president, business affairs since joining us in August 1999. Mr. Keane is responsible for mergers and acquisitions, strategic investments, joint ventures and new strategic business initiatives. From February 1998 until August 1999, Mr. Keane was chief financial officer for Management Information Consulting, Inc., a technology consulting company. Prior to that, Mr. Keane spent ten years as an investment banker with Smith Barney Inc. Mr. Keane received a B.A. in history and mathematics from Cornell University and an M.B.A. from Harvard Business School.

     Michael S. Mancuso has served as our executive vice-president, vertical business unit operations, engineering services group and sales organization since the closing of our Cerulean Technology Inc. ("Cerulean") acquisition. From December 1999 to September 2000, Mr. Mancuso was the president and chief operating officer (COO) at Cerulean. Mr. Mancuso served as vice president of U.S. sales and services at the Data General division of EMC Corporation and as vice president of Data General's original equipment manufacturers (OEM) division from June 1997 to December 1999. He also served as general manager within Hewlett-Packard Company's Healthcare Information Systems Division from February 1995 to June 1997. Previously, Mr. Mancuso was at Digital Equipment Corporation/Compaq where he held leadership positions in sales and marketing. Mr. Mancuso holds an M.B.A. from Babson College and B.S. in Finance/Accounting from the University of Massachusetts.

     Larry M. Roshfeld has served as our senior vice president, software products, since July 2000. Mr. Roshfeld is responsible for product strategy, development, marketing and professional services for Aether's comprehensive software product line. Previously, Mr. Roshfeld was senior vice president, products, for Riverbed prior to the closing of our Riverbed acquisition. During 1999, Mr. Roshfeld was vice president, product marketing for E-Certify. From 1997 to 1998, Mr. Roshfeld was vice president of product development at Manugistics Group. In addition, from 1984 to 1997, he served in a number of key roles at Lotus Development Corporation and IBM, including Director of Lotus 1-2-3, General Manager of SmartSuite and General Manager of Internet Applications. Mr. Roshfeld holds a B.A. degree in chemistry from Clark University and a Master's degree in consulting psychology from Harvard University.

     Thomas A. Lupica has served as our vice president of systems development since September 1999. Since November 2000, Mr. Lupica has been our senior vice president of wireless services. Prior to that, Mr. Lupica spent 19 years at Westinghouse/Northrop Grumman, where his responsibilities included domestic and international marketing, sales, manufacturing, engineering development, production and logistics support.

Mr. Lupica holds a B.S. in math and physics from Hobart College, where he graduated magna cum laude, and an M.S.E. from the University of Virginia.

     J. Carter Beese, Jr. was elected a director of Aether on October 20, 1999. Since July 1998, Mr. Beese has served as president of Riggs Capital Partners, a division of Riggs National Corp., where he oversees a $100 million venture capital fund. From September 1997 until July 1998, he served as vice chairman of the Global Banking Group of BT Alex. Brown. Prior to the merger of Bankers Trust and Alex. Brown, Mr. Beese was chairman of Alex. Brown International from November 1994 until September 1997. From February 1992 until November 1994, Mr. Beese served as a commissioner of the SEC. Mr. Beese serves as a senior advisor to the Center for Strategic and International Studies, a non-partisan public policy think tank and is involved in the World Economic Forum. He serves as a director on the boards of China.com; Internet Securities, Inc., a company majority owned by Euromoney Institutional Investor, Inc.; and Natural Solutions, Inc. Mr. Beese received a B.S. in economics and political science from Rollins College.

     Frank A. Bonsal, Jr. was elected a director of Aether on October 20, 1999. Since 1978, Mr. Bonsal has been a founding partner of New Enterprise Associates, one of the largest venture capital firms in the United States. Mr. Bonsal has focused on the development of early stage companies. He currently serves as a director on the boards of CORVIS Corp., Codeon Corp., Viewgate Networks, Versient Corp., and Brown Investment Advisors Trust Co. In addition, he is a special limited partner of Amadeus Capital Partners, Boulder Venture, Novak Biddle, Trellis Ventures and Windward Ventures. Mr. Bonsal received a B.A. in economics from Princeton University.

     Mark D. Ein was a co-founder of Aether, and was elected a director of Aether on October 20, 1999. Mr. Ein is the founder and chief executive officer of Venturehouse Group, a holding company that was established in September 1999 to create, invest in and acquire technology and telecommunications companies. From 1992 until September 1999, Mr. Ein was a principal with The Carlyle Group, where he was responsible for many of its telecommunications investment activities. Prior to joining Carlyle, Mr. Ein was an associate with Brentwood Associates, where he worked on leveraged buyout and venture capital investments. Prior to joining Brentwood Associates, he was an analyst in the real estate department of Goldman, Sachs and Co. Mr. Ein currently serves as a director on the boards of LCC International, Inc. and several private companies. Mr. Ein received a B.S. in economics from the University of Pennsylvania, and an M.B.A. from Harvard Business School.

     Rahul C. Prakash was elected a director of Aether on October 20, 1999. Since January 1997, Mr. Prakash has served as president of Telcom Ventures, L.L.C., a wireless communications investment company. From January 1994 until December 1996, Mr. Prakash served as vice president, business development of Telcom Ventures. Prior to that time, he served as a director of business development at LCC International, Inc., a worldwide provider of wireless engineering and design services. From 1993 until 1994, Mr. Prakash was the director of business development for Telemate, a joint venture he helped establish between LCC and France Telecom. Mr. Prakash is also a director of several private telecommunications companies controlled by Telcom Ventures. He received an M.B.A. in international finance from American University and an M.B.A. from the University of New Delhi, Faculty of Management Studies.

     Janice M. Roberts was elected a director of Aether on October 20, 1999. In June 2000, Ms. Roberts became a general partner at Mayfield, a venture capital firm. From September 1992 to May 2000, Ms. Roberts served as senior vice president of global marketing and business development for 3Com Corporation. She was also president of 3Com Ventures, a corporate investment fund, and a director of OmniSky. From January 1992 until September 1992, Ms. Roberts served as vice president and general manager for 3Com's enterprise networking division. From 1989 until January 1992, Ms. Roberts was with BICC Communications where she held several positions, including most recently, president and managing director of its worldwide data networking business. Previously, she held a number of senior international marketing, sales and business development positions in engineering, electronics and communications-based companies. She holds an Honors degree in economics and business from the University of Birmingham in the United Kingdom and is a member of the Chartered Institute of Marketing.

     Dr. Rajendra Singh was elected a director of Aether on October 20, 1999. Since December 1993, Dr. Singh has served as chairman of the board of directors and chief executive officer of Telcom Ventures, L.L.C. From 1983 until June 1996, Dr. Singh served as chairman of the board of directors of LCC International, Inc., which he co-founded with his wife in 1983. Dr. Singh has played an instrumental role in the cellular industry by developing key standards used today in wireless system design and methodology. Dr. Singh is a member of the board of directors of Teligent, Inc., XM Satellite Radio Holdings, Inc. and LCC International, Inc. He received a Ph.D. in electrical engineering from Southern Methodist University.

     George P. Stamas was elected a director of Aether on October 20, 1999. Since January 2000, Mr. Stamas has served as the vice chairman of the board and managing director of Deutsche Banc Alex. Brown. From April 1996 until December 1999, Mr. Stamas was a partner with the law firm of Wilmer, Cutler & Pickering. From 1983 until April 1996, Mr. Stamas was a partner at Piper & Marbury L.L.P. Mr. Stamas is counsel to, and a limited partner of, the Baltimore Orioles baseball team. Mr. Stamas also serves on the board of directors of FTI Consulting, Inc., a provider of litigation support services, Luminant Worldwide Corporation, a provider of Internet consulting services and Metrocall, a paging company. He received a B.S. in economics from the Wharton School of the University of Pennsylvania and a J.D. from University of Maryland Law School.

     Devin N. Wenig was elected a director of Aether on October 20, 1999. In April 1994, Mr. Wenig joined Reuters America, Inc. and was promoted to managing director of Reuters Information in February 2000, where he has global responsibility for the regional and central marketing function, product development, electronic commerce, the data groups and commercial policy for Reuters's information businesses in the Americas. Mr. Wenig serves as a director on the boards of Loan Pricing Corp., Intralinks, Inc., FreeEdgar.com and Multex.com. He received a B.S. from Union College and a J.D. from Columbia University.

     Thomas E. Wheeler was elected a director of Aether on October 20, 1999. Since 1992, Mr. Wheeler has served as president and chief executive officer of the Cellular Telecommunications Industry Association. In 1994 and 2000, Mr. Wheeler was appointed by President Clinton to six-year terms as a member of the board of trustees of the John F. Kennedy Center for the Performing Arts. Mr. Wheeler is a director on the boards of the Public Broadcasting System and OmniSky Corporation. He is the author of "Take Command! Leadership Lessons from the Civil War." He received a B.S. in business administration from Ohio State University.

     Directors serve for a term of one year.

     Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. We expect that each of our officers will devote substantially full time to our affairs. We expect that our non-employee directors will devote such time to our affairs as is necessary to discharge their duties. There are no family relationships among any of our executive officers, directors or key employees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act") requires our officers (as defined in regulations issued by the SEC) and directors, and persons who own more than ten percent of a registered class of Aether's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file.

     Based solely on a review of copies of such reports of ownership furnished to us and certifications from executive officers and directors, we believe that during the past fiscal year all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with except as follows: a Form 4 for NexGen Technologies due October 10, 2000 relating to one transaction was filed on October 19, 2000; a Form 4 for Thomas Wheeler due October 10, 2000 relating to two transactions was filed April 9, 2001; Messrs. Mancuso, Lupica and Roshfeld each failed to file a Form 3 due in November 2000 and Mr. Lupica failed to file a Form 4 relating to one transaction due in December 2000.

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation. The following table sets forth compensation for 1998, 1999 and 2000 awarded to, earned by or paid to our chief executive officer and the five other most highly paid executive officers. We refer to these six officers as the "named executive officers."

                                                                              LONG-TERM
                                                                         COMPENSATION AWARDS
                                                                      -------------------------
                                                                                       SHARES
                                           ANNUAL COMPENSATION        OTHER ANNUAL   UNDERLYING    ALL OTHER
                                      -----------------------------   COMPENSATION    OPTIONS     COMPENSATION
    NAME AND PRINCIPAL POSITION       YEAR   SALARY ($)   BONUS ($)       ($)           (#)           ($)
    ---------------------------       ----   ----------   ---------   ------------   ----------   ------------
David S. Oros.......................  2000    $200,000    $     --           --        350,000
  Chairman and Chief Executive        1999     200,000     250,000           --        945,100           --
  Officer                             1998     200,000     150,000           --             --           --
George M. Davis.....................  2000     200,000      40,000           --        145,000       $6,096
  President and Vice Chair            1999     157,292      24,504           --         55,000        7,750(1)
                                      1998     133,333      52,895       $2,420         75,000           --
David C. Reymann....................  2000     150,000      30,000           --         80,000
  Chief Financial Officer             1999     126,042          --           --         51,250           --
Dale R. Shelton.....................  2000     150,000      30,000           --        100,000
  Chief Technology Officer            1999     129,167      20,000           --         42,500           --
                                      1998     109,200       4,000           --         50,000           --
Brian W. Keane......................  2000     150,000      30,000           --         50,000           --
  Executive Vice President            1999      56,817      50,000           --        125,000           --
                                      1998          --          --           --             --           --
E. Wayne Jackson III................  2000     160,423      29,100           --             --           --
  President, Software Products Group (2)

---------------
(1) Allowance for automobile.

(2) Mr. Jackson resigned as President, Software Products Group in November 2000 and was not an executive officer as of December 31, 2000.

     Option Grants. The following table shows information regarding stock options granted to the named executive officers during the year ended December 31, 2000. No stock appreciation rights were granted to these individuals during the year. All options were granted under the Company's 1999 Equity Incentive Plan.

                                NUMBER OF                                             POTENTIAL REALIZABLE VALUE AT
                                  SHARES     PERCENTAGE OF                               ASSUMED ANNUAL RATES OF
                                UNDERLYING       TOTAL       EXERCISE                 STOCK PRICE APPRECIATION FOR
                                 OPTIONS        OPTIONS      PRICE PER                       OPTION TERM ($)
                                 GRANTED      GRANTED TO       SHARE     EXPIRATION   -----------------------------
             NAME                 (#)(*)       EMPLOYEES        ($)       DATE (1)       5% (2)          10% (2)
             ----               ----------   -------------   ---------   ----------   -------------   -------------
David S. Oros.................   350,000         6.6%         $ 90.00    10/05/2010    $19,810,181     $50,202,887
George M. Davis...............    80,000         2.7%         $152.06     7/28/2010    $ 7,650,377     $19,387,558
                                  65,000                      $ 90.00    10/05/2010    $ 3,679,034     $ 9,323,393
David C. Reymann..............    50,000         1.5%         $152.06     7/28/2010    $ 4,781,486     $12,117,224
                                  30,000                      $ 90.00    10/05/2010    $ 1,698,015     $ 4,303,105
Dale R. Shelton...............    40,000         1.9%         $152.06     7/28/2010    $ 3,825,189     $ 9,693,779
                                  60,000                      $ 91.25    11/02/2010    $ 3,443,198     $ 8,725,740
Brian W. Keane................    20,000         0.9%         $152.06     7/28/2010    $ 1,912,594     $ 4,846,890
                                  30,000                      $ 91.25    11/02/2010    $ 1,721,599     $ 4,362,870
E. Wayne Jackson..............       (3)          (3)             (3)           (3)            (3)             (3)

---------------
(1) Options expire 90 days after the termination of employment of the option holder.

(2) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the SEC and are based on the assumption that the exercise price was the fair market value of the shares on the date of grant. There is no assurance provided to any executive officer or any other holder of our securities that the actual price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level.

(3) Mr. Jackson received options to acquire 92,862 shares at an exercise price of $2.014 in connection with Aether's acquisition of Riverbed Technologies. The options were issued to Mr. Jackson in exchange for options in Riverbed Technologies awarded to Mr. Jackson in 1999. The options expire October 7, 2009 and the potential realizable value is $117,618 at a 5% appreciation rate and $298,068 at a 10% appreciation rate.

     Aggregate Option Exercises and Holdings. The following table provides information concerning option exercises during the year ended December 30, 2000, and the shares represented by outstanding options held by each of the named executive officers as of December 31, 2000.

                                                              NUMBER OF SHARES
                            SHARES                         UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                          ACQUIRED ON                        OPTIONS AT DEC. 31,         IN-THE-MONEY OPTIONS AT
                           EXERCISE                             2000 (#) (1)              DEC. 31, 2000 ($) (2)
                            (NUMBER     VALUE REALIZED   ---------------------------   ---------------------------
          NAME            OF SHARES)      (DOLLARS)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
          ----            -----------   --------------   -----------   -------------   -----------   -------------
David S. Oros...........    60,000       $ 5,936,250       812,500        362,600      $30,115,125    $  291,438
                            60,000       $11,650,800
George M. Davis.........    22,500       $ 2,253,094        45,000        225,000      $ 1,688,850    $2,978,650
                            65,000       $12,699,700
                            37,500       $ 3,755,156
                             5,000       $   494,688
David C. Reymann........    20,833       $ 2,063,457         5,416        133,334      $   203,262    $1,795,916
                            20,833       $ 4,047,643
                             9,167       $   906,960
                             4,167       $   809,148
Dale R. Shelton.........     2,500       $   250,344        42,500        155,000      $ 1,610,025    $1,992,150
                            60,000       $11,722,800
                            10,000       $ 1,001,375
                            27,500       $ 2,753,781
                            12,500       $ 1,251,719
                             7,500       $   742,031
Brian W. Keane..........    30,000       $ 2,872,125        28,334         91,666      $   972,706    $1,430,393
                            25,000       $ 4,774,500
E. Wayne Jackson........    32,888       $ 6,410,858        11,548         20,982      $   428,616    $  778,768
                            27,444       $ 2,730,879

---------------
(1) On December 31, 2000, each of the eligible named executive officers elected to exchange options they held for restricted shares of Aether common stock, with the exchange to be effective upon shareholder approval of amendments to the 1999 Equity Incentive Plan. The number and exercise prices of options each of the named executive officer elected to exchange and the number of restricted shares of Aether common stock that the officer will receive when the exchange is completed are set forth below.

                                                  NUMBER OF OPTIONS   EXERCISE PRICES   NUMBER OF SHARES
                                                  -----------------   ---------------   ----------------
    David Oros..................................       350,000            $ 90.00           105,000
    George Davis................................        80,000            $152.06            24,000
                                                        65,000            $ 90.00            19,500
    Brian Keane.................................        30,000            $152.06             9,000
                                                        20,000            $ 91.25             6,000
    David Reymann...............................        50,000            $152.06            15,000
                                                        30,000            $ 90.00             9,000
    Dale Shelton................................        40,000            $152.06            12,000
                                                        60,000            $ 91.25            18,000

(2) Options were "in the money" to the extent the closing price of Aether's common stock on December 31, 2000 exceeded the exercise price of the options. The value of unexercised options represents the difference between the exercise price of net options and $39.125, which was the last reported sale price of Aether common stock on December 29, 2000.

DIRECTOR COMPENSATION

     Except for reimbursement for reasonable travel expenses relating to attendance at Board meetings and discretionary grants of stock options, Directors are not compensated for their services as directors. Directors who are employees are eligible to participate in our equity incentive plan. In 1999, we granted options to purchase 12,600 shares to each Director and options to purchase 4,000 shares to each member of the Audit and Compensation Committees. The exercise price of these options is $16.00 per share. Mr. Wenig holds his options in trust for the benefit of Reuters; he currently has no beneficial interest in the options.

     The following table identifies options that we have granted to non-employee directors since January 1, 1997.

                                                              NUMBER OF
                                                                SHARES
                                                              UNDERLYING    EXERCISE
                   NON-EMPLOYEE DIRECTOR                      OPTIONS(#)    PRICE($)
                   ---------------------                      ----------    --------
J. Carter Beese, Jr. .......................................    75,000       $ 0.40
                                                                20,600        16.00
Frank A. Bonsal, Jr. .......................................    37,500         1.77
                                                                16,600        16.00
Mark D. Ein.................................................   100,000         1.60
                                                                17,500         4.00
                                                                12,600        16.00
                                                               100,000         0.40
Rahul C. Prakash............................................    16,600        16.00
Janice M. Roberts...........................................    12,600        16.00
Dr. Rajendra Singh..........................................    12,600        16.00
George P. Stamas............................................     6,250         0.40
                                                                 5,000         2.40
                                                                12,600        16.00
Devin N. Wenig..............................................    12,600        16.00
Thomas E. Wheeler...........................................    37,500         1.77
                                                                16,600        16.00

EMPLOYMENT AGREEMENT

     We have entered into an employment contract with Mr. Oros.

     Mr. Oros' contract became effective June 22, 1999, and provides for a salary of $200,000 per year, a performance bonus of up to $100,000 per year, and additional bonuses based on annual revenue targets and proceeds raised from private placements of our equity securities in 1999. The contract has an initial term expiring in June 2002, and automatically extends for additional one month increments until terminated by Aether or Mr. Oros on 15 days notice. Pursuant to the contract, we granted Mr. Oros a warrant to acquire 875,000 shares of our common stock. The warrant currently has an exercise price of $1.60 per share of common stock. We also gave Mr. Oros the right to allocate to key employees of his choosing warrants to acquire 125,000 shares of common stock having the same terms and conditions. Mr. Oros has awarded warrants for 50,000 shares of our common stock to Mr. Davis, 37,500 shares of our common stock to Mr. Shelton, and 18,750 shares of our common stock to Mr. Reymann. Mr. Oros subsequently received our permission to assign part of his warrant, leaving him with a warrant to acquire 775,000 shares. In September 1999, Mr. Oros received a warrant to acquire 175,000 shares of our common stock at an exercise price of $4 per share. From this grant, Mr. Oros subsequently assigned a warrant exercisable for 17,500 shares of our common stock. Each of these warrants became exercisable upon completion of our initial public offering. If we terminate Mr. Oros without cause, he is entitled to receive from us an amount equal to the salary he would have received during the balance of the term of the employment contract. Under the contract, "cause" means committing an act of gross negligence or other willful act that materially adversely affects Aether, refusing to comply in any respect with specific directions of our Board of Directors, or being convicted or pleading no contest to any felony or any misdemeanor involving fraud, breach of trust or misappropriation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of our Compensation Committee is an officer or employee of Aether. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee except that Messrs. Beese, Oros and Keane serve on the board of directors of Sila Communications, Limited, of which Mr. Oros is an executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of our common stock as of April 26, 2001, as to:

     - each person (or group of affiliated persons) known by us to own beneficially more than 5% of our outstanding common stock;

     - each of our directors and executive officers; and

     - all our directors and executive officers as a group.

     For the purposes of calculating percentage ownership as of April 26, 2001, 41,167,070 shares were issued and outstanding and, for any individual who beneficially owns shares represented by options exercisable on or before July 11, 2001, these shares are treated as if outstanding for that person, but not for any other person. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o Aether Systems, Inc., 11460 Cronridge Drive, Owings Mills, Maryland 21117.

                                                              BENEFICIAL OWNERSHIP
                                                                   OF SHARES
                                                              --------------------
                      NAME AND ADDRESS                         NUMBER      PERCENT
                      ----------------                        ---------    -------
DIRECTORS AND EXECUTIVE OFFICERS:
  David S. Oros(1)..........................................  4,139,257     10.0%
  George M. Davis(2)........................................     53,000        *
  Dale R. Shelton(3)........................................     46,500        *
  David C. Reymann(4).......................................     31,250        *
  Brian W. Keane(5).........................................     28,334        *
  Frank A. Bonsal, Jr.(6)...................................     74,818        *
     1119 St. Paul Street
     Baltimore, MD 21202
  J. Carter Beese(7)........................................     50,814        *
  Mark D. Ein(8)............................................    192,550        *
  Rahul C. Prakash(9).......................................      2,000        *
     c/o Telcom Venture, L.L.C.
     211 N. Union St., Suite 300
     Alexandria, VA 22314
  Janice M. Roberts(10).....................................      6,300        *
     c/o Mayfield
     2800 Sand Hill Road
     Menlo Pak, CA 94025

                                                              BENEFICIAL OWNERSHIP
                                                                   OF SHARES
                                                              --------------------
                      NAME AND ADDRESS                         NUMBER      PERCENT
                      ----------------                        ---------    -------
  Dr. Rajendra Singh(11)....................................  3,678,848      9.1%
     c/o Telcom Ventures, L.L.C.
     211 N. Union St., Suite 300
     Alexandria, VA 22314
  George P. Stamas(12)......................................     12,550        *
     c/o Deutsche Banc Alex. Brown
     One South Street
     Baltimore, MD 21202
  Devin N. Wenig(13)........................................      6,300        *
     c/o Reuters America, Inc.
     1700 Broadway, 2nd Floor
     New York, NY 10019
  Thomas E. Wheeler(14).....................................     46,250        *
  All directors and officers as a group (17 persons)(15)....  8,412,628     20.2%
5% STOCKHOLDERS:
  NexGen Technologies, L.L.C. ..............................  3,326,757      8.2%
  Reuters MarketClip Holdings Sarl(16)......................  2,828,055      7.0%
     c/o Reuters America, Inc.
     1700 Broad, 2nd Floor
     New York, NY 10019
  Telcom-ATI Investors, L.L.C. .............................  3,678,848      9.1%
     211 N. Union St., Suite 300
     Alexandria, VA 22314
  Janus Capital Corporation(17).............................  2,779,409      6.9%
     100 Fillmore Street
     Denver, CO 80206
  FMR Corporation(17).......................................  4,195,258     10.4%
     82 Devonshire Street
     Boston, MA 02109

---------------
  *  Less than 1%

 (1) Includes 3,326,757 shares of common stock owned by NexGen Technologies, L.L.C. over which Mr. Oros exercises voting and investment control by virtue of his position as managing member of NexGen. Also includes warrants to purchase 812,500 shares of common stock.

 (2) Includes exercisable warrants to purchase 53,000 shares of common stock.

 (3) Includes exercisable options to purchase 16,500 shares of common stock and warrants to purchase 30,000 shares of common stock.

 (4) Includes exercisable options to purchase 25,834 shares of common stock and warrants to purchase 5,416 shares of common stock.

 (5) Includes exercisable options to purchase 28,334 shares of common stock.

 (6) Includes exercisable options to purchase 45,800 shares of common stock.

 (7) Excludes approximately 100,188 shares of common stock in which Mr. Beese has an indirect interest as a result of his non-voting limited liability company membership interest in Telcom-ATI. The amount includes exercisable options to purchase 10,300 shares of common stock.

 (8) Includes warrants to purchase 52,500 shares of common stock and exercisable options to purchase 6,300 shares of common stock. Also includes 3,000 shares of common stock owned by the Mark David Ein Foundation, which Mr. Ein may be deemed to beneficially own based on his control of that organization.

 (9) Mr. Prakash, the president of Telcom-ATI, (which is controlled by Telcom Ventures, LLC), disclaims beneficial ownership of the 3,678,848 shares of common stock owned by Telcom-ATI, including shares in which he has an indirect interest as a result of his option to acquire a non-voting limited liability company membership interest in Telcom-ATI. The amount shown includes exercisable options to acquire 2,000 shares of common stock.

(10) Includes options to purchase 6,300 shares of common stock.

(11) Includes 3,678,848 shares of common stock owned by Telcom-ATI and entities it controls, over which Dr. Singh exercises voting and investment control by virtue of his position as chairman and chief executive officer of Telcom-ATI.

(12) Includes exercisable options to purchase 12,550 shares of common stock. The amount shown excludes approximately 15,018 shares in which Mr. Stamas has an indirect interest as a result of his nonvoting limited liability company membership interest in Telcom-ATI Investors. Mr. Stamas also disclaims beneficial ownership of the 1,945,442 shares beneficially owned by Pyramid Ventures, Inc., an affiliate of Deutsche Banc AG.

(13) Includes exercisable options to purchase 6,300 shares of common stock.

(14) Includes exercisable options to purchase 41,525 shares of common stock. Also includes 5,000 shares owned by the Carol and Tom Wheeler Foundation of which Mr. Wheeler is the trustee.

(15) Includes options and warrants to purchase 1,168,741 shares of common stock.

(16) Reuters MarketClip Holdings Sarl is an indirect wholly-owned subsidiary of Reuters Group PLC.

(17) Based solely on reports filed by these person with the Securities and Exchange Commission as of April 26, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since January 1, 2000, we have engaged in the following transactions with the following persons:

     - directors, nominees for election as directors, or executive officers;
     - beneficial owners of 5% or more of the Company's common stock;
     - immediate family members of the above, and
     - entities in which the above persons have substantial interests.

OMNISKY

     In 1999, we acquired shares of preferred stock of OmniSky Corporation. In January 2000, we exercised a right of first refusal to maintain our percentage interest in OmniSky by acquiring 1,439,809 shares of Series B Preferred Stock for $6.7 million, net of cancellation of approximately $613,000 of indebtedness owed by OmniSky to us. In connection with OmniSky's initial public offering in September 2000, all of our preferred stock was converted into common stock and our interest decreased to approximately 25.7%. OmniSky's board of directors currently includes: David S. Oros, our Chairman and Chief Executive Officer, and Janice M. Roberts and Thomas E. Wheeler, who are two of our Directors. We had also entered into a voting agreement with 3Com and OmniSky's management in which each of the parties agreed to vote in favor of each of the directors named by Aether, 3Com and OmniSky's management. This voting agreement recently expired upon completion of OmniSky's initial public offering. As part of our investment with 3Com in OmniSky, we each received registration rights, including two demand registration rights that we can use beginning on the first anniversary of the completion of OmniSky's initial public offering.

RIVERBED TECHNOLOGIES, INC.

     On March 6, 2000, we acquired Riverbed for an aggregate of 5.4 million shares of our common stock. We issued 4,537,281 shares in exchange for the outstanding shares of Riverbed capital stock, and reserved an additional 862,480 shares of our common stock for issuance upon exercise of options issued to Riverbed employees. At the closing, E. Wayne Jackson, the chairman and chief executive officer of Riverbed, became the president of our software products group and (until his resignation as a director in November 2000) a director of Aether and Robin T. Vasan, a director of Riverbed, became a director of Aether. In addition, Mr. Jackson entered into an employment agreement, which includes a provision restricting him from competing with us or Riverbed, for one year following the termination of his employment with us. As part of the closing, licensing fees for our AIM software platform that had been incurred by Riverbed are no longer payable.

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

REUTERS

     On May 6, 2000, Aether and Reuters formed Sila. Reuters was one of our original investors and continues to hold approximately 7.5% of our common stock. In addition, under the terms of a voting agreement among some of our stockholders Reuters has the right to appoint one director, who is currently Devin Wenig. We own 60.0% of Sila, and Reuters owns the remaining 40.0%. David
S. Oros, our Chairman and Chief Executive Officer, serves as chairman of Sila, and one of our directors, J. Carter Beese, Jr., and one of our executive officers, Brian Keane, also serve on the board of Sila. Our investment in Sila was funded with $13.5 million in cash and our contribution of IFX, a company which we purchased in April 2000 for $85 million. Reuters contributed $22 million in cash and its wireless applications business, Futures Pager.

     Reuters also provided financial data services to Aether during 2000 and received $250,373 in payment for these services. Aether provided Reuters' employees MarketClip services during 2000 and Aether received compensation of $22,106 for these services.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2001.

                                            Aether Systems, Inc.

                                            By:    /s/ DAVID C. REYMANN
                                              ----------------------------------
                                                David C. Reymann
                                                Chief Financial Officer