Form 10-Q
period 2001-03-31
AETHER SYSTEMS INC
filed 2001-05-15
CIK 1093434

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2001

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

                                 ---------------

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

As of May 10, 2001, 40,562,069 shares of the Registrant's common stock, $.01 par value per share, were outstanding.

================================================================================

                              AETHER SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

PART I:     FINANCIAL INFORMATION

 ITEM 1:    FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 - UNAUDITED

                CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001 - UNAUDITED AND DECEMBER 31, 2000.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 -- UNAUDITED

                NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                STATEMENTS

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II:    OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

ITEM 2:     CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3:     DEFAULT UPON SENIOR SECURITIES

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5:     OTHER INFORMATION

ITEM 6:     EXHIBITS AND REPORTS

PART I - FINANCIAL INFORMATION
ITEM 1:     FINANCIAL STATEMENTS


                              AETHER SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              MARCH 31,     DECEMBER 31,
                                                                                 2001             2000
                                                                            --------------  ---------------
ASSETS                                                                       (unaudited)
Current assets:
  Cash and cash equivalents............................................      $    727,289   $      856,391
  Restricted cash......................................................             2,121           16,356
  Short-term investments...............................................             2,618            2,648
  Trade accounts receivable, net of allowance for doubtful
    accounts of $10,606 and $5,695 at March 31, 2001 and
   December 31, 2000, respectively.....................................            32,087           30,263
  Inventory, net of allowance for obsolescence of $2,032 and
     $137 at March 31, 2001 and December 31, 2000, respectively........            32,331           19,130
  Prepaid expenses and other current assets............................            20,588           17,081
                                                                             ------------   --------------
          Total current assets.........................................           817,034          941,869
Property and equipment, net............................................            64,546           53,223
Investments............................................................            81,055          182,444
Intangibles, net.......................................................           434,838        1,478,485
Other assets, net......................................................            18,812           21,354
                                                                             ------------   --------------
                                                                             $  1,416,285   $    2,677,375
                                                                             ============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................      $     13,921   $        9,747
  Accrued expenses.....................................................            35,078           66,949
  Accrued employee compensation and benefits...........................            16,702           12,566
  Deferred revenue.....................................................            16,631           14,170
  Accrued interest payable.............................................                --            5,072
  Current portion of notes payable.....................................               112           13,741
                                                                             ------------   --------------
          Total current liabilities....................................            82,444          122,245
Convertible subordinated notes payable and other notes
  payable, less current portion........................................           320,690          321,201
Deferred tax liability.................................................            10,259           10,694
Minority interest in net assets of a subsidiary........................            51,873           55,537
Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000
     shares authorized; 0 shares issued and
     outstanding at March 31, 2001 and December 31, 2000                               --               --
  Common stock, $0.01 par value;
     1,000,000,000 shares authorized; 40,482,767 and
     40,415,722 shares issued and outstanding at March 31, 2001
     and December 31, 2000, respectively...............................               405              404
  Additional paid-in capital...........................................         2,557,082        2,552,016
  Accumulated deficit..................................................        (1,585,614)        (385,314)
  Foreign currency translation adjustment..............................              (467)            (113)
  Unrealized gain (loss) on investments available for
     sale..............................................................           (20,387)             705
                                                                             ------------   --------------
          Total stockholders' equity...................................           951,019        2,167,698
                                                                             ------------   --------------
Commitments and contingencies..........................................
                                                                             $  1,416,285   $    2,677,375
                                                                             ============   ==============

     See accompanying notes to condensed consolidated financial statements.

                              AETHER SYSTEMS, INC.

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  2001              2000
                                                                             --------------    --------------
Subscriber revenue......................................................       $    10,400     $       2,794
Engineering services revenue............................................             2,363             1,403
Software and related services revenue...................................            11,797             1,069
Device sales............................................................             6,099               135
                                                                             --------------    --------------
          Total revenue.................................................            30,659             5,401
Cost of subscriber revenue..............................................             6,234             1,059
Cost of engineering services revenue....................................             1,300               614
Cost of software and related services revenue...........................             4,082               678
Cost of device sales....................................................             8,217               673
                                                                             -------------     -------------
          Total cost of revenue.........................................            19,833             3,024
                                                                             --------------    --------------
          Gross profit..................................................            10,826             2,377
                                                                             --------------    --------------
Operating expenses:
  Research and development (exclusive of option and warrant
     expense)...........................................................            17,171             2,031
  General and administrative (exclusive of option and
     warrant expense)...................................................            25,804             4,931
  Selling and marketing (exclusive of option and warrant
     expense)...........................................................            20,216             5,812
  In-process research and development related to
     acquisitions.......................................................                 -             2,100
  Depreciation and amortization.........................................            91,795            17,410
  Option and warrant expense, research and development..................             2,475               998
  Option and warrant expense, general and administrative................               972             1,108
  Option and warrant expense, selling and marketing.....................             1,133               339
  Impairment of goodwill associated with acquisitions...................           959,369                --
                                                                             --------------    --------------

                                                                                 1,118,935            34,729
                                                                             --------------    --------------
          Operating loss................................................        (1,108,109)          (32,352)
Other income (expense):
     Interest income (expense), net.....................................             6,406             2,189
     Equity in losses of investments....................................           (14,516)           (3,107)
     Investment losses including impairments............................           (94,744)               --
     Minority interest..................................................             3,664                --
                                                                             -------------     -------------
          Loss before income taxes and cumulative effect of change
               in accounting principle..................................        (1,207,299)          (33,270)
Income tax benefit......................................................               435                --
                                                                             -------------     -------------

Loss before cumulative effect of change in accounting principle.........        (1,206,864)          (33,270)

     Cumulative effect of change in accounting principle relating to
adoption of SFAS 133, Accounting for Derivatives........................             6,564                --
                                                                             -------------     -------------
Net loss................................................................       $(1,200,300)    $     (33,270)

Other comprehensive loss:
     Unrealized holding gain (loss) on investments available
       for sale.........................................................           (21,091)           60,743
     Foreign currency translation adjustment............................              (354)               --
                                                                               -----------     -------------
Comprehensive loss......................................................     $  (1,221,745)    $      27,473
                                                                             =============     =============

Loss per share - basic and diluted - before cumulative effect
    of change in accounting principle....................................    $      (29.83)    $       (1.13)
Cumulative effect of change in accounting principle related to
     adoption of SFAS 133, Accounting for Derivatives................        $        0.16     $          --
                                                                             --------------    -------------
Net loss per share-basic and diluted....................................     $      (29.67)    $       (1.13)
                                                                             =============     =============

     Weighted average shares outstanding--basic and
       diluted..........................................................            40,452            29,451
                                                                             =============     =============


     See accompanying notes to condensed consolidated financial statements.

                              AETHER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     2001           2000
                                                                 -----------    -----------
Cash flows from operating activities:
  Net loss.....................................................  $(1,200,300)   $   (33,270)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization..............................       91,795         17,410
    Provision for doubtful accounts............................        3,949             15
    Provision for inventory obsolescence.......................        1,895             --
    Equity in losses of investments............................       14,516          3,107
    Option and warrant expense.................................        4,580          2,445
    Minority interest..........................................       (3,664)            --
    Income tax benefit.........................................         (435)            --
    In process research and development related to
       acquisitions............................................           --          2,100
    Cumulative effect of change in accounting principle........       (6,564)            --
    Impairment charges related to goodwill from acquisitions...      959,369             --
    Realized loss on long-term investments, including
       impairments.............................................       94,744             --
    Changes in assets and liabilities, net of acquired
       assets and liabilities:
       Increase in trade accounts receivable...................       (5,773)        (3,129)
       Increase in inventory...................................      (15,096)           195
       Increase in prepaid expenses and other assets...........       (3,784)        (6,620)
       Increase (decrease) in accounts payable.................        4,174           (295)
       Increase (decrease) in accrued expenses, accrued
          employee compensation and benefits, interest payable
          and acquisition payables.............................       (4,026)           688
       Increase in deferred revenue............................        2,461          1,874
                                                                 -----------    -----------
         Net cash used by operating activities.................      (62,159)       (15,480)
                                                                 -----------    -----------
Cash flows used by investing activities:
  Sales and maturities of short-term investments...............        3,286         33,425
  Purchases of short-term investments..........................       (3,411)       (32,544)
  Purchases of property and equipment..........................      (15,366)        (2,294)
  Cost of investments..........................................      (22,243)       (33,138)
  Costs of acquisitions, net of cash acquired..................      (31,041)       (22,523)
  Increase in other intangible assets..........................         (704)            --
  Decrease in other assets.....................................        2,032             51
                                                                 -----------    -----------
         Net cash used in investing activities.................      (67,447)       (57,023)
                                                                 -----------    -----------
Cash flows provided by financing activities:
  Proceeds from issuance of common stock.......................           --      1,058,565
  Proceeds from issuance of convertible debt...................           --        300,765
  Repayment of notes payable...................................         (540)            --
  Decrease (increase) in restricted cash.......................          635        (13,600)
  Exercise of options and warrants.............................          409            674
                                                                 -----------    -----------
         Net cash provided by financing activities.............          504      1,346,404
                                                                 -----------    -----------
         Net increase (decrease) in cash and cash equivalents..     (129,102)     1,273,901
Cash and cash equivalents, at beginning of period..............      856,391         78,542
                                                                 -----------    -----------
Cash and cash equivalents, at end of period....................  $   727,289    $ 1,352,443
                                                                 ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest.......................  $     9,315    $        --
                                                                 ===========    ===========


Supplemental disclosure of non-cash investing and financing activities:


For the three months ended March 31, 2001 and 2000 (unaudited), the Company incurred an unrealized net holding gain (loss) associated with its investments available for sale totaling ($21,091) and $60,743, respectively. These amounts have been reported as reductions in stockholders' equity.


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

(1)  ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     ORGANIZATION AND DESCRIPTION OF BUSINESS

     Aether Systems, Inc. and its subsidiaries (the "Company") provide technologies that enable businesses to extend their data and commercial transactions to wireless and mobile handheld devices. From its inception until March 1997, the Company primarily provided wireless engineering services, including the development of wireless software applications for customers. In March 1997, the Company began offering services that provide the users of wireless handheld devices access to real-time financial information. During 1997, the Company made a strategic decision to focus a significant portion of its engineering resources on the development of these and other wireless data services and systems, including the Aether Intelligent Messaging(TM) ("AIM") package of wireless messaging software and software development tools.

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



      BASIS OF PRESENTATION

            The condensed consolidated financial statements include the accounts of Aether Systems, Inc. and its subsidiaries. The condensed consolidated balance sheet as of March 31, 2001, the condensed consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report for the year ended December 31, 2000 on Form 10-K.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition

     The Company derives subscriber revenue from the provision of real-time access to business information integrated into existing wireless communication platforms. Subscriber revenue consists of fixed charges for usage recognized as the service is provided, and one-time non-refundable activation fees recognized ratably over the expected life of the customer relationship. For certain of the Company's products, the subscribers' monthly fee includes the use of a wireless handheld device. Revenue for such devices is recognized as the related service is provided. Direct activation costs are expensed as incurred. Certain of the Company's customers are billed in advance with revenue deferred and recognized on a monthly basis over the term of the agreement. Also included in subscriber revenue are market exchange fees for access to financial information from the securities exchanges and markets, which are recognized as the service is provided. The Company also recognizes fees for managing data through its network operations center. Such fees are recognized ratably over the contract period.

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

     Device sales are derived from the sales of wireless handheld devices at or near our cost. Revenues on these device sales are recognized upon shipment of the devices.

(b) Cost of Revenues

     Cost of subscriber revenue consists primarily of airtime costs, financial data costs, wireless handheld device costs, and securities and market exchange fees. The cost of wireless handheld devices is recognized on delivery when sold. When the subscribers' monthly fee includes the use of a wireless handheld device, the Company depreciates the cost of the device over its expected useful life. Cost of subscriber revenue excludes depreciation related to the Company's network operations centers and certain customer fulfillment costs. Cost of engineering services revenue consists of cash compensation and related costs for engineering personnel and materials. The cost of software license revenue consists primarily of third party royalties. The cost of maintenance, consulting and support revenue consists primarily of personnel-related costs. Cost of device sales consists of the cost of the hardware from the manufacturer or wholesaler.

(c) Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and notes payable (excluding the convertible subordinated notes), approximate their fair values due to the relatively short duration of the instruments.

     The fair value of the convertible subordinated notes at March 31, 2001 was $151 million based on their quoted market price.

(d) Credit Risk

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


     Trade accounts receivable subject the Company to the potential for credit risk. The Company extends credit to customers on an unsecured basis in the normal course of business. Some of these customers have a limited operating history and have reported significant losses since inception. They are subject to many of the same risks and uncertainties as the Company, including rapid changes in technology, no established markets for their products, and intense competition, among others. In addition, some of these companies will require significant infusions of capital to continue operations. The availability of such capital has been curtailed and some of these companies may not be able to raise sufficient funds to continue to operate, which could limit our ability to generate further revenues from these companies as well as to collect the outstanding receivables.

     The Company's policy is to perform an analysis of the recoverability of its trade accounts receivable at the end of each reporting period and to establish allowances for those accounts considered uncollectible. If market conditions for these companies continue to deteriorate, the Company may be required to record additional allowances for doubtful accounts in the future.

(e) Inventory

     Inventory, net of allowance for obsolete and slow-moving inventory, consists of finished goods such as handheld and laptop computers, pagers, wireless modems, and accessories and is stated at the lower of cost of market. Cost is determined using a standard costing method, which approximates the first-in, first-out method. The Company's inventory is subject to rapid technological changes that could have an adverse impact on its realization in future periods. In addition, there are a limited number of suppliers of the Company inventory. During the quarter ended March 31, 2001, the Company recorded an inventory reserve of approximately $1.9 million due to obsolescence.

(f) Investments

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

     Investments carried at cost are written down if circumstances indicate the carrying amount of the investment may not be recoverable, and such losses are considered other than temporary. Investments available for sale are carried at fair value based on quoted market prices. Net unrealized holding gains and losses are excluded from income and are reported as a separate component of stockholders' equity, unless such losses are considered other than temporary. Realized gains and losses are included in income.

(g) Intangibles and Recovery of Long-Lived Assets

     Cost in excess of the fair value of tangible and identifiable intangible net assets acquired is amortized on a straight-line basis over three to seven years. Identifiable intangible net assets consist of completed technology, assembled workforce, trademarks, and acquired subscribers. Identifiable intangible net assets are amortized on a straight-line basis over two to seven years.

     The Company's policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company may recognize an impairment when the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. The measurement of the impairment losses to be recognized is based upon the difference between the fair value and the carrying amount of the assets.

(h) Use of Estimates

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, long-term contracts, allowances for uncollectible receivables, inventory obsolescence, recoverability of long-lived assets and investments, depreciation and amortization, employee benefits, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary.

(i) Recent Accounting Pronouncements

     On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and further amended by SFAS No. 138, established accounting and reporting standards for derivative financial instruments and associated hedging activities as well as hedging activities in general. The adoption of SFAS No. 133, as amended, created a benefit of $6.6 million on the adoption date of January 1, 2001, as reflected in the condensed consolidated statement of operations. The benefit was derived from the valuation, as of January 1, 2001, of certain warrants to purchase stock of two of our investee companies. The warrants include net settlement provisions and are, therefore, considered derivatives. These warrants were revalued at March 31, 2001 which caused a reduction of $6.0 million of the investment balance and is included in realized loss on investment in the condensed consolidated statement of operations for the three months ended March 31, 2001.

(3)  ACQUISITIONS

     The Company has made the following acquisitions.

                                                                                        Purchase Price
                                                     -----------------------------------------------------------------------------
                                                       CASH
                                                     INCLUDING
                                                      RELATED
              NAME                ACQUISITION DATE    EXPENSE                            EQUITY ISSUED
              ----                ----------------   --------       --------------------------------------------------------------
Mobeo, Inc.                   August 19, 1999        $11.5 million  $374,000,         consisting of 46,105 options

LocusOne Communications, Inc. February 3, 2000       $40.2 million                    --

Riverbed Technologies, Inc.   March 6, 2000          $16.9 million  $1.136 billion,   consisting of 4,537,281 shares of common
                                                                                      stock and 862,480 options

IFX Group Plc                 April 6, 2000          $85.0 million                    --

NetSearch, LLC                April 20, 2000         $35.4 million                    --

Cerulean Technology, Inc.     September 14, 2000     $79.8 million   $69.9 million,   consisting of 462,412 shares of common stock
                                                                                      and 94,952 options

SunPro, Inc.                  September 18, 2000     $10.8 million                    --

Sinope, Inc.                  September 25, 2000     $2.8 million                     --

Portion of Motient Corp.      November 30, 2000      $49.2 million                    --

RTS Wireless, Inc.            December 20, 2000      $34.2 million  $78.0 million     consisting of 1,259,752 shares of common
                                                     -------------  -------------     stock and 90,248 options



Total                                                $365.8 million $1.284 billion    Consisting of 6,259,445 shares of common
                                                     ============== ==============    stock and 1,093,785 options.





     The following summary, prepared on a pro forma basis, presents the results of the Company's operations (unaudited) as if all of the acquisitions occurring after January 1, 2000 had been completed as of January 1, 2000:

                                                                                      (UNAUDITED)
                                                                             ----------------------------
                                                                                     MARCH 31, 2000
                                                                             ----------------------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
          Revenue.......................................                            $   24,327
          Net loss......................................                            $ (109,145)

          Net loss per share -- basic and diluted.......                            $    (3.17)

     The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had taken place as of January 1, 2000, nor are they a projection of the Company's results of operations for any future period. Additionally, the unaudited proforma results of operations exclude the impairment charges related to goodwill and investments.

     During 2000 and 1999, the Company recorded approximately $1.7 billion in goodwill and other intangibles related to its acquisitions. The Company recorded $2.5 million in goodwill and other intangibles related to acquisition of RTS Wireless, Inc. for the three months ended March 31, 2001.

            A number of factors indicated that impairments may have arisen in the period ended March 31, 2001. Consideration for some of the Company's acquisitions was partially or fully funded through the issuance of shares of the Company's common stock at a time when its stock price was at historically high prices. The Company's stock price ranged from $40.81 to $266.00 at the time of these acquisitions. At March 31, 2001, the Company's stock price was $13.00. Most of the companies that the Company acquired or invested in are start-up or newly formed entities. Most of these companies were privately-held and their fair values are highly subjective and not readily determinable. At the time of these acquisitions and investments, market valuations and the availability of capital for such companies were at historically high levels. Since the end of 2000, stock prices and market valuations in the Company's industry and similar industries have fallen substantially in response to a variety of factors, including a general downturn in the economy, a curtailment in the availability of capital and a general reduction in technology expenditures.

            Based on the factors described above, the Company determined that the goodwill in its acquisitions and investments may have become impaired. In accordance with SFAS No. 121, the Company performed an undiscounted cash flow analysis of its acquisitions to determine whether an impairment existed. When the undiscounted cash flows for an acquired company was less than the carrying value of the net assets, management determined a range of fair values using a combination of valuation methodologies. The methodologies included:

- Discounted cash flow analysis, which is based upon converting expected future cash flows to present value.
- Changes in market value since the date of acquisition relative to the following:
                -       the Company's stock price;
                -       comparable companies;
                -       the NASDAQ composite index; and
                - a composite of companies that operate with in the Company's industry.
-       Market price multiples of comparable companies.
-       Contribution to the Company's market valuation.

 The methodologies used were consistent with the specific valuation methods used when the original purchase price was determined. The Company's best estimate of the fair value was determined from the range of possible values after considering the relative performance, future prospects and risk profile of the acquired company.

            In connection with the valuation of the Riverbed Technologies, Inc. acquisition, the Company engaged an independent third party to determine the fair value of the acquired business because of the magnitude of the acquisition and the associated potential impairment.

            As a result of its review, management determined that the carrying value of goodwill and certain other intangible assets related to its acquisitions were not fully recoverable. At March 31, 2001, the Company recorded an impairment charge of approximately $959 million, which represents the difference between the carrying value and fair value of its goodwill and other intangible assets. The impairment of goodwill and other intangible assets from the acquisition of Riverbed Technologies, Inc. amounts to approximately $775 million, or 81% of the total impairment charge. The Company also recorded impairment charges to goodwill and other intangibles related to the acquisitions of LocusOne Communications, Inc., NetSearch, LLC, Cerulean Technology, Inc., Sunpro and RTS Wireless, Inc. of approximately $184 million. As of March 31, 2001, the adjusted book value of goodwill and other intangibles was reduced to approximately $435 million.

 Because the factors the Company uses to evaluate its acquisitions change from time to time, the Company could determine that it is necessary to take additional material impairment charges in future periods.

(4)  INVESTMENTS

(a)  Investments under the equity method of accounting

The Company has four investments that are recorded using the equity method of accounting: Omnisky (25.7% interest as of March 31, 2001), Inciscent (27.5% interest as of March 31, 2001), VeriStar (25.3% interest as of March 31, 2001) and MindSurf (36.5% interest as of March 31, 2001). The Company recorded approximately $14.6 million and $3.1 million in expenses for the three months ended March 31, 2001 and 2000, respectively, to reflect its proportionate share of the losses in these companies based upon preliminary unaudited financial information. At March 31, 2001, the carrying value of these investments was $37.3 million, net of proportionate share of losses and impairment charges. For the three months ended March 31, 2001 and 2000, the Company generated $3.4 million and $1.1 million in revenue, respectively, from products or services provided to these companies. In addition, the Company had $4.5 million and approximately $2.7 million in accounts receivable at March 31, 2001 and December 31, 2000, respectively, due from these companies.







(b) Other Investments

     In 2000, the Company has also invested $59.0 million in five publicly-traded companies including $17 million in Metrocall, Inc. ("Metrocall"), $10 million in Data Critical Corp. ("Data Critical"), and $20 million in Novatel Wireless, Inc. ("Novatel").

     The Company has also invested $83.3 million in eleven private companies, including $25.0 million in Strategy.com, Inc. ("Strategy.com"), $11.0 million in ePhones, $14.9 million in Parkstone, and $10.0 million in Juniper Financial Corp. ("Juniper"). The Company accounts for these investments at cost unless circumstances indicate the carrying amount of the investment may not be recoverable. For the three months ended March 31, 2001, the Company generated approximately $202,000 in revenue from products or services provided to these investees. In addition, the Company has approximately $177,000 in accounts receivable, net of reserves, at March 31, 2001 due from these investees.

(c) Impairment Charges

The Company adjusts the carrying value of its available-for-sale investments in public companies to market and records the change in market value to other comprehensive income. In accordance with SAB 59, Accounting for Noncurrent Marketable Equity Securities, the Company assessed the decline in market value in certain of its public company investments as other than temporary after reviewing the following factors: length of time and extent to which the market value of the investment has been below cost, the financial position and the near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value. As of March 31, 2001, in accordance with SAB 59, the Company recorded a realized loss of $27.0 million related to these other than temporary declines.

            With respect to investments in non-public companies, the Company's management performs on-going reviews based on quantitative and qualitative measures. In evaluating its non-public company investments, management determined a range of market values based on a combination of the following valuation methods where applicable:


-    Recent funding rounds.
- Changes in market value since the date of investment relative to the following:
               -    the Company's stock price;
               -    comparable companies;
               -    the NASDAQ composite index; and
               - a composite of companies that operate with in the Company's industry.
-    Market price multiples of comparable companies.


The fair value was determined from the range of possible values, after considering the strength of the investee's financial position, future prospects and risk profile of the invested company. During the first quarter of fiscal 2001, the Company recorded an impairment charge of approximately $61.8 million related to these non-public company investments. Because the factors the Company uses to evaluate its investments change from time to time, the Company could determine that it is necessary to take additional material impairment charges in future periods.

(5)  STOCK OPTIONS AND WARRANTS

(a)  Options

     In January 2001, the Company's employees were given the right to exchange existing options for shares of restricted stock. 567 employees agreed to have their options canceled in exchange for approximately 756,000 shares of restricted stock. The Company expects to record $26.6 million of expense over the next five years associated with the issuance of the restricted stock. The Company recorded approximately $1.6 million of expense associated with the issuance of the restricted stock for the three months ended March 31, 2001.

(b)  3COM Warrants

     In connection with the sale of equity interest in the Company to 3Com, the Company granted a conditional warrant to 3Com to purchase 893,665 shares at an exercise price of $0.01 per share. 3Com vests in the warrants upon performance of certain services and achievement of specific criteria. As of March 31, 2001, warrants to purchase 750,000 shares had not been earned by 3Com. As of March 31, 2001, the Company believes that it is not yet probable that 3Com will attain the specified milestones relating to the remaining 750,000 shares and, accordingly, no expense relating to these warrants has been recorded. If and when it becomes probable that 3Com will attain the specified milestones necessary for the warrants to vest, the Company will begin to record an expense reflecting the fair value of the warrants. The Company would initially estimate the amount of the expense at the time of the determination that achievement is probable, based in part on the market price of the common stock at that time. At the time of the actual vesting, the fair value of the warrant would be remeasured and, if different from the value used in initially estimating the expense, the difference would be reflected as an additional charge or credit at that time.



(6)  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2001, cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods, management believes that any ultimate monetary liability or financial impact to the Company beyond that provided for at March 31, 2001 would not be material to the Company's financial position.

Purchase Commitments

     a) On April 11, 2000, the Company entered into a marketing agreement with Research in Motion Limited (RIM). This agreement includes joint commitments between Aether and RIM concerning sales and marketing and development efforts and allows Aether to license the Blackberry wireless messaging software for use in the Aether NOC. The agreement includes a commitment to purchase up to 140,000 RIM handheld devices over the following three years. The total commitment is dependent upon certain conditions being met over the period of the agreement. As of March 31, 2001, the Company has met its obligation for purchases over the next 12 months.

     b) The Company is committed to take delivery of 10,420 Novatel wireless modems. These modems have already been paid for.

     c) In connection with the acquisition of Motient's retail transportation segment, the Company signed airtime purchase commitments with Motient in the amount of $15 million over three years.

Acquisitions and Investments

     The Company is committed to make the following payments in the remainder of 2001 relating to its acquisitions and investments:

          (a) Motient -- In connection with the acquisition of Motient's retail transportation business, the Company is committed to pay up to an additional $22.5 million if certain revenue and other incentive targets are met in 2001. As of March 31, 2001, these targets have not been met, and as such the Company has not made any payments pursuant to this commitment.

          (b) Sila Communications -- The Company has committed to provide additional funding of up to $7.2 million in 2001 to its majority-owned subsidiary, Sila Communications, Limited.

          (c) MindSurf -- The Company is committed to provide additional funding of $23.5 million to MindSurf.

(7)  SEGMENT INFORMATION

     The Company's operating segments include Vertical Markets, Software Products, Wireless Services and European Operations. Each of these segments has distinct management teams. The Vertical Markets segment provides wireless data services software and engineering services to develop applications for the financial services, health care, mobile government, transportation and logistics, m-commerce, and merchant notification services industries. The Software Products segment develops, licenses and supports software products to extend the accessibility of applications and information from corporate networks and databases to handheld devices. The Wireless Services segment develops and provides wireless data services through our Enterprise ISP, BlackBerry(TM) by Aether(TM) and AirLoom(TM) offerings. Our European Operations segment consists of Sila which is the Company's European joint venture with Reuters, which has the majority of its customers in the European financial services industry. Corporate and Other consists mainly of corporate assets and SG&A expenses.

     During 2000, the Company's reportable segments have changed -- and the Company expects them to continue to change -- as its operating structure, business and the markets in which it operates evolve. Each of the Company's segments has distinct management teams.

     Segment detail is summarized as follows:

                                      VERTICAL     SOFTWARE   WIRELESS      EUROPEAN        CORPORATE AND
                                      MARKETS      PRODUCTS   SERVICES     OPERATIONS           OTHER          TOTAL
                                      -------      --------   --------     ----------      ---------------  ----------
Three months ended March 31, 2000
  Revenue........................   $    4,719   $      682   $        -   $           -   $            -   $    5,401
  Gross profit...................   $    2,168   $      209   $        -   $           -   $            -   $    2,377
  Total assets...................   $2,648,850   $    7,562   $        -   $           -   $            -   $2,656,412
Three months ended March 31, 2001
  Revenue........................   $   18,017   $    4,976   $    3,685   $       3,981   $            -   $   30,659
  Gross profit...................   $    7,578   $    3,488   $      227   $       1,417   $       (1,884)  $   10,826
  Total assets...................   $  180,090   $  170,339   $        -   $     169,760   $      896,096   $1,416,285











     The Company derives revenue primarily from the U.S. and Europe. Information regarding our revenues and long lived assets in different geographic regions is as follows (in thousands):


                                    THREE  MONTHS ENDED
                                          MARCH 31,
                              --------------------------------
                                   2000             2001
                              --------------   ---------------
Revenue:
  U.S....................       $     5,401    $       24,968
  Aggregate Foreign......                --             5,691
                                -----------    --------------
                                $     5,401    $       30,659
                                ===========    ==============
Long Lived Assets........
  U.S....................       $ 1,269,650    $      432,080
  Aggregate Foreign......                --           167,170
                                -----------    --------------
                                $ 1,269,650    $      599,250
                                ===========    ==============

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     You should read the following description of our financial condition and results of operations in conjunction with our Condensed Consolidated Financial Statements and Notes thereto and other financial data appearing elsewhere in this Form 10-Q.

      This report includes forward-looking statements that involve risks and uncertainties. When used herein, the words "anticipate," "believe," "estimate," "intend," "may," "will," and "expect" and similar expressions as they relate to Aether Systems, Inc. ("Aether" or "Company") or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations and Business." in the section entitled "Factors Affecting Operating Results" in
Item 7 of our annual report on Form 10-K filed with the SEC on April 2, 2001. Aether undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     On April 17, 2001 we introduced Aether Fusion(TM), a comprehensive wireless technology foundation designed to provide customers and partners with a sigle-source solution for accessing essential data and applications wirelessly.

     Our current segments are vertical markets, software products, wireless services and European operations. During 2000, our reportable segments changed -- and we expect them to continue to change -- as our operating structure, business and the market in which we operate evolve. Each of our segments has distinct management teams.

FACTORS AFFECTING COMPARABILITY

     Our results of operations in 2001 and 2000 have been affected by acquisitions, investments, impairment charges and the formation of Sila. In addition, a combination of factors has resulted in operating losses that we expect will continue for some time. The factors identified below have had a significant impact on our operations and should be considered in comparing our results of operations in 2001 to those in 2000.

Acquisitions

     We have acquired companies to expand our product offerings and geographic markets and to acquire additional engineering resources to develop products. From September 1999 through December 31, 2000, we have acquired 10 businesses (or parts of businesses) for an aggregate consideration (not including contingent payments that had not yet been earned) of $365.8 million and equity valued at the time of acquisition of $1.284 billion, consisting of 6,259,445 shares of our common stock and 1,093,785 replacement options. These acquisitions included the following:

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

     Our acquisitions increase our operating revenues and expenses from the date of acquisition. In the discussion of results below, we quantify the effects of acquisitions on our revenues and expenses. Acquisitions also increase depreciation and amortization significantly as we amortize the value of acquisition intangibles. Amortization related to acquisition intangibles was $87.9 million for the three months ended March 31, 2001 and $17.0 million for the three months ended March 31, 2000. Finally, acquisitions affect non-cash compensation when we issue options to employees at the time of an acquisition.

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

Investments

     We have made investments through Aether Capital, L.L.C., our wholly-owned subsidiary, to promote the development of new technologies that are compatible with the services we offer or that we may wish to integrate into our services. Since August 1999, we have invested $176.4 million in 20 companies. These investments include:

     - In August 1999, we formed a new company called OpenSky, which was renamed OmniSky in October 1999. We have invested a total of $9.2 million in OmniSky. We formed OmniSky with 3Com to pursue opportunities in the emerging consumer and business mass markets for wireless e-mail, Internet access and other electronic transactions applications. As of March 31, 2001, we owned approximately 25.7% of OmniSky after completion of OmniSky's initial public offering. We account for our investment in OmniSky under the equity method of accounting.

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

     - In July 2000, we entered into an agreement with Sylvan to establish Mindsurf, a new company focused on educational services. We have committed to acquire a 47% interest in Mindsurf for $32.9 million in cash. Sylvan has also committed to acquire a 47% interest for $32.9 million in cash while the remaining 6% will be owned by other minority investors. As of March 31, 2001, we have funded $9.4 million of our commitment to Mindsurf. We account for our investment in Mindsurf under the equity method of accounting.

     - In July 2000, we acquired a 25.3% interest in Veristar for $5.6 million in cash. Veristar enables access to accounts and content through Internet and wireless technology. We account for our investment in Veristar under the equity method of accounting.

     We also invested $59.0 million in five publicly-traded companies including Metrocall, DataCritical Corporation, and Novatel. We account for these five investments at fair value based on quoted market prices. Net unrealized holding gains and losses on these available-for-sale securities are excluded from income and recorded as a separate component of stockholders' equity unless the decline is deemed to be other than temporary. Subsequent to our investment, the market values of these investments have decreased significantly. In some cases we have determined the decline in market value of our investments in publicly-traded companies to be other than temporary, and as such have recorded realized losses on these investments, which are included in net income.

     Finally, we also invested $83.3 million in eleven private companies including $25.0 million in Strategy.com, $11.0 million in ePhones, $14.9 million in Parkstone Medical Information Systems, Inc., and $10.0 million in Juniper Financial Corp. We account for these investments at cost unless circumstances indicate the carrying amount of the investment may not be recoverable.


IMPAIRMENT CHARGES

     From 1999 through March 31, 2001, the Company has recorded approximately $1.7 billion in goodwill and other intangibles related to its acquisitions. In addition, the Company has made investments in other businesses totaling approximately $185.0 million during this period. The Company's management performs an on-going analysis of the recoverability of its goodwill and other intangibles and the value of its investments in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of. Based on quantitative and qualitative measures, the Company assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. The impairment conditions evaluated by management may change from period to period, given that the Company operates in a volatile business environment.

     A number of factors indicated that impairments may have arisen in the period ended March 31, 2001. Consideration for some of the Company's acquisitions was partially or fully funded through the issuance of shares of the Company's common stock at a time when its stock price was at historically high prices. The Company's stock price ranged from $40.8 to $266.0 at the time of these acquisitions. At March 31, 2001, the Company's stock price was $13.0. Most of the companies the Company acquired or invested in are start-up or newly formed entities. Most of these companies were privately-held and their fair values are highly subjective and not readily determinable. At the time of these acquisitions and investments, market valuations and the availability of capital for such companies were at historically high levels. Since the end of 2000, stock prices and market valuations in the Company's industry and similar industries have fallen substantially in response to a variety of factors, including a general downturn in the economy, a curtailment in the availability of capital and a general reduction in technology expenditures.

            Based on the factors described above, the Company determined that the goodwill in its acquisitions and investments may have become impaired. In accordance with SFAS No. 121, the Company performed an undiscounted cash flow analysis of its acquisitions to determine whether an impairment existed. When the undiscounted cash flows for an acquired company was less than the carrying value of the net assets, management determined a range of fair values using a combination of valuation methodologies. The methodologies included:

- Discounted cash flow analysis, which is based upon converting expected future cash flows to present value.
- Changes in market value since the date of acquisition relative to the following:
          -    the Company's stock price;
          -    comparable companies;
          -    the NASDAQ composite index; and
          - a composite of companies that operate with in the Company's industry.
-    Market price multiples of comparable companies.
-    Contribution to the Company's market valuation.

 The methodologies used were consistent with the specific valuation methods used when the original purchase price was determined. The Company's best estimate of the fair value was determined from the range of possible values after considering the relative performance, future prospects and risk profile of the acquired company.

            In connection with the valuation of the Riverbed Technologies, Inc. acquisition, the Company engaged an independent third party to determine the fair value of the acquired business, because of the magnitude of the acquisition and the associated potential impairment.

            As a result of its review, management determined that the carrying value of goodwill and certain other intangible assets related to its acquisitions were not fully recoverable.

            At March 31, 2001, we recorded an impairment charge of approximately $959 million, which represents the difference between the carrying value and fair value of its goodwill and other intangible assets. The impairment of goodwill and other intangible assets from the acquisition of Riverbed Technologies, Inc. amounts to approximately $775 million, or 81% of the total impairment charge. We also recorded impairment charges to goodwill and other intangibles related to the acquisitions of LocusOne Communications, Inc., NetSearch, LLC, Cerulean Technology, Inc., Sunpro and RTS Wireless, Inc. of approximately $184 million. As of March 31, 2001, the adjusted book value of goodwill and other intangibles was reduced to approximately $435 million.

            The Company adjusts the carrying value of its available-for-sale investments in public companies to market and records the change in market value to other comprehensive income. In accordance with SAB 59, Accounting for Noncurrent Marketable Equity Securities, the Company assessed the decline in market value in certain of its public company investments as other than temporary after reviewing the following factors: length of time and extent to which the market value of the investment has been below cost, the financial position and the near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value. As of March 31, 2001, in accordance with SAB 59, the Company recorded a realized loss of $27.0 million related to these other than temporary declines.

            With respect to investments in non-public companies, the Company's management performs on-going reviews based on quantitative and qualitative measures. In evaluating its non-public company investments, management determined a range of market values based on a combination of the following valuation methods where applicable:

-    Recent funding rounds.

- Changes in market value since the date of investment relative to the following:
          -    the Company's stock price;
          -    comparable companies;
          -    the NASDAQ composite index
          - a composite of companies that operate with in the Company's industry.
-    Market price multiples of comparable companies.

The fair value was determined from the range of possible values, after considering the strength of the investee's financial position, future prospects and risk profile of the invested company. During the first quarter of fiscal 2001, the Company recorded an impairment charge of approximately $61.8 million related to these non-public company investments.

            Because the factors the Company uses to evaluate its acquisitions and investments changes from time to time, the Company could determine that it is necessary to take additional material impairment charges in future periods.

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

     - monthly per-subscriber exchange fees for access to financial information from the securities exchanges and markets, which we recognize as services are provided; and

     - monthly fees for providing access to our network operations center, which we recognize as services are provided, ratably over the contract period.

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

     Cost of subscriber revenue consists primarily of airtime costs, financial data costs, and securities exchange and market fees. Our airtime costs are determined by agreements we have with several wireless carriers. Typically, we have one-year contracts to buy data network capacity either for an agreed amount of kilobytes at a flat fee or on a cents-per-kilobyte basis. Cost of subscriber revenue excludes depreciation on our network operations center and certain costs of customer fulfillment, which is included in sales and marketing expense.

     The subscription products we offer fall into three distinct categories:

     - Enterprise ASP/ISP services. These services wirelessly connect critical functions of a business to end users within the business or to third parties such as customers. Through our Enterprise ASP/ ISP services, we provide a full wireless solution to the end user, including product development, fulfillment, network hosting, customer service and carrier connections between the business and wireless carriers. For this type of product, we typically receive revenue from a monthly recurring fee for the full range of services between $40 and $70 per month per subscriber.

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

     - Network hosting services. These services connect businesses and wireless carriers. Hosting services may be charged per subscriber or on a usage basis. Average revenue per subscriber typically ranges between $5 and $25 per month per subscriber.

     The nature of revenue and costs for these product categories is similar, regardless of the segment in which we offer them. Accordingly, we believe it is valuable to analyze our subscribers on the basis of these product categories.

     The following table sets forth the number of subscribers for each of our product types as of March 31, 2000 and 2001.



                                                                       AS OF MARCH 31,
                                                                    --------------------
                                                                      2000        2001
                                                                    --------   ---------
            Enterprise ASP/ISP services.........................         427    36,794
            Premium information & commerce services.............       4,410    19,054
            Network hosting services............................       1,147        76
                                                                       -----    ------
                    Total subscribers...........................       5,984    55,924
                                                                       =====    ======

     A substantial portion of the growth in subscribers over this period is attributable to service offerings obtained through recent acquisitions and the remainder is due to the attraction of new subscribers to our services and the introduction of new services. We acquired approximately 6,200 subscribers on the Blackberry by Aether service from RIM in the first quarter. These new subscribers will allow us to satisfy all of these customers wireless messaging needs under one account and allow us to upsell other Aether products to these customers on all of their RIM devices.

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

Device sales and expenses

      We generate revenue by providing our subscribers the option to purchase wireless handheld devices from us at or near cost, which we recognize as revenue upon shipment. Cost of device sales consists of the cost of the hardware from the hardware manufacturer or wholesaler.


Research and development expenses

     Research and development expenses consist primarily of cash compensation and related costs for engineers engaged in research and development activities and, to a lesser extent, costs of materials relating to these activities. We expense research and development costs as we incur them.

General and administrative and selling and marketing expenses

     General and administrative expenses consist primarily of cash compensation and related costs for general corporate and business development personnel, along with rent and other costs. Selling and marketing expenses consist primarily of advertising and promotions, sales and marketing personnel, travel and entertainment, certain customer fulfillment and other costs.

Depreciation and amortization expenses

     Depreciation and amortization expenses consist primarily of the amortization of intangible assets obtained in connection with our acquisitions. Depreciation and amortization expenses also include depreciation expenses arising from equipment purchased for our network operations centers and other property and equipment purchases.

Option and warrant expenses

     Option and warrant expense consists of expenses recorded to account for the difference, on the date of grant, between the fair market value and the exercise price of stock options issued to employees, restricted stock granted to employees and the fair value of equity-based awards to non-employees. We commonly issue options and/or warrants at prices below market value in connection with our acquisitions. Given our numerous acquisitions since our inception and our restricted stock plan, we expect to continue to have substantial option and warrant expense.


Impairment of goodwill associated with acquisitions

     Impairment of goodwill associated with acquisitions expense consists of the amount of goodwill and other intangibles, written down in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of. The impaired goodwill related to our acquisitions of Riverbed Technologies, Inc., LocusOne Communications, Inc., NetSearch, Inc. Cerulean Technology, Inc. SunPro, Inc., and RTS Wireless, Inc.

Interest income (expense), net

     Interest income (expense), net consists primarily of interest income from cash equivalents and short-term investments, interest expense and realized gains (losses) on sale of our investments.

Equity in losses of investments

     Equity in losses of investments consists of our proportionate share of the net losses of OmniSky, Inciscent, MindSurf and VeriStar Corporation, which are recorded under the equity method of accounting.

Minority interest

     Minority interest consists wholly of Reuters' ownership interest in Sila.

Investment losses, including impairments

     Investment losses, including impairments, consists of the loss taken on investments where the decline in market value was deemed to be other than temporary. Investment losses also include amounts related to the decline in the fair value of derivative instruments.

Income tax benefit

     Income tax benefit consists of a foreign deferred tax benefit associated with the losses generated by Sila.

Cumulative effect of change in accounting principle

   Cumulative effect of change in accounting principle consists entirely of the cumulative benefit of the implementation of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

COMPARISON OF RESULTS FOR THREE MONTHS ENDED MARCH 31, 2001AND 2000

     Subscriber revenue. Subscriber revenue increased to $10.4 million for the three months ended March 31, 2001 from $2.8 million for the three months ended March 31, 2000. Approximately $7.1 million of the revenue for the three months ended March 31, 2001 was due to continued sales of product and service offerings obtained in connection with acquisitions. Additionally, $1.6 million of the revenue resulted from the increased number of subscribers that signed on to our existing and new product and service offerings such as wireless messaging and online trading products. Our subscriber product and service offerings fell primarily into our Enterprise ASP/ISP services and premium information and commerce services subscriber categories.

     Cost of subscriber revenue. Cost of subscriber revenue increased to $6.2 million for the three months ended March 31, 2001 from $1.1 million for the three months ended March 31, 2000. We generally expect the cost of subscriber revenue to increase proportionately with any increase in subscriber revenue. Approximately $4.2 million of the increase for the three months ended March 31, 2001 was from product and service offerings obtained in connection with our acquisitions and subsequent growth of those acquisitions. An additional approximately $900,000 of the increase in the three months ended March 31, 2001 was from the growth in subscribers resulting from new offerings such as wireless messaging and online trading products primarily in our Enterprise ASP/ ISP services and premium information and commerce services. The cost of subscriber revenue was also negatively impacted by several factors. These factors included a sharp increase in the cost of airtime in Germany related to Sila. We have been incurring incremental costs associated with providing services to non-paying customers obtained in connection with our acquisition of Motient's retail transportation business unit. We have been successful in converting some of these non-paying customers into paying subscribers by repairing their non-working equipment and intend to continue seeking to do so with others. We expect the conditions that have negatively affected margins in the quarter ended March 31, 2001 to be temporary. We expect gross margins relating to subscriber revenue to improve over time.

     Engineering services revenue. Engineering services revenue increased to $2.4 million for three months ended March 31, 2001 from $1.4 million for the three months ended March 31, 2000. The increase between the three months ended March 31, 2001 and the three months ended March 31, 2000 was due to our engineering services contracts with Inciscent. We recognized approximately $679,000 and $60,000 under this contract for the three months ended March 31, 2001, and 2000 respectively.

     Cost of engineering services revenue. Cost of engineering services revenue increased to $1.3 million for the three months ended March 31, 2001 from $600,000 for the three months ended March 31, 2000. The increase the three months ended March 31, 2001 and the three months ended March 31, 2000 was due to the cost of our engineering services contract with Inciscent. We recognized costs of approximately $310,000 and $26,000 under this contract for the three months ended March 31, 2001, and 2000, respectively. The remainder of the increase between periods was due to several new customers gained.

     Software and related services revenue. Software and related services revenue was $11.8 million for the three months ended March 31, 2001 and $1.1 million for the three months ended March 31, 2000. Approximately $11.5 million of software and related services revenue for the three months ended March 31, 2001 was generated from the sale of licenses and services of the ScoutWare software platform, e-Mobile Delivery platform, PacketCluster software suite, FireRMS software suite and the Advantage software suite all of which were obtained in conjunction with acquisitions and their subsequent growth occurring in 2000. The remaining software and related services revenue was generated primarily from our licensing of AIM.

     Cost of software and related services revenue. Cost of software and related services revenue was $4.1 million for the three months ended March 31, 2001 and $700,000 for the three months ended March 31, 2000, relating to royalty fees for third-party intellectual property used in the software that we sell and personnel costs.

     Device Sales. Revenue from device sales were $6.1 million for the three months ended March 31, 2001 and approximately $135,000 for the three months ended March 31, 2000. The increase in device sales between periods relates primarily to the increase in subscribers between periods. In addition, $2.2 million of the device sales for the three months ended March 31, 2001 was generated from continued sales of product offerings obtained in connection with acquisitions.

     Cost of device sales. Cost of device sales was $8.2 million for the three months ended March 31, 2001 and approximately $673,000 for the three months ended March 31, 2001. The increase in the cost of device sales between periods relates primarily to the increase in device sales between periods. Approximately $1.9 million of the cost of device sales related to an increase in the inventory reserve due to obsolescence. We sometimes sell hardware at or below cost in order to obtain other revenue streams. In addition, $2.4 million of the cost of device sales for the three months ended March 31, 2001 was from continued sales of product offerings obtained in connection with acquisitions.

     Research and development expenses. Research and development expenses, including in-process research and development related to acquisitions, increased to $17.2 million for the three months ended March 31, 2001 from

 $2.0 million for the three months ended March 31, 2000. The increase in the three months ended March 31, 2001 from the three months ended March 31, 2000 was primarily due to the hiring of additional engineers and consultants for increased research and development activities associated with the development of our software products, mobile computing platforms, including Aether Fusion (TM), and wireless data services. We expect research and development expenses to continue to increase as we expand our product offerings.

     General and administrative expenses. General and administrative expenses increased to $25.8 million for the three months ended March 31, 2001 from $4.9 million for the three months ended March 31, 2000. The increase in the three months ended March 31, 2001 was primarily due to additional personnel and consultants performing general corporate activities, additional facilities and our acquisitions since the prior year. The increased scope of our business has required additional personnel and other expenses, such as consulting and facilities, in all areas including: customer service, network operations, project management, legal and accounting. We anticipate continued increases in our general and administrative expenses as we expand our operations.

     Selling and marketing expenses. Selling and marketing expenses increased to $20.2 million for the three months ended March 31, 2001 from $5.8 million for the three months ended March 31, 2000. The increase in 2001 was primarily due to increases in the number of sales and marketing personnel primarily obtained through acquisitions.

     Depreciation and amortization. Depreciation and amortization increased to $91.8 million for the three months ended March 31, 2001 from $17.4 million for the three months ended March 31, 2000. This increase in 2001 was primarily due to the amortization of intangibles and goodwill relating to the acquisition of Riverbed, which accounted for $58.5 million of the expense in the three months ended March 31, 2001, while $28.4 million related to our other acquisitions. We expect this expense to decrease in future quarters as a result of the impairment charge recorded in the first quarter of 2001.

     Option and warrant expense. Option and warrant expense increased to $4.6 million for the three months ended March 31, 2001 from $2.5 million for the three months ended March 31, 2000. The decrease between the three months ended March 31, 2001 and 2000 was due to our general policy subsequent to our initial public offering of granting shares to employees at their fair value, partially offset by options granted in connection with acquisitions at exercise prices less than fair value on the date of grant. In January 2001, we canceled 2.5 million options granted to our employees and issued approximately 756,000 shares of restricted stock to a number of employees holding options with exercise prices higher than our then-current market value. We expect to record $26.6 million of expense over the vesting period of the restricted stock grants.

     Impairment of goodwill associated with acquisitions. Impairment of goodwill associated with acquisitions was $959.4 million for the three months ended March 31, 2001. There was no such impairment in the first quarter of 2000. Over 80% of this impairment charge was associated with the write down of goodwill obtained in connection with our acquisition of Riverbed, while the remaining almost 20% related to our other acquisitions.

     Interest income, net. Net interest income increased to $6.4 million for the three months ended March 31, 2001 from an expense of $2.2 for the three months ended March 31, 2000. The increase between 2001 and 2000 was primarily due to an increase in interest earned on cash and cash equivalents following the completion of our secondary offering on March 17, 2000.

     Equity in losses of investments. Equity in losses of investments was $14.5 million for the three months ended March 31, 2001 and $3.1 million for the three months ended March 31, 2000. The increase related to our proportionate share of losses from OmniSky, Inciscent, MindSurf, and VeriStar, which are all accounted for under the equity method of accounting. We expect to continue to record equity losses in investments as these companies continue to develop their operations.

     Investment losses, including impairments. Investment loss, including impairments was $94.7 million for the three months ended March 31, 2001. There was no such loss for the three months ended March 31, 2000. The increase between periods was due primarily to the loss taken on investments where the decline in market value was deemed to be other than temporary. The Company also recorded a loss of $6.0 million relating to the decline in the fair value of derivative instruments.

      Minority interest. Minority interest was $3.7 million for the three months ended March 31, 2001 relating to Reuters' proportional share of losses in Sila, which was formed in May 2000 and is consolidated into our financial statements. We expect that Sila will continue to incur losses as it develops its operations.

     Income tax benefit. Income tax benefit was approximately $435,000 for the three months ended March 31, 2001. This increase was due to a foreign deferred tax benefit associated with the losses generated by Sila, which was formed in May 2000.

     Cumulative effect of change in accounting principle. Cumulative effect of change in accounting principle was $6.6 million for the three months ended March 31, 2001 and was due entirely to the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 provides that derivatives should be carried as an asset on the balance sheet at fair value, and that changes in fair value between periods should be included in net income. Our derivatives include warrants obtained in connections with several of our investments. Such warrants are considered derivatives as they include provisions which allow for net settlement.

SEGMENT RESULTS

                                      VERTICAL    SOFTWARE     WIRELESS      EUROPEAN       CORPORATE AND
                                      MARKETS     PRODUCTS     SERVICES     OPERATIONS          OTHER          TOTAL
                                      -------     --------     --------     ----------       -------------     -----
Three months ended March 31, 2000
  Revenue........................   $    4,719   $      682   $        -   $          -    $            -   $    5,401
  Gross profit...................   $    2,168   $      209   $        -   $          -    $            -   $    2,377
  Total assets...................   $2,648,850   $    7,562   $        -   $          -    $            -   $2,656,412
Three months ended March 31, 2001
  Revenue........................   $   18,017   $    4,976   $    3,685   $       3,981   $            -   $   30,659
  Gross profit...................   $    7,578   $    3,488   $      227   $       1,417   $       (1,884)  $   10,826
  Total assets...................   $  180,090   $  170,339   $        -   $     169,760   $      896,096   $1,416,285

     The type of revenue we earn in each of our segments varies from segment to segment.

     Vertical markets segment. We operate in a wide variety of vertical markets, our vertical markets segment can have subscriber revenue, engineering services revenue, device sales and software and related services revenue depending on the needs of the customer. Revenue in the vertical markets segment increased to $18.0 million in the three months ended March 31, 2001 from $4.7 million in the three months ended March 31, 2000 and gross profit in that segment increased to $7.6 million in the three months ended March 31, 2001 from $2.2 million in the three months ended March 31, 2000. The increase in this segment was primarily the result of sales of product and service offerings obtained in connection with acquisitions made in 2000 and their subsequent growth, which contributed $12.5 million and $5.5 million to revenue and gross profits, respectively. The remaining growth related to increases in subscribers to existing services, which contributed in the amount of $5.5 million and $2.1 million to revenue and gross profit, respectively.

     Software products segment. The software products segment typically has software products maintenance and related services revenue. Revenue in the software products segment increased to $4.9 million in the three months ended March 31, 2001 from $682,000 in the three months ended March 31, 2000 and gross profit in that segment increased to $3.5 million in the three months ended March 31, 2001 from $209,000 in the three months ended March 31, 2000. The sales of software application and product offerings obtained in connection with the acquisitions of Riverbed and RTS contributed approximately $4.8 million of the revenues and $3.3 million of the gross profits to the software products segment in the three months ended March 31, 2001. The increase of $4.3 million and $3.3 million in revenue and gross margin, respectively, from the three months ended March 31, 2000 is primarily related to the growth in sales from the Scoutware and AIM product lines.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through private and public placements of our equity securities. Through March 31, 2001, we have raised aggregate net proceeds of approximately $1.5 billion including the issuance of $310.5 million of 6% convertible subordinated notes. As of March 31, 2001, we had approximately $732 million in cash and short-term investments (including restricted cash of $2.1 million) and working capital of approximately $735 million.

     Net cash used in operating activities was $62.2 million and $15.4 million for the three months ended March 31, 2001 and 2000, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

     Net cash used in investing activities was $67.4 million and $70.7 million for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001, we used $15.3 million for the purchase of property and equipment, $22.4 million for investments in companies and $31.0 for payments on 2000 acquisitions. Cash used by investing activities for the three months ended March 31, 2000 was primarily for the purchase of property and equipment and the acquisition of Mobeo partially offset by the sale of short-term investments.

     Net cash provided by financing activities was approximately $504,000 and $1.4 billion for the three months ended March 31, 2001 and 2000 respectively. For the three months ended March 31, 2000, cash provided by financing activities was primarily attributable to proceeds received from our secondary offering of common stock and convertible subordinated notes.

     While not a measure under generally accepted accounting principles, EBITDA is a standard measure of financial performance in our industry. EBITDA means earnings before interest, taxes, depreciation and amortization, option and warrant expense, impairment charges, realized losses and cumulative effect of change in accounting principle. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations. EBITDA losses increased to $52.4 million in the three months ended March 31, 2001 from $10.4 million in the three months ended March 31, 2000. The increases from quarter to quarter were due to increases in operating expenses as a result of acquisitions and our continued growth.

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

     For the remainder of fiscal year 2001, we expect to have the following expenditures:


     -    $9.3 million for debt service on our convertible subordinated notes.

     - We may be required to pay $23.0 million for purchase earn-outs related to certain acquisition related activities.

     - In accordance with our agreement with MindSurf, we have committed to invest an additional $23.5 million in MindSurf in 2001.

     - We are committed to provide additional funding of up to $7.2 million to Sila in 2001.

     In addition to the specific expenditures identified above, we expect to continue to invest cash on other capital expenditures, including acquisitions and other strategic opportunities, additional leasehold improvements, network operations centers and associated furniture and equipment.


QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

     We have limited exposure to financial market risks, including changes in interest rates. At March 31, 2001, we had cash and cash equivalents of $729.4 million and short-term investments of approximately $2.6 million. Cash and cash equivalents consisted of demand deposits, money market accounts and investment-grade commercial paper. Short-term investments consisted of highly liquid investments in debt obligations of the U.S. Government and other highly rated entities with maturities of up to 30 years. These investments are classified as available-for-sale and are considered short-term, because we expect to sell them within 12 months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. At March 31, 2001, the value of our short-term investments was approximately $175,000 more than our cost. If market interest rates rise, the value of our short-term investments will decrease. We expect to sell these investments prior to maturity, and therefore we may not realize the full value of these investments.

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

None.



ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


a.          Exhibits

None


b.          Reports on Form 8-K

Current Report on Form 8-K dated February 3, 2001 was filed on April 16, 2001 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits.)

Current Report on Form 8-K dated May 8, 2001 was filed May 11, 2001 pursuant to
Item 5 (Other Events)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Dated:        May 15, 2001
                                          Aether Systems, Inc.


                            By:           /s/ David C. Reymann
                                          ------------------------------------
                                          David C. Reymann
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)