Form 10-Q
period 2001-06-30
AETHER SYSTEMS INC
filed 2001-08-14
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-27707
AETHER SYSTEMS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	52-2186634

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

11460 CRONRIDGE DR. OWINGS MILLS, MD (Address of principal executive offices)	21117 (Zip Code)

(Registrant’s telephone number, including area code): (410) 654-6400

Securities registered Pursuant to Section 12(b) of the Act: NONE.

Securities Registered Pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $.01
CONVERTIBLE SUBORDINATED NOTES DUE 2005

_______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 10, 2001, 40,688,239 shares of the Registrant’s common stock, $.01 par value per share, were outstanding.

AETHER SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

INDEX

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001 -

UNAUDITED AND DECEMBER 31, 2000

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER

COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTH PERIODS ENDED

JUNE 30, 2001 AND 2000 - UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX

MONTHS ENDED JUNE 30, 2001 AND 2000 —UNAUDITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3: DEFAULT UPON SENIOR SECURITIES

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

AETHER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	JUNE 30,	DECEMBER 31,
	2001	2000

ASSETS	(unaudited )

Current assets:

Cash and cash equivalents	$639,017	$856,391

Restricted cash	12,359	16,356

Short-term investments	2,444	2,648

Trade accounts receivable, net of allowance for doubtful

accounts of $8,840 and $5,695 at June 30, 2001 and December 31, 2000, respectively	28,111	30,263

Inventory, net of allowance for obsolescence of $1,746 and

$137 at June 30, 2001 and December 31, 2000, respectively	44,109	19,130

Prepaid expenses and other current assets	18,981	17,081

Total current assets	745,021	941,869

Property and equipment, net	72,454	53,223

Investments	72,959	182,444

Intangibles, net	412,507	1,478,485

Other assets, net	20,900	21,354

	$1,323,841	$2,677,375

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$8,780	$9,747

Accrued expenses	44,961	66,949

Accrued employee compensation and benefits	10,991	12,566

Deferred revenue	17,727	14,170

Accrued interest payable	4,829	5,072

Current portion of notes payable	10,085	13,741

Total current liabilities	97,373	122,245

Convertible subordinated notes payable and other notes

payable, less current portion	310,845	321,201

Deferred tax liability	9,820	10,694

Minority interest in net assets of a subsidiary	47,394	55,537

Stockholders’ equity:

Preferred stock, $0.01 par value; 1,000,000

shares authorized; 0 shares issued and

outstanding at June 30, 2001 and December 31, 2000	—	—

Common stock, $0.01 par value;

1,000,000,000 shares authorized; 40,658,220 and

40,415,722 shares issued and outstanding at June 30, 2001

and December 31, 2000, respectively	407	404

Additional paid-in capital	2,567,294	2,552,016

Accumulated deficit	(1,689,254)	(385,314)

Foreign currency translation adjustment	(577)	(113)

Unrealized gain (loss) on investments available for

sale	(19,461)	705

Total stockholders’ equity	858,409	2,167,698

Commitments and contingencies	$1,323,841	$2,677,375

See accompanying notes to condensed consolidated financial statements.

AETHER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED
	JUNE 30,
	2001	2000

Subscriber revenue	$11,408	$6,178

Engineering services revenue	2,781	1,637

Software and related services revenue	9,873	2,362

Device sales	8,022	578

Total revenue	32,084	10,755

Cost of subscriber revenue	6,617	3,154

Cost of engineering services revenue	1,487	1,027

Cost of software and related services revenue	2,574	851

Cost of device sales	7,922	595

Total cost of revenue	18,600	5,627

Gross profit	13,484	5,128

Operating expenses:

Research and development (exclusive of option and warrant

expense)	18,705	5,014

General and administrative (exclusive of option and

warrant expense)	23,680	8,507

Selling and marketing (exclusive of option and warrant

expense)	20,511	16,543

In-process research and development related to

acquisitions	—	60

Depreciation and amortization	29,448	67,041

Option and warrant expense:

Research and development	2,125	1,712

General and administrative	1,830	1,455

Selling and marketing	403	438

Impairment of goodwill associated with acquisitions	2,211	—

Restructuring charge	15,859	—

	114,772	100,770

Operating loss	(101,288)	(95,642)

Other income (expense):

Interest income (expense), net	3,195	14,787

Equity in losses of investments	(17,007)	(10,721)

Investment losses including impairments	(1,147)	—

Minority interest	4,483	1,662

Loss before income taxes, extraordinary item and cumulative effect of change

in accounting principle	(111,764)	(89,914)

Income tax benefit	440	—

Loss before extraordinary item and cumulative effect of change

in accounting principle	(111,324)	(89,914)

Extraordinary item relating to early extinguishment of debt	7,684	—

Loss before cumulative effect of change in accounting principle	$(103,640)	$(89,914)

Cumulative effect of change in accounting principle relating to

adoption of SFAS 133, Accounting for Derivatives	—	—

Net loss	$(103,640)	$(89,914)

Other comprehensive loss:

Unrealized holding gain (loss) on investments available

for sale	925	(1,727)

Foreign currency translation adjustment	(110)	—

Comprehensive loss	$(102,825)	$(91,641)

Loss per share - basic and diluted - before extraordinary item and

cumulative effect of change in accounting principle	$(2.74)	$(2.36)

Extraordinary item relating to early extinguishment of debt	$.19	$—

Cumulative effect of change in accounting principle related to

adoption of SFAS 133, Accounting for Derivatives	$—	$—

Net loss per share-basic and diluted	$(2.55)	$(2.36)

Weighted average shares outstanding—basic and

diluted	40,576	38,031

[Additional columns below]

[Continued from above table, first column(s) repeated]

	SIX MONTHS ENDED
	JUNE 30,
	2001	2000

Subscriber revenue	$21,808		$8,972

Engineering services revenue	5,144		3,040

Software and related services revenue	21,670		3,431

Device sales	14,121		713

Total revenue	62,743		16,156

Cost of subscriber revenue	12,851		4,213

Cost of engineering services revenue	2,787		1,641

Cost of software and related services revenue	6,656		1,529

Cost of device sales	16,139		1,268

Total cost of revenue	38,433		8,651

Gross profit	24,310		7,505

Operating expenses:

Research and development (exclusive of option and warrant

expense)	35,876		7,045

General and administrative (exclusive of option and

warrant expense)	49,484		13,438

Selling and marketing (exclusive of option and warrant

expense)	40,727		22,356

In-process research and development related to

acquisitions	—		2,160

Depreciation and amortization	121,243		84,451

Option and warrant expense:

Research and development	4,600		2,710

General and administrative	2,802		2,563

Selling and marketing	1,536		777

Impairment of goodwill associated with acquisitions	961,580		—

Restructuring charge	15,859		—

	1,233,707		135,500

Operating loss	(1,209,397)		(127,995)

Other income (expense):

Interest income (expense), net	9,601		16,976

Equity in losses of investments	(31,523)		(13,828)

Investment losses including impairments	(95,891)		—

Minority interest	8,147		1,662

Loss before income taxes, extraordinary item and cumulative effect of change

in accounting principle	(1,319,063)		(123,185)

Income tax benefit	875		—

Loss before extraordinary item and cumulative effect of change

in accounting principle	(1,318,188)		(123,185)

Extraordinary item relating to early extinguishment of debt	7,684		—

Loss before cumulative effect of change in accounting principle	$(1,310,504)		$(123,185)

Cumulative effect of change in accounting principle relating to

adoption of SFAS 133, Accounting for Derivatives	6,564		—

Net loss	$(1,303,940)		$(123,185)

Other comprehensive loss:

Unrealized holding gain (loss) on investments available

for sale	(20,166)		58,876

Foreign currency translation adjustment	(464)		—

Comprehensive loss	$(1,324,570)	$	(64,309)

Loss per share - basic and diluted - before extraordinary item and

cumulative effect of change in accounting principle	$(32.54)		$(3.65)

Extraordinary item relating to early extinguishment of debt	$.19		$—

Cumulative effect of change in accounting principle related to

adoption of SFAS 133, Accounting for Derivatives	$.16		$—

Net loss per share-basic and diluted	$(32.19)		$(3.65)

Weighted average shares outstanding—basic and

diluted	40,511		33,765

See accompanying notes to condensed consolidated financial statements.

AETHER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30
	2001	2000

Cash flows from operating activities:

Net loss	$(1,303,940)	$(123,185)

Adjustments to reconcile net loss to net cash used by

operating activities:

Depreciation and amortization	121,632	84,451

Provision for doubtful accounts	7,106	—

Provision for inventory obsolescence	1,884	—

Equity in losses of investments	31,523	13,828

Option and warrant expense	8,938	6,050

Minority interest	(8,147)	(1,662)

Income tax benefit	(875)	—

In process research and development related to

acquisitions	—	2,160

Restructuring charge	15,859	—

Extraordinary item	(7,684)	—

Cumulative effect of change in accounting principle	(6,564)	—

Impairment charges related to goodwill from acquisitions	961,580	—

Realized loss on long-term investments, including

impairments	95,891	—

Changes in assets and liabilities, net of acquired

assets and liabilities:

Increase in trade accounts receivable	(4,954)	(3,490)

Increase in inventory	(27,553)	(1,250)

Increase in prepaid expenses and other assets	(2,329)	(3,933)

Increase (decrease) in accounts payable	(967)	(944)

Increase (decrease) in accrued expenses, accrued

employee compensation and benefits, and interest payable	(8,383)	21,369

Increase in deferred revenue and other long term liabilities	8,571	919

Net cash used by operating activities	(118,411)	(5,687)

Cash flows from investing activities:

Sales and maturities of short-term investments	3,286	5,337

Purchases of short-term investments	(3,411)	(3,274)

Purchases of property and equipment	(29,618)	(10,196)

Cost of investments	(25,629)	(63,217)

Costs of acquisitions, net of cash acquired	(35,662)	(174,901)

Increase in restricted cash	—	(13,600)

Increase in other intangible assets	(723)	—

Increase in other assets	(1,060)	—

Net cash used in investing activities	(92,817)	(259,851)

Cash flows from financing activities:

Proceeds from issuance of common stock	—	1,058,220

Proceeds from issuance of convertible debt	—	300,564

Repayment of notes payable including buyback of convertible debt	(12,398)	—

Borrowings under notes payable	5,160	—

Increase in restricted cash	397	—

Exercise of options and warrants	695	844

Contributions from a minority shareholder of a subsidiary	—	20,818

Net cash provided by (used in) financing activities	(6,146)	1,380,446

Net increase (decrease) in cash and cash equivalents	(217,374)	1,114,908

Cash and cash equivalents, at beginning of period	856,391	78,542

Cash and cash equivalents, at end of period	$639,017	$1,193,450

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$9,315	$—

Supplemental disclosure of non-cash investing and financing activities:

For the six months ended June 30, 2001 and 2000, the Company incurred an unrealized net holding gain (loss) associated with its investments available for sale totaling ($20.2) million and $58.9 million, respectively. These amounts have been reported as changes in stockholders’ equity.

For the six months ended June 30, 2001and 2000, the Company recorded additions to stockholders equity of $6.1 million and $31.2 million, respectively, from the issuance of stock by Omnisky Inc. to third parties at per share amounts in excess of the book value per share of the Company’s investment in Omnisky Inc.

In January 2000, approximately $600,000 of trade receivables owed to the Company by OmniSky, Inc. were offset by the Company’s additional investment made in OmniSky, Inc.

In March 2000, the Company acquired Riverbed Technologies, Inc. for 4,537,281 shares of the Company’s common stock and converted existing options held by Riverbed employees into options to acquire 862,480 shares of the Company’s common stock. The value of the common stock and replacement options of $1.136 billion has been allocated to the fair value of the assets purchased and liabilities assumed with a corresponding increase in stockholders’ equity.

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

AETHER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      ORGANIZATION AND DESCRIPTION OF BUSINESS

      Aether Systems, Inc. and its subsidiaries (the “Company”) provide technologies that enable businesses to extend their data and commercial transactions to wireless and mobile handheld devices. From its inception until March 1997, the Company primarily provided wireless engineering services, including the development of wireless software applications for customers. In March 1997, the Company began offering services that provide the users of wireless handheld devices access to real-time financial information. During 1997, the Company made a strategic decision to focus a significant portion of its engineering resources on the development of these and other wireless data services and systems, including the Aether Intelligent Messaging™ (“AIM”) package of wireless messaging software and software development tools.

      In 1998 and 1999, the Company continued to develop financial information services—as well as financial transaction services—internally and through the acquisition of Mobeo, Inc. (“Mobeo”). In 1999, the Company also completed its initial public offering and began to expand its service offerings to areas other than financial information and transactions.

      In 2000, the Company continued its expansion into other vertical markets, including: the transportation and logistics vertical market through the acquisitions of LocusOne Communications, Inc. (“LocusOne”) and Motient Corporation’s (“Motient”) retail transportation business unit, the mobile government vertical market through the acquisitions of Cerulean Technology, Inc. (“Cerulean”) and SunPro, Inc. (“SunPro”); and the healthcare vertical market through investments and the Company’s own service offerings. The Company broadened its software offerings through the purchase of Riverbed Technologies, Inc. (“Riverbed”) and RTS Wireless, Inc. (“RTS”). Also in 2000, the Company moved into the European marketplace with the acquisition of IFX Group Plc (“IFX”) and the related formation of Sila Communications Limited (“Sila”). The Company entered the general wireless and Internet messaging services market through strategic relationships with Research in Motion Limited (“RIM”) and others and through the Company’s own service offerings.

      BASIS OF PRESENTATION

      The condensed consolidated financial statements include the accounts of Aether Systems, Inc. and its subsidiaries. The condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of operations and other comprehensive loss for the three and six months ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2000 on Form 10-K.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition

      The Company derives subscriber revenue from the provision of real-time access to business information integrated into existing wireless communication platforms. Subscriber revenue consists of fixed charges for usage recognized as the service is provided, and one-time non-refundable activation fees recognized ratably over the expected life of the customer relationship. For certain of the Company’s products, the subscribers’ monthly fee includes the use of a wireless handheld device. Revenue for such devices is recognized as the related service is provided. Direct activation costs are expensed as incurred. Certain of the Company’s customers are billed in advance with revenue deferred and recognized on a monthly basis over the term of the agreement. Also included in subscriber revenue are market exchange fees for access to financial information from the securities exchanges and markets, which are recognized as the service is provided. The Company also recognizes fees for managing data through its network operations center. Such fees are recognized ratably over the contract period.

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

      Software and related services revenues are generated from licensing software and providing services, including maintenance and technical support, training and consulting. Software revenue consists of fees for licenses of the Company’s software products. The Company recognizes the revenue when the license agreement is signed, the license fee is fixed and determinable, delivery of the software has occurred, and collectibility of the fees is considered probable. Revenue from software licensing and related wireless engineering consulting services for which the software requires significant customization and modification is recognized using the percentage of completion method in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, based on the hours incurred in relation to the total estimated hours. Service revenues consists of maintenance and technical support, which consists of unspecified when-and-if available product updates and customer telephone support services and are recognized ratably over the term of the service period. Other service revenues are recognized as the related services are provided. In situations where the Company hosts the software and the customer has the option to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the Company to host the software, the software element is accounted for in accordance with SOP 97-2 as discussed above.

      Device sales are derived from the sales of wireless handheld devices at or near our cost. Revenues on these device sales are either recognized upon shipment of the devices or recognized over the expected life of the customer relationship.

(b) Cost of Revenues

      Cost of subscriber revenue consists primarily of airtime costs, financial data costs, wireless handheld device costs, and securities and market exchange fees. The cost of wireless handheld devices is recognized on delivery when sold or amortized over the expected life of the customer relationship. When the subscribers’ monthly fee includes the use of a wireless handheld device, the Company depreciates the cost of the device over its expected useful life. Cost of subscriber revenue excludes depreciation related to the Company’s network operations centers and certain customer fulfillment costs. Cost of engineering services revenue consists of cash compensation and related costs for engineering personnel and materials. The cost of software license revenue consists primarily of third party royalties. The cost of maintenance, consulting and support revenue consists primarily of personnel-related costs. Cost of device sales consists of the cost of the hardware from the manufacturer or wholesaler.

(c) Fair Value of Financial Instruments

      The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and notes payable (excluding the convertible subordinated notes), approximate their fair values due to the relatively short duration of the instruments.

      The fair value of the convertible subordinated notes at June 30, 2001 was $172.5 million based on their quoted market price.

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

      Trade accounts receivable subject the Company to the potential for credit risk. The Company extends credit to customers on an unsecured basis in the normal course of business. Some of these customers have a limited operating history and have reported significant losses since inception. They are subject to many of the same risks and uncertainties as the Company, including rapid changes in technology, no established markets for their products, and intense competition, among others. In addition, some of these companies will require significant infusions of capital to continue operations. The availability of such capital has been curtailed and some of these companies may not be able to raise sufficient funds to continue to operate, which could limit the Company’s ability to generate further revenues from these companies as well as to collect the outstanding receivables.

      The Company’s policy is to perform an analysis of the recoverability of its trade accounts receivable at the end of each reporting period and to establish allowances for those accounts considered uncollectible. If market conditions for these companies continue to deteriorate, the Company may be required to record additional allowances for doubtful accounts in the future.

(e) Inventory

      Inventory, net of allowance for obsolete and slow-moving inventory, consists of finished goods such as handheld and laptop computers, pagers, wireless modems, and accessories and is stated at the lower of cost of market. Cost is determined using a standard costing method, which approximates the first-in, first-out method. The Company’s inventory is subject to rapid technological changes that could have an adverse impact on its realization in future periods. In addition, there are a limited number of suppliers of the Company inventory. During the six month period ended June 30, 2001, the Company recorded an inventory reserve of approximately $1.9 million, due to obsolescence.

(f) Investments

      The Company accounts for those investments in which the Company exercises significant influence or has an ownership interest greater than twenty percent under the equity method. For equity method investments, the Company records its proportionate share of the investee’s net income or loss. Generally, the Company accounts for its investments in which the Company has an ownership interest less than twenty percent under the cost method for its private investments.

      Investments in marketable equity securities, if not considered equity method investments, are considered available-for-sale securities. Investments carried at cost are written down if circumstances indicate the carrying amount of the investment may not be recoverable, and such losses are considered other than temporary. Investments available for sale are carried at fair value based on quoted market prices. Net unrealized holding gains and losses are excluded from income and are reported as a separate component of stockholders’ equity, unless such losses are considered other than temporary. Realized gains and losses are included in income.

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

      The Company’s policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company may recognize an impairment when the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. The measurement of the impairment losses to be recognized is based upon the difference between the fair value and the carrying amount of the assets.

(h) Restructuring Charges

      The Company records charges for costs associated with a restructuring plan only when all of the following conditions have been met in accordance with Emerging Issues Task Force (EITF) 94-3 and SEC Staff Accounting Bulletin (SAB) 100.

•	The exit plan is committed to by the Company.

•	The costs associated with the plan are incremental to other costs incurred by the Company in the conduct of its activities prior to the commitment date and will be incurred as a direct result of the exit plan.

•	The costs associated with the plan represent amounts to be incurred by the enterprise under a contractual obligation that existed prior to the commitment date and will either continue after the exit plan is completed with no economic benefit to the Company or be a penalty incurred by the Company to cancel the contractual obligation.

•	The cost of the component of the plan being accrued for can be reasonably estimated.

(i) Use of Estimates

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

(j) Recent Accounting Pronouncements

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS), Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended by SFAS 137 and further amended by SFAS 138, established accounting and reporting standards for derivative financial instruments and associated hedging activities as well as hedging activities in general. The adoption of SFAS 133, as amended, created a benefit of $6.6 million on the adoption date of January 1, 2001, as reflected in the condensed consolidated statement of operations. The benefit was derived from the valuation, as of January 1, 2001, of certain warrants to purchase stock of two of our investee companies. The warrants include net settlement provisions and are, therefore, considered derivatives. These warrants are revalued at the end of each quarter, which caused reductions of approximately $43,000 and $6.0 million in the investment balance which is included in realized loss on investment in the condensed consolidated statement of operations for the three and six months ended June 30, 2001, respectively.

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

      The Company is required to adopt the provisions of SFAS 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the purchase method, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

      SFAS 141 requires upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it’s assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

      As of the date of adoption, the Company expects to have unamortized identifiable intangible assets in the amount of approximately $363 million which will be subject to the transition provisions of SFAS 141 and 142. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

(3) ACQUISITIONS

      The Company has made the following acquisitions:

PURCHASE PRICE

CASH
INCLUDING
RELATED
NAME	ACQUISITION DATE	EXPENSES	EQUITY ISSUED

Mobeo, Inc.	August 19, 1999	$11.5 million	$374,000	consisting of 46,105 options

LocusOne Communications, Inc.	February 3, 2000	$40.2 million		—

Riverbed Technologies, Inc.	March 6, 2000	$16.9 million	$1.136 billion,	consisting of 4,537,281 shares of common

stock and 862,480 options

IFX Group Plc	April 6, 2000	$85.0 million		—

NetSearch, LLC	April 20, 2000	$35.4 million		—

Cerulean Technology, Inc.	September 14, 2000	$79.8 million	$69.9 million	consisting of 462,412 shares of common

stock and 94,952 options

SunPro, Inc.	September 18, 2000	$10.8 million		—

Sinope, Inc.	September 25, 2000	$2.8 million		—

Portion of Motient Corp.	November 30, 2000	$49.2 million		—

RTS Wireless, Inc.	December 20, 2000	$34.2 million	$78.0 million	consisting of 1,259,752 shares of common

stock and 90,248 options

Total		$365.8 million	$1.284 billion	consisting of 6,259,445 shares of common

stock and 1,093,785 options.

The following summary, prepared on a pro forma basis, presents the results of the Company’s operations (unaudited) as if all of the acquisitions occurring after January 1, 2000 had been completed as of January 1, 2000:

(UNAUDITED)

SIX MONTHS ENDED
JUNE 30, 2000

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenue	$49,865

Net loss	$226,375

Net loss per share — basic and diluted	$5.96

      The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had taken place as of January 1, 2000, nor are they a projection of the Company’s results of operations for any future period. Additionally, the unaudited proforma results of operations exclude the impairment charges related to goodwill and investments which were incurred in 2001.

      During 2000 and 1999, the Company recorded approximately $1.7 billion in goodwill and other intangibles related to its acquisitions.

      A number of factors indicated that impairments may have arisen in the three months ended March 31, 2001. Consideration for some of the Company’s acquisitions was partially or fully funded through the issuance of shares of the Company’s common stock at a time when its stock price was at historically high prices. The Company’s stock price ranged from $40.81 to $266.00 at the time of these acquisitions. At March 31, 2001, the Company’s stock price was $13.00. Most of the companies that the Company acquired or invested in were start-up or newly formed entities. Most of these companies were privately-held and their fair values are highly subjective and not readily determinable. At the time of these acquisitions and investments, market valuations and the availability of capital for such companies were at historically high levels. From the end of 2000 through March 31, 2001, stock prices and market valuations in the Company’s industry and similar industries fell substantially in response to a variety of factors, including a general downturn in the economy, a curtailment in the availability of capital and a general reduction in technology expenditures.

      Based on the factors described above, the Company determined that the goodwill in its acquisitions and investments may have become impaired as of March 31,2001. In accordance with SFAS No. 121, the Company performed an undiscounted cash flow analysis of its acquisitions to determine whether an impairment existed. When the undiscounted cash flows for an acquired company was less than the carrying value of the net assets, management determined a range of fair values using a combination of valuation methodologies. The methodologies included:

-	Discounted cash flow analysis, which is based upon converting expected future cash flows to present value.

-	Changes in market value since the date of acquisition relative to the following:

-	the Company’s stock price;

-	comparable companies;

-	the NASDAQ composite index; and

-	a composite of companies that operate with in the Company’s industry.

-	Market price multiples of comparable companies.

-	Contribution to the Company’s market valuation.

      The methodologies used were consistent with the specific valuation methods used when the original purchase price was determined. The Company’s best estimate of the fair value was determined from the range of possible values after considering the relative performance, future prospects and risk profile of the acquired company.

      In connection with the valuation of the Riverbed Technologies, Inc. acquisition, the Company engaged an independent third party to determine the fair value of the acquired business because of the magnitude of the acquisition and the associated potential impairment.

      As a result of its review, management determined that the carrying value of goodwill and certain other intangible assets related to its acquisitions were not fully recoverable. Accordingly, at March 31, 2001, the Company recorded an impairment charge of approximately $959 million, which represents the difference between the carrying value and fair value of its goodwill and other intangible assets. The impairment of goodwill and other intangible assets from the acquisition of Riverbed Technologies, Inc. amounted to approximately $775 million, or 81% of the total impairment charge recorded. The Company also recorded impairment charges to goodwill and other intangibles related to the acquisitions of LocusOne Communications, Inc., NetSearch, LLC, Cerulean Technology, Inc., Sunpro and RTS Wireless, Inc. of approximately $184 million.

      At June 30, 2001, the Company performed a review of each of its acquisitions similar to the review performed at March 31, 2001. The results of its review indicated that of the aggregate carrying value of goodwill and certain other intangible assets related to our acquisitions, only the value of the work force-in-place resulting from certain acquisitions had become further impaired in the quarter ended June 30, 2001. Accordingly, the Company reduced the carrying value of this asset by $2.2 million. As a result, as of June 30, 2001, the adjusted book value of goodwill and other intangibles was approximately $413 million.

      Because the conditions underlying the factors the Company uses to evaluate its acquisitions change from time to time, the Company could determine that it is necessary to take additional material impairment charges in future periods.

(4) INVESTMENTS

(a) Investments Under the Equity Method of Accounting

      The Company has four investments that are recorded using the equity method of accounting: Omnisky (22.7% interest as of June 30, 2001), Inciscent (27.5% interest as of June 30, 2001), VeriStar (25.3% interest as of June 30, 2001) and MindSurf (45.1% interest as of June 30, 2001). The Company recorded approximately $17.0 million and $31.5 million in expenses for the three and six months ended June 30, 2001, respectively, to reflect its proportionate share of the losses in these companies based upon preliminary unaudited financial information. The Company recorded approximately $10.7 million and $13.8 million in expenses for the three and six month periods ended June 30, 2000, respectively, to reflect its proportionate share of the losses in these companies based on unaudited financial information. At June 30, 2001, the carrying value of these investments was $29.2 million, net of proportionate share of losses and impairment charges. For the three and six months ended June 30, 2001, the Company generated $1.5 million and $4.9 million in revenue, respectively, from products or services provided to these companies. For the three and six month periods ended June 30, 2000, the Company generated $1.2 million and $2.3 million in revenue, respectively, from products or services provided to these companies. In addition, the Company had $0.9 million and approximately $2.7 million in accounts receivable at June 30, 2001 and December 31, 2000, respectively, due from these companies. On June 5, 2001 the Company entered into a forward purchase contract with Credit Suisse First Boston (CSFB) which provides for the Company to deliver no more than 2,439,100 shares of Omnisky stock to CSFB on June 5, 2002. In return CSFB has paid the Company $5.2 million in the second quarter of 2001.

(b) Other Investments

      In 2000, the Company invested $59.0 million in five publicly-traded companies including $17 million in Metrocall, Inc. (“Metrocall”), $10 million in Data Critical Corp. (“Data Critical”), and $20 million in Novatel Wireless, Inc. (“Novatel”).

      The Company has also invested $83.8 million in twelve private companies, including $25.0 million in Strategy.com, Inc. (“Strategy.com”), $11.0 million in ePhones, $14.9 million in Parkstone, $10.0 million in Juniper Financial Corp. (“Juniper”) and $0.5 million in Corechange Inc. The Company accounts for these investments at cost unless circumstances indicate the carrying amount of the investment may not be recoverable. For the three and six months ended June 30, 2001, the Company generated approximately $1.0 million and $1.2 million, respectively in revenue from products or services provided to these investees. In addition, the Company has approximately $982,000 in accounts receivable, net of reserves, at June 30, 2001 due from these investees.

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

      At June 30, 2001, the Company performed a review of each of its available-for-sale investments in public companies. Based on this review, the company determined that no additional adjustments were required to its available-for-sale investments as a result of other than temporary declines.

With respect to investments in non-public companies, the Company’s management performs on-going reviews based on quantitative and qualitative measures. In evaluating its non-public company investments, management determined a range of market values based on a combination of the following valuation methods where applicable:

-	Recent funding rounds.

-	Changes in market value since the date of investment relative to the following:

-	the Company’s stock price;

-	comparable companies;

-	the NASDAQ composite index

-	a composite of companies that operate with in the Company’s industry; and

-	market price multiples of comparable companies.

The fair value was determined from the range of possible values, after considering the strength of the investee’s financial position, future prospects and risk profile of the invested company. During the first quarter of fiscal 2001, the Company recorded an impairment charge of approximately $61.8 million related to these non-public company investments.

      At June 30, 2001, the Company performed a review of our investments in non-public companies similar to the review performed at March 31, 2001. As a result of the review, we reduced the carrying value of one of our investments by $1.1 million.

      Because the conditions underlying the factors the Company uses to evaluate its investments change from time to time, the Company could determine that it is necessary to take additional material impairment charges in future periods.

(5) RESTRUCTURING CHARGES

      During the second quarter, Aether implemented an expense reduction plan as part of its integration strategy focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses. These efforts have resulted in the consolidation of excess facilities and elimination of redundant positions from acquired companies. As a result of this restructuring plan, the Company recorded a charge to earnings in the second quarter of $15.9 million. The charge related mainly to a workforce reduction of over 250 positions and the closing of six facilities. Employee separation benefits of $4.9 million under the restructuring plan include severance, medical, and other benefits. Facility closure costs of $11.0 million include expected losses on subleases, brokerage commissions, asset impairment charges, and other costs. As of June 30, 2001, the accrued liability related to the restructuring was $12.0 million.

(6) STOCK OPTIONS AND WARRANTS

(a) Options

      In January 2001, the Company’s employees were given the right to exchange existing options for shares of restricted stock. 567 employees agreed to have their options canceled in exchange for approximately 756,000 shares of restricted stock. The Company expects to record $26.6 million of expense over the next four years associated with the issuance of the restricted stock. The Company recorded approximately $1.7 million and $3.2 million of expense associated with the issuance of the restricted stock for the three and six months ended June 30, 2001, respectively.

(b) 3COM Warrants

      In connection with the sale of an equity interest in the Company to 3Com, the Company granted a conditional warrant to 3Com to purchase 893,665 shares at an exercise price of $0.01 per share. 3Com vests in the warrants upon performance of certain services and achievement of specific criteria. As of June 30, 2001, warrants to purchase 750,000 shares had not been earned by 3Com. As of June 30, 2001, the Company believes that it is not yet probable that 3Com will attain the specified milestones relating to the remaining 750,000 shares and, accordingly, no expense relating to these warrants has been recorded. If and when it becomes probable that 3Com will attain the specified milestones necessary for the warrants to vest, the Company will begin to record an expense reflecting the fair value of the warrants. The Company would initially estimate the amount of the expense at the time of the determination that achievement is probable, based in part on the market price of the common stock at that time. At the time of the actual vesting, the fair value of the warrant would be remeasured and, if different from the value used in initially estimating the expense, the difference would be reflected as an additional charge or credit at that time.

(7) COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

Legal Proceedings

      Aether and certain of its officers and directors are among the defendants named in seven purported class action lawsuits identified below. These actions were filed on behalf of persons and entities who acquired Aether’s common stock after its initial public offering in October 21, 1999. The suits seek damages on account of alleged violations of securities laws. Among other things, the complaints claim that prospectuses, dated October 21, 1999 and September 27, 2000 and issued by Aether in connection with the public offerings of its common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws because the prospectuses allegedly failed to disclose that the offerings’ underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers which were designed to maintain, distort and/or inflate the market price of Aether’s common stock in the aftermarket. The actions seek unspecified monetary damages and rescission. The Company believes the claims are without merit and plans to vigorously contest these actions.

                  (i) Class Action Complaint for Violations of the Securities Exchange Act of 1934, Jury Trial Demanded, Civil Action No. 01 CV-6029, filed July 3, 2001. In the United States District Court for the Southern District of New York, Larry Ackerman, On Behalf of Himself and All Others Similarly Situated, plaintiff, v. Aether Systems, Inc., David S. Oros, David C. Reymann, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc., Donaldson, Lufkin & Jenrette Securities Corporation, U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc., and Friedman, Billing Ramsey & Co., Inc., defendants.

                  (ii) Class Action Complaint for Violations of the Federal Securities Laws, Civil Action No. 01 CV 6116, filed July 5, 2001. In the United States District Court for the Southern District of New York, Henry Cole and Daniel Kucera, on Behalf of Themselves and All Others Similarly Situated, plaintiff v. Aether Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens, Inc., Morgan Stanley & Co. Incorporated, David S. Oros and David C. Reymann, defendants.

                  (iii) Class Action Complaint for Violations of Federal Securities Laws, Jury Trial Demanded, Civil Action No. 01 CV-6136, filed July 5, 2001. In the United States District Court for the Southern District of New York, Bernd Toennesmann, On Behalf of Himself and All Others Similarly Situated, plaintiffs, v. Aether Systems, Inc., David S. Oros, David C. Reymann, Merrill Lynch, Pierce, Fenner & Smith Inc., FleetBoston Robertson Stephens Inc., Credit Suisse First Boston Corp., U.S. Bancorp Piper Jaffray Inc., Bank of America Securities LLC, and Morgan Stanley Dean Witter & Co., defendants.

                  (iv) Class Action Complaint for Violations of Federal Securities Laws, Jury Trial Demanded, Civil Action No. 01 CV-6269, filed July 11, 2001. In the United States District Court for the Southern District of New York, Isak Karasik, on behalf of himself and all others similarly situated, plaintiffs vs. Aether Systems, Inc., David S. Oros, David C. Reymann, Mark D. Ein, Rajendra Singh, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Morgan Stanley Dean Witter, Inc. and FleetBoston Robertson Stephens, Inc., defendants.

                  (v) Class Action Complaint for Violations of the Federal Securities Laws, Jury Trial Demanded Civil Action No. 01 CV-5570, filed June 19, 2001. In the United Stated District Court for the Southern District of New York, Adele Brody on Behalf of Herself and All Others Similarly Situated, plaintiff v. Aether Systems, Inc., David S. Oros, David C. Reymann, Merrill Lynch, and Jenrette Securities Corporation, U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc., and Friedman, Billings, Ramsey & Co., Inc., defendants.

                  (vi) Class Action Complaint for Violations of the Federal Securities Exchange Act of 1934, Jury Trial Demanded, Civil Action No. 01 CV-5666, filed June 21, 2001. In the United States District Court for the Southern District of New York, Pond Equities, On Behalf of Itself and All Others Similarly Situated, plaintiff, v. Aether Systems, Inc., David Oros, David C. Reymann, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc., Donaldson Securities Inc. and Friedman Billing Ramsey & Co., Inc., defendants.

                  (vii) Class Action Complaint for Violations of the Federal Securities Laws, Jury Trial Demanded, Civil Action No. 01 CV-5917, filed June 27, 2001. In the United States District Court for the Southern District of New York, Edward Cassady, on Behalf of Himself and All Others Similarly Situated, plaintiffs v. Aether Systems, Inc., David S. Oros, David C. Reymann, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc., Donaldson, Lufkin & Jenrette Securities Corporation, U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and Friedman, Billing, Ramsey & Co., Inc., defendants.

      The Company is also a party to other legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

Purchase Commitments

a)	On April 11, 2000, the Company entered into a marketing agreement with Research in Motion Limited (RIM). This agreement includes joint commitments between Aether and RIM concerning sales and marketing and development efforts and allows Aether to license the Blackberry wireless messaging software for use in the Aether network operating center. The agreement includes a commitment to purchase up to 140,000 RIM handheld devices over the following three years. The total commitment is dependent upon certain conditions being met over the period of the agreement. As of June 30, 2001, the Company has met its obligation for purchases over the next four quarters.

b)	The Company is committed to take delivery of 10,420 Novatel wireless modems. Most of these modems have already been paid for.

c)	In connection with the acquisition of Motient’s retail transportation segment, the Company signed airtime purchase commitments with Motient in the amount of $15 million over three years.

Acquisitions and Investments

The Company is committed to make the following payments during the remainder of 2001 relating to its acquisitions and investments:

(a)	Motient—In connection with the acquisition of Motient’s retail transportation business, the Company is committed to pay up to an additional $22.5 million if certain revenue and other incentive targets are met in 2001. As of June 30, 2001, these targets have not been met, and as such the Company has not made any payments pursuant to this commitment.

(b)	Sila Communications—The Company has committed to provide additional funding of up to $3.6 million in 2001 to its majority-owned subsidiary, Sila Communications, Limited.

(c)	MindSurf—The Company is committed to provide additional funding of $6.5 million to MindSurf. At any time the Company can agree with Sylvan to cease funding of MindSurf.

(d)	Subsequent to June 30, 2001, the Company entered into a joint venture, which would commit the Company to $20 million in funding, assuming the joint venture meets certain operational milestones. In July 2001, the Company funded approximately $5 million of these commitments. For the three and six months ended June 30, 2001, the Company recorded revenue of $1 million and $1.3 million, respectively, from the sale of products and services to the joint venture partner and held a receivable of $1.5 million as of June 30, 2001. As of the date of this filing, none of the operational milestones had been met.

(e)	The Company agreed to invest in a South American wireless services company, which would commit the Company to $1.2 million in funding. For the three and six months ended June 30, 2001, the Company recorded revenue of $137,000 and $1.3 million, respectively, from the sale of products and services to this company and held a receivable of $1.2 million as of June 30, 2001.

(8) SEGMENT INFORMATION

      The Company’s operating segments include Vertical Markets, Software Products, Wireless Services and European Operations. Each of these segments has distinct management teams. The Vertical Markets segment provides wireless data services software and engineering services to develop applications for the financial services, health care, mobile government, transportation and logistics, and enterprise services industries. The Software Products segment develops, licenses and supports software products to extend the accessibility of applications and information from corporate networks and databases to handheld devices. The Wireless Services segment develops and provides wireless data services through our Enterprise ISP and BlackBerry™ by Aether™ offerings. Our European Operations segment consists of Sila, the Company’s European joint venture with Reuters, which has the majority of its customers in the European financial services industry. Corporate and Other consists mainly of corporate assets and SG&A expenses.

      During 2000, the Company’s reportable segments changed—and the Company expects them to continue to change—as its operating structure, business and the markets in which it operates evolve.

      Segment detail is summarized as follows:

	VERTICAL	SOFTWARE	WIRELESS
	MARKETS	PRODUCTS	SERVICES

Three months ended June 30, 2001

Revenue	$20,384	$3,077	$5,385

Gross profit	$9,667	$2,162	$570

Total assets	$182,993	$155,819	$—

Three months ended June 30, 2000

Revenue	$5,037	$1,318	$1,062

Gross profit	$2,063	$827	$637

Total assets	$49,431	$1,069,131	$—

Six months ended June 30, 2001

Revenue	$38,400	$8,054	$9,070

Gross profit	$17,246	$5,651	$(1,087)

Six months ended June 30, 2000

Revenue	$8,759	$2,000	$2,059

Gross profit	$3,607	$1,036	$1,259

[Additional columns below]

[Continued from above table, first column(s) repeated]

	EUROPEAN	CORPORATE AND
	OPERATIONS	OTHER	TOTAL

Three months ended June 30, 2001

Revenue	$3,238	$—	$32,084

Gross profit	$1,085	$—	$13,484

Total assets	$161,340	$823,689	$1,323,841

Three months ended June 30, 2000

Revenue	$3,338	$—	$10,755

Gross profit	$1,601	$—	$5,128

Total assets	$180,647	$1,404,033	$2,703,242

Six months ended June 30, 2001

Revenue	$7,219	$—	$62,743

Gross profit	$2,500	$—	$24,310

Six months ended June 30, 2000

Revenue	$3,338	$—	$16,156

Gross profit	$1,603	$—	$7,505

The Company derives revenue primarily from the U.S. and Europe. Information regarding our revenues and long lived assets in different geographic regions is as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30

	2001	2000	2001	2000

Revenue:

U.S.	$27,497	$7,341	$52,456	$12,742

Aggregate Foreign	4,587	3,414	10,287	3,414

	$32,084	$10,755	$62,743	$16,156

Long-Lived Assets

U.S.	$341,671	$1,310,508

Aggregate Foreign	143,290	130,319

	$484,961	$1,440,827

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following description of our financial condition and results of operations in conjunction with our Condensed Consolidated Financial Statements and Notes thereto and other financial data appearing elsewhere in this Form 10-Q.

      This report includes forward-looking statements that involve risks and uncertainties. When used herein, the words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” and “expect” and similar expressions as they relate to Aether Systems, Inc. (“Aether” or “Company”) or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Business.” in the section entitled “Factors Affecting Operating Results” in Item 7 of our annual report on Form 10-K filed with the SEC on April 2, 2001. Aether undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      From our inception until March 1997, we primarily provided wireless engineering services, including the development of wireless software applications for customers. In March 1997, we began offering services that provide the users of wireless handheld devices access to real-time financial information. During 1997, we made a strategic decision to focus a significant portion of our engineering resources on the development of these and other wireless data services and systems, including our Aether Intelligent Messaging™ (AIM) package of wireless messaging software and software development tools.

      In 1998 and 1999, we continued to develop financial information services—as well as financial transaction services—internally and through our acquisition of Mobeo, Inc. In 1999, we also completed our initial public offering and began to expand our service offerings to areas other than financial information and transactions.

      In 2000, we continued our expansion into other vertical markets, including: the transportation and logistics vertical market through our acquisitions of LocusOne and Motient’s retail transportation business unit, the mobile government vertical market through the acquisitions of Cerulean and SunPro; and the healthcare vertical market through investments and our own service offerings. We broadened our software offerings through our purchase of Riverbed and RTS Wireless. Also in 2000, we moved into the European marketplace with our acquisition of IFX, and the related formation of Sila. We entered the general wireless and Internet messaging services market through strategic relationships with RIM and others and through our own service offerings.

      On April 17, 2001 we introduced Aether Fusion™, a comprehensive wireless technology foundation designed to provide customers and partners with a single-source solution for accessing essential data and applications wirelessly.

      Our current segments are vertical markets, software products, wireless services and European operations. During 2000, our reportable segments changed—and we expect them to continue to change—as our operating structure, business and the market in which we operate evolve. Each of our segments has distinct management teams.

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

Acquisitions

      We have acquired companies to expand our product offerings and geographic markets and to acquire additional engineering resources to develop products. From September 1999 through December 31, 2000, we acquired 10 businesses (or parts of businesses) for an aggregate consideration (not including contingent payments that had not yet been earned) of $365.8 million and equity valued at the time of acquisition of $1.284 billion, consisting of 6,259,445 shares of our common stock and 1,093,785 replacement options. These acquisitions included the following:

•	During 1999, we acquired Mobeo for a purchase price and related expenses of $11.5 million in cash and 46,105 options valued at $374,000.

•	In early 2000, we acquired LocusOne, NetSearch, and IFX for purchase prices aggregating approximately $160.6 million.

•	On March 6, 2000, we acquired Riverbed for 4,537,281 shares of our common stock and 862,480 options with an aggregate value of $1.136 billion. In connection with our acquisition of Riverbed, we incurred costs totaling approximately $16.9 million.

•	In September 2000, we acquired Cerulean, SunPro and Sinope for purchase prices and related expenses aggregating approximately $93.4 million and 462,412 shares of our common stock and 94,952 options with an aggregate value of $69.9 million.

•	On November 30, 2000, we acquired Motient’s retail transportation business unit for $49.2 million in cash and related expenses plus an additional sum of up to $22.5 million depending on whether certain revenue and other incentive targets are met in 2001.

•	On December 22, 2000, we acquired RTS for a purchase price of $34.2 million in cash and related expenses plus 1,259,752 shares of our common stock and 90,248 options with an aggregate value of $78.0 million.

      Our acquisitions increase our operating revenues and expenses from the date of acquisition. In the discussion of results below, we quantify the effects of acquisitions on our revenues and expenses. Acquisitions also increase depreciation and amortization significantly as we amortize the value of acquisition intangibles. Amortization related to acquisition intangibles was $24.3 million and $111.2 million for the three and six months ended June 30, 2001, respectively, and $66.0 million and $83.0 million for the three and six months ended June 30, 2000, respectively. The decrease in the second quarter 2001 compared to second quarter of 2000 was primarily due to the write-down of Riverbed goodwill at March 31, 2001. Finally, acquisitions affect non-cash compensation when we issue options to employees at the time of an acquisition.

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

Investments

      We have made investments through Aether Capital, L.L.C., our wholly-owned subsidiary, to promote the development of new technologies that are compatible with the services we offer or that we may wish to integrate into our services. Since August 1999, through June 30, 2001, we have invested approximately $181 million in 21 companies. These investments include:

•	In August 1999, we formed a new company called OpenSky, which was renamed OmniSky in October 1999. We have invested a total of $9.2 million in OmniSky. We formed OmniSky with 3Com to pursue opportunities in the emerging consumer and business mass markets for wireless e-mail, Internet access and other electronic transactions applications. As of June 30, 2001, we owned approximately 22.7% of OmniSky after completion of OmniSky’s initial public offering. We account for our investment in OmniSky under the equity method of accounting.

•	In March 2000, we acquired a 27.5% interest in Inciscent in the form of preferred stock for a purchase price of $9.9 million. We formed Inciscent with Metrocall, PSINet, and Hicks, Muse, Tate & Furst and other investors to develop wireless e-mail, Internet access and other applications for the small office and home office markets. We account for our investment in Inciscent under the equity method of accounting.

•	In July 2000, we entered into an agreement with Sylvan to establish Mindsurf, a new company focused on educational services. We have committed to acquire a 47% interest in Mindsurf for $32.9 million in cash. Sylvan has also committed to acquire a 47% interest for $32.9 million in cash while the remaining 6% will be owned by other minority investors. As of June 30, 2001, we have funded $12.3 million of our commitment to Mindsurf. We can agree with Sylvan at any time to cease funding for Mindsurf. We account for our investment in Mindsurf under the equity method of accounting.

•	In July 2000, we acquired a 25.3% interest in Veristar for $5.6 million in cash. Veristar enables access to accounts and content through Internet and wireless technology. We account for our investment in Veristar under the equity method of accounting.

      We also invested $59.0 million in five publicly-traded companies including Metrocall, DataCritical Corporation, and Novatel. We account for these five investments at fair value based on quoted market prices. Net unrealized holding gains and losses on these available-for-sale securities are excluded from income and recorded as a separate component of stockholders’ equity unless the decline is deemed to be other than temporary. Subsequent to our investment, the market values of these investments have decreased significantly. In some cases we have determined the decline in market value of our investments in publicly-traded companies to be other than temporary, and as such have recorded realized losses on these investments, which are included in net income.

      Finally, we also invested $83.8 million in twelve private companies including $25.0 million in Strategy.com, $11.0 million in ePhones, $14.9 million in Parkstone and $10.0 million in Juniper. We account for these investments at cost unless circumstances indicate the carrying amount of the investment may not be recoverable.

IMPAIRMENT CHARGES

      From 1999 through June 30, 2001, the Company recorded approximately $1.7 billion in goodwill and other intangibles related to its acquisitions. In addition, the Company has made investments in other businesses totaling approximately $181 million during this period. The Company’s management performs an on-going analysis of the recoverability of its goodwill and other intangibles and the value of its investments in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of. Based on quantitative and qualitative measures, the Company assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. The impairment conditions evaluated by management may change from period to period, given that the Company operates in a volatile business environment.

      A number of factors indicated that impairments may have arisen in the period ended March 31, 2001. Consideration for some of the Company’s acquisitions was partially or fully funded through the issuance of shares of the Company’s common stock at a time when its stock price was at historically high prices. The Company’s stock price ranged from $40.81 to $266.00 at the time of these acquisitions. At March 31, 2001, the Company’s stock price was $13.00. Most of the companies the Company acquired or invested in are start-up or newly formed entities. Most of these companies were privately-held and their fair values are highly subjective and not readily determinable. At the time of these acquisitions and investments, market valuations and the availability of capital for such companies was at historically high levels. Between the end of 2000 and March 31, 2001, stock prices and market valuations in the Company’s industry and similar industries had fallen substantially in response to a variety of factors, including a general downturn in the economy, a curtailment in the availability of capital and a general reduction in technology expenditures.

      Based on the factors described above, the Company determined at March 31, 2001 that the goodwill in its acquisitions and investments may have become impaired. In accordance with SFAS No. 121, the Company performed an undiscounted cash flow analysis of its acquisitions to determine whether an impairment existed. When the undiscounted cash flows for an acquired company was less than the carrying value of the net assets, management determined a range of fair values using a combination of valuation methodologies. The methodologies included:

–	Discounted cash flow analysis, which is based upon converting expected future cash flows to present value.

–	Changes in market value since the date of acquisition relative to the following:

–	the Company’s stock price;

–	comparable companies;

–	the NASDAQ composite index; and

–	a composite of companies that operate with in the Company’s industry.

–	Market price multiples of comparable companies.

–	Contribution to the Company’s market valuation.

      The methodologies used were consistent with the specific valuation methods used when the original purchase price was determined. The Company’s best estimate of the fair value was determined from the range of possible values after considering the relative performance, future prospects and risk profile of the acquired company.

      In connection with the valuation of the Riverbed Technologies, Inc. acquisition, the Company engaged an independent third party to determine the fair value of the acquired business, because of the magnitude of the acquisition and the associated potential impairment.

      As a result of its review, management determined that the carrying value of goodwill and certain other intangible assets related to its acquisitions were not fully recoverable. Accordingly, at March 31, 2001, we recorded an impairment charge of approximately $959 million, which represents the difference between the carrying value and fair value of its goodwill and other intangible assets. The impairment of goodwill and other intangible assets from the acquisition of Riverbed Technologies, Inc. amounted to approximately $775 million, or 81% of the total impairment charge. We also recorded impairment charges to goodwill and other intangibles related to the acquisitions of LocusOne Communications, Inc., NetSearch, LLC, Cerulean Technology, Inc., Sunpro and RTS Wireless, Inc. of approximately $184 million.

      At June 30, 2001, we performed a review of each of our acquisitions similar to the review performed at March 31, 2001. The results of our review indicated that of the aggregate carrying value of goodwill and certain other intangible assets related to our acquisitions, only the value of the work-force-in-place resulting from our acquisition of RTS Wireless, Inc. had become further impaired in the quarter ended June 30, 2001. We reduced the $2.2 million carrying value of this asset to zero. As a result, on June 30, 2001, the adjusted book value of goodwill and other intangibles was reduced to approximately $413 million.

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

      At June 30, 2001, the Company performed a review of each of its available-for-sale investments in public companies. Based on this review, the Company determined that no additional adjustments were required to its available-for-sale investments as a result of other than temporary declines.

      With respect to investments in non-public companies, the Company’s management performs on-going reviews based on quantitative and qualitative measures. In evaluating its non-public company investments, management determined a range of market values based on a combination of the following valuation methods where applicable:

–	Recent funding rounds.

–	Changes in market value since the date of investment relative to the following:

–	the Company’s stock price;

–	comparable companies;

–	the NASDAQ composite index

–	a composite of companies that operate with in the Company’s industry.

–	Market price multiples of comparable companies.

      The fair value was determined from the range of possible values, after considering the strength of the investee’s financial position, future prospects and risk profile of the invested company. During the first quarter of fiscal 2001, the Company recorded an impairment charge of approximately $61.8 million related to these non-public company investments.

      At June 30, 2001, we performed a review of our investments in non-public companies similar to the review performed at March 31, 2001. As a result of our review, we reduced the carrying value of one of our investments by $1.1 million.

      Because the conditions underlying the factors the Company uses to evaluate its acquisitions and investments changes from time to time, the Company could determine that it is necessary to take additional material impairment charges in future periods.

OPERATING REVENUES AND EXPENSES

We describe below the components of our operating revenues and expenses.

Subscriber revenue and expenses

We derive recurring revenue from subscribers in the vertical markets, wireless services, software products and European operations segments.

      Subscriber revenue may consist of:

•	a one-time non-refundable activation fee, which we recognize ratably over the expected life of the customer relationship;

•	monthly per-subscriber service fees, which we recognize as services are provided;

•	monthly per-subscriber exchange fees for access to financial information from the securities exchanges and markets, which we recognize as services are provided; and

•	monthly fees for providing access to our network operations center, which we recognize as services are provided, ratably over the contract period.

      For certain of our products, our subscribers’ monthly fee includes the use of a wireless handheld device. Revenue for such devices is recognized as the related service is provided. Contracts with our wireless data subscribers are generally for a one-year period and include a termination penalty if cancelled by the subscriber before the one-year period expires. These contracts are generally renewable at the option of the subscriber for additional one-year periods or otherwise continue on a monthly basis until cancelled by the subscriber.

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

      The subscription products we offer fall into three distinct categories:

•	Enterprise ASP/ISP services. These services wirelessly connect critical functions of a business to end users within the business or to third parties such as customers. Through our Enterprise ASP/ ISP services, we provide a full wireless solution to the end user, including product development, fulfillment, network hosting, customer service and carrier connections between the business and wireless carriers. For this type of product, we typically receive revenue from a monthly recurring fee for the full range of services between $40 and $70 per month per subscriber.

•	Premium information and commerce services. These services provide the end user with information critical to their business, such as market information or sales inquiries. Premium information products are packaged with fulfillment, customer service and carrier connections between the business and wireless carriers. For this type of product, we typically receive revenues such as activation fees and a monthly recurring fee for the full range of services between $70 and $200 per month per subscriber.

•	Network hosting services. These services connect businesses and wireless carriers. Hosting services may be charged per subscriber or on a usage basis. Average revenue per subscriber typically ranges between $5 and $25 per month per subscriber.

      The nature of revenue and costs for these product categories is similar, regardless of the segment in which we offer them. Accordingly, we believe it is valuable to analyze our subscribers on the basis of these product categories.

The following table sets forth the number of subscribers for each of our product types as of June 30, 2000 and 2001.

	AS OF JUNE 30,

	2001	2000

Enterprise ASP/ISP services	39,683	1,336

Premium information & commerce services	18,133	17,002

Network hosting services	—	1,135

Total subscribers	57,816	19,473

      A substantial portion of the growth in Enterprise ASP/ISP and Premium information and commerce services subscribers over this period is attributable to service offerings obtained through recent acquisitions and the remainder is due to the attraction of new subscribers to our services and the introduction of new services. During the period, Network hosting services subscribers decreased substantially as a result of the evolution of services of two significant customers to products within our Enterprise ASP/ISP services. The remainder of the decrease is associated with the discontinuance of service of one customer due to its consolidation following its acquisition during the latter half of 2000.

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

Software and related services revenue and expenses

      We derive revenue from the licensing of software products, including the AIM platform, the ScoutWare software suite, the e-Mobile software suite, the PacketCluster software suite, the FireRMS software suite and the Advantage software suite. In future quarters we expect to generate revenue from the licensing of our new software foundation Aether Fusion™. Cost of software and related services revenue consists of costs of licensing, including royalty payments and personnel costs.

Device sales and expenses

      We generate revenue by providing our subscribers the option to purchase wireless handheld devices from us at or near cost, which we recognize as revenue upon shipment of the devices, or over the expected term of the customer relationship. Cost of device sales consists of the cost of the hardware from the hardware manufacturer or wholesaler.

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

Restructuring Charge

      The restructuring charge consists primarily of the costs that we estimate we will incur associated with the plan we have begun to implement to consolidate excess facilities and eliminate redundant positions from acquired companies.

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

Minority interest

      Minority interest consists wholly of Reuters’ ownership interest in Sila.

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

Extraordinary Item

      The extraordinary item consists entirely of the gain realized from the early extinguishment of $20 million in convertible subordinated notes payable.

COMPARISON OF RESULTS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

      Subscriber revenue. Subscriber revenue increased to $11.4 million for the three months ended June 30, 2001 from $6.2 million for the three months ended June 30, 2000. The increase between periods was primarily due to $2.9 million in sales of our Mobile Max product line and a $1.0 million increase in sales of our Financial services products. The remaining increase was due to the revenue resulting from the increased number of subscribers that signed on to our existing and new product and service offerings such as wireless web, and offerings to large enterprise customers. Our subscriber product and service offerings fell primarily into our Enterprise ASP/ISP services and premium information and commerce services subscriber categories. Subscriber revenue increased to $21.8 million for the six months ended June 30, 2001 from $9.0 for the six months ended June 30, 2000. The increase between periods was due to $5.4 million in sales of our Mobile Max product line and a $ 1.3 million increase in sales of our financial services products. The remaining increase was due primarily to the revenue resulting from the increased number of subscribers that signed on to our other existing and new product and service offerings such as wireless web and offerings to large enterprise customers. The Mobile Max product line was obtained in connection with an acquisition made after June 30 of last year.

      Cost of subscriber revenue. Cost of subscriber revenue increased to $6.6 million for the three months ended June 30, 2001 from $3.2 million for the three months ended June 30, 2000. We generally expect the cost of subscriber revenue to increase proportionately with any increase in subscriber revenue. The increase between periods was due to costs of sales of our Mobile Max product line of $1.1 million and a increase of approximately $793,000 in cost of sales of our financial services products. The remaining increase was due to the cost of revenue resulting from the increased number of subscribers that signed on to our other existing and new product and service offerings such as wireless web and offerings to large enterprise customers. Cost of subscriber revenue increased to $12.9 million for the six months ended June 30, 2001 from $4.2 million for the six months ended June 30, 2000. The increase between periods was due to costs of sales of our Mobile Max product line of $2.9 million and an increase of approximately $565,000 in cost of sales of our financial services products. The remaining increase was due to the cost of revenue resulting from the increased number of subscribers that signed on to our existing and new product and service offerings such as wireless web and offerings to large enterprise customers. The cost of subscriber revenue was also negatively impacted by several factors. These factors included the increased cost of airtime in Germany related to Sila. We have been incurring incremental costs associated with providing services to non-paying customers obtained in connection with our acquisition of Motient’s retail transportation business unit. In the second quarter we have continued to be successful in converting some of these non-paying customers into paying subscribers by repairing their non-working equipment and intend to continue seeking to do so with others. We expect these conditions that have negatively affected margins in the three and six months ended June 30, 2001 to be temporary.

      Engineering services revenue. Engineering services revenue increased to $2.8 million for three months ended June 30, 2001 from $1.6 million for the three months ended June 30, 2000. Engineering services revenue increased to $5.1 million for six months ended June 30, 2001 from $3.0 million for the six months ended June 30, 2000. Approximately $1.0 million of the increase between periods was due to our engineering services contracts with Sun Microsystems. We recognized no revenue under this contract prior to the second quarter of 2001. The remainder of the increase between periods was primarily due to other new customers.

      Cost of engineering services revenue. Cost of engineering services revenue increased to $1.5 million for three months ended June 30, 2001 from $1.0 million for the three months ended June 30, 2000. Cost of engineering services revenue increased to $2.8 million for six months ended June 30, 2001 from $1.6 million for the six months ended June 30, 2000. The increase between periods was primarily due to our engineering services contracts with Sun Microsystems. We recognized costs of approximately $525,000 under this contract for the three months ended June 30, 2001. The remainder of the increase between periods was primarily due to other new customers.

      Software and related services revenue. Software and related services revenue was $9.9 million for the three months ended June 30, 2001 and $2.4 million for the three months ended June 30, 2000. Software and related services revenue was $21.7 million for the six months ended June 30, 2001 and $3.4 million for the six months ended June 30, 2000. The increase between years was primarily due to sales of licenses and services of the ScoutWare software platform, e-Mobile Delivery platform, PacketCluster software suite, FireRMS software suite and the Advantage software suite, all of which were obtained in conjunction with acquisitions occurring in 2000.

      Cost of software and related services revenue. Cost of software and related services revenue was $2.6 million for the three months ended June 30, 2001 and approximately $851,000 for the three months ended June 30, 2000. Cost of software and related services revenue was $6.7 million for the six months ended June 30, 2001 and $1.5 million for the six months ended June 30, 2000. The increase between periods was due to the increase in software sales and services as discussed above.

      Device Sales. Revenue from device sales was $8.0 million for the three months ended June 30, 2001 and approximately $578,000 for the three months ended June 30, 2000. Revenue from device sales was $14.1 million for the six months ended June 30, 2001 and approximately $713,000 for the six months ended June 30, 2000. The increase in device sales between periods relates primarily to the increase of subscribers between periods and the sales of devices to resellers.

      Cost of device sales. Cost of device sales was $7.9 million for the three months ended June 30, 2001 and approximately $595,000 for the three months ended June 30, 2001. Cost of device sales was $16.1 million for the six months ended June 30, 2001 and $1.3 million for the six months ended June 30, 2001. The increase in the cost of device sales between periods relates primarily to the increase in device sales between periods. Included in our results are sales of hardware at or below cost made primarily to obtain other revenue streams. Additionally, the cost of device sales increase for the six months ended June 30, 2001 due to an inventory write-down of $1.9 million taken in the first quarter of 2001.

      Research and development expenses. Research and development expenses, including in-process research and development related to acquisitions, increased to $18.7 million for the three months ended June 30, 2001 from $5.0 million for the three months ended June 30, 2000. The increase between periods was due to increased expenses of $6.9 million associated with acquisitions made after June 30 of last year. The remaining increase was due to the hiring of additional engineers and consultants for increased research and development activities associated with the development of our software products, mobile computing platforms, including Aether Fusion ™, and wireless data services. Research and development expenses, including in-process research and development related to acquisitions, increased to $35.9 million for the six months ended June 30, 2001 from $9.2 million for the six months ended June 30, 2000. The increase between periods was due to increased expenses of $14.1 million associated with acquisitions made after June 30 of last year. The remaining increase was due to the hiring of additional engineers and consultants for increased research and development activities associated with the development of our software products, mobile computing platforms, including Aether Fusion ™, and wireless data services. We expect research and development expenses to continue to increase as we expand our product offerings.

      General and administrative expenses. General and administrative expenses increased to $23.7 million for the three months ended June 30, 2001 from $8.5 million for the three months ended June 30, 2000. General and administrative expenses increased to $49.5 million for the six months ended June 30, 2001 from $13.4 million for the six months ended June 30, 2000. The increase between periods was primarily due to additional personnel and consultants performing general corporate activities, additional facilities and our acquisitions since the prior year. The increased scope of our business has required additional personnel and other expenses, such as consulting and facilities, in all areas including: customer service, network operations, project management, legal and accounting. We anticipate general and administrative expenses to level off in the near term as our restructuring efforts come to bear.

      Selling and marketing expenses. Selling and marketing expenses increased to $20.5 million for the three months ended June 30, 2001 from $16.5 million for the three months ended June 30, 2000. The increase between periods was due primarily to expenses for the quarter of $7.0 million associated with acquisitions made after June 30 of last year, partially offset by reduced spending for our branding and advertising campaign. Selling and marketing expenses increased to $40.7 million for the six months ended June 30, 2001 from $22.4 million for the six months ended June 30, 2000. The increase in 2001 was primarily due to expenses for the six months of $14.0 million associated with acquisitions made after June 30 of last year. The remaining increase between periods was due to the increased first quarter expenses for the Aether Fusion TM branding campaign. We expect overall selling and marketing expenses to level off in the near term as we continue to scale back our branding and advertising campaign.

      Depreciation and amortization. Depreciation and amortization decreased to $29.4 million for the three months ended June 30, 2001 from $67.0 million for the three months ended June 30, 2000. This decrease was primarily a result of the impairment charge recorded in the first quarter of 2001 which significantly reduced the carrying value of the goodwill and other intangibles. Depreciation and amortization increased to $121.2 million for the six months ended June 30, 2001 from $84.5 million for the six months ended June 30, 2000. This increase was primarily due to amortization on acquisitions made in the second half of 2000, partially offset as a result of the above mentioned impairment charge recorded in the first quarter of 2001.

      Option and warrant expense. Option and warrant expense increased to $4.4 million for the three months ended June 30, 2001 from $3.6 million for the three months ended June 30, 2000. Option and warrant expense increased to $8.9 million for the six months ended June 30, 2001 from $6.1 million for the six months ended June 30, 2000. The increase between the periods was due primarily to amortized option and warrant expense related to options with strike prices below market value on the date of grant, granted in conjunction with acquisitions made in the second half of 2000 and the amortization of expense related to restricted stock granted in January 2001.

      Restructuring charge. During the second quarter, Aether announced an expense reduction plan as part of its integration strategy focused on improving operational efficiencies and the implementation of other measures in order to reduced planned expenses. These efforts have resulted in the consolidation of excess facilities and elimination of redundant positions from acquired companies. As a result of this restructuring plan, we recorded a charge to earnings in the second quarter of $15.9 million. The charge related mainly to a workforce reduction of over 250 positions and the closing of six facilities. Employee separation benefits of $4.9 million under the restructuring plan include severance, medical, and other benefits. Facility closure costs of $11.0 million include losses on subleases, brokerage commissions, asset impairment charges, and other costs. As of June 30, 2001 the accrued liability related to the restructuring was $12.0 million.

      Interest income, net. Net interest income decreased to $3.2 million for the three months ended June 30, 2001 from $14.8 million for the three months ended June 30, 2000. Net interest income decreased to $9.6 million for the six months ended June 30, 2001 from $17.0 million for the six months ended June 30, 2000. The decrease between 2001 and 2000 was primarily due to a decrease in interest earned on cash and cash equivalents as our cash on hand decreased between periods related to investing and operating activities. The remaining decrease was due to the lowering of interest rates in 2001.

      Equity in losses of investments. Equity in losses of investments was $17.0 million for the three months ended June 30, 2001 and $10.7 million for the three months ended June 30, 2000. Equity in losses of investments was $31.5 million for the six months ended June 30, 2001 and $13.8 million for the six months ended June 30, 2000. The increase related to our proportionate share of losses from OmniSky, Inciscent, MindSurf, and VeriStar, which are all accounted for under the equity method of accounting. We expect to continue to record equity losses in investments as these companies continue to develop their operations.

      Investment losses, including impairments. Investment loss, including impairments was $1.1 million for the three months ended June 30, 2001. There was no such loss for the three months ended June 30, 2000. Investment loss, including impairments was $95.9 million for the six months ended June 30, 2001. There was no such loss for the six months ended June 30, 2000. The increase for the three and six months ended June 30, 2001 was due primarily to the loss taken on investments where the decline in market value was deemed to be other than temporary. The Company also recorded a loss of approximately $43,000 and $6.0 million for the three and six months ended June 30, 2001, respectively, relating to the decline in the fair value of derivative instruments.

      Minority interest. Minority interest was $4.5 million for the three months ended June 30, 2001 and $1.7 million for the three months ended June 30, 2000. Minority interest was $8.1 million for the six months ended June 30, 2001 and $1.7 million for the six months ended June 30, 2000. Minority interest relates to Reuters’ proportional share of losses in Sila, which was formed in May 2000 and is consolidated into our financial statements. We expect that Sila will continue to incur losses as it develops its operations. The increase between years is primarily due to a full quarter of losses in 2001 versus approximately one month of losses in the quarter ended June 30, 2000.

      Income tax benefit. Income tax benefit was approximately $440,000 for the three months ended June 30, 2001 and approximately $875,000 for the six months ended June 30, 2001. This increase was due to a foreign deferred tax benefit associated with the losses generated by Sila, which was formed in May 2000.

      Extraordinary Item. For the three months ended June 30, 2001 we recorded an extraordinary gain of $7.7 million on the early extinguishment of $20.0 million of convertible subordinated notes payable, which were repurchased at 59% of face value. There was no extraordinary gain during the periods ended June 30, 2000.

      Cumulative effect of change in accounting principle. Cumulative effect of change in accounting principle was $0 for the three months ended June 30, 2001 and $6.6 million for the six months ended June 30, 2001 and was due entirely to the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 provides that derivatives should be carried as an asset on the balance sheet at fair value, and that changes in fair value between periods should be included in net income. Our derivatives include warrants obtained in connections with several of our investments. Such warrants are considered derivatives as they include provisions which allow for net settlement.

SEGMENT RESULTS

	VERTICAL	SOFTWARE	WIRELESS
	MARKETS	PRODUCTS	SERVICES

Three months ended June 30, 2001

Revenue	$20,384	$3,077	$5,385

Gross profit	$9,667	$2,162	$570

Total assets	$182,993	$155,819	$—

Three months ended June 30, 2000

Revenue	$5,037	$1,318	$1,062

Gross profit	$2,063	$827	$637

Total assets	$49,431	$1,069,131	$—

Six months ended June 30, 2001

Revenue	$38,400	$8,054	$9,070

Gross profit	$17,246	$5,651	$(1,087)

Six months ended June 30, 2000

Revenue	$8,759	$2,000	$2,059

Gross profit	$3,607	$1,036	$1,259

[Additional columns below]

[Continued from above table, first column(s) repeated]

	EUROPEAN	CORPORATE AND
	OPERATIONS	OTHER	TOTAL

Three months ended June 30, 2001

Revenue	$3,238	$—	$32,084

Gross profit	$1,085	$—	$13,484

Total assets	$161,340	$823,689	$1,323,841

Three months ended June 30, 2000

Revenue	$3,338	$—	$10,755

Gross profit	$1,601	$—	$5,128

Total assets	$180,647	$1,404,033	$2,703,242

Six months ended June 30, 2001

Revenue	$7,219	$—	$62,743

Gross profit	$2,500	$—	$24,310

Six months ended June 30, 2000

Revenue	$3,338	$—	$16,156

Gross profit	$1,603	$—	$7,505

The type of revenue we earn in each of our segments varies from segment to segment.

      Vertical markets segment. We operate in a wide variety of vertical markets. Our vertical markets segment can have subscriber revenue, engineering services revenue, device sales and software and related services revenue depending on the needs of the customer. Revenue in the vertical markets segment increased to $20.4 million in the three months ended June 30, 2001 from $5.0 million in the three months ended June 30, 2000 and gross profit in that segment increased to $9.7 million in the three months ended June 30, 2001 from $2.1 million in the three months ended June 30, 2000. Revenue in the vertical markets segment increased to $38.4 million in the six months ended June 30, 2001 from $8.8 million in the six months ended June 30, 2000 and gross profit in that segment increased to $17.2 million in the six months ended June 30, 2001 from $3.6 million in the six months ended June 30, 2000. The increase in this segment was primarily the result of sales of product and service offerings obtained in connection with acquisitions made in 2000 and their subsequent growth, which contributed $27.7 million and $12.9 million to revenue and gross profits, respectively. The remaining growth related to increases in subscribers to existing services, which contributed in the amount of $10.7 million and $4.3 million to revenue and gross profit, respectively.

      Software products segment. The software products segment typically has software products maintenance and related services revenue. Revenue in the software products segment increased to $3.1 million in the three months ended June 30, 2001 from $1.3 in the three months ended June 30, 2000 and gross profit in that segment increased to $2.2 million in the three months ended June 30, 2001 from $827,000 in the three months ended June 30, 2000. The sales of software application and product offerings obtained in connection with the acquisitions executed in the second half of 2000 contributed approximately $267,000 of the revenues and $105,000 of the gross profits to the software products segment in the three months ended June 30, 2001. The increase of $1.8 million and $1.3 million in revenue and gross margin, respectively, from the three months ended June 30, 2000 is primarily related to the growth in sales from the Scoutware and AIM product lines. Revenue in the software products segment increased to $8.1 million in the six months ended June 30, 2001 from $2.0 million in the six months ended June 30, 2000 and gross profit in that segment increased to $5.6 million in the six months ended June 30, 2001 from $1.0 million in the six months ended June 30, 2000. The sales of software application and product offerings obtained in connection with the acquisitions executed in the second half of 2000 contributed approximately $1.4 million of the revenues and $0.5 million of the gross profits to the software products segment in the six months ended June 30, 2001. The increase of $6.1 million and $4.6 million in revenue and gross margin, respectively, from the six months ended June 30, 2000 is primarily related to the growth in sales from the Scoutware and AIM product lines.

      Wireless services segment. Our wireless services segment derives revenue from subscribers and from engineering services related to setting up and servicing these subscribers. All of the increase in revenue and gross profit in the wireless services segment was a result of new product and service offerings, including our Blackberry by Aether and wireless Enterprise ISP services.

      European operations segment. Our European operations segment consists of Sila and generates revenue from subscribers, engineering services and from the sale of software and related services. Sila was formed in May 2000. As Sila’s revenues are currently derived primarily from the financial services sector, it saw a modest reduction in revenues from 2000 to 2001 due to the overall pullback in the market for global equities.

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception, we have financed our operations primarily through private and public placements of our equity securities and debt. Through June 30, 2001, we have raised aggregate net proceeds of approximately $1.5 billion including the issuance of $310.5 million of 6% convertible subordinated notes of which $290.5 million were outstanding at June 30, 2001. As of June 30, 2001, we had approximately $653.8 million in cash and short-term investments (including restricted cash of $12.4 million) and working capital of approximately $647.6 million.

      Net cash used in operating activities was $118.4 million and $5.7 million for the six months ended June 30, 2001 and 2000, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

      Net cash used in investing activities was $92.8 million and $259.9 million for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001, we used $29.6 million for the purchase of property and equipment, $25.6 million for investments in companies and $35.6 million for payments on 2000 acquisitions. Cash used by investing activities for the six months ended June 30, 2000 was primarily for investments in companies of $63.2 million and acquisitions of $174.9 million.

      Net cash provided by (used in) financing activities was approximately $(6.1) million and $1,380.4 million for the three months ended June 30, 2001 and 2000 respectively. For the three months ended March 31, 2000, cash provided by financing activities was primarily attributable to proceeds received from our secondary offering of common stock and convertible subordinated notes.

      While not a measure under generally accepted accounting principles, EBITDA is a standard measure of financial performance in our industry. EBITDA means earnings before interest, taxes, depreciation and amortization, option and warrant expense, impairment charges, realized losses and cumulative effect of change in accounting principle. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations. EBITDA losses increased to $49.4 million in the three months ended June 30, 2001 from $24.9 million in the three months ended June 30, 2000. The increase between periods was due to increases in operating expenses as a result of acquisitions and our continued growth.

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

For the remainder of fiscal year 2001, we expect to have the following expenditures:

•	$8.7 million for debt service on our convertible subordinated notes.

•	We may be required to pay $22.5 million for purchase earn-outs related to certain acquisition related activities.

•	In accordance with our agreement with MindSurf, we have committed to invest an additional $6.5 million in MindSurf in 2001.

•	We are committed to provide additional funding of up to $3.6 million to Sila in 2001.

•	We are committed to $6.2 million in other investments in 2001.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

      We have limited exposure to financial market risks, including changes in interest rates. At June 30, 2001, we had cash and cash equivalents of $651.4 million (including restricted cash of $12.4 million) and short-term investments of approximately $2.4 million. Cash and cash equivalents consisted of demand deposits, money market accounts and investment-grade commercial paper. Short-term investments consisted of highly liquid investments in debt obligations of the U.S. Government and other highly rated entities with maturities of up to 30 years. These investments are classified as available-for-sale and are considered short-term, because we expect to sell them within 12 months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. At June 30, 2001, the value of our short-term investments was approximately $7,800 less than our cost. If market interest rates rise, the value of our short-term investments will decrease. We expect to sell these investments prior to maturity, and therefore we may not realize the full value of these investments.

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

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Aether and certain of its officers and directors are among the defendants named in seven purported class action lawsuits identified below. These actions were filed on behalf of persons and entities who acquired Aether’s common stock after its initial public offering in October 21, 1999. The suits seek damages on account of alleged violations of securities laws. Among other things, the complaints claim that prospectuses, dated October 21, 1999 and September 27, 2000 and issued by Aether in connection with the public offerings of its common stock allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws because the prospectuses allegedly failed to disclose that the offerings’ underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers which were designed to maintain, distort and/or inflate the market price of Aether’s common stock in the aftermarket. The actions seek unspecified monetary damages and rescission. Aether believes these claims are without merit and plans to vigorously contest these actions.

                  (i) Class Action Complaint for Violations of the Securities Exchange Act of 1934, Jury Trial Demanded, Civil Action No. 01 CV-6029, filed July 3, 2001. In the United States District Court for the Southern District of New York, Larry Ackerman, On Behalf of Himself and All Others Similarly Situated, plaintiffs, v. Aether Systems, Inc., David S. Oros, David C. Reymann, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc., Donaldson, Lufkin & Jenrette Securities Corporation, U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc., and Friedman, Billing Ramsey & Co., Inc., defendants.

                  (ii) Class Action Complaint for Violations of the Federal Securities Laws, Civil Action No. 01 CV 6116, filed July 5, 2001. In the United States District Court for the Southern District of New York, Henry Cole and Daniel Kucera, on Behalf of Themselves and All Others Similarly Situated, plaintiffs v. Aether Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens, Inc., Morgan Stanley & Co. Incorporated, David S. Oros and David C. Reymann, defendants.

                  (iii) Class Action Complaint for Violations of Federal Securities Laws, Jury Trial Demanded, Civil Action No. 01 CV-6136, filed July 5, 2001. In the United States District Court for the Southern District of New York, Bernd Toennesmann, On Behalf of Himself and All Others Similarly Situated, plaintiffs, v. Aether Systems, Inc., David S. Oros, David C. Reymann, Merrill Lynch, Pierce, Fenner & Smith Inc., FleetBoston Robertson Stephens Inc., Credit Suisse First Boston Corp., U.S. Bancorp Piper Jaffray Inc., Bank of America Securities LLC, and Morgan Stanley Dean Witter & Co., defendants.

                  (iv) Class Action Complaint for Violations of Federal Securities Laws, Jury Trial Demanded, Civil Action No. 01 CV-6269, filed July 11, 2001. In the United States District Court for the Southern District of New York, Isak Karasik, on behalf of himself and all others similarly situated vs. Aether Systems, Inc., David S. Oros, David C. Reymann, Mark D. Ein, Rajendra Singh, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Morgan Stanley Dean Witter, Inc. and FleetBoston Robertson Stephens, Inc., defendants.

                  (v) Class Action Complaint for Violations of the Federal Securities Laws, Jury Trial Demanded Civil Action No. 01 CV-5570, filed June 19, 2001. In the United Stated District Court for the Southern District of New York, Adele Brody on Behalf of Herself and All Others Similarly Situated, plaintiff v. Aether Systems, Inc., David S. Oros, David C. Reymann, Merrill Lynch, and Jenrette Securities Corporation, U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc., and Friedman, Billings, Ramsey & Co., Inc., defendants.

                  (vi) Class Action Complaint for Violations of the Federal Securities Exchange Act of 1934, Jury Trial Demanded, Civil Action No. 01 CV-5666, filed June 21, 2001. In the United States District Court for the Southern District of New York, Pond Equities, On Behalf of Itself and All Others Similarly Situated, plaintiff, v. Aether Systems, Inc., David Oros, David C. Reymann,

Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc., Donaldson Securities Inc. and Friedman Billing Ramsey & Co., Inc., defendants.

                  (vii) Class Action Complaint for Violations of the Federal Securities Laws, Jury Trial Demanded, Civil Action No. 01 CV-5917, filed June 27, 2001. In the United States District Court for the Southern District of New York, Edward Cassady, on Behalf of Himself and All Others Similarly Situated, plaintiff v. Aether Systems, Inc., David S. Oros, David C. Reymann, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc., Donaldson, Lufkin & Jenrette Securities Corporation, U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and Friedman, Billing, Ramsey & Co., Inc., defendants.

      The Company is also a party to other legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Shareholders was held June 22, 2001, in Baltimore, Maryland, at which the following matters were submitted to a vote of the shareholders.

      a.       Votes cast for or withheld regarding the election of directors.

	Total Vote For	Total Vote Withheld
	Each Director	From Each Director

J. Carter Beese, Jr.	30,961,157	215,975

Frank A. Bonsal, Jr	30,088,753	1,088,379

George M. Davis	30,832,076	345,056

David S. Oros	30,637,801	539,331

George P. Stamas	31,091,387	85,745

Devin N. Wenig	30,097,498	1,079,634

Thomas E. Wheeler	31,092,182	84,950

      b.       Votes cast for, against or withheld regarding ratification of the Company’s appointment of KPMG LLP as independent auditors.

FOR	Against	Abstain

30,899,878	259,807	17,447

      c.       Votes cast for, against or withheld to approve amendment of the Company’s Equity Incentive Plan to provide for the issuance of shares of common stock and increasing the number of shares that can be granted upon exercise of incentive stock options from 3,000,000 to 8,000,000 shares.

FOR	Against	Abstain	Non-Votes

16,614,374	4,140,615	33,793	10,388,360

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits

10.1 Employment Agreement with David C. Reymann dated June 8, 2001.

b.       Reports on Form 8-K

Current Report on Form 8-K dated February 3, 2001 was filed on April 16, 2001 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits.)

Current Report on Form 8-K dated May 8, 2001 was filed May 11, 2001 pursuant to Item 5 (Other Events)

Current Report on Form 8-K dated June 19, 2001 was filed June 29, 2001 pursuant to Item 5 (Other Events)

Current Report on Form 8-K dated August 1, 2001 was filed August 3, 2001 pursuant to Item 5 (Other Events)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 14, 2001

Aether Systems, Inc.

By:	/s/ David C. Reymann

David C. Reymann

Chief Financial Officer

(Principal Financial and Accounting

Officer)

STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

AETHER SYSTEMS, INC.
COMPUTATION OF EARNINGS PER COMMON SHARE
EXHIBIT 11.1

Computation of Earnings
per Common Share

(in thousands, except per share data)
	Three Months Ended			Three months Ended
	June 30,2001			June 30, 2000

	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share

BASIC EPS

Net loss available to common shareholders	(103,640)	40,576	(2.55)	(89,914)	38,031	(2.36)

EFFECT OF DILUTIVE SHARES

Stock options	—	—	—	—	—	—

Restricted Stock	—	—	—	—	—	—

DILUTIVE EPS

Net loss available to common shareholders	(103,640)	40,576	(2.55)	(89,914)	38,031	(2.36)

	Six Months Ended			Six months Ended
	June 30,2001			June 30, 2000

	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share

BASIC EPS

Net loss available to common shareholders	(1,303,940)	40,511	(32.19)	(123,185)	33,765	(3.65)

EFFECT OF DILUTIVE SHARES

Stock options	—	—	—	—	—	—

Restricted Stock	—	—	—	—	—	—

DILUTIVE EPS

Net loss available to common shareholders	(1,103,940)	40,511	(32.19)	(123,185)	33,765	(3.65)

Options and warrants to purchase approximately 4.4 million and 5.0 million shares of common stock were outstanding at June 30, 2001 and 2000 respectively and were not included in the computation of diluted earnings per share because the effect would have been antidilutive. Also, approximately 757,000 shares of restricted stock included under the restricted stock plan were unexercised at June 30, 2001.

Additionally, effective March 22, 2000, the Company issued $310.5 million of 6% convertible subordinated notes due 2005, which are convertible at a price of $243.95 (or 4.0992 shares per $1,000 principal amount of notes, subject to adjustment. These notes were not considered in the calculation of the diluted earnings per share because the effect would have been antidilutive.