Form 10-Q
period 2001-09-30
AETHER SYSTEMS INC
filed 2001-11-14
CIK 1093434

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-27707
                              AETHER SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                 52-2186634

(State or other jurisdiction of incorporation or    (IRS Employer Identification
                  organization)                                Number)

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

As of November 9, 2001, 40,978,743 shares of the Registrant's common stock, $.01 par value per share, were outstanding.

================================================================================

                              AETHER SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

PART I:    FINANCIAL INFORMATION

  ITEM 1:  FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2001-UNAUDITED AND DECEMBER 31, 2000

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 - UNAUDITED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 --UNAUDITED

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

  ITEM 1:  LEGAL PROCEEDINGS

  ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

  ITEM 3:  DEFAULT UPON SENIOR SECURITIES

  ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  ITEM 5:  OTHER INFORMATION

  ITEM 6:  EXHIBITS AND REPORTS

PART I -- FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                              AETHER SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                         2001             2000
                                                                     -----------      -----------
ASSETS                                                               (unaudited)
Current assets:
  Cash and cash equivalents                                          $   581,620      $   856,391
  Restricted cash                                                         10,320           16,356
  Short-term investments                                                   2,532            2,648
  Trade accounts receivable, net of allowance for doubtful
  accounts of $10,131 and $5,695 at September 30, 2001 and
  December 31, 2000, respectively                                         27,333           30,263
    Inventory, net of allowance for obsolescence of $13,969 and
  $137 at September 30, 2001 and December 31, 2000, respectively          25,898           19,130
    Prepaid expenses and other current assets                             16,242           17,081
                                                                     -----------      -----------
      Total current assets                                               663,945          941,869
Property and equipment, net                                               66,875           53,223
Investments                                                               35,210          182,444
Intangibles, net                                                         269,987        1,478,485
Other assets, net                                                         23,416           21,354
                                                                     -----------      -----------
                                                                     $ 1,059,433      $ 2,677,375
                                                                     ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $     4,151      $     9,747
  Accrued expenses                                                        35,413           66,949
  Restructuring reserve                                                   14,388
  Accrued employee compensation and benefits                              13,641           12,566
  Deferred revenue                                                        17,718           14,170
  Accrued interest payable                                                   681            5,072
  Current portion of notes payable                                        15,219           13,741
                                                                     -----------      -----------
     Total current liabilities                                           101,211          122,245
Convertible subordinated notes payable and other
  notes payable, less current portion                                    300,842          321,201
Deferred tax liability                                                       691           10,694
Restructuring reserve                                                     12,492
Deferred revenue                                                           6,974               --
Minority interest in net assets of a subsidiary                               --           55,537
Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares authorized;
     0 shares issued and outstanding at September 30, 2001 and
     December 31, 2000                                                        --               --
  Common stock, $0.01 par value;
     1,000,000,000 shares authorized; 40,726,724
     and 40,415,722 shares issued and outstanding at
     September 30, 2001 and December 31, 2000, respectively                  407              404
  Additional paid-in capital                                           2,571,606        2,552,016
  Accumulated deficit                                                 (1,932,634)        (385,314)
  Foreign currency translation adjustment                                   (710)            (113)
  Unrealized gain (loss) on investments available for sale                (1,446)             705
                                                                     -----------      -----------
  $ Total stockholders' equity                                           637,223        2,167,698
                                                                     -----------      -----------
                                                                     $ 1,059,433      $ 2,677,375
                                                                     ===========      ===========


                             AETHER SYSTEMS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                                                2001            2000         2001            2000
                                                                              ---------      ---------   -----------      ----------
Subscriber revenue                                                            $  11,179      $   7,562   $    32,987      $  16,534
Engineering services revenue                                                        642          2,514         5,786          5,554
Software and related services revenue                                             8,205          5,260        29,874          8,691
Device sales                                                                      4,922            886        19,045          1,599
                                                                              ---------      ---------   -----------      ---------
          Total revenue                                                          24,948         16,222        87,692         32,378
Cost of subscriber revenue                                                        6,805          3,165        19,657          7,378
Cost of engineering services revenue                                                314          1,870         3,099          3,511
Cost of software and related services revenue                                     2,892          1,913         9,549          3,442
Cost of device sales                                                             17,560          1,012        33,699          2,280
                                                                              ---------      ---------   -----------      ---------
          Total cost of revenue                                                  27,571          7,960        66,004         16,611
                                                                              ---------      ---------   -----------      ---------
          Gross profit (loss)                                                    (2,623)         8,262        21,688         15,767
                                                                              ---------      ---------   -----------      ---------
Operating expenses:
  Research and development (exclusive of option and warrant
      expense)                                                                   16,170          6,201        52,045         11,962
  General and administrative (exclusive of option and
      warrant expense)                                                           21,955         20,437        71,439         35,706
  Selling and marketing (exclusive of option and warrant
      expense)                                                                   14,780         10,529        55,507         32,338
  In-process research and development related to
      acquisitions                                                                   --          3,900            --          6,060
  Depreciation and amortization                                                  32,068         72,305       153,312        156,756
  Option and warrant expense:
      Research and development                                                      691          1,712         5,295          4,422
      General and administrative                                                  1,846          2,004         4,648          4,567
      Selling and marketing                                                         976            304         2,507          1,081
  Impairment of intangibles                                                     129,201             --     1,090,781             --
  Restructuring charge                                                           18,230             --        34,089             --
                                                                              ---------      ---------   -----------      ---------
                                                                               (235,917)       117,392    (1,469,623)       252,892
                                                                              ---------      ---------   -----------      ---------
          Operating loss                                                       (238,540)      (109,130)   (1,447,935)      (237,125)
Other income (expense):
     Interest income (expense), net                                               1,061         14,564        10,661         31,540
     Equity in losses of investments                                            (16,762)       (17,572)      (48,285)       (31,400)
     Investment gains (losses) including impairments, net                       (45,661)            --      (141,553)            --
     Minority interest                                                           47,394          4,303        55,541          5,965
                                                                              ---------      ---------   -----------      ---------
       Loss before income taxes, extraordinary item and cumulative effect
       of change in accounting principle                                       (252,508)      (107,835)   (1,571,571)      (231,020)
Income tax benefit                                                                9,129            574        10,003            574
                                                                              ---------      ---------   -----------      ---------
Loss before extraordinary item and cumulative effect
  of change in accounting principle                                            (243,379)      (107,261)  (1,561,568)      (230,446)
Extraordinary item relating to early extinguishment of debt                          --             --         7,684             --
                                                                              ---------      ---------   -----------      ---------
Loss before cumulative effect of change in accounting principle               $(243,379)     $(107,261)  $(1,553,884)     $(230,446)
Cumulative effect of change in accounting principle relating to
   adoption of SFAS 133, Accounting for Derivatives                                  --             --         6,564             --
                                                                              ---------      ---------   -----------      ---------
  Net loss                                                                    $(243,379)     $(107,261)  $(1,547,320)     $(230,446)
                                                                              =========      =========   ===========      =========
Other comprehensive loss:
   Unrealized holding gain (loss) on investments available
       for sale                                                                  18,015        (53,034)       (2,151)         5,842
   Foreign currency translation adjustment                                         (133)            --          (710)            --
                                                                              ---------      ---------   -----------      ---------
Comprehensive loss                                                            $(225,497)     $(160,295)  $(1,550,181)     $(224,604)
                                                                              =========      =========   ===========      =========
Loss per share - basic and diluted - before extraordinary item and
   cumulative effect of change in accounting principle                        $   (5.98)     $   (2.80)  $    (38.50)     $   (6.53)
Extraordinary item relating to early extinguishment of debt                   $      --      $      --   $      0.19      $      --
Cumulative effect of change in accounting principle related to
    adoption of SFAS 133, Accounting for Derivatives                          $      --      $      --   $      0.16      $      --
                                                                              ---------      ---------   -----------      ---------
Net loss per share-basic and diluted                                          $   (5.98)     $   (2.80)  $    (38.15)     $   (6.53)
                                                                              =========      =========   ===========      =========
    Weighted average shares outstanding--basic and
        diluted                                                                  40,694         38,343        40,561         35,308
                                                                              =========      =========   ===========      =========



     See accompanying notes to condensed consolidated financial statements.

                              AETHER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                           2001             2000
                                                                       -----------      -----------
Cash flows from operating activities:
  Net loss                                                             $(1,547,320)     $  (230,446)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization                                          153,312          156,756
    Provision for doubtful accounts                                          8,533               --
    Provision for inventory obsolescence                                    14,371               --
    Equity in losses of investments                                         48,285           31,400
    Option and warrant expense                                              12,450           10,070
    Minority interest                                                      (55,541)          (5,965)
    Income tax benefit                                                     (10,003)            (609)
    In process research and development related to
      acquisitions                                                              --            6,060
    Restructuring charge                                                    34,089               --
    Extraordinary item                                                      (7,684)              --
    Cumulative effect of change in accounting principle                     (6,564)              --
    Impairment charges related to goodwill from acquisitions             1,090,781               --
    Realized loss on long-term investments, including
      impairments                                                          141,553               --
    Changes in assets and liabilities, net of acquired
      assets and liabilities:
     Increase in trade accounts receivable                                  (5,603)          (8,218)
     Increase in inventory                                                 (21,830)          (4,099)
    (Increase) decrease in prepaid expenses and other assets                   312          (13,286)
     Increase (decrease) in accounts payable                                (5,596)           2,499
     Increase in accrued expenses, accrued
       employee compensation and benefits, and interest payable              7,606           25,366
     Increase in deferred revenue and other long term liabilities           10,523            3,167
                                                                       -----------      -----------
       Net cash used by operating activities                              (138,326)         (27,305)
                                                                       -----------      -----------
Cash flows from investing activities:
  Sales and maturities of investments                                        7,864            6,755
  Purchases of short-term investments                                       (3,411)          (4,858)
  Purchases of property and equipment                                      (34,954)         (30,234)
  Cost of investments                                                      (36,973)        (114,000)
  Costs of acquisitions, net of cash acquired                              (42,116)        (252,797)
  Increase in restricted cash                                                   --            5,803
  Increase in other intangible assets                                          311               --
  Increase in other assets                                                  (3,017)              --
                                                                       -----------      -----------
    Net cash used in investing activities                                 (112,296)        (389,331)
                                                                       -----------      -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                        --        1,057,065
  Proceeds from issuance of convertible debt                                    --          300,564
  Repayment of notes payable including buyback of convertible debt         (31,142)              --
  Borrowings under notes payable                                                --               --
  Decrease in restricted cash                                                  315               --
  Exercise of options and warrants                                           1,518            2,446
  Contributions from a minority shareholder of a subsidiary                  5,160           20,818
                                                                       -----------      -----------
    Net cash provided by (used in) financing activities                    (24,149)       1,380,893
                                                                       -----------      -----------
    Net increase (decrease) in cash and cash equivalents                  (274,771)         964,257
Cash and cash equivalents, at beginning of period                          856,391           78,542
                                                                       -----------      -----------
--Cash and cash equivalents, at end of period                          $   581,620      $ 1,042,799
                                                                       ===========      ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                               $    18,030      $     9,315
                                                                       ===========      ===========

Supplemental disclosure of non-cash investing and financing activities:

For the nine months ended September 30, 2001 and 2000, the Company incurred an unrealized net holding gain (loss) associated with its investments available for sale totaling ($2.2) million and $5.8 million, respectively. These amounts have been reported as changes in stockholders' equity.

For the nine months ended September 30, 2001 and 2000, the Company recorded additions to stockholders equity of $6.1 million and $73.3 million, respectively, from the issuance of stock by

Omnisky Inc. to third parties at per share amounts in excess of the book value per share of the Company's investment in Omnisky Inc.

In January 2000, approximately $600,000 of trade receivables owed to the Company by OmniSky, Inc. were offset by the Company's additional investment made in OmniSky, Inc.

In March 2000, the Company acquired Riverbed Technologies, Inc. for 4,537,281 shares of the Company's common stock and converted existing options held by Riverbed employees into options to acquire 862,480 shares of the Company's common stock. The value of the common stock and replacement options of $1.136 billion was allocated to the fair value of the assets purchased and liabilities assumed with a corresponding increase in stockholders' equity.

In connection with the acquisition of IFX and the formation of Sila, the Company established a deferred tax liability of $11.2 million. Such amount was offset by an equal increase in goodwill.

In September of 2000, the Company acquired Cerulean for 462,412 shares of the Company's common stock and converted existing options held by Cerulean employees into options to acquire 94,275 shares of the Company's common stock plus $75.0 million in cash. The value of the common stock and vested replacement options of $69.9 million was allocated to the fair value of the assets purchased and the liabilities assumed with a corresponding increase in stockholders' equity.

In connection with the acquisitions of Cerulean and Sinope, the Company had accrued $47.3 million as of September 30, 2000 for purchase price and acquisition costs. Such amount has been allocated to the fair value of the assets purchased and the liabilities assumed.


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

      In 1998 and 1999, the Company continued to develop financial information services--as well as financial transaction services--internally and through the acquisition of Mobeo, Inc. ("Mobeo"). In 1999, the Company also completed its initial public offering and began to expand its service offerings to areas other than financial information and transactions.

      In 2000, the Company continued its expansion into other vertical markets through several acquisitions and through organic growth. Also in 2000, the Company moved into the European marketplace with the acquisition of IFX Group Plc ("IFX") and the related formation of Sila Communications Limited ("Sila"). During the current year, the Company has focused on the integration of it's acquisitions and the creation and deployment of Aether Fusion(TM), a comprehensive wireless technology foundation designed to provide customers and partners with a single-source solution for accessing essential data and applications wirelessly.

      Recently the Company entered into a strategic alliance with AOL Time Warner whereby Aether Fusion(TM) technology would extend AOL's Netbusiness, email and instant messaging to wireless platforms for small and medium enterprises.

      BASIS OF PRESENTATION

      The condensed consolidated financial statements include the accounts of Aether Systems, Inc. and its subsidiaries. The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of operations and other comprehensive loss for the three and nine months ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report for the year ended December 31, 2000 on Form 10-K.

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

      Device sales are derived from the sales of wireless handheld devices at or near our cost. Revenues on these device sales are either recognized upon shipment of the devices or recognized over the expected life of the customer relationship in accordance with SAB 101.

(b) Cost of Revenues

      Cost of subscriber revenue consists primarily of airtime costs, financial data costs, and securities and market exchange fees. Cost of subscriber revenue excludes depreciation related to the Company's network operations centers and certain customer fulfillment costs. Cost of engineering services revenue consists of cash compensation and related costs for engineering personnel and materials. The cost of software license revenue consists primarily of third party royalties. The cost of maintenance, consulting and support revenue consists primarily of personnel-related costs. Cost of device sales consists of the cost of the hardware from the manufacturer or wholesaler. The cost of wireless handheld devices is recognized on delivery when sold or amortized over the expected life of the customer relationship. The cost of device sales also includes charges for inventory obsolesence.

(c) Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and notes payable (excluding the convertible subordinated notes), approximate their fair values due to the relatively short duration of the instruments.

      The fair value of the convertible subordinated notes at September 30, 2001 was $171.5 million based on their quoted market price.

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

      Trade accounts receivable subject the Company to the potential for credit risk. The Company extends credit to customers on an unsecured basis in the normal course of business. Some of these customers have a limited operating history and have reported significant losses since inception. They are subject to many of the same risks and uncertainties as the Company, including rapid changes in technology, no established markets for their products, and intense competition, among others. In addition, some of these companies will require significant infusions of capital to continue operations. The availability of such capital has been curtailed and some of these companies may not be able to raise sufficient funds to continue to operate, which could limit the Company's ability to generate further revenues from these companies as well as to collect the outstanding receivables.

      The Company's policy is to perform an analysis of the recoverability of its trade accounts receivable at the end of each reporting period and to establish allowances for those accounts considered uncollectible. If market conditions for these companies continue to deteriorate, the Company may be required to record additional allowances for doubtful accounts in the future.

(e) Inventory

      Inventory, net of allowance for obsolete and slow-moving inventory, consists of finished goods such as handheld and laptop computers, pagers, wireless modems, and accessories and is stated at the lower of cost or market. Cost is determined using a standard costing method, which approximates the first-in, first-out method. The Company's inventory is subject to rapid technological changes that could have an adverse impact on its realization in future periods. In addition, there are a limited number of suppliers of the Company inventory. During the three and nine month periods ended September 30, 2001, the Company recorded an inventory reserve of approximately $12.5 and $14.4 million, respectively, due to obsolescence and excess inventory.

(f) Investments

      The Company accounts for those investments in which the Company exercises significant influence or has an ownership interest greater than twenty percent under the equity method. For equity method investments, the Company records its proportionate share of the investee's net income or loss. Generally, the Company accounts for its investments in which the Company has an ownership interest of less than twenty percent under the cost method for its private investments.

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

(h) Restructuring Charges

      The Company records charges for costs associated with a restructuring plan only when the exit plan is committed to by the Company, the costs associated with the plan are incremental to other costs incurred by the Company in the conduct of its activities prior to the commitment date and will be incurred as a direct result of the exit plan, the costs associated with the plan represent amounts to be incurred by the enterprise under a contractual obligation that existed prior to the commitment date and will either continue after the exit plan is completed with no economic benefit to the Company or be a penalty incurred by the Company to cancel the contractual obligation, and the cost of the component of the plan being accrued for can be reasonably estimated.

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

(j) Recent Accounting Pronouncements

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS), Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended by SFAS 137 and further amended by SFAS 138, established accounting and reporting standards for derivative financial instruments and associated hedging activities as well as hedging activities in general. The adoption of SFAS 133, as amended, created a benefit of $6.6 million on the adoption date of January 1, 2001, as reflected in the condensed consolidated statement of operations. The benefit was derived from the valuation, as of January 1, 2001, of certain warrants to purchase stock of two of our investee companies. The warrants include net settlement provisions and are, therefore, considered derivatives. These warrants are revalued at the end of each quarter, which caused reductions of approximately $406,000 and $6.4 million in the investment balance which is included in realized loss on investment in the condensed consolidated statement of operations for the three and nine months ended September 30, 2001, respectively.

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

      In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it's assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

      As of the date of adoption, the Company expects to have unamortized identifiable intangible assets in the amount of approximately $79.7 million which will be subject to the transition provisions of SFAS 141 and 142. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion
No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairments losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

(3) ACQUISITIONS

      The Company has made the following acquisitions:

                                                                                      PURCHASE PRICE
                                                     -----------------------------------------------------------------------------
                                                         CASH
                                                       INCLUDING
                                                        RELATED
          NAME                  ACQUISITION DATE        EXPENSES                             EQUITY ISSUED
-----------------------------  ------------------    -------------    ------------------------------------------------------------
Mobeo, Inc.                    August 19, 1999       $11.5 million    $        374,000    consisting of 46,105 options
LocusOne Communications, Inc.  February 3, 2000      $40.2 million                        --
Riverbed Technologies, Inc.    March 6, 2000         $16.9 million    $ 1.136 billion,    consisting of 4,537,281 shares of common
                                                                                          stock and 862,480 options
IFX Group Plc                  April 6, 2000         $85.0 million                        --
NetSearch, LLC                 April 20, 2000        $35.4 million                        --
Cerulean Technology, Inc.      September 14, 2000    $79.8 million    $   69.9 million    consisting of 462,412 shares of common
                                                                                          stock and 94,952 options
SunPro, Inc.                   September 18, 2000    $10.8 million                        --
Sinope, Inc.                   September 25, 2000    $2.8 million                         --
Portion of Motient Corp.       November 30, 2000     $49.2 million                        --
RTS Wireless, Inc.             December 20, 2000     $34.2 million    $   78.0 million    consisting of 1,259,752 shares of common
                                                     ---------------------------------    stock and 90,248 options
Total                                                $365.8 million   $  1.284 billion    consisting of 6,259,445 shares of common
                                                     =================================    stock and 1,093,785 options.

The following summary, prepared on a pro forma basis, presents the results of the Company's operations (unaudited) as if all of the acquisitions occurring after January 1, 2000 had been completed as of January 1, 2000:

                                                                         (UNAUDITED)
                                                     ---------------------------------------------------
                                                                      NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 2000
                                                     ---------------------------------------------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue                                                                 $70,981
Net loss                                                              $(364,471)
Net loss per share -- basic and diluted                               $(9.67)

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

      A number of factors indicated that impairments may have occurred in the three months ended March 31, 2001. Consideration for some of the Company's acquisitions was partially or fully funded through the issuance of shares of the Company's common stock at a time when its stock price was at historically high prices. The Company's stock price ranged from $40.81 to $266.00 at the time of these acquisitions. At March 31, 2001, the Company's stock price was $13.00. Most of the companies that the Company acquired or invested in were start-up or newly formed entities. Most of these companies were privately-held and their fair values are highly subjective and not readily determinable. At the time of these acquisitions and investments, market valuations and the availability of capital for such companies were at historically high levels. From the end of 2000 through March 31, 2001, stock prices and market valuations in the Company's industry and similar industries fell substantially in response to a variety of factors, including a general downturn in the economy, a curtailment in the availability of capital and a general reduction in technology expenditures.


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

      At June 30, 2001, the Company performed a review of each of its acquisitions similar to the review performed at March 31, 2001. The results of its review indicated that of the aggregate carrying value of goodwill and certain other intangible assets related to our acquisitions, the value of the work force-in-place resulting from certain acquisitions had become further impaired in the quarter ended June 30, 2001. Accordingly, the Company reduced the carrying value of this asset by $2.2 million.

     At September 30, 2001 the Company again performed a review of each of its acquisitions similar to the review performed at March 31, 2001 and June 30, 2001. The results of its review indicated that several intangible assets had become impaired in the quarter ended September 30, 2001. Accordingly, the Company reduced the carrying value of these assets by $129.2 million, most of which related to certain intangible assets obtained in connection with our acquisition of IFX and the subsequent formation of Sila. As a result, as of September 30, 2001, the adjusted book value of goodwill and other intangibles was approximately $270.0 million.

      Because the conditions underlying the factors the Company uses to evaluate its acquisitions change from time to time, the Company could determine that it is necessary to take additional material impairment charges in future periods.

(4) INVESTMENTS

(a) Investments Under the Equity Method of Accounting

      The Company has six investments that are recorded using the equity method of accounting: Omnisky (22.6% interest as of September 30, 2001), Inciscent (27.5% interest as of September 30, 2001), VeriStar (25.3% interest as of September 30, 2001), MindSurf (49.8% interest as of September 30, 2001), Spring Wireless (28.6% interest as of September 30, 2001) and Mobiya (40.0% interest as of September 30, 2001). The Company recorded approximately $16.8 million and $48.3 million in expenses for the three and nine months ended September 30, 2001, respectively, to reflect its proportionate share of the losses in these companies based upon preliminary unaudited financial information. The Company recorded approximately $17.6 million and $31.4 million in expenses for the three and nine month periods ended September 30, 2000, respectively, to reflect its proportionate share of the losses in these companies based on unaudited financial information. At September 30, 2001, the carrying value of these investments was $15.7 million, net of proportionate share of losses and impairment charges. For the three and nine months ended September 30, 2001, the Company generated $0.8 and $7.0 million in revenue, respectively, from products or services provided to these companies. For the three and nine month periods ended September 30, 2000, the Company generated $3.0 million and $5.3 million in revenue, respectively, from products or services provided to these companies. In addition, the Company had $0.5 million and approximately $2.7 million in accounts receivable at September 30, 2001 and December 31, 2000, respectively, due from these companies.

      On June 5, 2001 the Company entered into a forward purchase contract with Credit Suisse First Boston (CSFB) which provides for the Company to deliver no more than 2,439,100 shares of Omnisky stock to CSFB on June 5, 2002. In return CSFB has paid the Company $5.2 million in the second quarter of 2001 which has been recorded as a note payable in the accompanying balance sheet as of September 30, 2001. The Company has recorded a gain on the forward purchase contract of $4.8 million during the three months ended September 30, 2001 due to the decline in the fair value of OmniSky stock.

(b) Other Investments

      The Company has investments in five publicly traded companies.

      Prior to September 20, 2001, the Company had an interest in Data Critical Corp. ("Data Critical"). Effective September 20, 2001 Data Critical was sold to General Electric. The Company received proceeds of $4.6 million from the sale and realized a gain on the sale totaling $2.8 million.

      The Company also has investments in eleven private companies. The Company accounts for these investments at cost unless circumstances indicate the carrying amount of the investment may not be recoverable, at which time the carrying value of the investment is adjusted to fair value.

      Prior to August 28, 2001, the Company had an interest in Strategy.com, Inc. ("Straegy.com"). Effective August 28, 2001 Strategy.com was sold to MicroStrategy Incorporated. In return for its interest in Strategy.com, the Company received 500,000 shares of MicroStrategy. The Company recorded a realized loss of $8.8 million as a result of this transaction.

      For the three and nine months ended September 30, 2001, the Company generated approximately $78,000 and $1.3 million, respectively in revenue from products or services provided to these investees. In addition, the Company has approximately $79,000 in accounts receivable, net of reserves, at September 30, 2001 due from these investees.

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

      At September 30, 2001, the Company performed a review of each of its available-for-sale investments in public companies. Based on this review, the Company determined that adjustments to its available-for-sale investments of $28.0 million were required as a result of declines that the Company deemed to be other than temporary.

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

- Changes in market value since the date of investment relative to the following:

            -     the Company's stock price;

            -     comparable companies;

            -     the NASDAQ composite index

            - a composite of companies that operate with in the Company's industry; and

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

      At June 30, 2001, the Company performed a review of its investments in non-public companies similar to the review performed at March 31, 2001. As a result of the review, the Company reduced the carrying value of one of its investments by $1.1 million.

      At September 30, 2001 the Company performed a review of its investment in non-public companies similar to the review performed at March 31, 2001. As a result of the review, the Company reduced the carrying value of its investments by $16.1 million.

      Because the conditions underlying the factors the Company uses to evaluate its investments change from time to time, the Company could determine that it is necessary to take additional material impairment charges in future periods.

(5) RESTRUCTURING CHARGES

 (a) During the second quarter, Aether implemented an expense reduction plan as part of its integration strategy focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses. These efforts have resulted in the consolidation of excess facilities and elimination of redundant positions from acquired companies. As a result of this restructuring plan, the Company recorded a charge to earnings in the second quarter of $15.9 million. The charge related mainly to a workforce reduction of over 250 positions and the closing of six facilities. Employee separation benefits of $4.9 million under the restructuring plan include severance, medical, and other benefits. Facility closure costs of $11.0 million include expected losses on subleases, brokerage commissions, asset impairment charges, and other costs. As of June 30, 2001, the accrued liability related to the restructuring had been reduced to $13.7 million as a result of payments of approximately $2.2 million during the second quarter.

 (b) During the third quarter, Aether continued its expense reduction plan as part of its integration strategy focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses. These efforts have resulted in the further consolidation of excess facilities and elimination of positions. As a result of this restructuring plan, the Company recorded a charge to earnings in the third quarter of $18.2 million (net of adjustments of approximately $367,000). The charge related mainly to a workforce reduction of over 230 positions and the closing or consolidation of six facilities. Employee separation benefits of $4.1 million under the restructuring plan include severance, medical, and other benefits. Facility closure and other costs of $14.5 million include expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.

A rollforward of the restructuring accrual is as follows:

                                           Beginning                                                                 Ending
                                            Accrual           Additional          Cash                               Accrual
                                         June 30, 2001         Accrual          Payments      Adjustments      September 30, 2001
                                       ----------------    ---------------   -------------   --------------   ---------------------
Employee Separation Benefits            $       4,268              4,070      $    (3,463)     $      (147)      $          4,728
Facility Closure Costs & Other                  9,394             14,528           (1,550)            (220)      $         22,152
                                       ----------------    ---------------   -------------   --------------   ---------------------
                                               13,662             18,598      $    (5,013)     $      (367)      $         26,880



 (6) STOCK OPTIONS AND WARRANTS

(a) Options

      In January 2001, the Company's employees were given the right to exchange existing options for shares of restricted stock. 567 employees agreed to have their options canceled in exchange for approximately 756,000 shares of restricted stock. The Company expects to record $26.6 million of expense over the next four years associated with the issuance of the restricted stock. The Company recorded approximately $1.6 million and $3.3 million of expense associated with the issuance of the restricted stock for the three and nine months ended September 30, 2001, respectively.

(b) 3COM Warrants

      In connection with the sale of an equity interest in the Company to 3Com, the Company granted a conditional warrant to 3Com to purchase 893,665 shares at an exercise price of $0.01 per share. On September 23, 2001, 3Com exercised 143,665 warrants which had vested during 1999. 3Com vests in the remainder of the warrants upon performance of certain services and achievement of specific criteria. As of September 30, 2001, warrants to purchase 750,000 shares had not been earned by 3Com. On October 29, 2001, the exercise term elapsed without 3Com having attained the aforementioned milestones, accordingly, no expense relating to the remaining warrants has been recorded, or will ever be recorded.

1. Class Action Complaint for Violations of Federal Securities Laws, Jury Trial Demanded, Civil Action No. 01 CV-7712, filed August 17, 2001. In the United States District Court for the Southern District of New York, George Murphy v. Aether Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Inc., FleetBoston Robertson Stephens, Inc., Credit Suisse First Boston Corp., US Bancorp Piper Jaffray Inc., Bank of America Securities LLC, Morgan Stanley & Co. Inc., and inds., defendants.

2. Class Action Complaint for Violations of Federal Securities Laws, Jury Trial Demanded, Civil Action No. 01 CV-7634, filed August 16, 2001. In the United States District Court for the Southern District of New York, Jerry Krim v. Aether Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Inc., BancBoston Robertson Stephens Inc., Donaldson Lufkin & Jenrette Securities Corp., US Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc., Friedman, Billing, Ramsey & Co. Inc., and inds., defendants. NOTE: THIS CASE HAS BEEN CONSOLIDATED WITH CV-5570 AND CLOSED ON SEPTEMBER 4, 2001.


(7) COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

Legal Proceedings

      Aether and certain of its officers and directors are among the defendants named in eight purported class action lawsuits. These actions were filed on behalf of persons and entities who acquired Aether's common stock after its initial public offering in October 21, 1999. The suits seek damages on account of alleged violations of securities laws. Among other things, the complaints claim that prospectuses, dated October 21, 1999 and September 27, 2000 and issued by Aether in connection with the public offerings of its common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws because the prospectuses allegedly failed to disclose that the offerings' underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers which were designed to maintain, distort and/or inflate the market price of Aether's common stock in the aftermarket. The actions seek unspecified monetary damages and rescission. The Company believes the claims are without merit and plans to vigorously contest these actions. Two of the eight actions were filed since the 10-Q for the period ended June 30, 2001.

1. Class Action Complaint for Violations of Federal Securities Laws, Jury Trial Demanded, Civil Action No. 01 CV-7712, filed August 17, 2001. In the United States District Court for the Southern District of New York, George Murphy v. Aether Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Inc., FleetBoston Robertson Stephens, Inc., Credit Suisse First Boston Corp., US Bancorp Piper Jaffray Inc., Bank of America Securities LLC, Morgan Stanley & Co. Inc., and inds., defendants.

2. Class Action Complaint for Violations of Federal Securities Laws, Jury Trial Demanded, Civil Action No. 01 CV-7634, filed August 16, 2001. In the United States District Court for the Southern District of New York, Jerry Krim v. Aether Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Inc., BancBoston Robertson Stephens Inc., Donaldson Lufkin & Jenrette Securities Corp., US Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc., Friedman, Billing, Ramsey & Co. Inc., and inds., defendants. NOTE: THIS CASE HAS BEEN CONSOLIDATED WITH CV-5570 AND CLOSED ON SEPTEMBER 4, 2001.

      The Company is also a party to other legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, management believes that liabilities arising from these matters will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

Purchase Commitments

      a) On April 11, 2000, the Company entered into a marketing agreement with Research in Motion Limited (RIM). This agreement includes joint commitments between Aether and RIM concerning sales and marketing and development efforts and allows Aether to license the Blackberry wireless messaging software for use in the Aether network operating center. The agreement includes a commitment to purchase up to 140,000 RIM handheld devices over the following three years. The total commitment is dependent upon certain conditions being met by RIM over the period of the agreement. As of September 30, 2001, the Company has met its obligation for purchases over the next three quarters.

      b) The Company is committed to take delivery of 10,420 Novatel wireless modems. 5,420 of these modems have already been paid for.


      c) In connection with the acquisition of Motient's retail transportation segment, the Company signed airtime purchase commitments with Motient in the amount of $15 million over three years.

Acquisitions and Investments

The Company is committed to make the following payments during the remainder of 2001 relating to its acquisitions and investments:


      (a) Motient--In connection with the acquisition of Motient's retail transportation business, the Company is committed to pay up to an additional $22.5 million if certain revenue and other incentive targets are met in 2001. As of September 30, 2001, these targets have not been met, and as such the Company has not made any payments pursuant to this commitment.

      (b) Sila Communications--The Company has committed to provide additional funding of up to $3.4 million in 2001 to its majority-owned subsidiary, Sila Communications, Limited.

      (c) In July 2001, the Company entered into a joint venture, which would commit the Company to $20 million in funding, assuming the joint venture meets certain operational milestones. As of September 30, 2001, the Company funded approximately $5 million of these commitments. For the three and nine months ended September 30, 2001, the Company recorded revenue of approximately $49,000 and $1.4 million, respectively, from the sale of products and services to the joint venture partner and held a receivable of approximately $1.2 million as of September 30, 2001. As of the date of this filing, none of the operational milestones had been met.

Subsequent Events

Subsequent to September 30, 2001, the Company and America Online, Inc. entered into a strategic alliance to develop and market wireless solutions to small and medium sized businesses. Aether Fusion technology will extend AOL's Netbusiness email and instant messaging to wireless platforms for the small and medium enterprise. Aether will promote these new products, as well as Aether's current and future wireless data products and services, across the family of America Online interactive brands as well as AOL Time Warner's broad range of media properties. In addition, America Online will make a minority investment in Aether Systems.

(8) SEGMENT INFORMATION

      The Company's operating segments include Vertical Markets, European Operations and Corporate and Other. Each of these segments has distinct management teams. The Vertical Markets segment provides similar integrated wireless products and services to a variety of markets including but not limited to transportation, logistics, government, health care and financial services. Our European Operations segment consists of Sila, the Company's European joint venture with Reuters, which has the majority of its customers in the European financial services industry. Corporate and Other consists mainly of special programs revenue and cost of sales, SG&A expenses and corporate assets.

      During 2000 and again in 2001, the Company's reportable segments changed--and the Company expects them to continue to change--as its operating structure, business and the markets in which it operates evolve.

Segment detail is summarized as follows:


                              Vertical       European    Corporate and
                               Markets      Operations       other         Total

THREE MONTHS ENDED
SEPTEMBER 30, 2001
------------------
Revenue                       $   20,709     $  3,008    $    1,231      $   24,948
Gross Profit (loss)           $    8,436     $  1,713    $  (12,772)     $   (2,623)
Total Assets                  $  319,024     $ 35,415    $  704,994      $1,059,433

THREE MONTHS ENDED
SEPTEMBER 30, 2000
------------------
Revenue                       $   10,941     $  5,281    $        0      $   16,222
Gross Profit                  $    5,528     $  2,734    $        0      $    8,262
Total Assets                  $1,235,013     $183,645    $1,307,652      $2,727,310

NINE MONTHS ENDED
SEPTEMBER 30, 2001
------------------
Revenue                       $   74,222     $ 10,227    $    3,243      $   87,692
Gross Profit (loss)           $   32,570     $  4,214    $  (15,096)     $   21,688

NINE MONTHS ENDED
SEPTEMBER 30, 2000
------------------
Revenue                       $   23,760     $  8,618    $        0      $   32,378
Gross Profit                  $   11,433     $  4,334    $        0      $   15,767

The Company derives revenue primarily from the U.S. and Europe. Information regarding our revenues and long lived assets in different geographic regions is as follows (in thousands):


                                                          THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                            SEPTEMBER 30,                                SEPTEMBER 30
                                            -----------------------------------------         --------------------------------
                                                 2001                       2000                  2001                 2000
                                            -------------             ---------------         -----------          -----------
Revenue:
     U.S.                                   $      21,484             $        10,726         $    73,950          $    23,491

     Aggregate Foreign               3,464              5,496         13,742           8,887
                             -------------    ---------------    -----------     -----------
                             $      24,948    $        16,222    $    87,692     $    32,378
                             =============    ===============    ===========     ===========
Long-Lived Assets
     U.S.                    $     322,855    $     1,271,024
     Aggregate Foreign              14,008            162,526
                             -------------    ---------------
                             $     336,863    $     1,433,550
                             =============    ===============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following description of our financial condition and results of operations in conjunction with our Condensed Consolidated Financial Statements and Notes thereto and other financial data appearing elsewhere in this Form 10-Q.

      This report includes forward-looking statements that involve risks and uncertainties. When used herein, the words "anticipate," "believe," "estimate," "intend," "may," "will," and "expect" and similar expressions as they relate to Aether Systems, Inc. ("Aether" or "Company") or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations and Business." in the section entitled "Factors Affecting Operating Results" in Item 7 of our annual report on Form 10-K filed with the SEC on April 2, 2001 plus the effects of past or future terrorist attacks. Aether undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      From our inception until March 1997, we primarily provided wireless engineering services, including the development of wireless software applications for customers. In March 1997, we began offering services that provide the users of wireless handheld devices access to real-time financial information. During 1997, we made a strategic decision to focus a significant portion of our engineering resources on the development of these and other wireless data services and systems, including our Aether Intelligent Messaging(TM) (AIM) package of wireless messaging software and software development tools.

      In 1998 and 1999, we continued to develop financial information services--as well as financial transaction services--internally and through our acquisition of Mobeo, Inc. In 1999, we also completed our initial public offering and began to expand our service offerings to areas other than financial information and transactions.

      In 2000, the Company continued its expansion into other vertical markets through several acquisitions and through organic growth. Also in 2000, the Company moved into the European marketplace with the acquisition of IFX Group Plc ("IFX") and the related formation of Sila Communications Limited ("Sila"). During the current year, the Company has focused on the integration of its acquisitions and the creation and deployment of Aether Fusion(TM), a comprehensive wireless technology foundation designed to provide customers and partners with a single-source solution for accessing essential data and applications wirelessly.

      Recently the Company entered into a strategic alliance with AOL Time Warner whereby Aether Fusion(TM) technology would extend AOL's Netbusiness, email and instant messaging to wireless platforms for small and medium enterprises.

      The Company's current operating segments include Vertical Markets, European Operations and Corporate and Other. During 2000, and again in 2001, our reportable segments changed--and we expect them to continue to change--as our operating structure, business and the market in which we operate evolve. Each of our segments has distinct management teams.

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

      Our acquisitions increase our operating revenues and expenses from the date of acquisition. In the discussion of results below, we quantify the effects of acquisitions on our revenues and expenses. Acquisitions also increase depreciation and amortization significantly as we amortize the value of acquisition intangibles. Amortization related to acquisition intangibles was $26.8 million and $138.1 million for the three and nine months ended September 30, 2001, respectively, and $70.1 million and $152.8 million for the three and nine months ended September 30, 2000, respectively. The decrease in the third quarter 2001 compared to third quarter of 2000 was primarily due to the write-down of Riverbed goodwill at March 31, 2001. Finally, acquisitions affect non-cash compensation when we issue options to employees at the time of an acquisition.

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

Investments

      We have made investments through Aether Capital, L.L.C., our wholly-owned subsidiary, to promote the development of new technologies that are compatible with the services we offer or that we may wish to integrate into our services. These investments include:

      - In August 1999, we formed a new company called OpenSky, which was renamed OmniSky in October 1999. We have invested a total of $9.2 million in OmniSky. We formed OmniSky with 3Com to pursue opportunities in the emerging consumer and business mass markets for wireless e-mail, Internet access and other electronic transactions applications. As of September 30, 2001, we owned approximately 22.6% of OmniSky after completion of OmniSky's initial public offering. We account for our investment in OmniSky under the equity method of accounting.

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

      - In July 2000, we entered into an agreement with Sylvan to establish Mindsurf, a new company focused on educational services. We have committed to acquire a 47% interest in Mindsurf for $32.9 million in cash. Sylvan has also committed to acquire a 47% interest for $32.9 million in cash while the remaining 6% will be owned by other minority investors. As of September 30, 2001, we have funded $16.3 million of our commitment to Mindsurf. We can agree with Sylvan at any time to cease funding for Mindsurf. We account for our investment in Mindsurf under the equity method of accounting.

      Investments also include five publicly-traded companies. We account for these five investments at fair value based on quoted market prices. Net unrealized holding gains and losses on these available-for-sale securities are excluded from income and recorded as a separate component of stockholders' equity unless the decline is deemed to be other than temporary. Subsequent to our investment, the market values of these investments have decreased significantly. In some cases we have determined the decline in market value of our investments in publicly-traded companies to be other than temporary, and as such have recorded realized losses on these investments, which are included in net income.

      Investments also include eleven private companies. The Company accounts for these investments at cost unless circumstances indicate the carrying amount of the investment may not be recoverable, at which time the carrying value of the investment is adjusted to fair value.

IMPAIRMENT CHARGES

      From 1999 through September 30, 2001, the Company recorded approximately $1.7 billion in goodwill and other intangibles related to its acquisitions. In addition, the Company has made investments in other businesses totaling approximately $192.9 million during this period. The Company's management performs an on-going analysis of the recoverability of its goodwill and other intangibles and the value of its investments in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of. Based on quantitative and qualitative measures, the Company assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. The impairment conditions evaluated by management may change from period to period, given that the Company operates in a volatile business environment.

      A number of factors indicated that impairments may have occured in the period ended March 31, 2001. Consideration for some of the Company's acquisitions was partially or fully funded through the issuance of shares of the Company's common stock at a time when its stock price was at historically high prices. The Company's stock price ranged from $40.81 to $266.00 at the time of these acquisitions. At March 31, 2001, the Company's stock price was $13.00. Most of the companies the Company acquired or invested in are start-up or newly formed entities. Most of these companies were privately-held and their fair values are highly subjective and not readily determinable. At the time of these acquisitions and investments, market valuations and the availability of capital for such companies was at historically high levels. Between the end of 2000 and March 31, 2001, stock prices and market valuations in the

Company's industry and similar industries had fallen substantially in response to a variety of factors, including a general downturn in the economy, a curtailment in the availability of capital and a general reduction in technology expenditures.

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

      At June 30, 2001, we performed a review of each of our acquisitions similar to the review performed at March 31, 2001. The results of our review indicated that of the aggregate carrying value of goodwill and certain other intangible assets related to our acquisitions, only the value of the work-force-in-place resulting from certain acquisitions had become further impaired in the quarter ended June 30, 2001. Accordingly, the Company reduced the carrying value of this asset by $2.2 million.

      At September 30, 2001 the Company again performed a review of each of its acquisitions similar to the review performed at March 31, 2001 and June 30, 2001. The results of its review indicated that several intangible assets had become impaired or further impaired in the quarter ended September 30, 2001. Accordingly, the Company reduced the carrying value of these assets by $129.2 million, most of which related to certain intangible assets obtained in connection with our acquisition of IFX and the subsequent formation of Sila. As a result, as of September 30, 2001, the adjusted book value of goodwill and other intangibles was approximately $270.0 million.

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

At September 30, 2001, the Company performed a review of each of its available-for-sale investments in public companies. Based on this review, the Company determined that adjustments to its available-for-sale investments of $28.0 million were required as a result of declines that the Company deemed to be other than temporary.

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

      At September 30, 2001 the Company performed a review of our investment in non-public companies similar to the review performed at March 31, 2001. As a result of the review, we reduced the carrying value of our investments by $16.1 million.

      Because the conditions underlying the factors the Company uses to evaluate its acquisitions and investments changes from time to time, the Company could determine that it is necessary to take additional material impairment charges in future periods.

OPERATING REVENUES AND EXPENSES

We describe below the components of our operating revenues and expenses.

Subscriber revenue and expenses

We derive recurring revenue from subscribers in the Vertical Markets and European Operations segments.

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

Software and related services revenue and expenses

      We derive revenue from the licensing of software products, including the AIM platform, the ScoutWare software suite, the e-Mobile software suite, the PacketCluster software suite, the FireRMS software suite and the Advantage software suite. In future quarters we expect to generate revenue from the licensing of our new software foundation Aether Fusion(TM). Cost of software and related services revenue consists of costs of licensing, including royalty payments and personnel costs.

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

Impairment of intangibles

      Impairment of intangibles expense consists of the amount of goodwill and other intangibles, written down in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of. The impaired goodwill related to our acquisitions of Riverbed Technologies, Inc., LocusOne Communications, Inc., NetSearch, Inc. Cerulean Technology, Inc. SunPro, Inc., IFX and the related formation of Sila and RTS Wireless, Inc.

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

Equity in losses of investments

      Equity in losses of investments consists of our proportionate share of the net losses of OmniSky, Inciscent, MindSurf, VeriStar Corporation, Mobiya, and Spring Wireless, which are recorded under the equity method of accounting.

Minority interest

      Minority interest consists wholly of Reuters' ownership interest in Sila.

Investment gains (losses), including impairments, net.

      Investment gains (losses), including impairments, net, consists of the loss taken on investments where the decline in market value was deemed to be other than temporary. Investment losses also include amounts related to the decline in the fair value of derivative instruments, offset by gains on the sales of investments.

Income tax benefit

Income tax benefit consists of a foreign deferred tax benefit associated with the losses generated by Sila.

Cumulative effect of change in accounting principle

      Cumulative effect of change in accounting principle consists entirely of the cumulative benefit of the implementation of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Extraordinary Item

      The extraordinary item consists entirely of the gain realized from the early extinguishment of $20.0 million in convertible subordinated notes payable.

COMPARISON OF RESULTS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
2000

      Subscriber revenue. Subscriber revenue increased to $11.2 million for the three months ended September 30, 2001 from $7.6 million for the three months ended September 30, 2000, while subscribers increased to 60,033 at September 30, 2001 from 22,919 at September 30, 2000. The increase between periods was primarily due to $2.6 million in sales of our Mobile Max product line and about $1.0 million increase in sales to our financial services customers. Subscriber revenue increased to $33.0 million for the nine months ended September 30, 2001 from $16.5 million for the nine months ended September 30, 2000. The increase between periods was due to $7.9 million in sales of our Mobile Max product line and a $2.1 million increase in sales to our financial services customers. The remaining increase was primarily due to the revenue resulting from the increased number of subscribers offerings to large enterprise customers. The Mobile Max product line was obtained in connection with an acquisition made after September 30 of last year.

      Cost of subscriber revenue. Cost of subscriber revenue increased to $6.8 million for the three months ended September 30, 2001 from $3.2 million for the three months ended September 30, 2000. We generally expect the cost of subscriber revenue to increase proportionately with any increase in subscriber revenue. The increase between periods was due to costs of sales of our Mobile Max product line of $1.9 million and a increase of approximately $1.5 million in cost of sales to our financial services customers. The remaining increase was due to the cost of revenue resulting from the increased number of subscribers that signed on to our offerings to large enterprise customers. Cost of subscriber revenue increased to $19.7 million for the nine months ended September 30, 2001 from $7.4 million for the nine months ended September 30, 2000. The increase between periods was due to costs of sales of our Mobile Max product line of $5.5 million and an increase of approximately $2.2 million in cost of sales to our financial services customers. The remaining increase was primarily due to the cost of revenue resulting from the increased number of subscribers that signed on to our offerings to large enterprise customers.

      Engineering services revenue. Engineering services revenue decreased to $642,000 for three months ended September 30, 2001 from $2.5 million for the three months ended September 30, 2000. Engineering services revenue decreased as several large engineering projects were completed in early 2001. Engineering services revenue increased to $5.8 million for nine months ended September 30, 2001 from $5.6 million for the nine months ended September 30, 2000. Approximately $1.0 million of the change between periods was due to our engineering services contracts with Sun Microsystems, partially offset by the completion of several large projects in early 2001.

      Cost of engineering services revenue. Cost of engineering services revenue decreased to $314,000 for three months ended September 30, 2001 from $1.9 million for the three months ended September 30, 2000. This decrease was due primarily to the decrease in engineering services performed as discussed above. Cost of engineering services revenue decreased to $3.1 million for nine months ended September 30, 2001 from $3.5 million for the nine months ended September 30, 2000. This decrease was due primarily to the decrease in engineering services performed as discussed above.

      Software and related services revenue. Software and related services revenue was $8.2 million for the three months ended September 30, 2001 and $5.3 million for the three months ended September 30, 2000. The increase between periods was primarily due to sales of licenses of the PacketCluster software suite and the FireRMS suite which we obtained in conjunction with acquisitions ocurring in or after the three months ended September 30, 2001. Software and related services revenue was $29.9 million for the nine months ended September 30, 2001 and $8.7 million for the nine months ended September 30, 2000. The increase between years was primarily due to sales of licenses and services of the PacketCluster software suite, FireRMS software suite AIM and the ScoutWare software platform, all of which were obtained in conjunction with acquisitions occurring in 2000.

      Cost of software and related services revenue. Cost of software and related services revenue was $2.9 million for the three months ended September 30, 2001 and approximately $1.9 million for the three months ended September 30, 2000. Cost of software and related services revenue was $9.5 million for the nine months ended September 30, 2001 and $3.4 million for the nine months ended September 30, 2000. The increase between periods was due to the increase in software sales and services as discussed above.

      Device sales. Revenue from device sales was $4.9 million for the three months ended September 30, 2001 and approximately $886,000 for the three months ended September 30, 2000. Revenue from device sales was $19.0 million for the nine months ended September 30, 2001 and approximately $1.6 million for the nine months ended September 30, 2000. The increase in device sales between periods relates primarily to the increase of subscribers between periods and the sales of devices to resellers.

      Cost of device sales. Cost of device sales was $17.6 million for the three months ended September 30, 2001 and approximately $1.0 million for the three months ended September 30, 2000. Cost of device sales was $33.7 million for the nine months ended September 30, 2001 and $2.3 million for the nine months ended September 30, 2000. The increase in the cost of device sales between periods relates to the increase in device sales between periods. Included in our results are bulk sales of hardware at or below cost made primarily to reduce inventory. Additionally, the cost of device sales increased for the nine months ended September 30, 2001 due to an inventory write-down due to obsolesence and excess inventory of $1.9 million and $12.5 million taken in the first and third quarters of 2001, respectively.

      Research and development expenses. Research and development expenses, including in-process research and development related to acquisitions, increased to $16.2 million for the three months ended September 30, 2001 from $10.1 million for the three months ended September 30, 2000. The increase between periods was due to increased expenses of $3.7 million associated with acquisitions made late in the third quarter and in the fourth quarter of last year. The remaining increase was due to the hiring of additional engineers and consultants for increased research and development activities associated with the development of our software products, mobile computing platforms, including Aether Fusion (TM), and wireless data services. Research and development expenses, including in-process research and development related to acquisitions, increased to $52.0 million for the nine months ended September 30, 2001 from $18.0 million for the nine months ended September 30, 2000. The increase between periods was due to increased expenses of $17.8 million associated with acquisitions made late in the third quarter and in the fourth quarter of last year. The remaining increase was due to the hiring of additional engineers and consultants for increased research and development activities associated with the development of our software products, mobile computing platforms, including Aether Fusion (TM), and wireless data services. Research and development expenses have begun to decline as our restructuring plans have been executed. We anticipate additional declines in future periods as we continue to execute on our restructuring plans and cost saving initiatives.

      General and administrative expenses. General and administrative expenses increased to $22.0 million for the three months ended September 30, 2001 from $20.4 million for the three months ended September 30, 2000. The increase between periods was primarily due to additional personnel and consultants performing general corporate activities and due to increased general and administrative costs associated with our acquisitions since the prior year, partially offset by reductions in cost as we have implemented our restructuring plans. General and administrative expenses increased to $71.4 million for the nine months ended September 30, 2001 from $35.7 million for the nine months ended September 30, 2000. The increase between periods was primarily due to additional personnel and consultants performing general corporate activities, additional facilities and our acquisitions since the prior year. The increased scope of our business has required additional personnel and other expenses, such as consulting and facilities, in all areas including: customer service, network operations, project management, legal and accounting. General and administrative expenses have begun to decline as our restructuring plans have been executed. We anticipate additional declines in future periods as we continue to execute on our restructuring plans and cost saving initiatives.

      Selling and marketing expenses. Selling and marketing expenses increased to $14.8 million for the three months ended September 30, 2001 from $10.5 million for the three months ended September 30, 2000. The increase between periods was due primarily to expenses for the quarter of $4.7 million associated with acquisitions made late in the third quarter and in the fourth quarter of last year, partially offset by reduced spending for our branding and advertising campaign. Selling and marketing expenses increased to $55.5 million for the nine months ended September 30, 2001 from $32.3 million for the nine months ended September 30, 2000. The increase in 2001 was primarily due to expenses for the nine months of $18.7 million associated with acquisitions made late in the third quarter and in the fourth quarter of last year. The remaining increase between periods was due to the increased first quarter expenses for the Aether Fusion(TM) branding campaign. Selling and marketing expenses have begun to decline as our restructuring plans have been executed. We anticipate additional declines in future periods as we continue to execute on our restructuring plans and cost saving initiatives.

      Depreciation and amortization. Depreciation and amortization decreased to $32.1 million for the three months ended September 30, 2001 from $72.3 million for the three months ended September 30, 2000. Depreciation and amortization decreased to $153.3 million for the nine months ended September 30, 2001 from $156.8 million for the nine months ended September 30, 2000. This decrease was primarily a result of the impairment charge recorded in the first quarter of 2001 which significantly reduced the carrying value of the goodwill and other intangibles.

      Option and warrant expense. Option and warrant expense decreased to $3.5 million for the three months ended September 30, 2001 from $4.0 million for the three months ended September 30, 2000. Option and warrant expense increased to $12.5 million for the nine months ended September 30, 2001 from $10.1 million for the nine months ended September 30, 2000. The increase between the periods was due primarily to amortized option and warrant expense related to options with strike prices below market value on the date of grant, granted in conjunction with acquisitions made late in the third quarter and in the fourth quarter of last year, and the amortization of expense related to restricted stock granted in January 2001.

      Restructuring charge. During the second quarter, Aether implemented an expense reduction plan as part of its integration strategy focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses. These efforts have resulted in the consolidation of excess facilities and elimination of redundant positions from acquired companies. As a result of this restructuring plan, the Company recorded a charge to earnings in the second quarter of $15.9 million. The charge related mainly to a workforce reduction of over 250 positions and the closing of six facilities. Employee separation benefits of $4.9 million under the restructuring plan include severance, medical, and other benefits. Facility closure costs of $11.0 million include expected losses on subleases, brokerage commissions, asset impairment charges, and other costs including expected contract termination costs.

      During the third quarter, Aether continued its expense reduction plan as part of its integration strategy focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses. These efforts have resulted in the further consolidation of excess facilities and elimination of positions. As a result of this restructuring plan, the Company recorded a charge to earnings in the third quarter of $18.2 million (net of adjustments of approximately $367,000). The charge related mainly to a workforce reduction of over 230 positions and the closing or consolidation of six facilities. Employee separation benefits of $4.1 million under the restructuring plan include severance, medical, and other benefits. Facility closure costs and other costs of $14.5 million include expected losses on subleases, brokerage commissions, asset impairment charges, contract termination, and other costs.

      Interest income, net. Net interest income decreased to $1.1 million for the three months ended September 30, 2001 from $14.6 million for the three months ended September 30, 2000. Net interest income decreased to $10.7 million for the nine months ended September 30, 2001 from $31.5 million for the nine months ended September 30, 2000. The decrease between 2001 and 2000 was primarily due to a decrease in interest earned on cash and cash equivalents as our cash on hand decreased between periods related to investing and operating activities. The remaining decrease was due to the lowering of interest rates in 2001.

      Equity in losses of investments. Equity in losses of investments was $16.8 million for the three months ended September 30, 2001 and $17.6 million for the three months ended September 30, 2000. Equity in losses of investments was $48.3 million for the nine months ended September 30, 2001 and $31.4 million for the nine months ended September 30, 2000. The increase related to our proportionate share of losses from OmniSky, Inciscent, MindSurf, VeriStar, Spring Wireless, and Mobiya, which are all accounted for under the equity method of accounting. We expect to continue to record equity losses in investments as these companies continue to develop their operations.

      Investment gains (losses), including impairments, net. Investment gain (losses), including impairments, net was $45.7 million for the three months ended September 30, 2001. There was no such loss for the three months ended September 30, 2000. Investment loss, including impairments was $141.6 million for the nine months ended September 30, 2001. There was no such loss for the nine months ended September 30, 2000. The increase for the three and nine months ended September 30, 2001 was due primarily to the loss taken on investments where the decline in market value was deemed to be other than temporary. The Company also recorded a loss of approximately $406,000 and $6.4 million for the three and nine months ended September 30, 2001, respectively, relating to the decline in the fair value of derivative instruments, offset by gains on the sales of investments.

      Minority interest. Minority interest was $47.4 million for the three months ended September 30, 2001 and $4.3 million for the three months ended September 30, 2000. Minority interest was $55.5 million for the nine months ended September 30, 2001 and $6.0 million for the nine months ended September 30, 2000. Minority interest relates to Reuters' proportional share of losses in Sila, which was formed in May 2000 and is consolidated into our financial statements. We expect that Sila will continue to incur losses as it develops its operations.

      Income tax benefit. Income tax benefit was approximately $9.1 and $574,000 for the three months ended September 30, 2001 and 2000 and approximately $10.0 million and $574,000 for the nine months ended September 30, 2001 and 2000. This increase was due to a foreign deferred tax benefit associated with the losses generated by Sila, which was formed in May 2000.

Extraordinary Item. The extraordinary item consists entirely of the gain realized from the early extinguishment of $20.0 million in convertible subordinated notes payable.

      Cumulative effect of change in accounting principle. Cumulative effect of change in accounting principle was $0 for the three months ended September 30, 2001 and $6.6 million for the nine months ended September 30, 2001 and was due entirely to the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 provides that derivatives should be carried as an asset on the balance sheet at fair value, and that changes in fair value between periods should be included in net income. Our derivatives include warrants obtained in connections with several of our investments. Such warrants are considered derivatives as they include provisions which allow for net settlement.

SEGMENT RESULTS

                          Vertical        European     Corporate and
                           Markets       Operations         other          Total

THREE MONTHS ENDED
SEPTEMBER 30, 2001
------------------
Revenue                $    20,709     $     3,008     $     1,231      $    24,948
Gross Profit (loss)    $     8,436     $     1,713     $   (12,772)     $    (2,623)
Total Assets           $   319,024     $    35,415     $   704,994      $ 1,059,433

THREE MONTHS ENDED
SEPTEMBER 30, 2000
------------------
Revenue                $    10,941     $     5,281     $         0      $    16,222
Gross Profit           $     5,528     $     2,734     $         0      $     8,262
Total Assets           $ 1,235,013     $   183,645     $ 1,307,652      $ 2,727,310

NINE MONTHS ENDED
SEPTEMBER 30, 2001
------------------
Revenue                $    74,222     $    10,227     $     3,243      $    87,692
Gross Profit (loss)    $    32,570     $     4,214     $   (15,096)     $    21,688

NINE MONTHS ENDED
SEPTEMBER 30, 2000
------------------
Revenue                $    23,760     $     8,618     $         0      $    32,378
Gross Profit           $    11,433     $     4,334     $         0      $    15,767

The type of revenue we earn in each of our segments varies from segment to segment.

      Vertical markets. We operate in a wide variety of vertical markets. Our vertical markets segment can have subscriber revenue, engineering services revenue, device sales and software and related services revenue depending on the needs of the customer. Revenue in the vertical markets segment increased to $20.7 million in the three months ended September 30, 2001 from $10.9 million in the three months ended September 30, 2000 and gross profit in that segment increased to $8.4 million in the three months ended September 30, 2001 from $5.5 million in the three months ended September 30, 2000. The increase in this segment was primarily due to $2.8 million in revenue and $1.2 million in gross profits from sales of our Mobile Max product line and a $6.4 million increase in revenue and $3.4 million increase in gross profit from sales of our PacketCluster software suite and associated hardware. Mobile Max and PacketCluster were obtained in connection with acquisitions made late in the third quarter and in the fourth quarter of last year.

      Revenue in the vertical markets segment increased to $74.2 million in the nine months ended September 30, 2001 from $23.8 million in the nine months ended September 30, 2000 and gross profit in that segment increased to $32.1 million in the nine months ended September 30, 2001 from $11.4 million in the nine months ended September 30, 2000. The increase between periods was primarily due to $10.2 million in revenue and $3.1 million in gross profits from sales of our Mobile Max product line and a $20.3 million increase in revenue and $11.5 million increase in gross profit from sales of our PacketCluster software suite and associated hardware. The remaining increase was primarily due to sales to our financial services customers and offerings to large enterprise customers.

European Operations. Our European operations segment consists of Sila and generates revenue from subscribers, engineering services and from the sale of software and related services. Sila was formed in May 2000. As Sila's revenues are currently derived primarily from the financial services sector, it saw a modest reduction in revenues from 2000 to 2001 due to the overall pullback in the market for global equities.

Corporate & Other. Revenue in the Corporate & Other segment relates solely to sales pursuant to our inventory reduction plan which provided for bulk sales of inventory at prices below our cost. Negative gross profit in this segment was a result both of the cost associated with the aforementioned revenue and inventory obsolescence write downs of $1.9 million and $12.5 million in the first and third quarters of 2001 respectively.


LIQUIDITY AND CAPITAL RESOURCES

      Since our inception, we have financed our operations primarily through private and public placements of our equity securities and debt. Through September 30, 2001, we have raised aggregate net proceeds of approximately $1.5 billion including the issuance of $310.5 million of 6% convertible subordinated notes of which $290.5 million were outstanding at September 30, 2001. As of September 30, 2001, we had approximately $594.4 million in cash and short-term investments (including restricted cash of $10.3 million) and working capital of approximately $550.2 million.

      Net cash used in operating activities was $138.3 million and $27.3 million for the nine months ended September 30, 2001 and 2000, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

      Net cash used in investing activities was $112.3 million and $389.3 million for the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, we used $35.0 million for the purchase of property and equipment primarily relating to the expansion of our network operating centers and business systems. $37.0 million for investments in companies under Aether Capital and $42.1 million for payments to satisfy commitments on 2000 acquisitions. Cash used by investing activities for the nine months ended September 30, 2000 was primarily for investments in companies of $114.0 million and acquisitions of $252.8 million. Most of the remainder was due to capital expenditures.

      Net cash provided by (used in) financing activities was approximately ($24.1) million and $1,380.9 million for the nine months ended September 30, 2001 and 2000 respectively. For the nine months ended September 30, 2000, cash provided by financing activities was primarily attributable to proceeds received from our secondary offering of common stock and convertible subordinated notes.

      While not a measure under generally accepted accounting principles, EBITDA is a standard measure of financial performance in our industry. EBITDA means earnings before interest, taxes, depreciation and amortization, option and warrant expense, impairment charges, realized losses and cumulative effect of change in accounting principle. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations. EBITDA losses increased to $55.5 million in the three months ended September 30, 2001 from $28.9 million in the three months ended September 30, 2000. EBITA losses increased to $157.3 for the nine months ended September 30, 2001 from $64.2 in the nine months ended September 30, 2000. The increase between periods was due to increases in operating expenses as a result of acquisitions and our continued growth. EBITDA, exclusive of the inventory write down, has improved sequentially over the past two quarters. This is a result of reduction in G&A, S&M, and R&D expenses.

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

For the remainder of fiscal year 2001, we expect to have expenditures totaling approximately, $31.1 million relating to purchase commitments, commitments related to 2000 acquisitions and funding to Sila.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

      We have limited exposure to financial market risks, including changes in interest rates. At September 30, 2001, we had cash and cash equivalents of $591.9 million (including restricted cash of $10.3 million) and short-term investments of approximately $2.5 million. Cash and cash equivalents consisted of demand deposits, money market accounts and investment-grade commercial paper. Short-term investments consisted of highly liquid investments in debt obligations of the U.S. Government and other highly rated entities with maturities of up to 30 years. These investments are classified as available-for-sale and are considered short-term, because we expect to sell them within 12 months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. At September 30, 2001, the value of our short-term investments was approximately $94,000 more than our cost. If market interest rates rise, the value of our short-term investments will decrease. We expect to sell these investments prior to maturity, and therefore we may not realize the full value of these investments.

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

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Aether and certain of its officers and directors are among the defendants named in eight purported class action lawsuits identified below. These actions were filed on behalf of persons and entities who acquired Aether's common stock after its initial public offering in October 21, 1999. The suits seek damages on account of alleged violations of securities laws. Among other things, the complaints claim that prospectuses, dated October 21, 1999 and September 27, 2000 and issued by Aether in connection with the public offerings of its common stock allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws because the prospectuses allegedly failed to disclose that the offerings' underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers which were designed to maintain, distort and/or inflate the market price of Aether's common stock in the aftermarket. The actions seek unspecified monetary damages and rescission. Aether believes these claims are without merit and plans to vigorously contest these actions. Two of the eight actions were filed since the 10-Q for the period ended June 30, 2001.

1. Class Action Complaint for Violations of Federal Securities Laws, Jury Trial Demanded, Civil Action No. 01 CV-7712, filed August 17, 2001. In the United States District Court for the Southern District of New York, George Murphy v. Aether Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Inc., FleetBoston Robertson Stephens, Inc., Credit Suisse First Boston Corp., US Bancorp Piper Jaffray Inc., Bank of America Securities LLC, Morgan Stanley & Co. Inc., and inds., defendants.

2. Class Action Complaint for Violations of Federal Securities Laws, Jury Trial Demanded, Civil Action No. 01 CV-7634, filed August 16, 2001. In the United States District Court for the Southern District of New York, Jerry Krim v. Aether Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Inc., BancBoston Robertson Stephens Inc., Donaldson Lufkin & Jenrette Securities Corp., US Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc., Friedman, Billing, Ramsey & Co. Inc., and inds., defendants. NOTE: THIS CASE HAS BEEN CONSOLIDATED WITH CV-5570 AND CLOSED ON SEPTEMBER 4, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

None

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.    Exhibits

11.1 Computation of Earnings per Common Share

b.    Reports on Form 8-K

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