Form 10-Q/A
period 2001-09-30
AETHER SYSTEMS INC
filed 2001-11-19
CIK 1093434

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

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

                              AETHER SYSTEMS, INC.

                          QUARTERLY REPORT ON FORM 10-Q/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX


[The purpose of this amendment is to move cash paid for interest from financing activities to operating activities in the Statement of Cash Flows in Part I,
Item 1 and to make a conforming change in the Management's Discussion and Analysis in Part I, Item 2.]


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

                              AETHER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                           2001             2000
                                                                       -----------      -----------
Cash flows from operating activities:
  Net loss                                                             $(1,547,320)     $  (230,446)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization                                          153,312          156,756
    Provision for doubtful accounts                                          8,533               --
    Provision for inventory obsolescence                                    14,371               --
    Equity in losses of investments                                         48,285           31,400
    Option and warrant expense                                              12,450           10,070
    Minority interest                                                      (55,541)          (5,965)
    Income tax benefit                                                     (10,003)            (609)
    In process research and development related to
      acquisitions                                                              --            6,060
    Restructuring charge                                                    34,089               --
    Extraordinary item                                                      (7,684)              --
    Cumulative effect of change in accounting principle                     (6,564)              --
    Impairment charges related to goodwill from acquisitions             1,090,781               --
    Realized loss on long-term investments, including
      impairments                                                          141,553               --
    Changes in assets and liabilities, net of acquired
      assets and liabilities:
     Increase in trade accounts receivable                                  (5,603)          (8,218)
     Increase in inventory                                                 (21,830)          (4,099)
    (Increase) decrease in prepaid expenses and other assets                   312          (13,286)
     Increase (decrease) in accounts payable                                (5,596)           2,499
     Increase (decrease) in accrued expenses, accrued
       employee compensation and benefits, and interest payable            (10,637)          25,366
     Increase in deferred revenue and other long
       term liabilities                                                     10,523            3,167
                                                                       -----------      -----------
       Net cash used by operating activities                              (156,569)         (27,305)
                                                                       -----------      -----------
Cash flows from investing activities:
  Sales and maturities of investments                                        7,864            6,755
  Purchases of short-term investments                                       (3,411)          (4,858)
  Purchases of property and equipment                                      (34,954)         (30,234)
  Cost of investments                                                      (36,973)        (114,000)
  Costs of acquisitions, net of cash acquired                              (42,116)        (252,797)
  Increase in restricted cash                                                   --            5,803
  Increase in other intangible assets                                          311               --
  Increase in other assets                                                  (3,017)              --
                                                                       -----------      -----------
    Net cash used in investing activities                                 (112,296)        (389,331)
                                                                       -----------      -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                        --        1,057,065
  Proceeds from issuance of convertible debt                                    --          300,564
  Repayment of notes payable including buyback of convertible debt         (12,899)              --
  Borrowings under notes payable                                                --               --
  Decrease in restricted cash                                                  315               --
  Exercise of options and warrants                                           1,518            2,446
  Contributions from a minority shareholder of a subsidiary                  5,160           20,818
                                                                       -----------      -----------
    Net cash provided by (used in) financing activities                     (5,906)       1,380,893
                                                                       -----------      -----------
    Net increase (decrease) in cash and cash equivalents                  (274,771)         964,257
Cash and cash equivalents, at beginning of period                          856,391           78,542
                                                                       -----------      -----------
--Cash and cash equivalents, at end of period                          $   581,620      $ 1,042,799
                                                                       ===========      ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                               $    18,243      $     9,315
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

      Net cash used in operating activities was $156.6 million and $27.3 million for the nine months ended September 30, 2001 and 2000, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

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

      Net cash provided by (used in) financing activities was approximately ($5.9) million and $1,380.9 million for the nine months ended September 30, 2001 and 2000 respectively. For the nine months ended September 30, 2000, cash provided by financing activities was primarily attributable to proceeds received from our secondary offering of common stock and convertible subordinated notes.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

            Dated:     November 16, 2001
                       Aether Systems, Inc.

            By:        /s/ David C. Reymann
                       --------------------
                       David C. Reymann
                       Chief Financial Officer
                       (Principal Financial and Accounting
                       Officer)