Form 10-K
period 2001-12-31
AETHER SYSTEMS INC
filed 2002-04-01
CIK 1093434

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 8, was $213,545,572.

As of March 8, 2002, 42,036,530 shares of the Registrant's common stock, $.01 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2002 Annual Meeting of the Registrant which will be filed with the Commission within 120 days after the close of the fiscal year and is incorporated by reference into Part III.

                              AETHER SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                      INDEX

                                                                       PAGE
                                                                       ----
                                  PART I
Item 1   Business....................................................   3

Item 2   Properties..................................................   8

Item 3   Legal Proceedings...........................................   8

Item 4   Submission of Matters to a Vote of Security Holders.........   9


                                  PART II
Item 5   Market for the Company's Common Equity and Related Security
         Holder Matters..............................................  10

Item 6   Selected Financial Data.....................................  10

Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................  13

Item 7A  Quantitative and Qualitative Disclosures About Market
         Risk........................................................  32

Item 8   Financial Statements and Supplementary Data.................  32

Item 9   Change In and Disagreements with Accountants on Accounting and Financial Disclosure....................................  32


                                 PART III
Item 10  Directors and Executive Officers of the Registrant..........  33

Item 11  Executive Compensation......................................  33

Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................  33

Item 13  Certain Relationships and Related Transactions..............  33


                                  PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................  34

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE WORDS ANTICIPATE, BELIEVE, ESTIMATE, INTEND, MAY, WILL, AND EXPECT AND SIMILAR EXPRESSIONS AS THEY RELATE TO AETHER SYSTEMS, INC. (AETHER OR COMPANY) OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR

CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND BUSINESS. AETHER UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE ANY
FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

        We provide the services, software and support necessary for businesses to extend existing and future applications from the desktop to almost all currently available personal digital assistant (PDA) operating systems and their respective wireless devices. Through the Aether Fusion(TM) approach, we develop, deploy and manage wireless solutions built on industry standard technology and backed by our expertise in wireless hosting, software and services.

THE AETHER SOLUTION

        We believe that businesses, seeking greater productivity and efficiencies, increasingly seek to give their workforces mobile and wireless access to corporate applications, company data, and internal e-mail. Remote access can be achieved either through continuous real-time communications, or by periodically synchronizing corporate data to a handheld device. However, we have seen many corporate information technology (IT) managers who explore wireless and mobile data solutions quickly become overwhelmed with the complexity of the wireless world and its frequently incompatible and changing protocols for carrier networks, devices and applications, as well as the issues surrounding support of such deployments. Further, as carrier networks continue to deploy newer technologies, we are able to provide our customers with the ability to migrate and upgrade to them.

        We provide businesses the services, software and support necessary to extend existing and future business applications from the desktop to almost any wireless device. The foundation of our wireless capabilities is Aether Fusion(TM), an array of technologies, products, services, and partnerships that improves the interoperability of wireless systems, architectures and protocols to make even the most complex IT environments open to wireless connectivity. The Aether Fusion(TM) technology platform is designed to enable flexible wireless solutions that will grow and adapt as the enterprise itself grows and changes.

        Using the Aether Fusion(TM) technology foundation, we develop, deploy and manage wireless solutions built on industry standard technology. Businesses, systems integrators and developers could also use elements of the Aether Fusion(TM) technology foundation on their own to quickly create, deploy and manage wireless solutions across multiple carrier networks and types of devices.

        We complement our technology with services including wireless data engineering and application development, wireless data hosting through our Data Center, product fulfillment and customer support. These components can be used separately or in various combinations to extend existing and future business applications to any handheld device over any wireless network.

THE AETHER STRATEGY

        We believe our capabilities and experience established us as an early market leader in providing wireless data services and systems to businesses. Our strategy is to utilize our experiences to extend our leadership position through our engineering expertise, our software products, our hosted solutions and our other resources to move into growth opportunities.

        We will continue to focus resources on core areas where we either have developed a leadership position or have recognized a clear market opportunity. We currently are focused on the following markets:

        Transportation and Logistics. Our main products in this area are MobileMax(2) and e-Mobile Delivery. Our solution for long haul trucking, MobileMAX(2), allows transportation companies to increase their return on investment through instant communication and automatic information on each vehicle. The product allows these companies to improve the efficiency of their drivers. Similarly, e-Mobile Delivery increases the efficiency and productivity of delivery fleets by limiting paperwork, thus reducing the opportunity for lost documents and inaccurate information. It also provides for delivery confirmation through signature capture at the delivery site and raises customer service performance through on-line order/delivery tracking. e-Mobile Delivery streamlines a customer's payment cycle, which reduces costs and increases the potential for profits.

        Enterprise Solutions. We are focused on providing integrated wireless data solutions to enterprises with product development emphasis on field service, sales force automation, distribution and delivery management, and mail and messaging access. In addition, pursuant to our small business initiative, through a strategic alliance with America Online, Inc. (AOL) , we are targeting an array of businesses including real estate agents, contractors and the automotive industry with products including real-time lead notification and management tools that will allow the user to be alerted immediately upon an interested customer's inquiry.

        Mobile Government. We are a leading provider in the area of wireless data solutions for public safety. We believe that our existing user base positions us to help agencies address their basic requirements as well as expanded Homeland Security needs. In particular, our solutions help address the information sharing priority that is currently being highlighted by the federal government. Our solutions are integrated into 47 different state databases as well as local and federal databases to deliver real-time information in seconds without having to involve dispatch or other resources. Our products in this area are the PacketCluster family of products, the new handheld version of PacketCluster Patrol called PocketBlue, and the FireRMS family of products for fire and rescue companies.

PRODUCTS AND SERVICES

        Our products and services include:

    - Software applications targeted to specific vertical market sectors (transportation and logistics, mobile government, and mobile workforce enablement applications) and for general wireless data management and infrastructure;

    - Integration services to businesses seeking to develop and incorporate wireless data systems;

    - Hosted services, including wireless integration, Internet and messaging services, and deployment services including product fulfillment and customer service; and

    - Deployment support that includes product fulfillment and customer service.

Applications and Software

        We have built on our experience in developing tailored applications for specific customers to develop an increasing number of products that are more replicable and scalable for a range of customers. Rapid application development on Aether Fusion(TM) has become an emphasis for us. We currently market over twenty applications and software products. Approximately half of our engineers are devoted to this area.

        Aether Fusion(TM) is our foundation for developing wireless solutions for our customers. It is designed to be an expandable foundation to address a growing set of wireless application challenges. We have developed Aether Fusion(TM) as a framework to accommodate our existing product base and support expansion as new applications emerge. Our product history in the wireless and mobile computing space includes products in the web transformation, data synchronization, device management, and wireless messaging spaces. We intend to continue the development of Aether Fusion(TM).

        We also offers a complete set of software development tools and technologies enabling businesses to rapidly build, deploy and manage hosted mobile and wireless solutions. Businesses use our software products to create their own wireless and mobile data systems. We believe our products allow these businesses to create systems at lower cost and more efficiently than if they developed the systems entirely on their own. Currently, Aether Fusion(TM) is being used internally to allow our engineers to more rapidly develop and deploy solutions. We intend to develop Aether Fusion(TM) for external use to meet the system development needs of our customers and as a licensable product as leading indicators demonstrate market demand within a customer's infrastructure. We currently view this market development as a longer-term opportunity.

Integration Services

        Integration Services includes consulting and engineering, and integration into a business's backend infrastructure for wireless data solutions. We provide engineering services to complement our software products and some of our hosted services and on a stand-alone basis. We also may accept engineering assignments that might allow us to embrace technological advances or expand into new industry sectors or services. Our engineering staff includes wireless systems engineers, software engineers who specialize in developing applications for handheld devices, and engineers who specialize in systems integration and testing. Approximately 15 percent of our engineers are devoted to integration.

Hosted Services

        We provide secure, state-of-the-art hosting facilities for businesses that wish to outsource the operation and management of their wireless deployments. Our hosted services offerings include wireless integration into our Data Center for application hosting and/or wireless connectivity, and Internet and messaging services to augment vertical market applications.

        Corporate managers require rigorous security standards when entrusting their data to third parties. Our Data Center has numerous redundant elements and serves as a high-security physical link between data feeds from our business customers' and others' data systems and wireless carrier networks. We scramble digital messages as they move along wireless networks using the latest encryption technologies. This relieves corporations from the burden of constructing similar facilities. We believe our network operations center is capable of meeting the security standards for services we developed or are developing for our customers.

        We built a Network Operations Center (NOC), the monitoring center for operations, and a Data Center, the facility which holds the computing elements, that we believe are unique to the industry in that they were built specifically for robust wireless deployments. The Data Center currently supports over 40 redundant connections to various wireless data carriers. Similarly, our Internet connectivity consists of multiple connections through different providers. The NOC and Data Center were built to be able to achieve greater than 99.99% uptime. The Data Center was designed to accommodate a total of 5000 servers at full capacity. The support systems (HVAC, electrical, backup) have all been designed to accommodate this high-density load. Our infrastructure can be used in a variety of ways including the hosting of the applications and/or providing wireless connectivity for the solution. All services are done in a highly secure environment.

Deployment Services

        Our deployment services are headquartered in Owings Mills, Maryland and include product fulfillment and customer support, which help alleviate the complexities associated with rolling out and supporting a solution. In today's environment in which IT departments have limited resources yet are tasked to do more dispersed work, we offer these services.

        Product fulfillment and provisioning facilitates the delivery of devices to the customer/employee base. During the development process, device(s) are chosen based on the application's use and these devices are delivered with the application(s) already on them. For our customers we have the ability to load and configure tailored software on mobile devices, activate wireless modems and perform quality assurance checks. We then pack, ship and track the product until the user receives it. For end users who already own a device, we can provide the modem and software application only. We handle all repair and warranty issues for devices we provide to our customers.

        Additionally, we offer post deployment customer support and customer billing. Our customer care specialists can provide support on virtually any issue that might arise from application troubleshooting to wireless network and device issues. We can also handle customer billing for our customers' user fees, device and modem purchases, and other charges. Our billing system can support increases in our customers' end user base. Here again, we alleviate the complexities that would otherwise be placed upon a customer's IT department.

SALES AND MARKETING

        As of March 2002, we have approximately 70 salespeople, sales engineers for technical support during the sales cycle and marketing professionals. Our sales and marketing staff specialize in market sectors, but also sell across the entire product and service line. Our direct sales team covers all regions of the U.S., plus Europe from offices in London, Hamburg and Munich. In addition to having a vertical market focus, our salespeople focus on Fortune 1000 companies that can benefit from field force automation applications including field service, sales force automation, and mobile collaboration tools such as cross-device messaging and personal information management. We are also targeting large consulting firms to provide our wireless systems for their clients. Our business development personnel and senior executives also assist in developing potential strategic relationships for selling and promoting our services.

        In addition to our sales and marketing staff, we advertise in a variety of media. During 2001, we focused our marketing spending on increasing awareness of the Aether brand name and promoting awareness of our products and services, and lead generation. As part of the alliance with AOL, we will be focusing much of our advertising resources across the family of AOL interactive brands as well as AOL Time Warner media properties. Further details of this relationship are discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

EUROPEAN OPERATIONS THROUGH SILA

        We address the needs of business customers abroad through Sila Communications, Ltd., our joint venture with Reuters in which we hold a 60.0% equity interest. Sila currently targets major corporations throughout Europe who seek to extend their applications to handheld devices, as well as wireless carriers seeking to outsource wireless data services. Sila, headquartered in London, provides wireless system hosting and end user support primarily to financial services customers via various wireless networks from the European countries of the United Kingdom, Sweden and Spain and the region of Benelux.

        We received a 60.0% interest in Sila in exchange for $13.5 million in cash plus 100% of the equity interests of IFX, a company we purchased in April 2000 for $85 million. Reuters holds 40.0% of the equity interests of Sila, which it received in exchange for approximately $20.8 million in cash plus contribution of all of its rights to Futures Pager Limited, a European paging company. Under a marketing and strategic agreement with Sila and Reuters, we have agreed to give Sila sales leads and to assist its sale of our products. The agreement also gives Sila the right to a non-exclusive license to use our technology and requires Sila to give us an opportunity to sell its products. For as long as we continue to own a greater than 50% equity interest in Sila, we have the right to appoint four directors to its seven-director board. David S. Oros, chairman of Sila, also serves as a director, chairman and chief executive officer of Aether.

STRATEGIC RELATIONSHIPS

        We believe that partnerships are critical to the success of the company and vital to our growth. The partnerships we have created include joint development relationships where we are working together with firms to develop products and/or next generation technologies to address specific vertical market opportunities. We also have worked with various suppliers at the platform and application level in Original Equipment Manufacturer (OEM) relationships to embed technologies from suppliers in Aether FusionTM. Similarly, other hardware and software manufacturers have chosen to extend their application by imbedding our technology, Aether FusionTM. Finally, we have distribution partnerships where we can gain the marketing capacity of other firms with greater market presence in markets than we have today.

Distribution & Service

        We entered into an agreement with Cap Gemini Ernst & Young (CGE&Y) in May 2001 to develop, market, and deliver mobile and wireless solutions in North America. CGE&Y has provided a demonstration center featuring our products, and has educated and trained consultants to deliver our solutions worldwide. Under the agreement, CGE&Y has agreed to promote our products in connection with its provision of consulting services and we have agreed to license use of Aether Fusion by CGE&Y in providing services to its consulting clients.

Wireless Network Carriers

        We believe our relationships with wireless network carriers are mutually beneficial. We believe we are among the largest buyers of wireless data network capacity for many of the carriers we use. As a result, we are able to negotiate favorable rates. Typically, we have one-year contracts to buy data network capacity either for an agreed amount of kilobytes at a flat fee or on a cents-per-kilobyte basis. We have contracts with wireless carriers including Verizon Wireless, AT&T Wireless, Cingular Wireless, and Motient. As a result, we can give our customers a wide variety of wireless carrier choices.

Hardware and Software Vendors

        Our services increase the usefulness of wireless handheld devices, and we believe our solutions will increase sales of these devices. We have therefore entered into a number of arrangements with mobile device manufacturers, including the following:

        - In February, 2001, we announced a strategic partnership with Symbol Technologies, Inc., to offer our wireless data systems and services with Symbol handheld devices.

        - In December 2001, we entered a partnership with Sharp to develop a wireless e-mail solution based on Aether Fusion for the new Sharp Zaurus device. The device will carry the "Unwired by Aether" branding. The initial phase of deployment will provide an ISP (POP3 and IMAP formats) e-mail service targeted to what Sharp terms the "pro-sumer". This service is expected to be launched in the first half of 2002. The second phase of deployment is an Aether developed wireless e-mail solution for the corporate user with more stringent security (Microsoft Exchange and Lotus Notes back-ends). We are providing all the wireless integration for both today's and tomorrow's networks.

        - In April 2000, we entered into a strategic agreement with Research in Motion (RIM) to market and sell RIM wireless devices.

COMPETITION

        The market for our solutions is competitive. We believe we offer the broadest range of applications and services to businesses necessary to enable the development, offering and ongoing support of wireless data communication systems for their employees and customers. The widespread adoption of industry standards may make it easier for new market entrants to offer some or all of the services we offer and may make it easier for existing competitors to introduce some or all of the applications and services they do not now provide, or improve the quality of their services. We expect that we will compete primarily on the basis of the functionality, breadth, quality and price of our services. Our current and potential competitors include:

        - wireless systems integrators and database vendors, including IBM, Oracle, and EDS.

        - mobile and/or wireless software companies, including Openwave Systems, Comverse Technology, Inc., AvantGo, Inc., Extended Systems, Inc., and Puma Technology, Inc., Everypath, Inc., and Brience, Inc.

        - wireless data services providers, such as 724 Solutions Inc. and GoAmerica, Inc.

        - wireless network carriers, such as Verizon Wireless, AT&T Wireless, Cingular Wireless, Sprint PCS Group, and Nextel Communications, Inc.

        Some of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. In the category of wireless network carriers, some of these companies may also sell us airtime for our solutions. Additionally, many of these companies have greater name recognition and more established relationships with our target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can.

        Notwithstanding the competitiveness of our market, we believe that our potential competitors face substantial barriers to market entry. Development of wireless data systems comparable to those we have already developed is time consuming and costly.

INTELLECTUAL PROPERTY RIGHTS

        We rely on a combination of trademark, patent, copyright, service mark, trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. We have applied for various trademarks and patents.

        The following trademarks are registered with the United States Patent and Trademark Office: ScoutSync, Cerulean, Cerulean Design, PacketCluster, PacketCluster Patrol, PacketWriter, MobileMax2, Advantage. The following trademarks have been published or allowed by the United States Patent and Trademark Office: Aether, Aether Systems, Aether & Design, Unwired By Aether, ScoutBuilder, ScoutIT, ScoutWeb, ScoutExtend, Mobile Finance By Aether, Aether Airlead, Aether Attache, Aether Smart Agent, MobileFusion, MobileFusion & Design, Safestop, Information For A Wireless World, PocketInvestigator, PRO2000. There can be no assurances that our applications will be granted or that holders of other trademarks will not claim that the published or allowed trademarks, or other Aether pending trademark applications, infringe their trademarks.

        We have received notices of allowance for two of our patents while the remainder are pending. There is no assurance that the patent applications will result in patents being issued by the United States Patent and Trademark Office or other foreign patent offices, nor is there any guarantee that any issued patent will be valid and enforceable. Other companies may independently develop or otherwise acquire similar technology or gain access to our proprietary technology. Despite our precautions, there can be no assurance that we will be able to adequately protect our technology from competitors in the future. The enforcement of patent rights often requires the institution of litigation against infringers. This litigation is often costly and time consuming.

        We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others, even though we take steps to assure that neither our employees nor our contractors knowingly incorporate unlicensed copyrights or trade secrets into our products. It is possible that third parties may claim that our products and services may infringe upon their trademark, patent, copyright, or trade secret rights. Any such claims, regardless of their merit, could be time consuming, expensive, cause delays in introducing new or improved products or services, require us to enter into royalty or licensing agreements or require us to stop using the challenged intellectual property. Successful infringement claims against us may materially disrupt the conduct of our business or affect profitability. There are currently no legal proceedings or claims for infringement of intellectual property rights pending against us.

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

EMPLOYEES

        As of December 31, 2001, we and our wholly-owned subsidiaries had a total of approximately 850 employees, excluding employees of Sila, and of these employees over 250 were engineers. As of December 31, 2001, Sila had approximately 45 employees. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good. As part of our continued focus on operational efficiency, we reduced our workforce by approximately 225 persons subsequent to December 31, 2001.

ITEM 2. PROPERTIES

        Our principal offices are located in Owings Mills, Maryland in a 92,000 square foot facility under a lease expiring in January 2005 with no renewal option. We also lease an aggregate of approximately 454,000 square feet for our offices in Larkspur, California; San Jose, California; San Rafael, California; Boca Raton, Florida; Bethesda, Maryland; New York, New York; Long Island, New York; Bethpage, New York; McLean, Virginia; Richmond, Virginia; Vienna, Virginia; Washington, DC; Tempe, Arizona; Marlborough, Massachusetts; Chicago, Illinois; Edina, MN; Yakima, Washington; Zillah, Washington; Olmsted, Ohio; and Monterey, Mexico. Of the approximately 546,000 leased square feet, approximately 114,000 are used for our vertical market segment and approximately 188,000 square feet are utilized for corporate and other purposes. Sila has offices located throughout Europe. We are currently holding approximately 244,000 square feet of space for sublease which we plan to exit or have exited in connection with our restructuring plans. We believe that our retained facilities are adequate for the purposes for which they are presently used and that replacement facilities are available at comparable cost, should the need arise.

ITEM 3. LEGAL PROCEEDINGS

        Aether and certain of our officers and directors are among the defendants named in nine purported class action lawsuits. These actions were filed on behalf of persons and entities who acquired our common stock after our initial public offering in October 21, 1999. The suits seek damages on account of alleged violations of securities laws. Among other things, the complaints claim that prospectuses, dated October 21, 1999 and September 27, 2000 and issued by us in connection with the public offerings of our common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws because the prospectuses allegedly failed to disclose that the offerings' underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers which were designed to maintain, distort and/or inflate the market price of Aether's common stock in the aftermarket. The actions seek unspecified monetary damages and rescission. We believe the following claims are without merit and plan to vigorously contest these actions.

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

        3. Class Action Complaint for Violations of the Securities Exchange Act of 1934, Jury Trial Demanded, Civil Action No. 01 CV-6029, filed July 3, 2001. In the United States District Court for the Southern District of New York, Larry Ackerman, On Behalf of Himself and All Others Similarly Situated, plaintiff, v. Aether Systems, Inc., David S. Oros, David C. Reymann, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc., Donaldson, Lufkin & Jenrette Securities Corporation, U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc., and Friedman, Billing Ramsey & Co., Inc., defendants.

        4. Class Action Complaint for Violations of the Federal Securities Laws, Civil Action No. 01 CV 6116, filed July 5, 2001. In the United States District Court for the Southern District of New York, Henry Cole and Daniel Kucera, on Behalf of Themselves and

All Others Similarly Situated, plaintiff v. Aether Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens, Inc., Morgan Stanley & Co. Incorporated, David S. Oros and David C. Reymann, defendants.

        5. Class Action Complaint for Violations of Federal Securities Laws, Jury Trial Demanded, Civil Action No. 01 CV-6136, filed July 5, 2001. In the United States District Court for the Southern District of New York, Bernd Toennesmann, On Behalf of Himself and All Others Similarly Situated, plaintiffs,
v. Aether Systems, Inc., David S. Oros, David C. Reymann, Merrill Lynch, Pierce, Fenner & Smith Inc., FleetBoston Robertson Stephens Inc., Credit Suisse First Boston Corp., U.S. Bancorp Piper Jaffray Inc., Bank of America Securities LLC, and Morgan Stanley Dean Witter & Co., defendants.

        6. Class Action Complaint for Violations of Federal Securities Laws, Jury Trial Demanded, Civil Action No. 01 CV-6269, filed July 11, 2001. In the United States District Court for the Southern District of New York, Isak Karasik, on behalf of himself and all others similarly situated, plaintiffs vs. Aether Systems, Inc., David S. Oros, David C. Reymann, Mark D. Ein, Rajendra Singh, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Morgan Stanley Dean Witter, Inc. and FleetBoston Robertson Stephens, Inc., defendants.

        7. Class Action Complaint for Violations of the Federal Securities Laws, Jury Trial Demanded Civil Action No. 01 CV-5570, filed June 19, 2001. In the United Stated District Court for the Southern District of New York, Adele Brody on Behalf of Herself and All Others Similarly Situated, plaintiff v. Aether Systems, Inc., David S. Oros, David C. Reymann, Merrill Lynch, and Jenrette Securities Corporation, U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc., and Friedman, Billings, Ramsey & Co., Inc., defendants.

        8. Class Action Complaint for Violations of the Federal Securities Exchange Act of 1934, Jury Trial Demanded, Civil Action No. 01 CV-5666, filed June 21, 2001. In the United States District Court for the Southern District of New York, Pond Equities, On Behalf of Itself and All Others Similarly Situated, plaintiff, v. Aether Systems, Inc., David Oros, David C. Reymann, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc., Donaldson Securities Inc. and Friedman Billing Ramsey & Co., Inc., defendants.

        9. Class Action Complaint for Violations of the Federal Securities Laws, Jury Trial Demanded, Civil Action No. 01 CV-5917, filed June 27, 2001. In the United States District Court for the Southern District of New York, Edward Cassady, on Behalf of Himself and All Others Similarly Situated, plaintiffs v. Aether Systems, Inc., David S. Oros, David C. Reymann, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc., Donaldson, Lufkin & Jenrette Securities Corporation, U.S. Bancorp Piper Jaffray Inc., Deutsche Bank Securities Inc. and Friedman, Billing, Ramsey & Co., Inc., defendants.

        We are also a party to other legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, we believe that liabilities arising from these matters will not have a material adverse effect on the consolidated results of our operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the Company's stockholders for consideration during the fiscal quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SECURITY HOLDER
MATTERS

(1) PRICE RANGE OF COMMON STOCK

        Our common stock has been quoted on the Nasdaq National Market under the symbol AETH since our initial public offering on October 20, 1999. Prior to that time, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported on the Nasdaq National Market.

                                                                       2001                 2000
                                                                  -------------        -------------
                       QUARTER ENDED                              HIGH      LOW        HIGH      LOW
                       -------------                              ----      ---        ----      ---
March 31....................................................      $58.50   $12.19      $345.00   $73.00
June 30.....................................................      $18.95   $ 7.39      $216.00   $62.00
September 30................................................      $11.50   $ 5.60      $203.75   $99.75
December 31.................................................      $ 9.74   $ 5.25      $122.50   $28.50

(2) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

        The number of record holders of the Company's common stock as of December 31, 2001 was 398. The Company believes that in excess of 5,000 beneficial owners hold such shares of common stock in depository or nominee form.

(3) DIVIDENDS

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

ITEM 6. SELECTED FINANCIAL DATA

        The table that follows presents portions of our consolidated financial statements and is not complete. You should read the following selected consolidated financial data together with our consolidated financial statements and related notes and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1999, 2000, and 2001, and the consolidated balance sheet data as of December 31, 2000 and 2001 are derived from our consolidated financial statements, which are included as exhibits to this report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1997 and 1998 and the consolidated balance sheet data as of December 31, 1997 and 1998 are derived from audited financial statements that do not appear in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7. The pro forma net loss per share information for the historical periods presented gives effect to our conversion from a limited liability company to a corporation immediately prior to our initial public offering.

                                                           YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------
                                                1997      1998      1999       2000         2001
                                              -------   -------   -------   --------     ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Subscriber revenue........................  $   161   $   549   $ 3,617   $ 24,802      $ 44,031
  Engineering services revenue..............    1,625       963     2,594      9,444         7,860
  Software and related services revenue.....       --        --        --     17,278        36,982
  Device sales..............................       --        --       115      6,630        24,007
                                              -------   -------   -------   --------      --------
          Total revenue.....................    1,786     1,512     6,326     58,154       112,880
  Cost of subscriber revenue................      447       797     2,005     11,254        27,167
  Cost of engineering services revenue......      846       304     1,366      5,693         3,644
  Cost of software and related services
    revenue.................................       --        --        --      5,724        11,625
  Cost of device sales......................       --        --       105      7,345        38,318
                                              -------   -------   -------   --------    ----------
          Total cost of revenue.............    1,293     1,101     3,476     30,016        80,754
                                              -------   -------   -------   --------    ----------
          Gross profit......................      493       411     2,850     28,138        32,126
Operating expenses:
  Research and development (1)..............      734     1,267     2,614     30,189        63,937
  General and administrative (1)............    1,505     2,773     5,891     52,937        90,893
  Selling and marketing (1).................      333       840     2,095     54,151        66,757
  In process research and development.......       --        --        --      7,860            --
  Depreciation and amortization.............      189       265     1,089    238,074       180,724
  Option and warrant expense................       40        33    19,198     14,345        14,408
  Impairment of intangibles.................       --        --        --         --     1,121,001
  Restructuring charge......................       --        --        --         --        45,006
                                              -------   -------   -------   --------   -----------
          Total operating expenses..........    2,801     5,178    30,887    397,556     1,582,726
                                              -------   -------   -------   --------   -----------
Operating loss..............................   (2,308)   (4,767)  (28,037)  (369,418)   (1,550,600)
Interest income (expense), net..............     (295)       74      (229)    42,351         8,659
Equity in losses of investments.............     (144)       --    (2,425)   (47,886)      (57,523)
Investment loss, including impairments,
  net.......................................       --        --        --        --       (143,382)
Minority interest...........................       --        --        --     10,692        63,809
                                              -------   -------   -------   --------   ------------
Loss before income taxes, extraordinary
  item and cumulative effect of change in
  accounting principle......................  $(2,747)  $(4,693) $(30,691) $(364,261)  $(1,679,037)
Income tax benefit..........................       --        --        --      1,561        10,694
                                              -------   -------   -------   --------   -----------
Loss before extraordinary item and
  cumulative effect of change in accounting
  principle.................................   (2,747)   (4,693)  (30,691)  (362,700)   (1,668,343)
Extraordinary item (early extinguishment
  Of debt)..................................       --        --        --         --         7,684
                                              -------   -------   -------   --------   -----------
Loss before cumulative effect of change in
accounting principle........................   (2,747)   (4,693)  (30,691)  (362,700)   (1,660,659)
Cumulative effect of change in accounting
  principle relating to adoption of
  SFAS No. 133..............................       --        --        --         --        6,564
                                              -------   -------   -------   --------   -----------
Net loss....................................  $(2,747)  $(4,693) $(30,691) $(362,700)  $(1,654,095)
                                              =======   =======   =======   ========   ===========
Net loss per share -- basic and diluted
  before extraordinary item and cumulative
  effect of change in accounting principle..                               $   (9.99)  $    (40.96)
Extraordinary item..........................                                      --   $      0.19
Cumulative effect of change in accounting
  principle relating to adoption of
  SFAS No. 133..............................                                      --          0.16
                                                                            --------   -----------
Net loss per share--basic and diluted.......                               $   (9.99)  $    (40.61)
                                                                           =========   ===========
Weighted average shares used in computing
  net loss per share -- basic and diluted...                               $  36,310   $    40,732
                                                                            ========   ===========
Pro forma net loss per share -- basic and
  diluted...................................  $ (0.22)  $ (0.29)  $ (1.45)
                                              =======   =======   =======
Pro forma weighted average shares used in
  computing net loss per share -- basic and
  diluted...................................   12,656    15,916    21,207
                                              =======   =======   =======

                                                  1997    1998     1999       2000        2001
                                                 ------   -----   ------    --------   ----------
                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents (including
    restricted cash)...........................  $  132  $1,755  $ 78,542  $  872,747  $527,430
  Working capital (deficit)....................    (323)  7,519    83,128     819,624   503,873
  Total assets.................................     822   8,765   102,534  $2,677,375   949,420
  Total debt...................................     150      --        --     334,942   306,138
  Members' capital.............................      74   8,030        --          --        --
  Stockholders' equity.........................      --      --    98,342   2,167,698   542,527

(1) Exclusive of option and warrant expense - see consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

        You should read the following description of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and Notes thereto and other financial data appearing elsewhere in this Form 10-K.

MD&A (1) OVERVIEW

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

        In 2000, we continued our expansion into other vertical markets, including the transportation and logistics vertical market through our acquisitions of LocusOne and Motient's retail transportation business unit and the mobile government vertical market through the acquisitions of Cerulean and SunPro. We broadened our software offerings through our purchase of Riverbed and RTS Wireless. Also in 2000, we moved into the European marketplace with our acquisition of IFX, and the related formation of Sila. We entered the general wireless and Internet messaging services market through strategic relationships with Research in Motion (RIM) and others and through our own service offerings.

        In 2001, we continued our integration strategy resulting in expense reductions and operational efficiencies. We focused our efforts on several growth areas including mobile government and transportation and logistics. We created our enterprise services division to develop and sell enterprise products to large corporations. Also in 2001, we entered into a strategic relationship with AOL to provide wireless solutions to small and medium sized businesses.

MD&A (2) FACTORS AFFECTING COMPARABILITY

        Our results of operations in 2001 and 2000 have been affected by acquisitions, investments, impairment charges and the formation of Sila. In addition, a combination of factors has resulted in operating losses that we expect will continue for some time. The factors identified below have had a significant impact on our operations and should be considered in comparing our results of operations in 2001 to those in 2000 and in comparing our results of operations in 2000 to those in 1999.

(a) ACQUISITIONS

        We have acquired companies to expand our product offerings and geographic markets and to acquire additional engineering resources to develop products. From September 1999 through December 31, 2000, we acquired 10 businesses (or parts of businesses) for an aggregate consideration of $365.8 million in cash and equity valued at the time of acquisition of $1.284 billion, consisting of 6,259,445 shares of our common stock and 1,093,785 replacement options. These acquisitions included the following:

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

- On November 30, 2000, we acquired Motient's retail transportation business unit for $49.2 million in cash and related expenses.

- On December 22, 2000, we acquired RTS for a purchase price of $34.2 million in cash and related expenses plus 1,259,752 shares of our common stock and 90,248 options with an aggregate value of $78.0 million.

        Our acquisitions increase our operating revenues and expenses from the date of acquisition. In the discussion of results below, we quantify the effects of acquisitions on our revenues and expenses. Generally, acquisitions also increased our depreciation and amortization expense as we amortize the value of acquisition intangibles. However during 2001 we wrote down the value of the intangible assets related to acquisitions significantly and as such, our amortization expense in 2001 decreased from the prior year. See the section entitled "Impairment Charges" below for a more detailed discussion of this write down. Finally, acquisitions affect non-cash compensation when we issue options to employees at the time of an acquisition.

(b) FORMATION OF SILA

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

(c) INVESTMENTS

        We have made investments through Aether Capital, L.L.C., our wholly-owned subsidiary, to promote the development of new technologies that are compatible with the services we offer or that we may wish to integrate into our services. Since August 1999, we have invested approximately $196.8 million in 24 companies. These investments currently include six publicly traded and private companies in which we exercise significant influence or have an ownership interest greater than twenty percent. We account for these investments under the equity method of accounting and record our proportionate share of the investee's net income or loss.

        We currently have investments in five publicly-traded companies in which we do not exercise significant influence or have an ownership interest greater than twenty percent. We account for these investments at fair value based on quoted market prices. Net unrealized gains and losses on these available-for-sale securities are excluded from income and recorded as a separate component of stockholders' equity unless the decline is deemed to be other than temporary. Subsequent to our investment, the market values of these investments have decreased significantly. In some cases we have determined the decline in market value of our investments in publicly-traded companies to be other than temporary, and as such have recorded realized losses on these investments, which are included in net loss. See "Impairment Charges" below for a more detailed discussion of this write-down.

        We also currently have investments in eleven private companies. We account for these investments at cost unless circumstances indicate the carrying amount of the investment may not be recoverable, at which time the carrying value of the investment is adjusted to fair value. Subsequent to our investment, we have written down the carrying value of our investments to fair value. See the section entitled "Impairment Charges" below for a more detailed discussion of this write-down.

(d) IMPAIRMENT CHARGES

        (i) Acquisitions

        From 1999 through December 31, 2001, we recorded approximately $1.718 billion in goodwill and other intangibles related to our acquisitions. In addition, we have made investments in other businesses totaling approximately $196.8 million during this period. We perform an on-going analysis of the recoverability of our goodwill and other intangibles and the value of our investments in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of. Based on quantitative and qualitative measures, we assess the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. The impairment conditions evaluated by us may change from period to period, given that we operate in a volatile business environment.

        A number of factors indicated that impairments may have occurred in the year ended December 31, 2001. Consideration for some of our acquisitions was partially or fully funded through the issuance of shares of our common stock at a time when our stock price was at historically high prices. Our stock price ranged from $40.81 to $266.00 per share at the time of these acquisitions. At December 31, 2001, our stock price was $9.20 per share. Most of the companies we acquired or invested in are start-up or newly formed entities. Most of these companies were privately-held and their fair values are highly subjective and not readily determinable. At the time of these acquisitions and investments, market valuations and the availability of capital for such companies was at historically high levels. During 2001, stock prices and market valuations in our industry and similar industries fell substantially in response to a variety of factors, including a general downturn in the economy, a curtailment in the availability of capital and a general reduction in technology expenditures.

      Based on the factors described above, we determined during 2001 that the goodwill and other intangibles from our acquisitions may have become impaired. In accordance with SFAS No. 121, we performed undiscounted cash flow analyses of our acquisitions to determine whether any impairments existed. When the undiscounted cash flows were less than the carrying value of the related assets, we determined a range of fair values using a combination of valuation methodologies. The methodologies included:

        - Discounted cash flow analysis, which is based upon converting expected future cash flows to present value.

        - Changes in market value since the date of acquisition relative to the following:

                        -       our stock price;

                        -       comparable companies;

                        -       the NASDAQ composite index; and

                        - a composite of companies that operate within our industry.

        -       Market price multiples of comparable companies.

        -       Contribution to our market valuation.

        The methodologies used were consistent with the specific valuation methods used when the original purchase price was determined. Our best estimate of the fair value was determined from the range of possible values after considering the relative performance, future prospects and risk profile of the acquired company. In connection with the valuation of the Riverbed acquisition, we engaged an independent third party to determine the fair value of the acquired business, because of the magnitude of the acquisition and the associated potential impairment.

        As a result of our review, we determined that the carrying value of goodwill and certain other intangible assets related to our acquisitions were not fully recoverable. Accordingly, during 2001, we recorded impairment charges of approximately $1.121 billion, which represents the difference between the carrying value and fair value of the goodwill and other intangible assets. The impairment of goodwill and other intangible assets from the acquisition of Riverbed amounted to approximately $775.0 million. We also recorded impairment charges to goodwill and other intangibles related to the acquisitions of IFX and related formation of Sila, LocusOne Communications, Inc., NetSearch, LLC, Cerulean Technology, Inc., Sunpro and RTS Wireless, Inc of approximately $346.0 million.

        Because the conditions underlying the factors we use to evaluate our acquisitions change from time to time, we could determine that it is necessary to take additional material impairment charges in future periods.

        (ii) Investments

        We adjust the carrying value of our available-for-sale investments and equity method investments in public companies to market and record the change in market value to other comprehensive income. In accordance with SAB 59, "Accounting for Noncurrent Marketable Equity Securities", we assess the decline in market value in certain of our public company investments as other than temporary after reviewing the following factors: length of time and extent to which the market value of the investment has been below cost, the financial position and the near-term prospects of the issuer, and our intent and ability to retain our investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value.

        With respect to investments in private companies including those we account for using the equity method, we perform on-going reviews based on quantitative and qualitative measures. In evaluating our private company investments, we determined a range of fair values based on a combination of the following valuation methods where applicable:

        -       Recent funding rounds.

        - Changes in market value since the date of investment relative to the following:

                        -       Our stock price;

                        -       comparable companies;

                        -       the NASDAQ composite index

                        - a composite of companies that operate within our industry.

        -       Market price multiples of comparable companies.

        The fair value was determined from the range of possible values, after considering the strength of the investee's financial position, future prospects and risk profile of the invested company.

        During 2001, we recorded a net charge of $143.4 million which included $136.7 million in impairment charges related to our investments. The remainder of the net charge related to net gains (losses) from the sales of investments, and changes in the fair value of warrants.

        Because the conditions underlying the factors we use to evaluate investments change from time to time, we could determine that it is necessary to take additional material impairment charges in future periods.

MD&A (3) CRITICAL ACCOUNTING POLICIES

        Our critical accounting policies are as follows:

    -   Revenue recognition;

    - Estimating the valuation allowance for sales returns and doubtful accounts;

    -   Estimating the realizable value of our inventory;

    -   Valuation of long-lived intangible assets, including goodwill;

    -   Valuation of investments; and

    -   Restructuring accruals

(a) REVENUE RECOGNITION

        We derive our revenue from four sources (i) subscriber revenue (ii) engineering services (iii) software and related services, and (iv) device sales. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. If we made different judgments or utilized different estimates, the amount and timing of our revenue might have differed materially from that reported.

        i.)     Subscriber revenue

        We derive subscriber revenue from the provision of real-time access to business information integrated into existing wireless communication platforms. For all sales, except those completed over the Internet, we obtain signed binding contracts with our subscribers. Contracts with our wireless data subscribers are generally for a one-year period and include a termination penalty if cancelled by the subscriber before the one-year period expires. These contracts are generally renewable at the option of the subscriber for additional one-year periods or otherwise continue on a monthly basis until cancelled by the subscriber.

        Our subscriber contracts contain provisions for elements such as service, activation, and wireless devices. This requires us to allocate revenue to such elements based on their relative fair values which requires significant management judgments and estimates. We estimate the relative fair value of the service based on contractual renewal rates. We estimate the fair value of the equipment based on sales in which the only element of the transaction was equipment. How we allocate revenue to the elements of the arrangement may affect the period in which the revenue is recognized.

        Subscriber revenue consists primarily of fixed charges for usage recognized as the service is provided and one-time non-refundable activation fees recognized ratably over the expected life of the customer relationship. Certain of our customers are billed in advance with revenue deferred and recognized on a monthly basis over the term of the agreement. Also included in subscriber revenue are market exchange fees for access to financial information from the securities exchanges and markets, which are recognized as the service is provided.

        ii.)    Engineering services revenue

        Engineering services revenue is derived from the provision of wireless integration consulting under time-and-materials and fixed-fee contracts. Revenue on time-and-materials contracts is recognized as time is spent at hourly rates, which are negotiated with the customer. Revenue on fixed-fee contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Anticipated contract losses are recognized as soon as they become known and estimable. Considerable judgment may be required in determining estimates to complete a project including the scope of work to be completed and reliance on the customer or other vendors to fulfill some tasks. If we made different judgements or utilized different estimates of the total amount of work we expect to be required to complete the project, the timing of our revenue recognition from period to period, and our margins on the project in this reporting period, may have differed materially from that reported.

        iii.)   Software and related services revenue

        Software and related services revenues are generated from licensing software and providing services, including maintenance and technical support, training and consulting. Software revenue consists of fees for licenses of our software products. We recognize the revenue when the license agreement is signed, the license fee is fixed and determinable, delivery of the software has occurred, and when we estimate that the collectibility of the fees is probable. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured. If a significant portion of a fee is due after our normal payment term, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due. We assess collection based on a number of factors, including past transaction history with the customer and credit worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time it becomes reasonably assured, which is generally upon receipt of cash. If we assessed collectibility differently, the timing and amount of our revenue recognition may have differed materially from that reported.

        Revenue from licensing software that requires significant customization and modification is recognized using the percentage of completion method , based on the hours incurred in relation to the total estimated hours. If we made different judgements or utilized different estimates of the total amount of work we expect to be required to customize or modify the software, the timing of our revenue recognition from period to period, and our margins on the project in this reporting period, may have differed materially from that reported. Service revenues consist principally of maintenance and technical support, which consists of unspecified when-and-if available product updates and customer telephone support services and are recognized ratably over the term of the service period. If we allocated more or less value to these when-and-if deliverables, the timing of our revenue recognition may have differed materially from that reported. Other service revenues are recognized as the related services are provided. In situations where we host the software and the customer has the option to take possession of the software at any time during the hosting period without significant penalty and we believe it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to us to host the software, the software element is accounted for in accordance with SOP 97-2. Otherwise, such amounts are recognized ratably over the hosting period. If our assessment of this feasibility were different, the timing of our revenue recognition may have differed materially from that reported.

        iv.)    Device revenue

        We derive device revenue on the sale of wireless devices used to provide our services. Generally, revenue for device sales is recognized upon delivery. In cases where, in our judgment, (1) the service is essential to the functionality of the device and (2) only our ongoing service is available for the device, we recognize the device revenue as the ongoing service is provided over the estimated life of the customer relationship. If management were to judge differently about 1 or 2 above, the timing of our revenue recognition may have differed materially from that reported.

        v.)     Revenue from multiple element arrangements

        For arrangements with multiple elements, we allocate revenue to each component of the arrangement using the residual value method. This means that we defer revenue from the total fees associated with the arrangement equivalent to the fair value of the element(s) of the arrangement that has (have) not yet been delivered. The fair value of any undelivered elements is established by using historical evidence specific to Aether Systems. For instance, the fair values for maintenance and technical support is based on separate sales of renewals to other customers or upon the renewal rates quoted in the contracts and the fair value of services, such as training is based on separate sales by us of these services to other customers. If we allocated the respective fair values of the elements differently, the timing of our revenue recognition may have differed materially from that reported.

        vi.)    Revenue from related parties

        Revenue from products and services sold to companies that we have also made strategic investments in (related parties) is allocated between the investment and revenue recognized based on the relative fair value of the products and services sold and the investment received. We have determined the fair value of the investments based on the fact that all of our investments were made in participation with other unrelated financial investors at the same price per share as the other investors. Our investment policy generally limits our investments to companies that have completed at least two rounds of financing and generally requires that an unrelated investor lead the round of financing that we participate in. We have estimated the fair value of products and services sold based on comparable sales transactions to other unrelated companies. Sales to related parties were $11.4 million, $10.5 million and $2.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. If we estimated fair values of the products and services differently, the amount of revenue recognized may have differed materially from that reported.

(b) ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

        The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must make estimates of potential product returns and the valuation of our accounts receivables. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns. We recorded provisions for sales returns of $4.4 million during the year ended December 31, 2001. Provisions recorded for sales returns in 2000 and 1999 were not significant. We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, a portion of our customer base has included customers with a limited operating history that were subject to many of the risks and uncertainties that we are, including rapid changes in technology, no established markets for their products, and intense competition, among others. In addition, many of these companies required significant infusions of capital to continue operations. The availability of such capital has been curtailed during 2001 and some of these companies were not able to raise sufficient funds to continue their operations. As a result, we recorded bad debt expense of $9.8 million during the year ended December 31, 2001. As of December 31, 2001, our net accounts receivable balance was $24.8 million, net of allowance for sales returns and doubtful accounts of $10.6 million. Amounts included in our accounts receivable from customers with limited operating history as of December 31, 2001 were not significant. We recorded bad debt expense of approximately $1.4 million during the year ended December 31, 2000. Bad debt expense in 1999 was not significant. If we had used different estimates and assumptions related to the amount of sales returns we would receive, and about the collectibility of our accounts receivable, our provisions for sales returns and allowance for doubtful accounts may have differed materially from that reported.

(c) VALUATION OF INVENTORY

        Inventory, net of allowance for obsolete and slow-moving inventory, consists of finished goods such as handheld and laptop computers, pagers, wireless modems, and accessories and is stated at the lower of cost or market. Cost is determined using a standard costing method, which approximates the first-in, first-out method. Our inventory is subject to rapid technological changes that could have an adverse impact on its realization in future periods. In addition, there are a limited number of suppliers of our inventory. During 2001, we recorded an impairment charge of approximately $14.4 million to reduce the carrying value of our inventory due to obsolescence and excess inventory. We estimated the reduction in inventory value based on our consideration of the following: (1) quantities and composition of inventory held; (2) sales prices of competing vendors; (3) projected unit sales and unit pricing over subsequent twelve month period; and (4) evaluation of remaining inventory purchase commitments. If our projections were different, our margins on device sales may have differed materially from that reported. If our estimates of projected units sales and unit pricing are less than actual results, we may be required to record additional impairment charges in the future

(d) VALUATION OF LONG-LIVED ASSETS INCLUDING INTANGIBLE ASSETS AND GOODWILL

        During 2001, we recorded significant impairment charges on our goodwill and other intangible assets associated with our acquisitions. These charges and our accounting policies are described in detail under "Impairment Charges" above. In 2002, we will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". See "Recent Accounting Pronouncements" below for further discussion.

(e) VALUATION OF INVESTMENTS

        During 2001, we recorded significant impairment charges on our strategic investments. These charges and our accounting policies are described under "Impairment Charges" above.

(f) ESTIMATION OF RESTRUCTURING ACCRUALS

        During 2001, we implemented an expense reduction plan as part of our integration strategy focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses. These efforts have resulted in the consolidation of excess facilities and a reduction in our work force. As a result of this restructuring plan, we recorded charges to earnings during 2001 of $45.0 million. These charges consisted of a charge of $15.9 million in the second quarter, a charge of $18.2 million in the third quarter and a charge of $10.9 million in the fourth quarter. The charge related mainly to a workforce reduction of over 480 positions and the closing or consolidation of twelve facilities. Employee separation benefits of $10.2 million under the restructuring plan include severance, medical, and other benefits. Facility closure costs and other of $34.8 million include expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs. As of December 31, 2001, the accrued liability related to the restructuring was $27.8 million.

        Calculation of the restructuring accrual related to expected losses on subleases requires us to make estimates concerning: (1) the expected length of time to sublease the facility; (2) the expected rental rates on subleases; and
(3) estimated brokerage expenses associated with executing the sublease. We used the assistance of independent real estate brokerage firms in the making these estimates and our estimates may be impacted by future economic trends. The expected losses on subleases have not been discounted. If the actual results differ from our estimates, we may be required to adjust our restructuring accrual related to expected losses on subleases, including recording additional losses.

MD&A (4) RECENT ACCOUNTING PRONOUNCEMENTS

(a) SFAS NO. 141

        In July 2000, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

(b) SFAS NO. 142

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing and recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS No. 142, we will cease to amortize approximately $171.0 million of goodwill. We had recorded approximately $117.6 million of amortization on these amounts during 2001 and would have recorded approximately $53.0 million of amortization during 2002. In lieu of amortization, we will be required to perform an impairment review of our goodwill balance upon the initial adoption of SFAS No. 142. The impairment review will involve a two-step process as follows:

- Step 1 -- We will compare the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, we will move on to step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

- Step 2 -- We will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. We will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

        We expect to complete Step 1 of the impairment review during the second quarter of 2002 and must complete Step 2 prior to December 31, 2002. During the first quarter of 2002 we will also be required to evaluate the estimated useful lives and separability of our identifiable intangible assets. Since year end, our business has continued to be impacted by significant negative industry and economic trends. Additionally, our stock price has continued to decline since December 31, 2001 and our market capitalization is below our book value. Accordingly, we may be required to record an impairment charge based on our adoption of SFAS No. 142. We are currently assessing the impact that the adoption of SFAS No. 142 will have on our financial position or results of operations.

(c) SFAS NO. 144

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. We believe that the adoption of SFAS No. 144 will not have a significant impact on our financial position or results of operations.

MD&A (5) COMPARISON OF RESULTS FOR YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(a) SUBSCRIBER REVENUE

Subscriber revenue may consist of:

- a one-time non-refundable activation fee.

- monthly per-subscriber service fees.

- monthly per-subscriber exchange fees for access to financial information from the securities exchanges and markets.

- monthly fees for providing access to our network operations center.

        Subscriber revenue increased to $44.0 million for the year ended December 31, 2001 from $24.8 million for the year ended December 31, 2000 and from $3.6 million for the year ended December 31, 1999. Subscribers increased to 62,403 at December 31, 2001 from 47,273 at December 31, 2000 and from 4,565 at December 31, 1999. Approximately $9.6 million of the increase in 2001 was due to sales to existing and new Mobile Max customers. Additionally, approximately $9.6 million of the increase in subscriber revenue resulted from the increased number of subscribers that signed on to our existing and new product and service offerings such as wireless messaging and financial services products. The Mobile Max product line was obtained in connection with an acquisition made in the fourth quarter of 2000. The increase in 2000 from 1999 was primarily due to sales to existing and new customers of product and service offerings obtained in connection with acquisitions.

(b) COST OF SUBSCRIBER REVENUE

        Cost of subscriber revenue consists primarily of airtime costs, financial data costs, and securities exchange and market fees. Our airtime costs are determined by agreements we have with several wireless carriers. Typically, we have one-year contracts to buy data network capacity either for an agreed amount of kilobytes at a flat fee or on a cents-per-kilobyte basis. Cost of subscriber revenue excludes depreciation on, and operating costs of, our network operations center and certain costs of customer fulfillment and customer care. Cost of subscriber revenue increased to $27.2 million for the year ended December 31, 2001, from $11.3 million for the year ended December 31, 2000, and from $2.0 million for the year ended December 31, 1999. Approximately $6.4 million of the increase for 2001 was from costs associated with sales to existing and new Mobile Max customers. An additional $9.5 million of the growth in 2001 was from an increase in subscribers that signed on to our existing and new product and service offerings such as wireless messaging and financial services products. The Mobile Max product line was obtained in connection with an acquisition made in the fourth quarter of 2000. We generally expect the cost of subscriber revenue to increase proportionately with any increase in subscriber revenue. During 2001, the cost of subscriber revenue increased relative to volume of sales as a result of several factors. These factors included the increased cost of airtime in Germany related to Sila and incremental costs associated with providing services to non-paying customers obtained in connection with our acquisition of Motient's retail transportation business unit. During 2001 we converted some of these non-paying customers into paying subscribers by repairing their non-working equipment and intend to continue seeking to do so with others. Given these conversions, and given that we no longer have operations in Germany, these conditions that have negatively affected margins were temporary. The increase for 2000 was primarily from sales to existing customers and new customers of product and service offerings obtained in connection with our acquisitions.

(c) ENGINEERING SERVICES REVENUE

        Revenue from engineering services consists of amounts billed to our customers for engineering time on an hourly basis or fixed fees on a per project basis. Engineering services revenue decreased to $7.9 million for the year ended December 31, 2001, from $9.4 million for the year ended December 31, 2000, which was an increase from $2.6 million for the year ended December 31, 1999. The decrease between 2001 and 2000 was primarily due to the completion of several large engineering projects in early 2001 including OmniSky and Incisent. The increase between 2000 and 1999 was primarily due to our engineering services contracts with OmniSky, Merrill Lynch, Response Services, LLC and Inciscent. We recognized $6.9 million under these contracts for the year ended December 31, 2000.

(d) COST OF ENGINEERING SERVICES REVENUE

        Cost of engineering services revenue consists of cash compensation and related costs for engineers and other project-related costs. Cost of engineering services revenue decreased to $3.6 million for the year ended December 31, 2001, from $5.7 million for the year ended December 31, 2000, which was an increase from $1.4 million for the year ended December 31, 1999. The decrease between 2001 and 2000 was primarily due to the decrease in engineering services performed as discussed above. Margins increased in 2001 primarily due to higher margin contracts. The increase between 2000 and 1999 was primarily due to the cost of our engineering services contracts with OmniSky, Merrill Lynch, Response Services and Inciscent. We recognized costs of $4.1 million under these contracts for the year ended December 31, 2000.

(e) SOFTWARE AND RELATED SERVICES REVENUE

        We derive revenue from the licensing of software products, including elements of the Aether Fusion(TM) platform, formerly sold as AIM and the ScoutWare software suite, as well as from the e-Mobile software suite, the PacketCluster software suite and the FireRMS software suite. In the future, we may generate revenue from the licensing of newer versions of our software foundation Aether Fusion(TM). Software and related services revenue increased to $37.0 million for the year ended December 31, 2001 from $17.3 million for the year ended December 31, 2000. We did not have any software and related services revenue for the year ended December 31, 1999. The increase in 2001 over 2000 was primarily due to sales to existing and new customers of the PacketCluster software suite and the FireRMS software suite both of which were obtained in conjunction with acquisitions made late in the 2000. Approximately $17.0 million of the software and related services revenue in 2000 was generated from the sale of licenses and services of the ScoutWare software platform, e-Mobile Delivery platform, PacketCluster software suite and the FireRMS software suite, all of which were obtained in conjunction with acquisitions occurring in 2000 and their subsequent growth.

(f) COST OF SOFTWARE AND RELATED SERVICES REVENUE

        Cost of software and related services revenue consists of costs of licensing, including royalty payments and personnel costs. Cost of software and related services revenue was $11.6 million for the year ended December 31, 2001 and $5.7 million for the year ended December 31, 2000, relating to royalty fees for third-party intellectual property used in the software that we sell and personnel costs incurred in the customization of software products and the support of those products. The increase for 2001 over 2000 relates primarily to the increase in software revenue between periods as discussed above. We did not have any costs of software and related services revenue for the years ended December 31, 1999.

(g) DEVICE SALES

        Revenue from device sales increased to $24.0 million for the year ended December 31, 2001 from $6.6 million for the year ended December 31, 2000 and $115,000 for the year ended December 31, 1999. The increase in device sales between 2001 and 2000 relates primarily to sales of products to new subscribers between periods and $3.4 million of bulk sales of devices to other vendors. The increase in device sales between 2000 and 1999 relates primarily to the increase in subscribers between periods. We expect that bulk sales of devices will be an insignificant part of device revenue for 2002.

(h) COST OF DEVICE SALES

        Cost of device sales consists of the cost of the hardware from the hardware manufacturer or wholesaler. Cost of devices increased to $38.3 million for the year ended December 31, 2001 from $7.3 million for the year ended December 31, 2001 and from $105,000 for the year ended December 31, 1999. The increase in the cost of device sales for 2001 relates primarily to the increase in device sales between periods and the bulk sales of devices to other vendors. Included in the results for 2001 are bulk sales of hardware at or below cost made primarily to reduce inventory. Also included in cost of device sales for 2001 is an inventory write-down due to obsolescence and excess inventory of $14.4 million. The increase in the cost of device sales in 2000 relates primarily to the increase in device sales between periods.

(i) RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses consist primarily of cash compensation and related costs for engineers engaged in research and development activities and, to a lesser extent, costs of materials relating to these activities. We expense research and development costs as we incur them. Research and development expenses, including in-process research and development related to acquisitions, increased to $63.9 million for the year ended December 31, 2001, from $38.0 million for the year ended December 31, 2000, and from $2.6 million for the year ended December 31, 1999. The increase in 2001 from 2000 was due to the hiring of additional engineers and consultants for increased research and development activities associated with the development of our software products, mobile computing platforms, including Fusion, and wireless data services and a full year of costs associated with engineers obtained in connection with acquisitions made during 2000 . The increase in 2000 from 1999 was primarily due to the hiring and acquiring of additional engineers and consultants for increased research and development activities associated with the development of our software products, mobile computing platforms and wireless data services. In addition, we incurred charges of $7.9 million for in-process research and development in connection with our acquisitions of Riverbed, Cerulean, RTS Wireless, and IFX in 2000. We anticipate that our research and development expenses will decrease in 2002 due to reductions in personnel that have occurred since the beginning of 2001. For more information on our restructuring efforts refer to the section entitled "Estimation of Restructuring Accrual" above.

(j) GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses consist primarily of cash compensation and related costs for general corporate and business development personnel, along with rent, network operations costs, and general support costs. General and administrative expenses increased to $90.9 million for the year ended December 31, 2001, from $52.9 million for the year ended December 31, 2000, and from $5.9 million for the year ended December 31, 1999. The increase in 2001 was primarily due to additional personnel and consultants performing general corporate activities, additional facilities and the full year of operations of our acquisitions since the prior year. The increase in 2000 from 1999 was primarily due to additional personnel and consultants performing general corporate activities, additional facilities and our acquisitions since the prior year. The increased scope of our business required additional personnel and other expenses, such as consulting, travel and facilities, in all areas including: customer service, network operations, project management, legal and accounting. We anticipate that our general and administrative expenses will decrease in 2002 due to reductions in personnel that have occurred since the beginning of 2001. For more information on our restructuring efforts refer to the section entitled "Estimation of Restructuring Accrual" above.

(k) SELLING AND MARKETING EXPENSES

        Selling and marketing expenses consist primarily of advertising and promotions, sales and marketing personnel, travel and entertainment, certain customer fulfillment and customer care costs. Selling and marketing expenses increased to $66.8 million for the year ended December 31, 2001, from $54.2 million for the year ended December 31, 2000, and from $2.1 million for the year ended December 31, 1999. The increase in selling and marketing expenses in 2001 was due primarily to the increased number of sales persons obtained in connection with acquisitions and the related salaries, commissions, and other costs incurred as a result of increased revenue for 2001. The increase in 2000 was primarily due to an increase in advertising and promotion costs, which increased from $933,000 to $23.1 million for the years ended December 31, 1999 and 2000, respectively, including a nationwide broadcast and print branding campaign, as well as increases in the number of sales and marketing personnel primarily obtained through acquisitions. We anticipate that our selling and marketing expenses will decrease in 2002 due to reductions in personnel that have occurred since the beginning of 2001. For more information on our restructuring efforts refer to the section entitled "Estimation of Restructuring Accrual" above.

(l) DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expenses consist primarily of the amortization of intangible assets obtained in connection with our acquisitions. Depreciation and amortization expenses also include depreciation expenses arising from equipment purchased for our network operations centers and other property and equipment purchases. Depreciation and amortization decreased to $180.7 million for the year ended December 31, 2001, from $238.1 million for the year ended December 31, 2000, which represented an increase from $1.1 million for the year ended December 31, 1999. The decrease in 2001 was mainly due to the carrying value of the intangible assets being reduced by a $1.121 billion impairment charge partially offset by a full year of amortization on acquisitions made at various times during 2000. Upon adoption of SFAS No. 142 on January 1, 2002, we will cease to amortize approximately $171.0 million of goodwill. We had recorded approximately $117.6 million of amortization on these amounts during 2001 and would have recorded approximately $53.0 million of amortization during 2002. In lieu of amortization, we will be required to perform an impairment review of our goodwill balance upon the initial adoption of SFAS No. 142. The increase in 2000 over 1999 was primarily due to the amortization of intangibles and goodwill relating to the acquisition of Riverbed, which accounted for $186.2 million of the expense in 2000, while $44.2 million related to our other acquisitions.

(m) OPTION AND WARRANT EXPENSE

        Option and warrant expense consists of expenses recorded to account for the difference, on the date of grant, between the fair market value and the exercise price of stock options issued to employees, restricted stock granted to employees and the fair value of equity-based awards to non-employees. We have in the past issued options and/or warrants at prices below market value in connection with our acquisitions as replacements for existing options in the acquired company. Given our numerous acquisitions since our inception and our restricted stock plan, we expect to continue to have substantial option and warrant expense. Option and warrant expense increased to $14.4 million for the year ended December 31, 2001, from $14.3 million for the year ended December 31, 2000 which was a decrease from $19.2 million for the year ended December 31, 1999. The increase for 2001 was primarily due to the fact that in January 2001, we canceled 2.5 million options granted to employees and issued approximately 756,000 shares of restricted stock to a number of employees holding options with exercise prices higher than our then-current market value. We recognize option and warrant expense as these shares vest. We expect to record $9.4 million of expense over the vesting period of the restricted stock grants. During 2001, we recorded expense of $5.9 million related to these restricted shares. This increase was partially offset by some restricted shares expiring as employees were terminated throughout the year pursuant to our cost containment efforts. The decrease between 2000 and 1999 was due to our general policy subsequent to our initial public offering of granting shares to employees at their fair value, partially offset by options granted in connection with acquisitions at exercise prices less than fair value on the date of grant.

(n) IMPAIRMENT OF INTANGIBLES

        Impairment of intangibles expense consists of the amount of goodwill and other intangibles, written down in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of. The impaired goodwill related to our acquisitions of Riverbed Technologies, Inc., LocusOne Communications, Inc., NetSearch, Inc. Cerulean Technology, Inc. SunPro, Inc., IFX and the related formation of Sila and RTS Wireless, Inc. Impairment of intangibles increase to $1.121 billion in 2001 as a result of the write down of goodwill and other intangibles obtained in connection with our acquisitions as discussed in the section entitled "Impairment Charges". There was no impairment of intangibles for 2000 or 1999.

(o) RESTRUCTURING CHARGE

        The restructuring charge consists primarily of the costs that we estimate we will incur associated with the plan we are implementing to consolidate excess facilities and eliminate positions primarily from integrating the functions at acquired companies. The restructuring charge was approximately $45.0 million in 2001 as a result of the consolidation and closure of several facilities during 2001 along with an associated reduction in work force. There was no restructuring charge in 2000 or 1999. We expect to record additional restructuring charges in 2002 as we continue to implement our restructuring plan. At December 31, 2001 we had reserved $27.8 million for future cash payments related to our restructuring. $15.5 million of the reserve is for expenditures expected to be paid during 2002, and $12.3 million of the reserve is for cash we are expecting to pay out in subsequent years. Subsequent to December 31, 2001, as part of our ongoing expense reduction efforts, we further consolidated use of our leased space and decreased total employment by approximately 25%, or approximately 225 positions. We expect to record a restructuring charge of approximately $11.0 million in the first quarter of 2002 relating to these actions.

(p) INTEREST INCOME

        Interest income consists primarily of interest income from cash equivalents and short-term investments. Net interest income decreased to $28.0 million for the year ended December 31, 2001 from $57.1 million for the year ended December 31, 2000 which was an increase from an expense of $1.0 million for the year ended December 31, 1999. The decrease in 2001 was primarily the result of a decreasing cash balance over the year combined with decreased interest rates. The increase between 2000 and 1999 was primarily due to an increase in interest earned on cash and cash equivalents following the completion of our secondary offering on March 17, 2000. We expect interest income to continue to decline as our cash balance declines.

(q) INTEREST EXPENSE

        Interest expense consists primarily of debt service on our outstanding convertible subordinated notes payable. Interest expense increased to $19.3 million for the year ended December 31, 2001 from $14.7 million for the year ended December 31, 2000 and from $1.2 million for the year ended December 31, 1999. The increase for 2001 was primarily due to a full year of interest on our notes in 2001 and accrued interest on a $5.2 million forward sale arrangement entered into during 2001. The increase for 2000 over 1999 was primarily due to interest payable on our convertible subordinated notes payable issued in March of 2000. We expect our interest expense to decline in 2002 as a result of the buy-back of debt in 2001.

(q) EQUITY IN LOSSES OF INVESTMENTS

        Equity in losses of investments consists of our proportionate share of the net losses of OmniSky, Inciscent, MindSurf, VeriStar, Mobiya, and Spring Wireless, which are recorded under the equity method of accounting. Equity in losses of investments increased to $57.5 million for the year ended December 31, 2001 from $47.9 million for the year ended December 31, 2000, and from $2.4 million for the year ended December 31, 1999. The increase in 2001 was a result of a full year of our proportionate share of the losses from Inciscent, MindSurf and VeriStar coupled with a partial year of losses on Spring Wireless and Mobiya which were new investments made in 2001. The increase in 2000 from 1999 related to our proportionate share of losses from Inciscent, MindSurf, and VeriStar, in which we invested during 2000 and a full year of proportionate share of losses from Omnisky. We expect to continue to record equity losses in some or all of these investments in future periods.

(r) INCOME TAX BENEFIT

        Income tax benefit consists of a foreign deferred tax benefit associated with the losses generated by Sila. Income tax benefit increased to $10.7 million for 2001 from $1.6 million for the year ended December 31, 2000. There was no income tax benefit for the year ended December 31, 1999. The increase for 2001 was due to a foreign deferred tax benefit associated with the impairment of identifiable intangibles by Sila. We do not expect to record additional tax benefits for the foreseeable future.

(s) MINORITY INTEREST

        Minority interest consists wholly of Reuters' ownership interest in Sila. Minority interest increased to $63.8 million for the year ended December 31, 2001 from $10.7 million for the year ended December 31, 2000, relating to Reuters' proportional share of losses in Sila, which is consolidated into our financial statements. The increase in 2001 was due to a full year of losses generated by Sila which included a writeoff of Sila's goodwill and identifiable intangibles due to impairment. There was no minority interest for the year ended December 31, 1999.

(t) INVESTMENT LOSS, INCLUDING IMPAIRMENTS, NET

        Investment loss including impairments consists of the loss taken on investments where the decline in market value was deemed to be other than temporary. Investment loss also includes amounts related to the decline in the fair value of derivative instruments, offset by realized gains from the sales of investments. During 2001, we recorded a net charge of $143.4 million, which included $136.7 million in impairment charges related to our investments. The remainder of the net charge related to net gains (losses) from the sales of investments, and changes in the fair value of warrants. We had no investment losses in 2000 or 1999. The increase in 2001 was mainly due to overall declining market conditions.

(u) EXTRAORDINARY ITEM

        The extraordinary item consists entirely of the gain realized from the early extinguishment of $20.0 million in convertible subordinated notes payable. Extraordinary item was $7.7 million for the year ended December 31, 2001 relating to the early extinguishment of $20.0 million of debt. There were no extraordinary items in 2000 or 1999. Subsequent to December 31, 2001, we bought back an additional $15.0 million of our convertible subordinated notes payable and as such we expect to record an extraordinary gain on the early extinguishment of debt in the first quarter of 2002.

(v) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

        Cumulative effect of change in accounting principle was $6.6 million in 2001 relating to the adoption of SFAS No.133, "Accounting for Derivatives and Hedging Activities". The $6.6 million represented the fair value of warrants we hold in two of our investees which met the criteria for a derivative under SFAS No. 133. There was no cumulative effect of change in accounting principle in 2000 or 1999.

MD&A (6) SEGMENT RESULTS

        Our operating segments include Vertical Markets and European Operations. The Vertical Markets segment provides wireless data services software and engineering services to develop applications for the financial services, mobile government, transportation and logistics, real estate, automobile and insurance industries. European Operations consists of our European joint venture with Reuters and has the majority of its customers in the European financial services industry. Corporate and Other consists mainly of corporate assets and selling, general and administrative expenses. We began to report our financial results by segment as of the first quarter of 2000. During 2001 and 2000, our reportable segments changed -- and we expect them to continue to change -- as our operating structure, business and the market in which we operate evolves. In 1999, all of our revenue was generated from what is now reported as our the Vertical Markets Segment.

                          Vertical       European      Corporate and
                          Markets       Operations         Other            Total
                       -----------     -----------     -------------     -----------
YEAR ENDED
DECEMBER 31, 2001
------------------
Revenue                $    96,451     $    12,997     $       3,432     $   112,880
Gross Profit (loss)    $    41,868     $     5,506     $     (15,248)    $    32,126
Total Assets           $   316,746     $    18,802     $     613,872     $   949,420

YEAR ENDED
DECEMBER 31, 2000
------------------
Revenue                $    44,671     $    13,483     $           0    $     58,154
Gross Profit           $    21,818     $     6,320     $           0    $     28,138
Total Assets           $ 1,378,679     $   178,001     $   1,120,695    $  2,677,375

        The type of revenue we earn in each of our segments varies from segment to segment.

        Vertical Markets. We operate in a wide variety of vertical markets. Our vertical markets segment can have subscriber revenue, engineering services revenue, device sales and software and related services revenue depending on the needs of the customer. Revenue in the vertical markets segment increased to $96.5 million for the year ended December 31, 2001 from $44.7 million for the year ended December 31, 2000. Gross profit in that segment increased to $41.9 million for the year ended December 31, 2001 from $21.8 million for the year ended December 31, 2000. The increase in this segment was primarily due to an increase of $14.0 million in revenue and $3.9 million in gross profit from sales of our Mobile Max product line and an increase of $19.9 million in revenue and $10.3 million in gross profit from sales of our PacketCluster software suite and associated hardware. Mobile Max and PacketCluster were obtained in connection with acquisitions made late in the third quarter and in the fourth quarter of 2000.

        European Operations. Our European operations segment consists of Sila and generates revenue from subscriber and engineering services. Sila was formed in May 2000. Sila saw a reduction in revenues from 2000 to 2001 due to the streamlining of our operations in Europe and the overall pullback in the financial services sector.

        Corporate & Other. Revenue in the Corporate & Other relates solely to sales pursuant to our inventory reduction plan which provided for bulk sales of inventory at prices below our cost. Negative gross profit in this segment was a result both of the cost associated with the aforementioned revenue and inventory obsolescence and excess inventory write downs of $14.4 million in 2001.

MD&A (6) LIQUIDITY AND CAPITAL RESOURCES

        Since 1999, we have financed our operations primarily through private and public placements of our equity and debt securities. Through December 31, 2001, we have raised aggregate net proceeds of approximately $1.5 billion including the issuance of $310.5 million of 6% convertible subordinated notes. As of December 31, 2001, we had approximately $529.9 million in cash and short-term investments (including restricted cash of $5.3 million) and working capital of approximately $503.9 million.

        Net cash used in operating activities was $220.7 million, $63.8 million and $12.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

        Net cash used in investing activities was $120.0 million, $512.2 million and $12.6 million for the years ended December 31, 2001, 2000 and 1999 respectively. For the year ended December 31, 2001, we used $42.0 million for new investments in three companies and additional investments in five companies, $38.5 million for the purchase of property and equipment and $33.8 million for acquisition-related costs. For the twelve months ended December 31, 2000, we used $48.3 million for the purchase of property and equipment, $158.4 million for investments in 20 companies and $303.7 million to acquire LocusOne, NetSearch,

Cerulean, SunPro, Sinope, Motient's retail transportation unit, RTS Wireless, IFX and for the related formation of Sila, and Sila's subsequent acquisitions. Cash used by investing activities for the year ended December 31, 1999 was primarily for the purchase of property and equipment and the acquisition of Mobeo partially offset by the sale of short-term investments.

        Net cash provided by financing activities was $6.5 million for the year ended December 31, 2001. Net cash provided by financing activities was $1.354 billion and $101.4 million for the years ended December 31, 2000 and 1999, respectively. For the year ended December 31, 2001, we used $12.3 million to repurchase $20.0 million of convertible subordinated notes, which was offset by proceeds of $5.2 million from a forward sale contract for OmniSky stock, $4.9 million from an investment in Aether by AOL and $8.2 in contributions from a minority shareholder to Sila. For the year ended December 31, 2000, cash provided by financing activities was primarily attributable to proceeds received from our secondary offering of common stock and convertible subordinated notes. For the year ended December 31, 1999 cash provided by financing activities was primarily attributable to proceeds received from our initial public offering and the issuance of notes payable.

        While not a measure under generally accepted accounting principles, EBITDA is a standard measure of financial performance in our industry. We define EBITDA as earnings before interest, taxes, depreciation and amortization and option and warrant expense. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under generally accepted accounting principles. Our definition of EBITDA may differ from that of other companies. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations. EBITDA losses in 2001 fluctuated from $52.4 million in the first quarter, to $49.4 million in the second quarter, $55.5 million in the third quarter and $32.2 million in the fourth quarter. The increase in the third quarter was due to an increase in operating expenses resulting from an inventory impairment charge of $12.5 million. The decreases from quarter to quarter were due to decreases in operating expenses as a result of our spending reductions. We expect EBITDA to continue to improve over the next year as throughout the year we continue to reduce our operating expenses and as later in the year we expect revenues to increase.

        We expect to continue to use cash to fund operations as we continue to develop our products and markets. The time at which our operating revenues will exceed operating expenses, if ever, depends on a wide variety of factors including general business trends, development of our markets, the progress of and changes in our research and development activities the success of our efforts to reduce costs and the effect of potential future acquisitions. Given our current cash resources and our ability to control some of the factors that will affect when operating revenues may exceed operating expenses, we believe we have substantial flexibility to continue operations and still have funds available for our operating and capital requirements for the next 12 months.

        For fiscal year 2002, we currently have contractual cash commitments of approximately $56.2 million relating to RIM inventory purchase commitments, Novatel modem purchase commitment with OmniSky, AOL Time Warner advertising purchasing commitments, debt service and funding for Sila. Although there can be no assurance, we believe that actual expenditures related to these items in 2002 will be significantly less than $56.2 million due to reductions we are in the process of negotiating and due to a reduction of debt service as a result of a debt buyback in March of 2002. In addition to the specific expenditures identified above, we expect to continue to invest cash on other capital expenditures, including acquisitions and other strategic opportunities.

        The following table describes all of our contractual commitments including our future minimum lease payments.

           Year ended December 31,
2002................................  $  77,534
2003................................     49,008
2004................................     45,187
2005................................     29,823
2006................................     12,230
Thereafter..........................     51,813
                                     -----------
                                      $ 265,595

        $64.8 million of our minimum lease payments have been subleased or are available for sublease. Although there can be no assurance, we expect actual expenditures related to the above commitments will be less than indicated above due to reductions we are in the process of negotiating and due to a reduction in debt service as a result of a debt buy-back in March of 2002.

        On November 5, 2001, we entered into a strategic alliance with AOL to develop and market wireless solutions to small and medium sized businesses. AOL will pay us $2.5 million in development fees to extend certain AOL functionality to wireless platforms for the small and medium sized business market, plus $500,000 for providing sales force automation solutions to AOL. Additionally we may work together with AOL to develop applications that will work in conjunction with the wireless platforms. We have agreed to share with AOL, 10% of any net revenues we receive from our sale of these products if certain revenue targets are met. As part of the agreement, we will pay a license fee of $10.0 million for access to certain tangible and intangible assets of AOL including certain intellectual property rights. In connection with the alliance, AOL agreed to purchase, upon our request, and subject to certain conditions, up to $20.0 million of our stock over the next three years at then market values preceeding the respective dates of purchase. On December 3, 2001 AOL made its first $5.0 million purchase of our stock. As part of the alliance, we took the opportunity to consolidate our media purchases and committed over the next four years, to use most of our $12.0 million per year advertising budget to promote these new products, as well as our current and future wireless data products and services, across the family of AOL interactive brands as well as AOL Time Warner's broad range of media properties.

        Subsequent to December 31, 2001 we announced that we expanded our products, services and customer base in the Transportation and Logistics market through the acquisition of certain assets from @Track Communications, Inc. for $3.0 million in cash plus $12.0 million in a convertible note.

MD&A (7) RISK FACTORS

        Our results of operations are affected by a variety of factors, including those described below.

(a) WE HAVE HISTORICALLY INCURRED LOSSES AND THESE LOSSES MAY CONTINUE IN THE FUTURE.

        We reported net losses of $1.7 billion, $362.7 million and $30.7 million for the years ended December 31, 2001, 2000, and 1999, respectively. We expect to continue to incur significant sales and marketing, systems development and administrative expenses. Therefore, we will need to generate significant revenue to become profitable and sustain profitability on a quarterly or annual basis. We expect to continue to incur significant losses for the foreseeable future. As a result, we may not be able to achieve profitability on a quarterly or annual basis.

(b) THERE IS NO ESTABLISHED MARKET FOR OUR SERVICES; WE MAY NOT BE ABLE TO SELL ENOUGH OF OUR SERVICES TO BECOME PROFITABLE.

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

(c) OUR CUSTOMERS INCLUDE TECHNOLOGY COMPANIES THAT MAY BE EXPERIENCING SHORTAGES IN CAPITAL.

        Our customers include newly formed technology-based companies that have a limited operating history and many have reported significant losses since inception. They are subject to many of the risks and uncertainties that we are, including rapid changes in technology, no established markets for their products, and intense competition, among others. In addition, many of these companies may require significant infusions of capital to continue operations. The availability of such capital has been curtailed and some of these companies may not be able to raise sufficient funds to continue to operate, which could limit our ability to generate further revenues from such companies as well as to collect their outstanding receivables.

(d) OUR ACQUISITIONS, INVESTMENTS AND STRATEGIC ALLIANCES MAY NOT DELIVER THE VALUE WE PAID OR WILL PAY FOR THEM.

        Excessive expenses may result if we do not successfully integrate our acquisitions, investments and strategic alliances, or if the costs and management resources we expend in connection with the integrations exceed our expectations. We expect that our acquisitions, investments and strategic alliances and any acquisitions, investments or strategic alliances we may pursue in the future will have a continuing, significant impact on our business, financial condition and operating results. The value of the companies that we acquired or invested in may be less than the amount we paid and our financial results may be adversely affected if:

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

(e) WE MAY NOT ACHIEVE PROFITABILITY IF WE ARE UNABLE TO MAINTAIN, IMPROVE AND DEVELOP THE WIRELESS DATA SERVICES WE OFFER.

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

(f) IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE, OUR SERVICES MAY BECOME OBSOLETE AND WE MAY LOSE SALES.

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

(g) WE DEPEND UPON WIRELESS NETWORKS OWNED AND CONTROLLED BY OTHERS.

        If we do not have continued access to sufficient capacity on reliable networks, we may be unable to deliver services and our sales could decrease. Our ability to grow and achieve profitability partly depends on our ability to buy sufficient capacity on the networks of wireless carriers such as Verizon Wireless, Bell South Corporation, Metrocall, Motient and AT&T Wireless and on the reliability and security of their systems. All of our services are delivered using airtime purchased from third parties. We depend on these companies to provide uninterrupted and bug free service and would not be able to satisfy our customers' needs if they failed to provide the required capacity or needed level of service. In addition, our expenses would increase and our profitability could be materially adversely affected if wireless carriers were to increase the prices of their services. Our existing agreements with the wireless carriers generally have one-year terms. Some of these wireless carriers are, or could become, our competitors and if they compete with us they may refuse to provide us with their services.

(h) ONE OF OUR SUPPLIERS OF WIRELESS NETWORK CAPACITY HAS FILED FOR REORGANIZATION UNDER CHAPTER 11, WHICH RAISES UNCERTAINTY REGARDING ITS ABILITY TO CONTINUE TO SUPPLY US WITH ACCESS TO ITS WIRELESS DATA NETWORK. IF THE SUPPLIER WERE UNABLE TO CONTINUE TO SUPPLY US WITH CAPACITY, REPLACING THAT CAPACITY WOULD BE COSTLY OR IMPOSSIBLE, WHICH COULD CAUSE A MATERIAL INCREASE IN COSTS OR LOSS IN REVENUE.

        Motient Corporation, which supplies us with wireless network capacity, has filed for reorganization under Chapter 11. Although Motient currently is continuing to meet its obligations to provide us with wireless network capacity, its Chapter 11 filing creates uncertainty regarding its ability to continue to do so. If Motient becomes unable to continue to supply us with the same level of network capacity, we would need to replace that capacity in order to continue meeting our obligations to our customers. The increased costs of obtaining this capacity, or the loss of revenue if we were unable to replace the capacity or lost customers, would increase our losses or reduce earnings.

(i) OUR FAILURE TO DEVELOP RECOGNITION FOR THE AETHER BRAND COULD PREVENT US FROM ACHIEVING A PROFITABLE LEVEL OF SALES.

        Our expenses related to sales and marketing activities (excluding option and warrant expense) were, $2.1 million, $54.2 million and $66.8 million for the years ended December 31, 1999, 2000 and 2001 respectively. We intend to increase the market presence of our brand over time and continue to focus on generating leads and sales opportunities, which will require us to continue our spending on sales and marketing. The following trademarks are registered with the United States Patent and Trademark Office: ScoutSync, Cerulean, Cerulean Design, PacketCluster, PacketCluster Patrol, PacketWriter, MobileMax2, Advantage. The following trademarks have been published or allowed by the United States Patent and Trademark Office: Aether, Aether Systems, Aether & Design, Unwired By Aether, ScoutBuilder, ScoutIT, ScoutWeb, ScoutExtend, Mobile Finance By Aether, Aether Airlead, Aether Attache, Aether Smart Agent, MobileFusion, MobileFusion & Design, Safestop, Information For A Wireless World, PocketInvestigator, PRO2000. However, in connection with our efforts to reduce operating expenses, we plan to reduce our sales and marketing expenses significantly in 2002. Although we believe we can effectively market Aether's brand with reduced costs, our efforts may be less successful than if our expenses remained at historic levels. There can be no assurances that holders of other trademarks will not claim that the published or allowed trademarks, or other Aether pending trademark applications, infringe their trademarks. We may not be able to use these names effectively or at all if we fail to obtain such registrations due to conflicting marks or otherwise. As a result of our recent acquisitions, we expect to market our acquired products and services under their existing brands. We may lose existing customers or fail to attract new customers if these brands are not well received by our customers, if our marketing efforts are not productive, if we are otherwise unsuccessful in increasing our brand awareness or if our competition has greater brand recognition.

(j) AS WE IMPLEMENT OUR PLAN TO REDUCE OUR OPERATING EXPENSES, WE MAY FAIL TO SUPPORT OUR OPERATIONS, WHICH COULD REDUCE DEMAND FOR OUR SERVICES AND MATERIALLY ADVERSELY AFFECT OUR REVENUE.

        Our business strategy is based on the assumption that the number of subscribers to our services, the amount of information they want to receive and the number of services we offer will all increase. We must continue to develop and expand our systems and operations to accommodate this growth. The expansion and or maintenance and adaptation of our customer service and network operations centers require substantial financial, operational and management resources. At the same time, we have implemented plans to reduce our operating expenses, which entails a reduction in operational and management resources. While we believe that our cost reductions are targeted at areas that are not necessary to maintain and develop our ability to serve customers, there can be no assurance that we will succeed in lowering costs while maintaining our ability to provide service. If we fail to maintain or improve service levels, we may lose customers and/or the opportunity to provide more services and products.

(k) WE DEPEND ON RECRUITING AND RETAINING KEY MANAGEMENT AND TECHNICAL PERSONNEL WITH WIRELESS DATA AND SOFTWARE EXPERIENCE. WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS OR SUPPORT EXISTING PRODUCTS IF WE CANNOT HIRE OR RETAIN QUALIFIED EMPLOYEES.

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

(l) WE MAY NOT HAVE ADEQUATELY PROTECTED OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD ALLOW COMPETITORS TO DEVELOP SIMILAR PRODUCTS USING SIMILAR TECHNOLOGY, THUS REDUCING OUR SALES AND REVENUE.

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

(m) WE MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR INTELLECTUAL PROPERTY RIGHTS AND INCUR COSTS OF DEFENSE AND POSSIBLY ROYALTIES OR LOSE THE RIGHT TO USE TECHNOLOGY IMPORTANT TO PROVIDING OUR SERVICES.

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

(n) WE MAY BE SUBJECT TO LIABILITY FOR TRANSMITTING INFORMATION, AND OUR INSURANCE COVERAGE MAY BE INADEQUATE TO PROTECT US FROM THIS LIABILITY.

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

(o) DISRUPTION OF OUR SERVICES DUE TO ACCIDENTAL OR INTENTIONAL SECURITY BREACHES MAY HARM OUR REPUTATION, POTENTIALLY CAUSING A LOSS OF SALES AND AN INCREASE IN OUR EXPENSES.

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

(p) ANY TYPE OF SYSTEMS FAILURE COULD REDUCE SALES, INCREASE COSTS OR RESULT IN CLAIMS OF LIABILITY.

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

(q) OUR ABILITY TO SELL NEW AND EXISTING SERVICES AT A PROFIT COULD BE IMPAIRED BY COMPETITORS.

        Intense competition could develop in the market for services we offer. We developed our software using standard industry development tools. Many of our agreements with wireless carriers, wireless handheld device manufacturers and data providers are non-exclusive. Our competitors could develop and use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services. Our potential competitors could include wireless network carriers such as Verizon Wireless and AT&T Wireless, software developers such as Microsoft Corporation, 724 Solutions and systems integrators such as IBM. Many of our potential competitors have significantly greater resources than we do. Furthermore, competitors may develop a different approach to marketing the services we provide in which subscribers may not be required to pay for the information provided by our services. Competition could reduce our market share or force us to lower prices to unprofitable levels.

(r) WE MAY LOSE THE OPPORTUNITY TO PURSUE DESIRABLE PROJECTS TO INCISCENT, SILA AND MINDSURF AND OTHER COMPANIES IN WHICH WE HOLD EQUITY INTERESTS, BECAUSE SOME OF OUR DIRECTORS AND EXECUTIVE OFFICERS SERVE ON THE BOARDS OF DIRECTORS OF THESE COMPANIES.

        David S. Oros, our chairman and chief executive officer, and some of our other executive officers and directors have been appointed to the boards of directors of companies in which we hold an equity interest, including, Sila, MindSurf and Inciscent. These other companies may develop products that compete with our own products. Mr. Oros and the other directors and executive officers may learn of business opportunities that are appropriate for the boards on which they serve and Mr. Oros and these other individuals may not be required to make those opportunities available to us. If Sila, Inciscent, MindSurf or any other joint ventures we may enter into pursue opportunities that we would have an interest in pursuing, our business may fail to grow or our existing business may suffer. Mr. Oros and these other directors and executive officers may also have other conflicts of interest with Aether because of their positions with Sila, Inciscent and MindSurf and Sila's, Inciscent's and MindSurf's contractual relationships with Aether.

(s) AN INTERRUPTION IN THE SUPPLY OF PRODUCTS AND SERVICES THAT WE OBTAIN FROM THIRD PARTIES COULD CAUSE A DECLINE IN SALES OF OUR SERVICES, AND PRODUCTS WE PURCHASE TO AVOID SHORTAGES MAY BECOME OBSOLETE BEFORE WE CAN USE THEM.

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

(t) OUR SALES CYCLE IS LONG, AND OUR STOCK PRICE COULD DECLINE IF SALES ARE DELAYED OR CANCELLED.

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

(u) OUR SOFTWARE MAY CONTAIN DEFECTS OR ERRORS, AND OUR SALES COULD GO DOWN IF THIS INJURES OUR REPUTATION OR DELAYS SHIPMENTS OF OUR SOFTWARE.

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

(v) NEW LAWS AND REGULATIONS THAT IMPACT OUR INDUSTRY COULD INCREASE OUR COSTS OR REDUCE OUR OPPORTUNITIES TO EARN REVENUE.

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

(w) WE CONDUCT OPERATIONS IN A NUMBER OF COUNTRIES THROUGH SILA AND OTHER SUBSIDIARIES AND ARE SUBJECT TO RISKS OF INTERNATIONAL OPERATIONS.

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

(x) DEBT SERVICE OBLIGATIONS MAY ADVERSELY AFFECT OUR CASH FLOW.

        As a result of the $290.5 million of 6% convertible subordinated notes due 2005 currently outstanding, we have a substantial amount of indebtedness, primarily consisting of the notes. As a result of this indebtedness, we are obligated to make principal and interest payments. There is a possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. We cannot assure you that additional financing arrangements will be available on commercially reasonable terms or at all.

(y) WE MAY NOT BE ABLE TO RECOVER THE FULL VALUE OF GOODWILL RECORDED ON SOME OF OUR ACQUISITIONS AND INVESTMENTS.

        During 2001, 2000, and 1999, we recorded approximately $1.7 billion in goodwill and other intangibles related to our acquisitions and made investments in other companies of approximately $196.8 million . Consideration for some of our acquisitions was partially or fully funded through the issuance of shares of our common stock at a time when our stock price was at historically high prices. Most of the companies we acquired or invested in were start-up or newly formed entities. Most of these companies were privately held and their fair values are highly subjective and not readily determinable. Our policy is to review the value of all our acquisitions and investments for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. At the time of our acquisitions and investments, market valuations and the availability of capital for such companies were at historically high levels. During the year ended December 31, 2001, stock prices and market valuations in our industry and similar industries have fallen substantially in response to a variety of factors, including a general downturn in the economy, a curtailment in the availability of capital and a general reduction in technology expenditures. The market valuations of those publicly traded companies in which we have invested and of other companies similar to those we have acquired or invested in have declined substantially. For the year ended December 31, 2001, we recorded impairment charges aggregating $1.258 billion on these acquisitions and investments. If similar adverse market conditions develop in the future, we may be required to take additional impairment charges.

(z) WE MAY HAVE TO TAKE ACTIONS THAT ARE DISRUPTIVE TO OUR BUSINESS STRATEGY TO AVOID REGISTRATION UNDER THE INVESTMENT COMPANY ACT OF 1940.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements. We maintain instruments subject to interest rate and foreign currency exchange rate risk. We categorize all of our market risk sensitive instruments as non-trading or other instruments.

(1) INTEREST RATE SENSITIVITY

        We are exposed to interest rate risk related to our cash and cash equivalents and short-term investments. Substantially all of our excess funds are invested in cash equivalents with maturities of less than ninety days. Our investment policy calls for investment in short-term low risk instruments. At December 31, 2001, we had $527.4 million (including restricted cash) invested in money market, commercial paper and certificates of deposit. At December 31, 2001, we had $2.5 million in investments with maturities that range from less than one year to ten years. We believe that a 10% increase or decline in interest rates would not be material to our investment income or cash flows.

        We are exposed to interest rate risk on our fixed rate subordinated convertible notes payable. The fair value of this fixed rate debt is sensitive to changes in interest rates. If market rates decline, the required payments will exceed those based on current market rates. Under our current policy, we do not use interest rate derivative instruments to manage our risk of interest rate fluctuations. As our long-term debt obligations bear fixed interest rates, we have minimal cash flow exposure due to general interest rate changes associated with our long-term debt obligations.

(2) FOREIGN RATE SENSITIVITY

        Since the acquisition of IFX and the related formation of Sila and the commencement of U.S. sales to foreign countries, we have been exposed to foreign currency exchange risk. All sales from the U.S. to foreign countries have been denominated in U.S. dollars. Since the revenue and expenses of Sila generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the U.S. dollar will subject us to currency translation risk with respect to the reported results of Sila as well as risks sometimes associated with international operations. The countries in which Sila has operations have traditionally had relatively stable currencies. We do not hedge our foreign currency exposure. We believe that a 10% increase or decline in the British Pound exchange ratio would not be material to cash and cash equivalent balances, interest income, or cash flows from consolidated operations.

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

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item will be included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption Directors and Executive Officers which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2001, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item will be included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption Executive Compensation which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2001, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item will be included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption Security Ownership of Certain Beneficial Owners and Management which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2001, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item will be included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption Certain Relationships and Related Transactions which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2001, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................    38
Report of Other Independent Auditors........................    39
Consolidated Balance Sheets as of December 31, 2000 and
  2001......................................................    40
Consolidated Statements of Operations and Other
  Comprehensive Loss for the years ended December 31, 1999,
  2000, and 2001............................................    41
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 2000, and 2001.............    42
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000, and 2001.........................    44
Notes to Consolidated Financial Statements..................    46

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

(b) REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 2001.

(c) EXHIBITS

        The exhibits required by this Item are listed in the Index of Exhibits.

(d) FINANCIAL STATEMENTS SCHEDULES

        The financial statement schedules required by this Item are listed under
Item 14(a)(2).

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2002.

                              AETHER SYSTEMS, INC.


                        By: /s/      DAVID S. OROS
                           ------------------------------------
                                      DAVID S. OROS
                           Chairman and Chief Executive Officer

                                POWER OF ATTORNEY

        Each person whose signature appears below under the heading Signature constitutes and appoints David S. Oros and David C. Reymann as his or her true and lawful attorneys-in-fact each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any or all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                   SIGNATURE                                        TITLE                          DATE
                   ---------                                        -----                          ----
               /s/ DAVID S. OROS                             Chairman and Chief               April 1, 2002
------------------------------------------------             Executive Officer
                 DAVID S. OROS

              /s/ GEORGE M. DAVIS                            Vice Chairman and                April 1, 2002
------------------------------------------------                 President
                GEORGE M. DAVIS

              /s/ DAVID C. REYMANN                         Chief Financial Officer            April 1, 2002
------------------------------------------------           (Principal Financial and
                DAVID C. REYMANN                             Accounting Officer)

            /s/ J. CARTER BEESE, JR.                               Director                   April 1, 2002
------------------------------------------------
              J. CARTER BEESE, JR.

            /s/ FRANK A. BONSAL, JR.                               Director                   April 1, 2002
------------------------------------------------
              FRANK A. BONSAL, JR.

                                                                   Director                   April 1, 2002
------------------------------------------------
                GEORGE P. STAMAS

                                                                   Director                   April 1, 2002
------------------------------------------------
                 DEVIN N. WENIG

             /s/ THOMAS E. WHEELER                                 Director                   April 1, 2002
------------------------------------------------
               THOMAS E. WHEELER

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                          DOCUMENT AND DESCRIPTION
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

   10.4 Agreement between Aether Technologies International, L.L.C. and New York Stock Exchange dated July 19, 1999. (1)

   10.5 Vendor Agreement by and between Aether Technologies International, L.L.C. and the Nasdaq Stock Market, Inc. dated October 4, 1996. (1)

   10.6 Dow Jones Indexes Enterprise Distribution Agreement dated April 23, 1999. (1)

   10.7 Employment Agreement between Aether Technologies International, L.L.C. and David Oros dated July 7, 1999. (1)

   10.8         Employment Agreement between Aether Systems, Inc. and David C.
                Reymann dated June 8, 2001. (7)

   10.9         Series A Preferred Stock Purchase Agreement dated August 9,
                1999. (1)

   10.10 Software License Agreement by and between Aether Technologies International, L.L.C. and AirWeb Corporation dated August 9, 1999 (1)

   10.11 Strategic License Agreement between Aether Technologies International, L.L.C. and Riverbed Technologies, Inc. dated June 15, 1999. (1)

   10.12 Consulting Agreement between Aether Technologies, L.L.C. and Orbcomm Global, L.P. dated October 26, 1998. (1)

  EXHIBIT
  NUMBER                          DOCUMENT AND DESCRIPTION
  -------                         ------------------------

   10.13 Credit Agreement dated September 28, 1999 among Merrill Lynch & Co. and the leaders named therein. (1)

   10.14        Aether Systems, Inc. 1999 Equity Incentive Plan as amended June
                22, 2001.

   10.15 Aether Systems, Inc. Senior Bonus Plan effective as of September 29, 1999. (1)

   10.16 Aether Systems, Inc. Acquisitions Incentive Plan effective as of December 15, 2000. (6)

   10.17 Amended and Restated Registration Rights Agreement dated March 3, 2000. (1)

   10.18 Form of Subscription Agreement between Aether Systems, Inc. and National Discount Brokers. (1)

   10.19        Series B Preferred Stock Purchase Agreement dated January 18,
                2000. (3)

   10.20 Master Agreement between Aether Systems, Inc. and Charles Schwab & Co., Inc., dated December 23, 1999. (3)

   10.21        Inciscent, Inc. Series A Stock Purchase Agreement (3)

   10.22 Agreement between National Discount Brokers Corporation and Aether Systems, Inc., dated November 4, 1999. (3)

   10.23 Development Agreement between Response Services, LLC and Aether Systems, Inc. dated January 12, 2000. (3)

   10.24 Shareholders Agreement dated May 5, 2000 relating to Sila Communications Limited. (4)

   10.25 Common Stock Purchase Agreement by and among Aether Systems, Inc. and America Online, Inc. dated as of November 5, 2001.

   11.1         Statement regarding computation of per share earnings.

   21.1         Subsidiaries of Aether Systems.

   23.1         Consent of KPMG LLP.

   23.2         Consent of Ernst & Young.

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

(5) Incorporated by reference to the Registration Statement (File No. 333-44566)on Form S-1 filed with the Commission on September 27, 2000, as amended.

(6) Incorporated by reference to the Registration Statement (File No. 333-52222) on Form S-8 filed with the Commission on December 20, 2000.

(7) Incorporated by reference to the Form 10-Q filed with the Commission on June 30, 2001.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Aether Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Aether Systems, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Sila Communications Limited, a majority-owned subsidiary, which statements reflect total assets constituting 6.7% and 2.2% and total revenues constituting 21.7% and 11.5% of the related consolidated totals in 2000 and 2001, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to the amounts included for Sila Communications Limited, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aether Systems, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 4 to the financial statements, the Company changed its method for accounting for derivatives with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in 2001.


                                  /s/ KPMG LLP

McLean, Virginia
February 5, 2002
except for Note 17 - Subsequent Events
which is as of March 18, 2002.

                         REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Shareholders
Sila Communications Limited

We have audited the consolidated balance sheet of Sila Communications Limited as of December 31, 2001 and 2000 and the related consolidated statement of operations, shareholders' equity and cash flows for the year ended December 31, 2001 and for the period from May 5, 2000 (inception) to December 31, 2000 (not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sila Communications Limited at December 31, 2001 and 2000 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2001 and for the period from May 5, 2000 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                ERNST & YOUNG LLP
London, England

February 5, 2002

                              AETHER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        2001

                                                            ----------   ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................$  856,391   $  522,177
  Restricted cash...........................................    16,356        5,253
  Short-term investments....................................     2,648        2,490
  Trade accounts receivable, net of allowance for doubtful
     accounts of $5,695 and $10,561 at December 31, 2000
     and 2001, respectively.................................    30,263       24,802
  Inventory.................................................    19,130       27,178
  Prepaid expenses and other current assets.................    17,081       19,521
                                                            ----------   ----------
          Total current assets..............................   941,869      601,421
Property and equipment, net.................................    53,223       61,304
Investments.................................................   182,444       32,350
Intangibles, net............................................ 1,478,485      226,774
Other noncurrent assets, net................................    21,354       27,571
                                                            ----------   ----------
                                                            $2,677,375   $  949,420
                                                            ==========   ==========
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable..........................$   13,741  $    15,493
  Accounts payable..........................................     9,747        8,560
  Accrued expenses..........................................    37,168       27,666
  Accrued employee compensation and benefits................    12,566        9,983
  Acquisitions payable......................................    29,781           --
  Deferred revenue..........................................    14,170       15,145
  Restructuring reserve (current portion)...................        --       15,452
  Accrued interest payable..................................     5,072        5,249
                                                            ----------   ----------
          Total current liabilities.........................   122,245       97,548
Convertible subordinated notes payable and other notes
  payable, less current portion.............................   321,201      290,645
Deferred tax liability......................................    10,694           --
Deferred revenue, less current portion......................        --        6,380
Restructuring reserve, less current portion.................        --       12,365
                                                            ----------   ----------
     Total liabilities......................................   454,140      406,938


Minority interest in net assets of a subsidiary.............    55,537          (45)

Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
     authorized; 0 shares issued and outstanding at December
     31, 2000 and 2001......................................        --           --
  Common stock, $0.01 par value;1,000,000,000 shares
     authorized; 40,415,722 and 41,864,646 shares issued
     and outstanding at December 31, 2000 and 2001,
     respectively...........................................       404          419
  Additional paid-in capital................................ 2,552,016    2,579,445
  Accumulated deficit.......................................  (385,314)  (2,039,409)
  Foreign currency translation adjustment...................      (113)         487
  Unrealized gain on investments available for
     sale...................................................       705        1,585
                                                            ----------   ----------
        Total stockholders' equity.......................... 2,167,698      542,527
                                                            ----------   ----------
     Commitments and Contingencies

        Total liabilities and stockholders' equity..........$2,677,375   $  949,420
                                                            ==========   ==========

See accompanying notes to consolidated financial statements.

                              AETHER SYSTEMS, INC.

       CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1999       2000        2001
                                                              -------   --------    ---------
Subscriber revenue..........................................  $ 3,617   $ 24,802    $ 44,031
Engineering services revenue................................    2,594      9,444       7,860
Software and related services revenue.......................       --     17,278      36,982
Device sales................................................      115      6,630      24,007
                                                              -------   --------    ---------
          Total revenue.....................................    6,326     58,154     112,880
Cost of subscriber revenue..................................    2,005     11,254      27,167
Cost of engineering services revenue........................    1,366      5,693       3,644
Cost of software and related services revenue...............       --      5,724      11,625
Cost of device sales........................................      105      7,345      38,318
                                                              -------   --------    ---------
          Total cost of revenue.............................    3,476     30,016      80,754
                                                              -------   --------    ---------
          Gross profit......................................    2,850     28,138      32,126
                                                              -------   --------    ---------
Operating expenses:
  Research and development (exclusive of option and warrant
     expense)...............................................    2,614     30,189      63,937
  General and administrative (exclusive of option and
     warrant expense).......................................    5,891     52,937      90,893
  Selling and marketing (exclusive of option and warrant
     expense)...............................................    2,095     54,151      66,757
  In-process research and development related to
     acquisitions...........................................       --      7,860          --
  Depreciation and amortization.............................    1,089    238,074     180,724
  Option and warrant expense:
     Research and development...............................      150      6,233       6,767
     General and administrative.............................   18,005      6,246       4,511
     Selling and marketing..................................    1,043      1,866       3,130
  Impairment of intangibles.................................       --         --   1,121,001
  Restructuring charge......................................       --         --      45,006
                                                              -------   --------   ---------
                                                               30,887    397,556   1,582,726
                                                              -------   --------   ---------
          Operating loss....................................  (28,037)  (369,418) (1,550,600)
Other income (expense):
     Interest income........................................      996     57,075      28,013
     Interest expense.......................................    (1225)   (14,724)    (19,354)
     Equity in losses of investments........................   (2,425)   (47,886)    (57,523)
     Investment loss, including impairments, net............       --         --    (143,382)
     Minority interest......................................       --     10,692      63,809
                                                              -------    -------   ---------
Loss before income taxes, extraordinary item and
  cumulative effect of change in accounting principle.......  (30,691)  (364,261) (1,679,037)
Income tax benefit..........................................       --      1,561      10,694
                                                              -------    -------   ---------
Loss before extraordinary item and cumulative effect
  of change in accounting principle.........................  (30,691)  (362,700) (1,668,343)
Extraordinary item (early extinguishment of debt) ..........       --         --       7,684
                                                              -------    -------   ---------
Loss before cumulative effect of change in accounting
  principle....................... .........................  (30,691)  (362,700) (1,660,659)
Cumulative effect of change in accounting principle
  relating to adoption of SFAS No. 133......................       --         --       6,564
                                                              -------   --------   ---------
          Net Loss.......................................... $(30,691) $(362,700)$(1,654,095)
                                                              -------   --------   ---------
Other comprehensive loss:
     Unrealized holding gain (loss) on investments available
       for sale.............................................      (12)       775         880
     Foreign currency translation adjustment................       --       (113)        600
                                                              -------   --------   ---------
Comprehensive loss.......................................... $(30,703) $(362,038)$(1,652,615)
                                                              =======   ========   =========
Net loss per share- basic and diluted before extraordinary
     item and cumulative effect of change in accounting
     principle..............................................           $   (9.99)    $(40.96)
Extraordinary item (early extinguishment of debt)...........                  --        0.19
Cumulative effect of change in accounting principle
       relating to adoption of SFAS No. 133.................                  --        0.16
                                                                        --------   ---------
Net loss per share-basic and diluted........................           $   (9.99)    $(40.61)
                                                                        ========   =========
     Weighted average shares outstanding--basic and
       diluted..............................................              36,310      40,732
                                                                        ========   =========
Pro forma statement of operations data (unaudited):
     Loss before income taxes, as reported.................. $(30,691)
     Pro forma income tax provision (benefit)...............       --
                                                              -------
     Pro forma net loss..................................... $(30,691)
                                                              =======
     Pro forma net loss per share-basic and diluted.........  $ (1.45)
                                                              =======
     Pro forma weighted average shares outstanding-basic and
       diluted..............................................   21,207
                                                              =======

See accompanying notes to consolidated financial statements.

                              AETHER SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                        NOTES        FOREIGN
                                                          ADDITIONAL                 RECEIVABLE     CURRENCY       UNREALIZED
                                     PREFERRED   COMMON    PAID-IN      ACCUMULATED      FROM       TRANSLATION   GAIN (LOSS) ON
                                       STOCK     STOCK     CAPITAL        DEFICIT     STOCKHOLDER   ADJUSTMENT     INVESTMENTS
                                     ---------   ------   ----------   -------------   -----------   -----------   -------------
Balance at December 31, 1998.......     --          --            --             --          --            --
Issuance of replacement options in
  Mobeo acquisition................     --          --            --             --          --            --             --
Exercise of unit options and
  warrants.........................     --          --            --             --          --            --             --
Option and warrant expense.........     --          --            --             --          --            --             --
Net loss -- pre merger.............     --          --            --             --          --            --             --
Merger of Aether Technologies
  International, L.L.C. into Aether
  Systems, Inc. in October 1999....     --         200         2,714             --        (137)           --            (58)
Net proceeds of initial public
  offering.........................     --          69       101,045             --          --            --             --
Unrealized loss on investments
  available for sale...............     --          --            --             --          --            --            (12)
Option and warrant expense.........     --          --        16,875             --          --            --             --
Exercise of stock options..........     --           2           258             --          --            --             --
Net loss -- post merger............     --          --            --        (22,614)         --            --             --
                                        --        ----    ----------    -----------       -----         -----           ----
Balance at December 31, 1999.......     $--       $271    $  120,892    $   (22,614)      $(137)           --           $(70)
                                        --        ----    ----------    -----------       -----         -----           ----
Repayment on note receivable from
  stockholder......................     --          --            --             --         137            --             --
Gain on sales of stock by equity
  method investee..................     --          --        73,349             --          --            --             --
Proceeds from secondary offering...     --          54     1,056,872             --          --            --             --
Issuance of stock and replacement
  options in Riverbed
  acquisition......................     --          45     1,136,038             --          --            --             --
Issuance of stock and replacement
  options in Cerulean
  acquisition......................     --           5        69,944             --          --            --             --
Issuance of stock and replacement
  options in RTS acquisition.......     --          13        77,941             --          --            --             --
Exercise of options and warrants...     --          16         2,635             --          --            --             --
Option and warrant expense.........     --          --        14,345             --          --            --             --
Unrealized gain on investments
  available for sale...............     --          --            --             --          --            --            775
Foreign currency translation.......     --          --            --             --          --          (113)            --
Net loss...........................     --          --            --    $  (362,700)         --            --             --
                                        --        ----    ----------    -----------       -----         -----           ----
Balance at December 31, 2000.......     $--       $404    $2,552,016    $  (385,314)      $  --         $(113)          $705
                                        ==        ====    ==========    ===========       =====         =====           ====
Gain on sales of stock by equity
  method investee..................     --          --         6,071             --          --            --             --
Proceeds from sale of stock........     --           7         4,868             --          --            --             --
Issuance of stock for acquisition..     --           1           999             --          --            --             --
Exercise of options and warrants...     --           7         1,083             --          --            --             --
Option and warrant expense.........     --          --        14,408             --          --            --             --
Unrealized gain on investments
  available for sale...............     --          --            --             --          --            --            880
Foreign currency translation.......     --          --            --             --          --           600             --
Net loss...........................     --          --            --    $(1,654,095)         --            --             --
                                        --        ----    ----------    -----------       -----         -----           ----
Balance at December 31, 2001.......     $--       $419    $2,579,445    $(2,039,409)      $  --         $ 487         $1,585
                                        ==        ====    ==========    ===========       =====         =====           ====

                                     MEMBERS'
                                     CAPITAL      TOTAL
                                     --------   ----------
Balance at December 31, 1998.......    8,029         8,029
Issuance of replacement options in
  Mobeo acquisition................      374           374
Exercise of unit options and
  warrants.........................       70            70
Option and warrant expense.........    2,323         2,323
Net loss -- pre merger.............   (8,077)       (8,077)
Merger of Aether Technologies
  International, L.L.C. into Aether
  Systems, Inc. in October 1999....   (2,719)           --
Net proceeds of initial public
  offering.........................       --       101,114
Unrealized loss on investments
  available for sale...............       --           (12)
Option and warrant expense.........       --        16,875
Exercise of stock options..........       --           260
Net loss -- post merger............       --       (22,614)
                                      ------    ----------
Balance at December 31, 1999.......   $   --    $   98,342
                                      ------    ----------
Repayment on note receivable from
  stockholder......................       --           137
Gain on sales of stock by equity
  method investee..................       --        73,349
Proceeds from secondary offering...       --     1,056,926
Issuance of stock and replacement
  options in Riverbed
  acquisition......................       --     1,136,083
Issuance of stock and replacement
  options in Cerulean
  acquisition......................       --        69,949
Issuance of stock and replacement
  options in RTS acquisition.......       --        77,954
Exercise of options and warrants...       --         2,651
Option and warrant expense.........       --        14,345
Unrealized gain on investments
  available for sale...............       --           775
Foreign currency translation.......       --          (113)
Net loss...........................       --      (362,700)
                                      ------    ----------
Balance at December 31, 2000.......   $   --    $2,167,698
                                      ======    ==========
Gain on sales of stock by equity
  method investee..................       --         6,071
Proceeds from sale of stock........       --         4,875
Issuance of stock for acquisition..       --         1,000
Exercise of options and warrants...       --         1,090
Option and warrant expense.........       --        14,408
Unrealized gain on investments
  available for sale...............       --           880
Foreign currency translation.......       --           600
Net loss...........................       --    (1,654,095)
                                      ------    ----------
Balance at December 31, 2001.......   $   --    $  542,527
                                      ======    ==========

                              AETHER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------
                                                                      1999        2000       2001
                                                                   ----------  ---------   ---------
Cash flows from operating activities:
  Net loss......................................................    $(30,691)  $(362,700) (1,654,095)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization...............................       1,089     238,074     180,724
    Provision (recovery) for doubtful accounts..................         (59)      1,391       9,801
    Provision (recovery) for inventory obsolescence.............         (54)         83      14,381
    Equity in losses of investments.............................       2,425      47,886      57,523
    Option and warrant expense..................................      19,198      14,345      14,408
    Minority interest...........................................          --     (10,692)    (63,809)
    Deferred income tax benefit.................................          --      (1,561)    (10,694)
    In process research and development related to
       acquisitions.............................................          --       7,860          --
    Extraordinary item..........................................          --          --      (7,684)
    Cumulative effect of change in accounting principle.........          --          --      (6,564)
    Impairment of intangibles...................................          --          --   1,121,001
    Realized losses on long-term investments, including
       impairments..............................................          --          --     143,382
    Changes in assets and liabilities, net of acquired
       assets and liabilities:
       Increase in trade accounts receivable....................      (1,732)    (17,177)    (5,540)
       Increase in inventory....................................        (491)    (10,019)   (25,286)
       Increase in prepaid expenses and other assets............      (3,616)     (9,186)    (3,955)
       Decrease in accounts payable.............................        (377)     (3,479)    (1,187)
       Increase (decrease) in accrued expenses, accrued
         employee compensation and benefits, interest
         payable and acquisitions payable.......................       2,052      36,180    (15,189)
       Increase in restructuring reserve........................          --          --     27,817
       Increase (decrease) in deferred revenue..................         176       5,156      4,273
                                                                    --------    --------   ---------
         Net cash used by operating activities..................     (12,080)    (63,839)  (220,693)
                                                                    --------    --------  ---------
Cash flows used by investing activities:
  Sales and maturities of short-term investments................      12,640       7,731      3,286
  Purchases of short-term investments...........................      (8,722)     (5,618)    (3,411)
  Acquisitions, net of cash acquired............................     (11,548)   (303,741)   (33,835)
  Purchases of property and equipment...........................      (2,447)    (48,346)   (38,468)
  Investments...................................................      (2,500)   (158,412)   (41,504)
  Sale of long-term investments.................................          --          --      5,689
  Increase in other intangible assets...........................          --      (1,800)    (4,653)
  Increase in other assets......................................          --      (2,053)    (7,078)
                                                                    --------    --------  ---------
         Net cash used in investing activities..................     (12,577)   (512,239)  (119,974)
                                                                    --------    --------  ---------
Cash flows provided by financing activities:
  Proceeds from issuance of common stock........................     101,114   1,056,926      4,875
  Proceeds from issuance of convertible debt....................          --     300,294         --
  Repayment of notes payable including buyback of
     convertible debt...........................................          --          --    (12,316)
  Proceeds from note payable/credit facility....................      14,830          --      5,160
  Repayments on notes payable/credit facility...................     (14,830)         --       (583)
  Repayment of notes receivable from stockholder................          --         137         --
  (Increase) decrease in restricted cash........................          --     (26,899)        --
  Contributions from minority shareholder of a subsidiary.......          --      20,818      8,227
  Exercise of options and warrants..............................         330       2,651      1,090
                                                                    --------    --------   ---------
         Net cash provided by financing activities..............     101,444   1,353,927      6,453
                                                                    --------    --------   ---------
         Net increase (decrease) in cash and cash equivalents...      76,787     777,849   (334,214)
Cash and cash equivalents, at beginning of period...............       1,755      78,542    856,391
                                                                    --------    --------   ---------
Cash and cash equivalents, at end of period.....................    $ 78,542    $856,391  $ 522,177
                                                                    ========    ========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest........................    $  1,027     $ 9,327  $  18,030
                                                                    ========    ========   =========

See accompanying notes to consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

        In 1999, 2000 and 2001, the Company incurred unrealized holding gains (losses) associated with its investments available for sale totaling $(12), $775 and $880, respectively. These amounts have been reported as increases (decreases) in members' capital and stockholders' equity.

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

        In 2000 and 2001, the Company recorded gains through stockholders' equity of $73,349 and $6,071, respectively, from the sale of stock by OmniSky, Inc. to third parties at per share amounts in excess of the book value per share.

        In June 2001, the Company acquired certain completed technology from SmartPoint, Inc. in exchange for 70,852 shares of the Company's common stock. The value of the common stock of $1,000 has been allocated to the fair value of the assets purchased with a corresponding increase in stockholders' equity.

        In July 2001, approximately $1,200 of trade receivables owed to the Company by Spring Wireless,Ltd. was offset by the Company's additional investment in Spring Wireless.

        In connection with the agreement with America Online Inc. ("AOL"), the Company has accrued $2,500 as of December 31, 2001 for the remaining portion of a license payment due to AOL. Such amount has been allocated to the fair value of the assets purchased.

See accompanying notes to consolidated financial statements.

                              AETHER SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) ORGANIZATION AND DESCRIPTION OF THE BUSINESS

        Aether Systems, Inc. (the Company) was originally formed as Aeros, L.L.C. in January 1996. The Company changed its name to Aether Technologies International, L.L.C. effective August 1996 and to Aether Systems L.L.C. effective September 1999. Immediately prior to the completion of its initial public offering of common stock on October 26, 1999, the limited liability company was converted into a Delaware corporation and the Company's name was changed to Aether Systems, Inc.

        From its inception until March 1997, the Company primarily provided wireless engineering services, including the development of wireless software applications for customers. In March 1997, the Company began offering services that provide the users of wireless handheld devices access to real-time financial information. During 1997, the Company made a strategic decision to focus a significant portion of its engineering resources on the development of these and other wireless data services and systems, including Aether Intelligent Messaging (AIM) package of wireless messaging software and software development tools.

        In 1998 and 1999, the Company continued to develop financial information services -- as well as financial transaction services -- internally and through its acquisition of Mobeo, Inc. In 1999, the Company also completed its initial public offering and began to expand its service offerings to areas other than financial information and transactions.

        In 2000, the Company continued its expansion into other vertical markets, including: the transportation and logistics vertical market through its acquisitions of LocusOne and Motient's retail transportation business unit and the mobile government vertical market through the acquisitions of Cerulean and SunPro. The Company broadened its software offerings through its purchase of Riverbed and RTS Wireless. Also in 2000, the Company moved into the European marketplace with its acquisition of IFX, and the related formation of Sila Communications, Ltd (Sila). The Company entered the general wireless and Internet messaging services market through strategic relationships with Research in Motion (RIM) and others and through its own service offerings.

        In 2001, the Company continued its integration strategy. The Company focused its efforts on several growth areas including mobile government and transportation and logistics. The Company created its enterprise services division to develop and sell enterprise products to large corporations. Also in 2001, the Company entered into a strategic relationship with America Online, Inc. (AOL) to provide wireless solutions to small and medium sized businesses.

NOTE (2) MERGER AND INITIAL PUBLIC OFFERING

        The Company is the successor to the business formerly conducted by Aether Systems, L.L.C. (Aether) (previously Aether Technologies International, L.L.C.), which was formed in January 1996. Effective October 26, 1999, in connection with the Company's initial public offering of common stock, Aether merged with and into Aether Systems, Inc. The Company is the surviving company in the merger, and the Company and its stockholders own all of the assets and rights and the Company is subject to all of the obligations and liabilities of Aether. Immediately prior to the merger, each member contributed its membership units in Aether Systems, L.L.C. to Aether Systems, Inc., a newly formed Delaware corporation, in exchange for two and one-half shares of common stock of Aether Systems, Inc. Effective with the merger, the Company converted to a Subchapter C Corporation under the Internal Revenue Code of 1986, as amended.

        On October 26, 1999, the Company completed its initial public offering, which involved the sale of 6,900,000 shares of common stock at $16.00 per share, including 900,000 shares from the exercise of the underwriters' over-allotment option. Net proceeds to the Company after deducting underwriting discounts, commissions and other expenses of the offering were approximately $101.1 million.

NOTE (3) SECONDARY PUBLIC OFFERINGS

        On March 17, 2000, the Company completed a secondary offering for the sale of 5,411,949 shares of common stock, including the sale of 825,000 shares from the exercise of the underwriters' over-allotment option, at $205.00 per share. The net proceeds after deduction of underwriting discounts and offering expenses were approximately $1.06 billion. Concurrently with this offering, the Company completed an offering for the sale of an aggregate $310.5 million of 6% convertible subordinated notes (the Notes) due in 2005, including $40.5 million in principal amounts from the exercise of the underwriters' over-allotment. The net proceeds after deduction of underwriting discounts and offering expenses were approximately $300.6 million. The underwriting discounts and expenses of the Notes offering of $9.8 million have been included in other assets as deferred financing fees. The Notes are convertible, at the option of the holder, at any time prior to maturity, into shares of common stock of Aether at a conversion price of $243.95 per share, which is equal to a conversion rate of
4.0992 shares per $1,000 principal amount of notes, subject to adjustment.

On September 27, 2000, certain of the Company's stockholders sold 5,000,000 shares of common stock, in an underwritten offering at $105.00 per share. No new shares were issued in the offering and, as such, the Company received no proceeds from the sale.

NOTE (4) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Minority interest consists wholly of Reuters PLC's ownership interest in Sila Communications Limited ("Sila").

(b) REVENUE RECOGNITION

        The Company derives revenue from four sources (i) subscriber revenue
(ii) engineering services (iii) software and related services, and (iv) device sales. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

        i.)     Subscriber revenue

        The Company derives subscriber revenue from the provision of real-time access to business information integrated into existing wireless communication platforms. For all sales, except those completed over the Internet, the Company obtains signed binding contracts with its subscribers. Contracts with its wireless data subscribers are generally for a one-year period and include a termination penalty if cancelled by the subscriber before the one-year period expires. These contracts are generally renewable at the option of the subscriber for additional one-year periods or otherwise continue on a monthly basis until cancelled by the subscriber.

        The Company's subscriber contracts contain provisions for elements such as service, activation, and wireless devices. This requires the Company to allocate revenue to such elements based on their relative fair values which requires significant management judgments and estimates. The Company estimates the relative fair value of the service based on contractual renewal rates. The Company estimates the fair value of the equipment based on sales in which the only element of the transaction was equipment.

        Subscriber revenue consists primarily of fixed charges for usage recognized as the service is provided and one-time non-refundable activation fees recognized ratably over the expected life of the customer relationship. Certain of the Company's customers are billed in advance with revenue deferred and recognized on a monthly basis over the term of the agreement. Also included in subscriber revenue are market exchange fees for access to financial information from the securities exchanges and markets, which are recognized as the service is provided. The Company also recognizes fees for managing data through its network operations center. Such fees are recognized ratably over the contract period.

        ii.)    Engineering services revenue

        Engineering services revenue is derived from the provision of wireless integration consulting under time-and-materials and fixed-fee contracts. Revenue on time-and-materials contracts is recognized as time is spent at hourly rates, which are negotiated with the customer. Revenue on fixed-fee contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Anticipated contract losses are recognized as soon as they become known and estimable.

        iii.)   Software and related services revenue

        Software and related services revenues are generated from licensing software and providing services, including maintenance and technical support, training and consulting. Software revenue consists of fees for licenses of the Company's software products. The Company recognizes revenue when the license agreement is signed, the license fee is fixed and determinable, delivery of the software has occurred, and collectibility of the fees is considered probable. At the time of the transaction, the Company assesses whether the fee associated with its revenue transactions is fixed and determinable and whether or not collection is reasonably assured. If a significant portion of a fee is due after the normal payment term, the Company accounts for the fee as not being fixed and determinable. In these cases, the Company recognizes revenue as the fees become due. The Company assesses collection based on a number of factors, including past transaction history with the customer and credit worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, it defers the fee and recognizes revenue at the time it becomes reasonably assured, which is generally upon receipt of cash.

        Revenue from licensing software that requires significant customization and modification is recognized using the percentage of completion method, based on the hours incurred in relation to the total estimated hours. Service revenues consist principally of maintenance and technical support, which consists of unspecified when-and-if available product updates and customer telephone support services and are recognized ratably over the term of the service period. Other service revenues are recognized as the related services are provided. In situations where the Company hosts the software and the customer has the option to take possession of the software at any time during the hosting period without significant penalty and it believes it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the Company to host the software, the software element is accounted for in accordance with SOP 97-2. Otherwise, such amounts are recognized ratably over the hosting period.

        iv.)    Device revenue

        The Company derives device revenue from the sale of wireless devices used to provide its services. Generally, revenue for device sales is recognized upon delivery. In cases where in management's judgment, i.) the service is essential to the functionality of the device and ii.) only the Company's ongoing service is available for the device, the Company recognizes the device revenue as the ongoing service is provided over the estimated term of the customer relationship.

        v.)     Revenue from multiple element arrangements

        For arrangements with multiple elements, the Company allocates revenue to each component of the arrangement using the residual value method. This means that the Company defers revenue from the total fees associated with the arrangement equivalent to the fair value of the element(s) of the arrangement that has not yet been delivered. The fair value of any undelivered elements is established by using historical evidence specific to the Company.

        vi.)    Revenue from related parties

        Revenue from products and services sold to companies that the Company has also made strategic investments in (related parties) is allocated between the investment and revenue recognized based on the relative fair value of the products and services sold and the investment received. The Company has determined the fair value of the investments based on the fact that all of its investments were made in participation with other unrelated financial investors at the same price per share as the other investors. The Company's investment policy generally limits its investments to companies that have completed at least two rounds of financing and generally requires that an unrelated investor lead the round of financing that the Company participates in. The Company estimates the fair value of products and services sold based on comparable sales transactions to other unrelated companies. Sales to related parties were $11.4 million, $10.5 million and $2.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(c) COST OF REVENUES

        Cost of subscriber revenue consists primarily of airtime costs, financial data costs, and securities and market exchange fees and excludes depreciation on and operating costs of the Company's network operations centers and certain costs of customer fulfillment and customer care. When the subscribers' monthly fee includes the use of a wireless device, the Company depreciates the cost of the device over its expected useful life or the expected term of the customer relationship. Cost of engineering services revenue consists of cash compensation and related costs for engineering personnel and materials. Cost of software and related services revenue consists of third party royalties and personnel costs related to the cost of maintenance, consulting and support. Cost of device sales consists primarily of the cost of the device and expensed when delivery occurs. When the service is considered essential to the functionality of the device, the cost of the device is expensed over the expected term of the customer relationship.

(d) CASH AND CASH EQUIVALENTS

        Cash equivalents include all highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents consisted of the following:

                                                          DECEMBER 31,       DECEMBER 31,
                                                             2000               2001
                                                        ----------------   ----------------
Cash..................................................     $ 37,581            $ 33,586
Money market accounts.................................     $767,876            $469,868
Municipal Bonds.......................................     $     --            $  5,285
Commercial paper......................................     $ 40,934            $    998
Certificates of deposit...............................     $ 10,000            $ 12,440
                                                           --------            --------
          Total.......................................     $856,391            $522,177
                                                           ========            ========

(e) RESTRICTED CASH

        Restricted cash consists of cash held by the Company for which use of the funds is contractually restricted. At December 31, 2001, the Company has restricted cash of $5.3 million relating to its agreement with AOL. The escrow is available to AOL in the event of the Company's non-payment of short term advertising liabilities to AOL.

(f) SHORT-TERM INVESTMENTS

        Short-term investments consist of highly liquid investments with original maturities greater than three months and less than one year and those longer-term investments that the Company expects to liquidate within twelve months. The Company has classified its short-term investments as available for sale and carries such investments at fair value. Unrealized gains (losses) are excluded from earnings (loss) and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of these investments are determined on a specific identification basis. As of December 31, 2000 and 2001, short-term available-for-sale investments consisted mainly of U.S. treasury securities and corporate debt securities.

(g) FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of the Company's financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and notes payable (excluding the Notes) approximate their fair value due to the relatively short duration of the instruments.

        The fair value of the Notes at December 31, 2000 and 2001 was $177.6 million and $170.3 million, respectively, based on quoted market prices.

(h) CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and trade receivables.

        The Company invests cash not immediately needed for operations in money market securities of various financial institutions, commercial paper, treasuries and certificates of deposit. The money market securities represent underlying investments in commercial paper issued by financial institutions and other companies with high credit ratings and securities issued by or backed by the U.S. Government. The amounts invested in some cases exceed the F.D.I.C. limits. The Company has not experienced any losses in its cash and cash equivalents and believes it is not exposed to any significant credit risk on these amounts.

        Trade accounts receivable subject the Company to the potential for credit risk. The Company extends credit to customers on an unsecured basis in the normal course of business. In the past, a portion of the Company's customer base has included companies with a limited operating history that were subject to many of the risks and uncertainties that the Company is, including rapid changes in technology, no established markets for their products, and intense competition, among others. In addition, many of these companies required significant infusions of capital to continue operations. The availability of such capital has been curtailed during 2001 and some of these companies were not able to raise sufficient funds to continue their operations. The Company's policy is to perform an analysis of the recoverability of its trade accounts receivable at the end of each reporting period and to establish allowances for those accounts considered uncollectible. The Company analyzes historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result, the Company recorded bad debt expense of $9.8 million during the year ended December 31, 2001. If market conditions for these companies continue to deteriorate, the Company may be required to record additional allowances for doubtful accounts in the future. The Company believes that its allowance for doubtful accounts at December 31, 2001 is adequate.

(i) INVENTORY

        Inventory, net of allowance for obsolete and slow-moving inventory, consists of finished goods such as handheld and laptop computers, pagers, wireless modems, and accessories and is stated at the lower of cost or market. Cost is determined using a standard costing method, which approximates the first-in, first-out method. The Company's inventory is subject to rapid technological changes that could have an adverse impact on its realization in future periods. In addition, there are a limited number of suppliers of the Company's inventory. During 2001, the Company recorded an impairment charge of approximately $14.4 million to reduce the carrying value of its inventory due to obsolescence and excess inventory. The Company estimated the reduction in inventory value based on consideration of the following: (1) quantities and composition of inventory held; (2) sales prices of competing vendors; (3) projected unit sales and unit pricing over subsequent periods; and, (4) evaluation of remaining inventory purchase commitments. If the Company's estimates of projected units sales and unit pricing differ from actual results, the Company may be required to record additional impairment charges in the future.

(j) PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. The costs of leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. For constructed assets, all costs that are necessary to bring such assets to the condition and location necessary for their intended use are initially capitalized as construction-in-progress and are subsequently transferred to equipment.

(k) INVESTMENTS

        The Company accounts for those investments in which it exercises significant influence or has an ownership interest greater than twenty percent under the equity method. For equity method investments, the Company records its proportionate share of the investee's net income or loss. Generally, the Company accounts for its investments in which the Company has an ownership interest less than twenty percent under the cost method for its private investments. Investments in marketable equity securities, if not considered equity method investments, are considered available-for-sale securities.

        Investments carried at cost or on the equity method are written down if circumstances indicate the carrying amount of the investment may not be recoverable. Investments available for sale are carried at fair value based on quoted market prices. Net unrealized holding gains and losses are excluded from income and are reported as a separate component of stockholders' equity unless a decline in market value is considered other than temporary. Realized gains and losses are included in income.

(l) DERIVATIVES

        The Company adopted SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities", as amended, on January 1, 2002. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income
(loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company's use of derivative financial instruments is discussed in
Note 6 to these Notes to the Consolidated Financial Statements. The Company recognized a $6.6 million gain on the adoption of SFAS No. 133.

(m) INTANGIBLES AND RECOVERY OF LONG-LIVED ASSETS

        Cost in excess of the fair value of tangible and identifiable intangible net assets acquired is amortized on a straight-line basis over three to seven years. Identifiable intangible assets consist of completed technology, assembled workforce, trademarks, and acquired subscribers. Identifiable intangible net assets are amortized on a straight-line basis over two to seven years.

        The Company's policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" the Company recognizes an impairment when the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. The measurement of the impairment losses to be recognized is based upon the difference between the fair value and the carrying amount of the assets. See
Note 6.

(n) STOCK OPTIONS AND WARRANTS

        The Company accounts for equity-based employee compensation arrangements in accordance with the provisions of Accounting Principle Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FIN 44, and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

(o) PRO FORMA INCOME (LOSS) DATA (UNAUDITED) AND NET INCOME (LOSS) PER SHARE

        The accompanying unaudited pro forma statement of operations information has been prepared as if the Company were treated as a Subchapter C Corporation for Federal and state income tax purposes from January 1, 1999. The Company has provided no income taxes on a pro forma basis due to the loss incurred in 1999.

        The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share", and SEC Staff Accounting Bulletin No. 98 (SAB
98). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Pro forma basic and diluted net loss per share (unaudited) has been calculated assuming that the capital structure established at the date of the initial public offering was in effect during the periods presented. As the Company has had a net loss in each of the periods presented, pro forma and historical basic and diluted net loss per share are the same.

(p) RESEARCH AND DEVELOPMENT

        Research and development costs are expensed as incurred.

(q) ADVERTISING EXPENSE

        Advertising costs are expensed as incurred. Production costs for advertising are expensed the first time the related advertisement takes place. Advertising expense was approximately $933,000, $23.1 million and $8.1 million for the years ended December 31, 1999, 2000 and 2001, respectively.

(r) INCOME TAXES

        The Company recognizes income taxes using the asset and liability method, in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

        Prior to October 26, 1999, Aether had elected limited liability status and, as such, was not directly subject to Federal and state income taxes. Rather, the members were responsible for income taxes on their proportionate share of taxable income and entitled to their proportionate share of tax deductions and tax credits.

(s) USE OF ESTIMATES

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, long-term contracts, allowances for uncollectible receivables, inventory obsolescence, recoverability of long-lived assets and investments, depreciation and amortization, employee benefits, restructuring accruals, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

(t) OTHER COMPREHENSIVE LOSS

        Comprehensive income, as defined, includes changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income.

        For the years ended December 31, 1999, 2000 and 2001, other comprehensive income (loss) consists of unrealized gains (losses) on investments available for sale and foreign currency translation gains (losses).

(u) FOREIGN CURRENCY TRANSLATION

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

(v) RECENT ACCOUNTING PRONOUNCEMENTS

        (i)     SFAS No. 141

        In July 2000, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its financial position or results of operations.

        (ii)    SFAS No. 142

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions, upon adoption, of the reclassification of certain existing and recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS No. 142, the Company will cease to amortize approximately $171.0 million of goodwill. The Company recorded approximately $117.6 million of amortization on these amounts during 2001 and would have recorded approximately $53.0 million of amortization during 2002. In lieu of amortization, the Company will be required to perform an impairment review of its goodwill balance upon the initial adoption of SFAS No. 142. The impairment review will involve a two-step process as follows:

- Step 1 -- The Company will compare the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, the Company will move on to step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

- Step 2 -- The Company will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. The Company will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

        The Company expects to complete Step 1 of the impairment review during the second quarter of 2002 and must complete Step 2 prior to December 31, 2002. During the first quarter of 2002, the Company will also be required to evaluate the estimated useful lives and separability of its identifiable intangible assets. Since year end, the Company's business has continued to be impacted by significant negative industry and economic trends. Additionally, the Company's stock price has continued to decline since December 31, 2001 and the Company's market capitalization is below the Company's book value. Accordingly, the Company may be required to record an impairment charge based on the adoption of SFAS No. 142. The Company is currently assessing the impact that the adoption of SFAS No. 142 will have on its financial position or results of operations.

        (iii)   SFAS No. 144

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company believes that the adoption of SFAS No. 144 will not have a significant impact on its financial position or results of operations.

NOTE (5) ACQUISITIONS

(a) PURCHASE CONSIDERATION FOR ACQUISITIONS

                                                                                      PURCHASE PRICE
                                                     -----------------------------------------------------------------------------
                                                         CASH
                                                       INCLUDING
                                                        RELATED
          NAME                  ACQUISITION DATE        EXPENSES                             EQUITY ISSUED
-----------------------------  ------------------    -------------    ------------------------------------------------------------
Mobeo, Inc.                    August 19, 1999       $11.5 million    $    0.4 million    consisting of 46,105 options
LocusOne Communications, Inc.  February 3, 2000      $40.2 million                        --
Riverbed Technologies, Inc.    March 6, 2000         $16.9 million    $1,136.0 million    consisting of 4,537,281 shares of common
                                                                                          stock and 862,480 options
IFX Group Plc                  April 6, 2000         $85.0 million                        --
NetSearch, LLC                 April 20, 2000        $35.4 million                        --
Cerulean Technology, Inc.      September 14, 2000    $79.8 million    $   69.9 million    consisting of 462,412 shares of common
                                                                                          stock and 94,952 options
SunPro, Inc.                   September 18, 2000    $10.8 million                        --
Sinope, Inc.                   September 25, 2000    $ 2.8 million                        --
Retail transportation
division of Motient Corp.      November 30, 2000     $49.2 million                        --
RTS Wireless, Inc.             December 20, 2000     $34.2 million    $   78.0 million    consisting of 1,259,752 shares of common
                                                     ---------------------------------    stock and 90,248 options

Total                                                $365.8 million   $1,284.3 million    consisting of 6,259,445 shares of common
                                                     =================================    stock and 1,093,785 options.

        On May 5, 2000, the Company, in conjunction with Reuters PLC, formed Sila Communications (Sila). The Company contributed IFX Group Plc and $13.5 million in cash for a 60% interest in Sila, while Reuters contributed cash of approximately $20.8 million and a paging company for the remaining 40% interest. During 2000, Sila acquired four companies for an aggregate purchase price of $21.4 million. Sila is consolidated in the accompanying consolidated financial statements.

(b) ALLOCATION OF PURCHASE CONSIDERATION

        These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date. The allocation of the total purchase price for these acquisitions is summarized as follows:

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
                                                              =======    ==========

        In 2001, the Company recorded additions to goodwill and intangible of approximately $21.5 million, which included $8.0 million relating to acquisition of license rights from AOL and $12.6 million relating to the finalization of the allocation of the purchase prices for acquisitions made in 2000.

        The following summary, prepared on a pro forma basis, presents the results of the Company's operations (unaudited) as if the acquisitions had been completed as of January 1, 2000:

                                                                       (UNAUDITED)
                                                                    -----------------
                                                                    DECEMBER 31, 2000
                                                                    -----------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue..............................................                   $  107,811
Net loss.............................................                   $ (506,480)
Net loss per share -- basic and diluted..............                   $   (13.13)

(c) ACQUIRED INTANGIBLES

        The identifiable intangibles are being amortized between two and seven years and the goodwill was being amortized between three and seven years. On January 1, 2002 the Company discontinued the amortization of goodwill due to its implementation of SFAS No. 142.

        Intangible assets consists of the following (amounts in thousands):

                                            ESTIMATED        DECEMBER 31,  DECEMBER 31,
                                           USEFUL LIVES         2000          2001
                                          ------------       ------------   ----------
Goodwill................................  3 - 7 Years        $1,522,984     $  473,908
Completed technology....................  3 - 7 Years           127,770         68,577
Assembled workforce.....................  2 - 4 Years            29,968         16,943
Trademarks..............................  5 - 7 Years             8,590          4,302
Acquired subscribers....................  3 - 7 Years            15,997          6,400
Other non-acquisition intangibles.......  3 - 5 Years             4,159         12,779
                                                              ---------     -----------
Total intangible assets.................                      1,709,468        582,909
Less accumulated amortization...........                       (230,983)      (356,135)
                                                              ---------     -----------
Intangible assets net of accumulated
    amortization........................                     $1,478,485     $  226,774
                                                              =========     ===========

(d) IMPAIRMENT CHARGES -- ACQUISITIONS

        The Company performs an on-going analysis of the recoverability of its goodwill and other intangibles in accordance with SFAS No. 121. Based on quantitative and qualitative measures, the Company assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. The impairment conditions evaluated by management may change from period to period, given that the Company operates in a volatile business environment.

        A number of factors indicated that impairments may have occurred in the period ended December 31, 2001. Consideration for some of the Company's acquisitions was partially or fully funded through the issuance of shares of the Company's common stock at a time when its stock price was at historically high prices. The Company's stock price ranged from $40.81 to $266.00 per share at the time of these acquisitions. At December 31, 2001, the Company's stock price was $9.20 per share. Most of the companies the Company acquired were start-up or newly formed entities. Most of these companies were privately-held and their fair values are highly subjective and not readily determinable. At the time of these acquisitions, market valuations and the availability of capital for such companies was at historically high levels. During 2001, stock prices and market valuations in the Company's industry and similar industries fell substantially in response to a variety of factors, including a general downturn in the economy, a curtailment in the availability of capital and a general reduction in technology expenditures.

        Based on the factors described above, the Company determined during 2001 that the goodwill and other intangibles related to certain of its acquisitions had become impaired. In accordance with SFAS No. 121, the Company performed an undiscounted cash flow analysis of its acquisitions to determine whether an impairment existed. When the undiscounted cash flows for an acquired company was less than the carrying value of the net assets, management determined a range of fair values using a combination of valuation methodologies. The methodologies included:

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

        The methodologies used were consistent with the specific valuation methods used when the original purchase price was determined. The Company's best estimate of the fair value was determined from the range of possible values after considering the relative performance, future prospects and risk profile of the acquired company. In connection with the valuation of the Riverbed acquisition, the Company engaged an independent third party to determine the fair value of the acquired business, because of the magnitude of the acquisition and the associated potential impairment.

        As a result of its review, the Company determined that the carrying value of goodwill and certain other intangible assets related to its acquisitions were not fully recoverable. Accordingly, during 2001, the Company recorded impairment charges of approximately $1.121 billion, which represents the difference between the carrying value and fair value of its goodwill and other intangible assets. The impairment of goodwill and other intangible assets from the acquisition of Riverbed amounted to approximately $775.0 million.

        The Company also recorded impairment charges to goodwill and other intangibles related to the acquisitions of IFX and the related formation of Sila, LocusOne, NetSearch, Cerulean, Sunpro and RTS Wireless of approximately $346.0 million.

        Because the conditions underlying the factors the Company uses to evaluate its acquisitions change from time to time, the Company could determine that it is necessary to take additional material impairment charges in future periods.

NOTE (6) INVESTMENTS

(a) INVESTMENTS

        From August 1999 to December 31, 2001, the Company has made investments of $196.8 million in 24 companies.

        The Company currently has investments in six companies that are recorded using the equity method of accounting: Omnisky, Inc. (22.6% interest as of December 31, 2001), Inciscent, Inc. (27.5% interest) as of December 31, 2001), VeriStar Corp. (25.3% interest as of December 31, 2001), MindSurf Networks, Inc. (49.8% interest as of December 31, 2001), Spring Wireless, Ltd. (28.6% interest as of December 31, 2001) and Mobiya Co, Ltd. (40.0% interest as of December 31,
2001). The Company recorded approximately $2.4 million, $47.8 million and $57.5 million in expenses for the years ended December 31, 1999, 2000 and 2001, to reflect its proportionate share of the losses in these companies based on preliminary unaudited financial information provided by the investee. During the years ended December 31, 2000 and 2001, the Company recorded gains of approximately $73.3 million and $6.1 million in stockholders' equity resulting from sale by Omnisky of its equity to third party investors, and to the public.

        At December 31, 2001, the Company has investments in five publicly traded companies which are accounted for as available-for-sale and eleven private companies which are accounted for at cost. The Company sold two of its investments in 2001 which resulted in a net realized loss of $6.0 million.

        For the years ended December 31, 1999, 2000 and 2001, the Company generated approximately $2.2 million, $10.5 million and $11.4 million, respectively, in revenue from products or services provided to these investees. In addition, the Company had approximately $4.9 million and $1.8 million in accounts receivable, net of reserves, at December 31, 2000 and 2001, respectively, due from these investees. See Note 13.

(b) IMPAIRMENT CHARGES

        The Company adjusts the carrying value of its available-for-sale investments in public companies to market and records the change in market value to other comprehensive income. In accordance with SAB 59, "Accounting for Noncurrent Marketable Equity Securities." During 2001, the Company assessed the decline in market value in certain of its public company investments as other than temporary after reviewing the following factors: length of time and extent to which the market value of the investment has been below cost, the financial position and the near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value.

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

        During 2001, the Company recorded a net charge of $143.4 million, which included $136.7 million in impairment charges related to its investments. The remainder of the net charge related to net gains (losses) from the sales of investments, and changes in the fair value of warrants.

        Because the conditions underlying the factors the Company uses to evaluate its investments change from time to time, the Company could determine that it is necessary to take additional material impairment charges in future periods.

(d) DERIVATIVES

        The Company's derivatives include stock purchase warrants obtained in connection with two of the Company's investments. Such warrants are classified as derivatives since they include provisions which allow for net settlement. The Company has recognized an investment loss of $6.4 million in 2001 related to the decline in the fair value of the warrants.

        Additionally, the Company entered into a forward sale contract which provides for the Company to deliver no more than 2,439,100 shares of Omnisky stock on June 5, 2002 to the counterparty. In return, the Company received $5.2 million which has been recorded as a note payable in the accompanying consolidated balance sheet. The Company has recorded a gain of approximately $5.7 million on the forward sale contract due to the decline in the fair value of Omnisky during 2001.

        The warrants and the forward sale contract do not qualify for hedge accounting and, accordingly, are marked to market at the end of each reporting period with any unrealized gain or loss recognized in the consolidated statement of operations.

NOTE (7) RESTRUCTURING CHARGES

        During 2001, the Company implemented an expense reduction plan as part of the Company's integration strategy focused on improving operational efficiencies and the implementation of other measures intended to reduce planned expenses. These efforts have resulted in the consolidation of excess facilities and a reduction in the Company's work force. As a result of this restructuring plan, the Company recorded charges to earnings during 2001 of $45.0 million. The charge related mainly to a workforce reduction of over 480 positions and the closing or consolidation of twelve facilities. Employee separation benefits of $10.2 million under the restructuring plan include severance, medical, and other benefits. Facility closure costs of $34.8 million include expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs. As of December 31, 2001, the accrued liability related to the restructuring was $27.8 million.

        Calculation of the restructuring accrual related to expected losses on subleases requires us to make estimates concerning: (1) the expected length of time to sublease the facility; (2) the expected rental rates on subleases; and,
(3) estimated brokerage expenses associated with executing the sublease. The Company used the assistance of independent real estate brokerage firms in developing these estimates and the Company's estimates may be impacted by future economic trends. The expected losses on subleases have not been discounted. If the actual results differ from the Company's estimates, the Company may be required to adjust its restructuring accrual related to expected losses on subleases, including recording additional losses.

A rollforward of the restructuring accrual is as follows:

                                                  EMPLOYEE
                                                 SEPERATION       FACILITY CLOSURE
2001 RESTRUCTURING:                               BENEFITS        COSTS AND OTHER          TOTAL
                                              ----------------    -----------------  ----------------
Second quarter .....................                    4,870               10,989            15,859
Third quarter ......................                    4,070               14,528            18,598
Third quarter adjustments ..........                     (147)                (220)             (367)
Fourth quarter .....................                    1,435                6,386             7,821
Fourth quarter adjustments .........                       -                 3,095             3,095
                                              ----------------     ----------------  ----------------
  Total restructuring charge .......                   10,228               34,778            45,006
Second quarter reclassification
  from acquisition accounts ........                       -                 1,643             1,643
Cash Payments ......................                   (4,765)             (14,067)          (18,832)
                                              ----------------     ----------------  ----------------
Restructuring liability as of
  December 31, 2001 ................                    5,463               22,354            27,817
                                              ================    =================  ================

NOTE (8) PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                                    DECEMBER 31,
                                                              ESTIMATED       -----------------------
2001 RESTRUCTURING:                                         USEFUL LIVES         2000            2001
                                                         ----------------     --------       --------
Furniture and fixtures................................            7 Years      $ 2,500         $2,886
Computer and equipment................................       3 - 10 Years        9,425         22,208
Software..............................................            3 Years       25,096         20,964
Leasehold improvements................................      Term of Lease        5,582          8,687
Airplane..............................................           10 Years       11,765         11,765
Network operations centers............................            3 Years        6,002         24,580
Construction in progress..............................                -              -          2,822
                                                                             ---------      ---------
Total property and equipment..........................                          60,370         93,912
Less depreciation and amortization....................                          (7,147)       (32,608)
                                                                             ---------      ---------
Property and equipment net of depreciation and
amortization..........................................                         $53,223        $61,304
                                                                             =========      =========

NOTE (9) DEBT

        Notes payable at December 31, 2000 and 2001 consists of $310.5 million and $290.5 million of 6% convertible subordinated notes (the Notes) due in 2005. During 2001, the Company bought back $20.0 million of the outstanding Notes and recognized an extraordinary gain of $7.7 million on the early extinguishment of debt. The Notes are convertible, at the option of the holder, at any time prior to maturity into shares of common stock of Aether at a conversion price of $243.95 per share, which is equal to a conversion rate of 4.0992 shares per $1,000 principal amount of notes, subject to adjustment.

        Also included in notes payable at December 31, 2000 and 2001 is $10.3 million of notes payable to certain former shareholders of Synamic Limited. Synamic Limited was acquired by Sila, a majority owned subsidiary of the Company, in August 2000. The note is payable between August 15, 2002 and August 15, 2003 at the former shareholders' discretion and bore interest at a rate of 6.15% through April 15, 2001, at which time the rate was adjusted to 5.9% and will remain there through August 15, 2002 at which time it will be adjusted to then current rate.

        Notes payable as of December 31, 2000 include amounts placed in escrow to cover all remaining obligations in connection with the acquisition of LocusOne on February 3, 2000. This non-interest bearing note became due and payable on December 31, 2000. On January 2, 2001, the Company paid this obligation in full in the amount of $13.6 million.

        The aggregate maturities of debt for each of the five years subsequent to December 31, 2001 are as follows (amounts in thousands):

2002........................................................  $ 15,493
2003........................................................       115
2004........................................................        17
2005........................................................   290,513
Thereafter..................................................        --
                                                              --------
                                                              $306,138
                                                              ========

NOTE (10) INCOME TAXES

        Effective October 26, 1999, in connection with the Company's initial public offering of common stock, Aether merged with and into Aether Systems, Inc. and the merged entity became a Subchapter C Corporation under the Internal Revenue Code of 1986.

        The Company has provided no current income taxes due to the losses incurred in all periods. The income tax benefit for 2000 and 2001 consists of a foreign deferred tax benefit associated with the amortization of identifiable intangible assests acquired by Sila.

A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the year ended December 31, 2000 and 2001 follows:

                                                  2000           2001
                                                  ----           ----
Statutory Federal income tax rate                (35.0)%        (35.0)%
Effect of:
     Nondeductible goodwill amortization          18.9           21.2
     Foreign                                       1.1            1.9
     Other                                        (1.0)           0.2
     Valuation allowance                          15.6           11.1
                                                  ----           ----
Effective income tax rate                         (0.4)%         (0.6)%
                                                  ====           ====

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 2001, are presented below (amounts in thousands):

                                                     DECEMBER 31, 2000    DECEMBER 31, 2001
                                                     -----------------    -----------------
Deferred tax assets:
  Net operating loss carryforwards.................      $149,989             $ 232,755
  Investments......................................            --                53,359
  Capital loss carryforwards.......................            --                14,213
  Stock related compensation.......................            --                 4,998
  Allowance for doubtful accounts..................         2,196                 4,321
  Accrued compensation.............................         2,951                 4,036
  Reserves and other...............................           432                16,259
  Tax credit carryforwards.........................         2,291                 3,337
                                                          -------             ---------
Gross deferred tax assets..........................      $157,859             $ 333,278
Valuation allowance for deferred tax assets........      (105,593)             (331,729)
                                                          -------             ---------
Net deferred tax assets............................        52,266                 1,549
                                                          -------             ---------
Deferred tax liabilities:
  Depreciation and amortization....................         2,408                   506
  Investments......................................         9,121                    --
  Intangibles......................................        51,431                 1,403
                                                          -------             ---------
Net deferred tax liabilities.......................        62,960                 1,549
                                                          -------             ---------
Deferred income tax liability, net.................       $10,694             $      --
                                                          =======             =========

        The net change in the valuation allowance for deferred tax assets was an increase of $97.9 million in 2000 and $226.1 million in 2001. The increase in 2001 consists of an increase of $219.6 million related to continuing operations and an increase of $6.5 million related to amounts booked directly to stockholders' equity. The increase in 2000 consists of an increase of $67.6 million related to continuing operations, an increase of $54.1 million related to amounts booked directly to stockholders' equity, and a decrease of $23.8 million related to the establishment of deferred tax liabilities for acquired indentifiable intangible assets.

        In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projected future taxable income over the periods in which the deferred tax assets are deductible, management has determined that a valuation allowance of $105.6 million and $331.7 million is required as of December 31, 2000 and 2001, respectively.

        As of December 31, 2001, the Company had Federal and State net operating loss carryforwards of approximately $557.8 million that expire between 2012 and 2021. In addition, the Company has capital loss carryforwards of approximately $40.6 million that expire in 2006. As a result of changes in common stock ownership, the future realization of net operating loss carryforwards, capital loss carryforwards and certain other tax credits may be limited.

NOTE (11) PENSION PLANS

        The Company has two defined contribution plans under Section 401(k) of the Internal Revenue Code that provide for voluntary employee contributions of 1 to 15 percent of compensation for substantially all employees. The Company contributed $4,000, $636,000 and $2.2 million to the plans for the years ended December 31, 1999, 2000 and 2001, respectively.

NOTE (12) STOCK OPTIONS AND WARRANTS

        In 1996, the Company adopted a Unit Option Plan. In September 1999, the Company adopted the 1999 Equity Incentive Plan (the Plan) to replace the Unit Option Plan. Under the 1999 Equity Incentive Plan, the Company has the ability to grant options to acquire up to 20% of the outstanding shares of common stock to its employees, directors, and service providers. Options under the Plan generally expire after ten years and normally vest over a period of up to four years. Options are generally granted at an exercise price equal to the fair value on the grant date. Effective December 15, 2000, the Company adopted the Acquisitions Incentive Plan (the 2000 Plan) to provide options or direct grants to employees and other service providers of the Company and its related companies with respect to the Company's common stock. The Company has the ability to grant options to acquire up to an additional 5% of the outstanding shares of common stock under the 2000 Plan. All employees (except directors and officers of the Company and any eligible affiliates) are eligible for the awards under the 2000 Plan. Options are generally granted at an exercise price equal to the fair value on the grant date.

        In June 1999, the Company entered into an employment agreement with its Chief Executive Officer (Executive). As part of this agreement, the Executive was granted 350,000 unit options (875,000 shares) at an exercise price of $4.00 per unit ($1.60 per share) and the right to grant an additional 50,000 unit options (125,000 shares) at an exercise price of $4.00 per unit ($1.60 per share) to other key executives. These options expire in June 2009. In September 1999, the Company granted the Executive an additional 70,000 unit options (175,000 shares) at an exercise price of $10.00 per unit ($4.00 per share). These options expire in September 2009. Both grants of options became fully vested in October 1999, as a result of the completion of the Company's initial public offering. In October 1999, the Company recorded option and warrant expense of $16.5 million, which is equal to the difference between the fair value of the shares of the Company's common stock and the exercise price measured at the date of the initial public offering, times the number of options.

        In January 2001, the Company's employees were offered the right to exchange existing options for shares of restricted stock. 567 employees agreed to have their options canceled in exchange for approximately 756,000 shares of restricted stock. The Company expects to record up to $26.6 million of expense over the next five years associated with the issuance of the restricted stock.

        The Company recorded total option and warrant expense of $19.2 million, $14.3 million and $14.4 million in 1999, 2000 and 2001, respectively. The Company applies APB 25 and related interpretations in accounting for its stock option plans. Had compensation cost been recognized consistent with the fair value method prescribed by SFAS No. 123, the Company's net loss would have increased by $4.2 million, $53.2 million and $81.4 million for 1999, 2000, and 2001, respectively.

        The per share weighted-average value of options granted by the Company during 1999, 2000 and 2001 was $9.21, $113.35 and $7.11, respectively, on the date of grant using the Black-Scholes option-pricing model. These amounts were calculated using an expected option life of four years and volatility of 70 percent for options granted in 1999, 2000 and 2001. In addition, the calculations assumed a risk-free interest rate of 4.60 percent to 6.11 percent in 1999, 5.08 percent to 6.38 percent in 2000 and 3.70 percent to 4.71 percent in 2001. A summary of the stock option activity, as adjusted for the exchange of unit options for stock options, is as follows:

                                        1999                            2000                            2001
                            -----------------------------   ------------------------------   -----------------------------
                                              WEIGHTED-                         WEIGHTED                        WEIGHTED
                                               AVERAGE                          AVERAGE                         AVERAGE
                                               EXERCISE                         EXERCISE                        EXERCISE
                                NUMBER          PRICE           NUMBER           PRICE           NUMBER          PRICE
                              OF SHARES      (PER SHARE)       OF SHARES      (PER SHARE)      OF SHARES      (PER SHARE)
                            --------------   ------------   ---------------   ------------   --------------   ------------
                            (IN THOUSANDS)                  (IN THOUSANDS)                   (IN THOUSANDS)
Outstanding at beginning
  of year.................      1,545           $0.85            3,933           $ 4.48           6,957          $64.61
Options and warrants
  granted.................      2,763           $6.19            4,982           $91.69           3,825          $12.72
Options and warrants
  exercised...............       (365)          $0.54           (1,612)          $ 3.01            (529)         $ 2.47
Options and warrants
  canceled................        (10)          $1.49             (346)          $56.40          (4,002)         $92.83
                                -----           -----            -----           ------          --------       --------
Outstanding at end of
  year....................      3,933           $4.48            6,957           $64.61           6,251          $19.22
                                =====           =====            =====           ======          ========       ========
Options and warrants
  exercisable at
  year-end................      2,451           $2.13            1,435           $ 4.38           2,336          $ 9.31
                                =====           =====            =====           ======          ========       ========

The following table summarizes information about stock options at December 31, 2001:

                                   OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                   ---------------------------------------------------   -------------------------------
                     NUMBER AT     WEIGHTED-AVERAGE    WEIGHTED-AVERAGE    NUMBER AT     WEIGHTED-AVERAGE
    RANGE OF        DECEMBER 31,       REMAINING        EXERCISE PRICE    DECEMBER 31,    EXERCISE PRICE
 EXERCISE PRICES        2001       CONTRACTUAL LIFE      (PER SHARE)          2001         (PER SHARE)
-----------------   ------------   -----------------   ----------------   ------------   ----------------
                       (IN           (IN YEARS)                              (IN
                    THOUSANDS)                                            THOUSANDS)
Restricted Stock        497,272              -            $  0.00                   -       $  0.00
$  0.24--$  1.60      1,193,285            6.9            $  1.42           1,153,389       $  1.45
$  1.61--$  4.80        735,603            6.5            $  3.11             607,754       $  3.38
$  4.81--$  8.53        240,379            5.8            $  7.83             172,220       $  7.88
$  8.54--$ 34.75      2,720,569            8.7            $ 12.94             243,642       $ 21.70
$ 34.76--$ 75.38        575,445            8.2            $ 66.50             112,999       $ 56.50
$ 75.39--$ 92.00        155,638            6.8            $ 84.90              19,288       $ 84.57
$ 92.01--$235.00        133,188            7.5            $135.70              26,537       $126.61
                      ---------            ---            ---------         ---------       ---------
                      6,251,379            7.8            $ 19.22           2,335,829       $  9.31

NOTE (13) OTHER RELATED PARTY TRANSACTIONS

(a) NOTES RECEIVABLE FROM STOCKHOLDER

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

(b) RELATED PARTY REVENUE AND RECEIVABLES

        In the ordinary course of business, the Company has entered into sales arrangements with entities in which the Company has equity interests. For the years ended December 31, 1999, 2000 and 2001, the Company had sales to these related parties aggregating approximately $2.2 million, $10.5 million and $11.4 million, respectively. As of December 31, 2000 and 2001, the Company had accounts receivable from these related entities aggregating approximately, $4.9 million and $1.8 million, respectively.

(c) RELATED PARTY EXPENSES

        In 2000 and 2001, the Company received services from stockholders and other related entities, such as benefits coordinators, investment banking firms, and a financial information company. These companies are considered related parties due to the fact that they are significant stockholders or entities related to significant stockholders of the Company. For the year ended December 31, 2001, the Company incurred costs of approximately $2.2 million from these related entities associated with the services received. For the year ended December 31, 2000, the Company incurred costs of approximately $5.7 million from these related entities related to these services received.

(d) AOL INVESTMENT IN AETHER

        On November 5, 2001, the Company and AOL entered into a strategic alliance to develop and market wireless solutions to small and medium sized businesses. The Company will be paid $2.5 million in engineering fees to extend certain AOL functionality to wireless platforms for the small and medium sized business market plus $500,000 for providing sales force automation solutions to AOL. Additionally the Company and AOL may work together to develop applications that will work in conjunction with the wireless platforms. The Company has agreed to share with AOL, any net revenues the Company receives from its sale of these products if certain revenue targets are met. As part of the agreement Aether will pay a license fee of $10.0 million for access to certain tangible and intangible assets of AOL including certain intellectual property rights. In connection with the alliance AOL agreed to purchase, upon the Company's request, and subject to certain conditions, up to $20.0 million of Aether stock over the next three years at then market values preceding the respective dates of purchase. On December 3, 2001 AOL made it's first $5.0 million purchase of Aether stock. As part of the alliance Aether consolidated its media purchases and committed over the next four years to spend approximately $12.0 million per year of its advertising budget to promote these new products, as well as Aether's current and future wireless data products and services, across the family of AOL interactive brands as well as AOL Time Warner, Inc.'s broad range of media properties.

NOTE (14) COMMITMENTS AND CONTINGENCIES

(a) LEGAL PROCEEDINGS

        Aether and certain of its officers and directors are among the defendants named in nine purported class action lawsuits. These actions were filed on behalf of persons and entities who acquired the Company's common stock after its initial public offering in October 21, 1999. The suits seek damages on account of alleged violations of securities laws. Among other things, the complaints claim that prospectuses, dated October 21, 1999 and September 27, 2000 and issued by the Company in connection with the public offerings of common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws because the prospectuses allegedly failed to disclose that the offerings' underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers which were designed to maintain, distort and/or inflate the market price of Aether's common stock in the aftermarket. The actions seek unspecified monetary damages and rescission. The Company believes the claims are without merit and plans to vigorously contest these actions.

        The Company is also a party to other legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, the Company believes that liabilities arising from these matters will not have a material adverse effect on the consolidated results of its operations or financial position.

(b) CONTRACTUAL COMMITMENTS

        For fiscal year 2002, the Company has contractual commitments of approximately $56.2 million relating to RIM inventory purchase commitments, Novatel modem purchase commitment with OmniSky, AOL Time Warner advertising purchasing commitments, debt service and funding for Sila. Although there can be no assurance, the Company believes that actual expenditures related to these items in 2002 will be less than $56.2 million due to reductions the Company is currently in the process of negotiating and due to a reduction of debt service as a result of a debt buy-back in March of 2002. See Note 17.

        In connection with the acquisition of Motient's retail transportation segment, the Company currently has airtime purchase commitments with Motient in the amount of $10 million over the next two years.

        In a joint venture with Sylvan Learning Systems, Inc. (Sylvan), the Company agreed to fund up to $32.9 million in MindSurf, subject to certain conditions being met. At December 31, 2001, the Company has contributed $18.8 million to this joint venture. The company believes it is unlikely that the conditions for additional funding will be met in 2002. The joint venture agreement allowed for the Company and Sylvan to at any time agree not to continue funding MindSurf under any conditions.

(c) LEASES

        The Company is obligated under noncancelable operating leases for office space that expire at various dates through 2010. Future minimum lease payments under noncancelable operating leases are approximately as follows: (in thousands)

                  YEAR ENDING DECEMBER 31,
                  ------------------------
2002........................................................   $16,334
2003........................................................    16,078
2004........................................................    15,257
2005........................................................    12,965
2006........................................................    12,230
Thereafter..................................................    51,813
                                                              --------
          Total minimum lease payments......................  $124,677
                                                              ========

        Rent expense under operating leases was approximately $282,000, $4.5 million and $13.7 million for the years ended December 31, 1999, 2000 and 2001, respectively. Facilities representing approximately $64.8 million of the Company's minimum lease payments have been subleased or are available for sublease. There can be no assurance that the Company will successfully sublease these facilities.

(d) LETTERS OF CREDIT

        During the normal course of operations, the Company has also entered into various letter of credit agreements. As of December 31, 2001, the Company had outstanding $9.9 million in letters of credit which expire at various times over the following five years.

NOTE (15) SEGMENT INFORMATION

(a) SEGMENTS

        The Company's operating segments include Vertical Markets and European Operations. The Vertical Markets segment provides wireless data services software and engineering services to develop applications for the financial services, mobile government, transportation and logistics, real estate, automobile and insurance industries. The European Operations Segment consists of Sila, the Company's European joint venture with Reuters and has the majority of its customers in the European financial services industry. Corporate and Other consists mainly of corporate assets and SG&A expenses.

        The Company began to report its financial results by segment as of the first quarter of 2000. During 2000 and 2001, the Company's reportable segments have changed -- and the Company expects them to continue to change -- as its operating structure, business and the market in which it operates evolves. In 1999, all of the Company's revenue was generated from what is now reported as the vertical market segment.

Segment detail is summarized as follows:

                          Vertical       European      Corporate and
                          Markets       Operations         Other            Total
                       -----------     -----------     -------------     -----------
YEAR ENDED
DECEMBER 31, 2001
------------------
Revenue                $    96,451     $    12,997     $       3,432     $   112,880
Gross Profit (loss)    $    41,868     $     5,506     $     (15,248)    $    32,126
Total Assets           $   316,746     $    18,802     $     613,872     $   949,420

YEAR ENDED
DECEMBER 31, 2000
------------------
Revenue                $    44,671     $    13,483     $           0    $     58,154
Gross Profit           $    21,818     $     6,320     $           0    $     28,138
Total Assets           $ 1,378,679     $   178,001     $   1,120,695    $  2,677,375

(b) GEOGRAPHICAL REGIONS

        The Company derives revenue primarily from the U.S. and Europe. Information regarding the Company's revenues in different geographic regions is as follows (in thousands):

                                                              TWELVE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2000        2001
                                                              ----------  ---------
Revenue:
  U.S.......................................................  $   43,766   $ 95,697
  Aggregate Foreign.........................................      14,388     17,183
                                                              ----------  ---------
                                                              $   58,154   $112,880
                                                              ==========  =========
Long-Lived Assets...........................................
  U.S.......................................................  $1,566,741   $341,441
  Aggregate Foreign.........................................     168,765     11,811
                                                              ----------  ---------
                                                              $1,735,506   $353,252
                                                              ==========  =========

NOTE (16) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                QUARTER ENDED   QUARTER ENDED   QUARTER ENDED   QUARTER ENDED    YEAR ENDED
                                  MARCH 31,        JUNE 30,      SEPTEMBER 30,   DECEMBER 31,    DECEMBER 31,
                                    2001             2001            2001            2001            2001
                                -------------   -------------   -------------   -------------   -------------
Revenue.......................  $   30,659      $    32,084     $     24,948    $     25,189    $   112,880
Gross profit (loss)...........      10,826           13,484           (2,623)         10,439         32,126
Net loss......................  (1,200,300)        (103,640)        (243,379)       (106,776)    (1,654,095)
Net loss per common share --
  basic and diluted...........      (29.67)           (2.55)           (5.98)          (2.59)        (40.61)

                                QUARTER ENDED   QUARTER ENDED   QUARTER ENDED   QUARTER ENDED    YEAR ENDED
                                  MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,    DECEMBER 31,
                                    2000            2000            2000            2000            2000
                                -------------   -------------   -------------   -------------   -------------
Revenue.......................    $  5,401        $ 10,755        $  16,222       $  25,776       $  58,154
Gross profit..................       2,377           5,128            8,262          12,371          28,138
Net loss......................     (33,271)        (89,914)        (107,261)       (132,254)       (362,700)
Net loss per common share--
  basic and diluted...........       (1.13)          (2.36)           (2.80)          (3.37)          (9.99)

NOTE (17) SUBSEQUENT EVENTS

(a) RESTRUCTURING CHARGE

        On March 4, 2002, as part of the Company's ongoing expense reduction efforts, the Company announced that it would decrease total employment by approximately 25%, or 225 positions. The Company also announced it would further reduce other expenses, consolidate facilities and further streamline Sila Communications. The Company expects to record a restructuring charge of approximately $11.0 million in the first quarter of 2002 relating to these actions.

(b) ASSET PURCHASE

        On March 18, 2002, the Company announced that it had acquired certain assets from @Track Communications, Inc. ("@Track") for $3.0 million in cash plus $12.0 million in a convertible note. @Track is a provider of wireless-based vehicle fleet management and intelligent moblie-asset-tracking solutions.

(c) DEBT BUY-BACK

        On March 1, 2002, the Company repurchased $15.0 million of its convertible subordinated notes payable for $8.4 million in cash.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Aether Systems, Inc.:

Under date of February 5, 2002, except as to footnote 17 which is as of March 18, 2002, we reported on the consolidated balance sheets of Aether Systems, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in this Annual Report on Form 10-K. We did not audit the consolidated financial statements of Sila Communications Limited, a majority-owned subsidiary, which statements reflect total assets constituting 6.7% and 2.2% and total revenues constituting 21.5% and 11.5% of the related consolidated totals in 2000 and 2001, respectively. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion insofar as it relates to the amounts included for Sila Communications Limited is based solely on the report of the other auditors. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                          /s/ KPMG LLP

                McLean, Virginia
                February 5, 2002

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                             (AMOUNTS IN THOUSANDS)

                               BALANCE AT      ACQUIRED   CHARGED TO COSTS  CHARGED TO               BALANCE AT
         DESCRIPTION        BEGINNING OF YEAR  BALANCES     AND EXPENSES   OTHER ACCOUNTS DEDUCTIONS END OF YEAR
         -----------        ----------------- ----------  ---------------- -------------- ---------- -----------
1999
  Allowance for doubtful
     accounts..............      $157       $      --      $     (60)       $     --         $ 41       $  56
2000
  Allowance for doubtful
     accounts..............        56           4,478          1,391              --          230       5,695
2001
  Allowance for doubtful
     accounts..............     5,695              --          9,801           4,363        9,298      10,561