Form 10-K/A
period 2001-12-31
AETHER SYSTEMS INC
filed 2002-04-30
CIK 1093434

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                              --------------------

                        Commission File Number 000-27707

                              AETHER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                             52-2186634
       (State or Other Jurisdiction                (I.R.S. Employer
     of Incorporation or Organization)            Identification No.)

                              --------------------

           11460 CRONRIDGE DRIVE
          OWINGS MILLS, MARYLAND                         21117
 (Address of principal executive offices)             (Zip Code)

                              --------------------

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

                                 YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 8, 2002 was $213,545,572.

        As of April 22, 2002, 42,131,212 shares of the Registrant's common stock, $.01 par value per share, were outstanding.

                    Document Incorporated By Reference: NONE

EXPLANATORY NOTE

        The registrant amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission ("SEC") on April 1, 2002, by adding the following Items: (1) Part III, Item 10, Directors and Executive Officers of the Registrant, (2) Part III, Item 11, Executive Compensation, (3) Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and (4) Part III, Item 13, Certain Relationships and Related Transactions. No other changes were made.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information relating to the Company's executive officers and directors as of April 30, 2002.

         NAME                                   AGE                  POSITION
         ----                                   ---                  --------
         David S. Oros......................    42      Chairman of the Board and Chief Executive Officer
         George M. Davis....................    46      President and Vice Chairman
         David C. Reymann...................    43      Chief Financial Officer
         Brian W. Keane.....................    43      President, Enterprise Solutions Group
         Michael S. Mancuso.................    56      Group President, Mobile Government, Small Business Solutions and
                                                        International
         William B. Hannon..................    48      President, Transportation and Logistics
         John Clarke........................    39      Senior Vice President, Business Operations
         J. Carter Beese, Jr. (1)(2)........    45      Director
         Frank A. Bonsal, Jr. (2)...........    65      Director
         George P. Stamas...................    51      Director
         Devin N. Wenig.....................    35      Director
         Thomas E. Wheeler (1)(2)...........    56      Director

----------
(1)   Member of the compensation committee.

(2)   Member of the audit committee.

     David S. Oros founded Aether in 1996, and currently serves as our chairman and chief executive officer. Prior to the closing of our acquisition of Riverbed Technologies, he also served as president from Aether's inception. Mr. Oros also serves on the board of directors of Novatel Wireless Inc. and Corvis Corp. From 1994 until 1996, Mr. Oros was president of NexGen Technologies, L.L.C., a wireless software development company that contributed all of its assets to Aether. From 1992 until 1994, he was president of the Wireless Data Group at Westinghouse Electric ("Westinghouse"). Prior to that, Mr. Oros spent from 1982 until 1992 at Westinghouse directing internal research and managing large programs in advanced airborne radar design and development. Mr. Oros received a B.S. in mathematics and physics from the University of Maryland, and holds a U.S. patent for a multi-function radar system.

     George M. Davis is our president and vice chairman. He previously served as our chief operating officer and president of our enterprise solutions and services group. He joined us in September 1996 as vice president, business development, to lead initiatives required to launch, maintain and develop business opportunities for our services. From September 1994 until September 1996, Mr. Davis was director of enterprise management systems at Northrop Grumman Corp. ("Northrop"). Prior to that time, Mr. Davis spent more than 14 years at Westinghouse where he managed advanced military electronic development and production projects. He received a B.S. in business and economics from Bethany College.

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

     Brian W. Keane has served as president of our enterprise solutions division since October 2001. From November 2000 until October 2001, Mr. Keane was our executive vice president, corporate development with responsibility for mergers and acquisitions, strategic investments and joint ventures. Prior to then, Mr. Keane was senior vice president, business affairs since joining us in August 1999. From February 1998 until August 1999, Mr. Keane was chief financial officer for Management Information Consulting, Inc., a technology consulting company. Prior to that, Mr. Keane spent ten years as an investment banker with Smith Barney Inc. Mr. Keane received a B.A. in history and mathematics from Cornell University and an M.B.A. from Harvard Business School.

     Michael S. Mancuso has served as group president, mobile government, small business solutions and international since January 2002. Prior to then, Mr. Mancuso served as our executive vice-president, vertical business unit operations, engineering services group and sales organization since the closing of our Cerulean Technology Inc. ("Cerulean") acquisition in September 2000. From December 1999 until September 2000, he was the president and chief operating officer at Cerulean. Mr. Mancuso served as vice president of U.S. sales and services at the Data General division of EMC Corporation and as vice president of Data General's original equipment manufacturers division from June 1997 until December 1999. He also served as general manager within Hewlett-Packard Company's healthcare information systems division from February 1995 until June 1997. Previously, Mr. Mancuso was at Digital Equipment Corporation/Compaq where he held leadership positions in sales and marketing. Mr. Mancuso holds an M.B.A. from Babson College and a B.S. in finance/accounting from the University of Massachusetts.

     William B. Hannon has served as president, transportation and logistics since January 2002. From November 2000 until January 2002, he served as our corporate vice president, transportation and logistics and from September 1999 until November 2000 he served as our vice president and general manager, financial systems. From April 1997 until September 1999, Mr. Hannon was business manager, land combat systems for Northrop, where his responsibilities included finance, contract and business management for certain U.S. government programs, including the Longbow Fire Control Radar and the Hellfire Missile. Mr. Hannon received a B.S. in business administration from Towson State University and an M.B.A. from Loyola College.

     John Clarke has served as our senior vice president, business operations since January 2002. Prior to then, Mr. Clarke has held a variety of positions since joining us in January 1996, including: corporate vice president, operations; corporate vice president, OmniSky initiative; corporate vice president, wireless hosting services; and corporate vice president, global initiatives. Mr. Clarke received a B.S. in electrical engineering from Clarkson University, a B.A. in mathematics from SUC Potsdam and an M.B.A. from Loyola College.

     J. Carter Beese, Jr. was elected a director of Aether on October 20, 1999. Since July 1998, Mr. Beese has served as president of Riggs Capital Partners, a division of Riggs National Corp., where he oversees a venture capital fund valued in excess of $100 million. From September 1997 until July 1998, he served as vice chairman of the Global Banking Group of BT Alex. Brown. Prior to the merger of Bankers Trust and Alex. Brown, Mr. Beese was chairman of Alex. Brown International from November 1994 until September 1997. From February 1992 until November 1994, Mr. Beese served as a commissioner of the SEC. Mr. Beese serves as a senior advisor to the Center for Strategic and International Studies, a non-partisan public policy think tank and is involved in the World Economic Forum. He serves as a director on the boards of China.com; Internet Securities, Inc., a company majority owned by Euromoney Institutional Investor, Inc.; and Riggs National Corp. Mr. Beese received a B.S. in economics and political science from Rollins College.

     Frank A. Bonsal, Jr. was elected a director of Aether on October 20, 1999. Since 1978, Mr. Bonsal has been a founding partner of New Enterprise Associates ("NEA"), one of the largest venture capital firms in the United

States. Mr. Bonsal focuses on the development of early stage companies. He currently serves as a director on the boards of Codeon Corp. and Brown Investment Advisors Trust Co. In addition, he is a special limited partner of Amadeus Capital Partners, Boulder Venture, Novak Biddle, Trellis Ventures and Windward Ventures. Mr. Bonsal received a B.A. in economics from Princeton University.

     George P. Stamas was elected a director of Aether on October 20, 1999. Since January 2002, Mr. Stamas has been a senior partner with the law firm of Kirkland and Ellis. Also, since November 2001, Mr. Stamas has been a venture partner with NEA and has served on the advisory board of DB Capital Partners Inc., the private equity arm of Deutsche Banc Alex. Brown ("Deutsche Banc"). From December 1999 until December 2001, Mr. Stamas served as the vice chairman of the board and managing director of Deutsche Banc. From April 1996 until December 1999, Mr. Stamas was a partner with the law firm of Wilmer, Cutler & Pickering. Mr. Stamas is counsel to, and a limited partner of, the Baltimore Orioles baseball team. Mr. Stamas also serves on the board of directors of FTI Consulting, Inc., a provider of litigation support services. He received a B.S. in economics from the Wharton School of the University of Pennsylvania and a J.D. from University of Maryland Law School.

     Devin N. Wenig was elected a director of Aether on October 20, 1999. In 1994, Mr. Wenig joined Reuters America, Inc. and was promoted to managing director, marketing, of Reuters Information in February 2000, president, Reuters Information in January 2001 and president of the investment banking and brokerage division in January 2002. Mr. Wenig serves as a director on the boards of Sila Communications, Nastech Pharmaceutical Company, Inc. and Multex.com. He received a B.S. from Union College and a J.D. from Columbia University.

     Thomas E. Wheeler was elected a director of Aether on October 20, 1999. Since 1992, Mr. Wheeler has served as president and chief executive officer of the Cellular Telecommunications & Internet Association. In 1994 and 2000, Mr. Wheeler was appointed by the President of the United States as a trustee of the John F. Kennedy Center for the Performing Arts. Mr. Wheeler is a director on the boards of the Public Broadcasting System and the National Archives Foundation. He is the author of "Take Command! Leadership Lessons from the Civil War." He received a B.S. in business administration from Ohio State University.

     Directors serve for a one year term.

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

        Based solely on a review of copies of such reports of ownership furnished to us and certifications from executive officers and directors, we believe that during the past fiscal year all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     Summary Compensation. The following table sets forth compensation for 1999, 2000 and 2001 awarded to, earned by or paid to our chief executive officer and the four other most highly paid executive officers. In addition, we have provided this information with respect to two persons who were executive officers during 2001, but are no longer executive officers: Mr. Jackson, who separated from the Company in September 2001; and Mr. Shelton, who separated from the Company in April 2002. We refer to these seven officers as the "named executive officers."


                                                                                                  LONG-TERM
                                                          ANNUAL COMPENSATION                    COMPENSATION
                                                    ------------------------------    --------------------------------
                                                                                         RESTRICTED         SHARES        ALL OTHER
                                                                                        STOCK AWARDS      UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION              YEAR         SALARY ($)         BONUS ($)        ($) (3)         OPTIONS (#)        ($)
---------------------------              ----         ----------        ---------         -------         -----------        ---
David S. Oros.......................     2001       $  200,000                --               --            18,000          --
  Chairman and Chief Executive           2000       $  200,000                --               --           350,000          --
  Officer                                1999       $  200,000        $  250,000               --           945,100          --

George M. Davis.....................     2001       $  210,231        $   20,000               --            98,000          --
  President and Vice Chair               2000       $  200,000        $   40,000               --           145,000          --
                                         1999       $  157,292        $   24,504               --            55,000          --

David C. Reymann....................     2001       $  157,673        $   20,000               --            50,000          --
  Chief Financial Officer                2000       $  150,000        $   30,000               --            80,000          --
                                         1999       $  126,042                --               --            51,250          --

Brian W. Keane......................     2001       $  157,673        $   20,000               --            50,000          --
  President, Enterprise                  2000       $  150,000        $   30,000               --            50,000          --
  Solutions Group                        1999       $   56,817        $   50,000               --           125,000          --


Michael S. Mancuso (1)..............     2001       $  200,000        $   60,000               --            50,000     $55,000(5)
  Group President, Mobile                2000       $   34,615        $   22,192               --            73,119 (4)      --
  Government, Small Business Systems
  and International
                                                                 --------------------------------

E. Wayne Jackson III................     2001       $  198,775 (2)    $       --               --                --          --
  Chief Strategist, Software Products    2000       $  160,423        $   29,100               --                --          --
  Group through September 2001           1999               --                --               --                --          --

Dale R. Shelton.....................     2001       $  157,673        $   10,000               --            80,000          --
  Chief Technology Officer through       2000       $  150,000        $   30,000               --           100,000          --
  April 2002                             1999       $  129,167        $   20,000               --            42,500          --

-------------
(1) Mr. Mancuso became executive vice president, vertical markets in September 2000 upon the completion of our acquisition of Cerulean and was not an executive officer as of December 31, 2000. As of January 2002, Mr. Mancuso became group president.

(2) Mr. Jackson earned $147,365 before his separation from the Company in September 2001. The remaining amount was paid to Mr. Jackson as salary continuation following his separation from the Company.

(3) Shares of restricted stock which were received by our named executive officers in exchange for options are not included in this table. This exchange was disclosed in our 2001 proxy statement, beginning on page 6.

(4) Of these options, 23,119 were granted to Mr. Mancuso to replace options that he held for shares of Cerulean stock.

(5) Compensation pursuant to a retention agreement entered into with Mr. Mancuso in connection with Aether's acquisition of Cerulean, of which Mr. Mancuso was an officer.

     Option Grants in Last Fiscal Year. The following table shows information regarding stock options granted to the named executive officers during the year ended December 31, 2001. No stock appreciation rights were granted to these individuals during the year. All options were granted under Aether's 1999 Equity Incentive Plan.

                                                INDIVIDUAL GRANTS                    POTENTIAL REALIZABLE VALUE
                            -------------------------------------------------------       AT ASSUMED ANNUAL
                              NUMBER OF       PERCENT OF                                RATES OF STOCK PRICE
                               SHARES        TOTAL OPTIONs   EXERCISE                     APPRECIATION FOR
                             UNDERLYING       GRANTED TO    PRICE PER                      OPTION TERM ($)
                            OPTION GRANTED   EMPLOYEES IN     SHARE      EXPIRATION   ------------------------
NAME                             (#)         FISCAL YEAR       ($)        DATE (1)       5% (2)      10% (2)
----                        --------------   ------------  -----------   ----------   -----------   ----------
David S. Oros............     18,000(3)        0.5%         $ 8.54       07/25/11     $  245,434    $  398,710
George M. Davis..........     18,000(3)        2.6%         $ 8.54       07/25/11     $  245,434    $  398,710
                              80,000(4)                     $ 8.54       07/25/11     $1,090,816    $1,772,045
David C. Reymann.........     50,000(4)        1.3%         $ 8.54       07/25/11     $  681,760    $1,107,528
Brian W. Keane...........     50,000(4)        1.3%         $ 8.54       07/25/11     $  681,760    $1,107,528
Michael S. Mancuso.......     50,000(4)        1.3%         $ 8.54       07/25/11     $  681,760    $1,107,528
                                            ----------------------------------------
E. Wayne Jackson III.....        --             --             --           --             --            --
Dale R. Shelton..........     80,000(5)        2.1%         $ 8.54       07/25/11(5)  $1,090,816    $1,772,045

----------

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

(3)   Options will vest on July 25, 2002.

(4) Options will vest 25% on July 2, 2002 and 25% annually on the following three anniversaries.

(5) Upon Mr. Shelton's separation from Aether, in accordance with Aether's usual practice, Mr. Shelton and Aether agreed to prorate his stock options through April 2002, his last month of employment. Accordingly, the option for 80,000 shares has been replaced with an immediately-exercisable, non-qualified option for 15,000 shares, and the expiration date of these and other of Mr. Shelton's options has been extended to April 1, 2004.


     Aggregate Option Exercises and Holdings. The following table provides information concerning option exercises during the year ended December 31, 2001, and the shares represented by outstanding options held by each of the named executive officers as of December 31, 2001.



                                                                      NUMBER OF SHARES                  VALUE OF UNEXERCISED
                                                                    UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS AT
                                                                 OPTIONS AT FISCAL YEAR-END (#)         FISCAL YEAR-END ($) (1)
                          SHARES ACQUIRED                       --------------------------------    ------------------------------
NAME                      ON EXERCISE (#)   VALUE REALIZED ($)   EXERCISABLE     UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
----                      ---------------   ------------------   -----------     ---------------    -----------      -------------
David S. Oros...........              0                 --           825,100           18,000        $   5,797,000     $     11,880
George M. Davis.........              0                 --           125,000           98,000        $     926,250     $     64,680
David C. Reymann........              0                 --            58,750           50,000        $     240,791     $     33,000
Brian W. Keane..........              0                 --            70,000           50,000        $     308,000     $     33,000
Michael S. Mancuso......              0                 --            22,339          100,780        $           0     $     33,000

                                                                 -------------------------------

E. Wayne Jackson III....          17,530      $    109,808            15,000                0        $     107,790     $          0
Dale R. Shelton.........              0                 --            97,500           80,000        $     729,500     $     52,800

----------

(1) Options were "in the money" to the extent the closing price of Aether's common stock on December 31, 2001 exceeded the exercise price of the options. The value of unexercised options represents the difference between the exercise price of options and $9.20, which was the last reported sale price of Aether common stock on December 31, 2001.

DIRECTOR COMPENSATION

     Except for reimbursement for reasonable travel expenses relating to attendance at board meetings and discretionary grants of stock options, directors are not compensated for their services as directors. Directors who are employees are eligible to participate in our equity incentive plan. The following table identifies options that we have granted to our current non-employee directors since January 1, 2001.

                            NUMBER OF
                             SHARES
                           UNDERLYING       EXERCISE   VESTING    EXPIRATION
NON-EMPLOYEE DIRECTOR       OPTIONS(#)      PRICE($)    DATE        DATE
---------------------       ----------      --------   -------    ----------
 J. Carter Beese, Jr....     28,000         $ 8.54    07/25/02    07/24/11

 Frank A. Bonsal, Jr....     23,000         $ 8.54    07/25/02    07/24/11

 Thomas E. Wheeler......     28,000         $ 8.54    07/25/02    07/24/11

 George P. Stamas.......     18,000         $ 8.54    07/25/02    07/24/11

 Devin N. Wenig.........     18,000         $ 8.54    07/25/02    07/24/11


EMPLOYMENT AGREEMENTS

     We have entered into an employment contract with Mr. Oros, which became effective June 22, 1999, and provides for a salary of $200,000 per year, a performance bonus of up to $100,000 per year, and additional bonuses based on annual revenue targets and proceeds raised from private placements of our equity securities in 1999. The contract has an initial term expiring in June 2002, and automatically extends for additional one month increments until terminated by Aether or Mr. Oros on 15 days notice. Pursuant to the contract, in 1999 we granted Mr. Oros a warrant to acquire 875,000 shares of our common stock. The warrant currently has an exercise price of $1.60 per share of common stock. Mr. Oros subsequently received our permission to assign part of his warrant, leaving him with a warrant to acquire 775,000 shares. We also gave Mr. Oros the right to allocate to key employees of his choosing warrants to acquire 125,000 shares of common stock having the same terms and conditions. Mr. Oros awarded warrants for 106,250 shares of our common stock to current and past executive officers of Aether. In 1999, Mr. Oros also received a warrant to acquire 175,000 shares of our common stock at an exercise price of $4 per share. From this grant, Mr. Oros subsequently assigned a warrant exercisable for 17,500 shares of our common stock. Each of these warrants became exercisable upon completion of our initial public offering. Warrants that Mr. Oros and other named executive officers continue to hold are included in the table headed "Aggregate Option Exercises and Holdings," above. If we terminate Mr. Oros without cause, he is entitled to receive from us an amount equal to the salary he would have received during the balance of the term of the employment contract. Under the contract, "cause" means committing an act of gross negligence or other willful act that materially adversely affects Aether, refusing to comply in any respect with specific directions of our Board of Directors, or being convicted or pleading no contest to any felony or any misdemeanor involving fraud, breach of trust or misappropriation.

        On June 8, 2001, we entered into an employment agreement with Mr. Reymann. The agreement has an initial term expiring in June 2003, and automatically extends for additional one year increments until terminated by Aether or Mr. Reymann on 90 days notice before the end of the initial term or the extensions. The agreement provides for a salary of not less than $150,000 per year and annual bonuses to be established by the Board, the Compensation Committee or, if the board directs, our chief executive officer or president. Mr. Reymann may resign with 90 days notice to Aether. If we terminate Mr. Reymann without cause, he is entitled to receive an amount equal to 12 month's salary, COBRA group health coverage premium costs, immediate vesting of options, restricted stock or other equity instruments, and a pro rata share of the bonus for the year of his termination. Under the agreement, "cause" means committing a material breach of the agreement, committing an act of gross negligence with respect to Aether or otherwise acting with willful disregard for Aether's best interests, or being convicted of or pleading guilty or no contest to a felony or, with respect to his employment, committing either a material dishonest act or common law fraud or knowingly violating any federal or state securities or tax laws. The agreement provides that if there is a change in control of Aether and within 12 months Mr. Reymann resigns for good reason or is terminated without cause, all options, restricted stock or other equity instruments held by Mr. Reymann will become fully exercisable. A "change in control" means the occurrence of any of the following: a sale of all or substantially all of Aether's assets, the dissolution or liquidation of Aether, a person or group purchasing over half of Aether's voting securities, a merger or consolidation of Aether, a successful proxy contest replacing our board of directors, or during any two year period the incumbent board ceasing to constitute a majority of the board, provided that individuals that a majority of the incumbent directors approve for service on the board are treated as incumbent directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        None of the members of our Compensation Committee is or has ever been an officer or employee of Aether or any of its subsidiaries. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee, except that Messrs. Clarke, Oros and Keane serve on the board of directors of Sila Communications, Limited, of which Mr. Oros is an executive officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of our common stock as of April 22, 2002, as to:

     -    each of our directors and named executive officers individually;

     -    all our directors and executive officers as a group; and

     - each person (or group of affiliated persons) known by us to own beneficially more than 5% of our outstanding common stock.

     For the purposes of calculating percentage ownership as of April 22, 2002, 42,131,212 shares were issued and outstanding and, for any individual who beneficially owns (i) shares of restricted stock which will vest on or before June 22, 2002 or (ii) shares represented by options exercisable on or before June 22, 2002, these shares are treated as if outstanding for that person, but not for any other person. In preparing the following table, we relied upon statements filed with the SEC by beneficial owners of more than five percent (5%) of the outstanding shares of our common stock pursuant to Section 13(d) or 13(g) of the Securities Act of 1934, unless we knew or had reason to believe that the information contained in such statements was not complete or accurate, in which case we relied upon information which we considered to be accurate and complete. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o Aether Systems, Inc., 11460 Cronridge Drive, Owings Mills, Maryland 21117.


                                                         BENEFICIAL OWNERSHIP
                                                               OF SHARES
                                                      -----------------------
                     NAME AND ADDRESS                   NUMBER        PERCENT
          ---------------------------------------     ----------     --------
          DIRECTORS AND EXECUTIVE OFFICERS:
          David S. Oros (1)......................      5,278,357       12.5%
          George M. Davis (2)....................        153,050          *
          David C. Reymann (3)...................         70,950          *
          Brian W. Keane (4).....................         32,834          *
          Michael S. Mancuso (5).................         29,081          *
          J. Carter Beese, Jr. (6)...............        161,302          *
          Frank A. Bonsal, Jr. (7)...............         83,118          *
            1119 St. Paul Street
            Baltimore, MD 21202
          George P. Stamas (8)...................         33,868          *
          Devin N. Wenig (9).....................         12,600          *
            c/o Reuters America, Inc.
            1700 Broadway, 2nd Floor
            New York, NY 10019
          Thomas E. Wheeler (10).................        139,325          *
          All directors and officers as a group
            (12 persons) (11)....................      6,082,805       14.3%

          5% STOCKHOLDERS:
          NexGen Technologies, L.L.C. ...........      3,326,757        7.9%
          Reuters MarketClip Holdings Sarl (12)..      2,828,055        6.7%
            c/o Reuters America, Inc.
            1700 Broad, 2nd Floor

            New York, NY 10019
          Telcom-ATI Investors, L.L.C. ..........      3,244,535        7.7%
            211 N. Union St., Suite 300
            Alexandria, VA 22314
          Janus Capital Corporation (13).........      2,620,220        6.2%
            100 Fillmore Street
            Denver, CO 80206
          Putnam Investments, LLC. (14)..........      4,172,307        9.9%
            One Post Office Square
            Boston, MA 02109

----------

 * Less than 1%.

(1) Includes 3,326,757 shares of common stock owned by NexGen Technologies, L.L.C. over which Mr. Oros exercises voting and investment control by virtue of his position as managing member of NexGen. Also includes exercisable warrants to purchase 812,500 shares of common stock and exercisable options to purchase 12,600 shares of common stock. Excludes 84,000 shares of unvested restricted stock.

(2) Includes exercisable warrants to purchase 45,000 shares of common stock and exercisable options to purchase 80,000 shares of common stock. Excludes 34,800 shares of unvested restricted stock.

(3) Includes exercisable warrants to purchase 5,416 shares of common stock and options to purchase 53,334 shares of common stock. Excludes 19,200 shares of unvested restricted stock.

(4) Includes exercisable options to purchase 28,334 shares of common stock. Excludes 12,000 shares of unvested restricted stock.

(5) Includes exercisable options to purchase 25,229 shares of common stock. Excludes 12,000 shares of unvested restricted stock.

(6) Includes exercisable options to purchase 20,600 shares of common stock. Excludes shares held by NexGen, in which Mr. Beese has a currently exercisable option to become a non-managing member.

(7)   Includes exercisable options to purchase 54,100 shares of common stock.

(8)   Includes exercisable options to purchase 18,850 shares of common stock.

(9)   Includes exercisable options to purchase 12,600 shares of common stock.

(10) Includes exercisable options to purchase 49,825 shares of common stock. Also includes 5,000 shares owned by the Carol and Tom Wheeler Foundation of which Mr. Wheeler is a trustee, 5,000 shares owned by Mr. Wheeler, and 79,500 shares owned by a trust of which Mr. Wheeler is the beneficiary. Excludes Mr. Wheeler's indirect interest in shares held by NexGen, of which Mr. Wheeler is a non-managing member.

(11) Includes exercisable warrants to purchase 862,916 shares of common stock and exercisable options to purchase 419,222 shares of common stock.

(12) Reuters MarketClip Holdings Sarl is an indirect wholly-owned subsidiary of Reuters Group PLC.

(13) Based solely on reports filed by this person with the Securities and Exchange Commission as of April 22, 2002.

(14) Based solely on reports filed by this person with the Securities and Exchange Commission as of April 22, 2002. Includes 1,937,596 shares beneficially owned by Putnam Investment Management, LLC and 2,234,710 shares beneficially owned by The Putnam Advisory Company, LLC, each of which is a subsidiary of Putnam Investments, LLC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since January 1, 2001, we have engaged in the following transactions or there are currently proposed transactions with the following persons:

     -    directors, nominees for election as directors, or executive officers;

     -    beneficial owners of 5% or more of the Company's common stock;

     -    immediate family members of the above, and

     -    entities in which the above persons have substantial interests.

REUTERS

     On May 6, 2000, Aether and Reuters Limited ("Reuters") formed Sila Communications Limited ("Sila"). Reuters was one of our original investors and continues to hold approximately 6.7% of our common stock. In addition, under the terms of a voting agreement among some of our stockholders, Reuters has the right to appoint one director, who is currently Devin N. Wenig. David S. Oros, our Chairman and Chief Executive Officer, serves as chairman of Sila, and two of our directors, J. Carter Beese, Jr. and Devin N. Wenig, and two of our executive officers, Brian Keane and John Clarke, also serve on the board of Sila.

     On November 21, 2001, Aether, Reuters and Sila entered into a Funding Agreement pursuant to which each party agreed to restructure the operations of Sila. In connection with the restructuring, Aether and Reuters agreed to provide an aggregate of (pound)5,000,000 (of which Aether's portion was (pound)3,000,000), or such higher amounts as Aether and Reuters may agree in amounts pro-rata to their existing shareholdings in Sila. On November 30, 2001, Aether paid $2,136,600 to Sila and Sila issued a promissory note to Aether in the original principal amount of $2,136,600, which will increase as Aether makes future payments to Sila under the Funding Agreement up to a total of $4,273,200, which amount was equivalent to the (pound)3,000,000 total Aether has agreed to pay Sila under the Funding Agreement. Future payments up to the (pound)3,000,000 total are to be paid by Aether at the written request of Sila. In consideration of the funding, Sila agreed to prepare, within a reasonable time after the date of the funding, a rationalization plan containing provisions relating to the restructuring of its business. Also in connection with the restructuring, Sila, Sila Technology Limited ("Sila Technology"), a wholly-owned subsidiary of Sila, Reuters S.A., and Aether entered into a Software License Agreement pursuant to which Sila and Sila Technology granted a license to Aether and Reuters S.A. allowing the use of certain Sila and Sila Technology software. The license, which is in consideration of the funding and is non-exclusive, world-wide, perpetual, irrevocable and royalty-free, is a license to install, use, sell, modify, enhance, adapt, copy, and create derivative works from the licensed software.

     Reuters also provided financial data services to Aether during 2001 and received $347,034 in payment for these services. Aether provided Reuters' employees MarketClip services during 2001 and Aether received compensation of $13,862 for these services.

 HUBER OROS & COMPANY, LLC

     Since the middle of 2000, Huber Oros & Company, LLC ("Huber Oros") has been the administrative agent of our corporate benefits program. Matthew Oros, the chief executive officer and founder of Huber Oros, is the brother of David S. Oros, our Chairman and Chief Executive Officer. Aether paid Huber Oros $316,152 in agency fees in 2001, which is based on a percentage of the total claims processed by Huber Oros on behalf of Aether during 2001.

DEUTSCHE BANC ALEX. BROWN

     Deutsche Banc Alex. Brown ("Deutsche Banc") provides financial services and investment banking services to Aether. George P. Stamas, one of our directors, served as the vice chairman of the board and managing director of Deutsche Banc until December 2001 and currently serves on the advisory board of DB Capital Partners Inc., the private equity arm of Deutsche Banc. During 2001, we incurred fees to Deutsche Banc in connection with financial advice and we paid for software acquired from a third party who assigned the account receivable to a financing subsidiary of Deutsche Banc.

AIRCRAFT RENTAL

        During 2001, Dave Oros, our Chairman and Chief Executive Officer, reimbursed Aether $273,756 for his personal use of Aether's corporate jet, which the Company is currently seeking to sell. The amount reimbursed to Aether included the direct costs associated with the flights as well as a portion of the indirect overhead costs that are billed to Aether by an independent management company.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2002.

                                        Aether Systems, Inc.

                                        By: /s/ DAVID C. REYMANN
                                           -----------------------------
                                              David C. Reymann
                                              Chief Financial Officer