Form 10-Q
period 2002-03-31
AETHER SYSTEMS INC
filed 2002-05-15
CIK 1093434

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27707

AETHER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2186634 (IRS Employer Identification Number)
11460 Cronridge Dr., Owings Mills, MD (Address of principal executive offices)	21117 (Zip Code)

(Registrant's telephone number, including area code): (410) 654-6400

Securities registered Pursuant to Section 12(b) of the Act: NONE.

Securities Registered Pursuant to Section 12(g) of the Act:
 Common Stock, Par Value $.01
Convertible Subordinated Notes Due 2005

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 10, 2002 was $167,298,206.

        As of May 10, 2002, 42,140,606 shares of the Registrant's common stock, $.01 par value per share, were outstanding.

AETHER SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

PART I—FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

AETHER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$469,777	$522,177
Restricted cash	5,268	5,253
Short-term investments	2,444	2,490
Trade accounts receivable	23,206	24,802
Inventory	27,994	27,178
Prepaid expenses and other current assets	18,140	19,521

Total current assets	546,829	601,421
Property and equipment, net	57,608	61,304
Investments	23,108	32,350
Intangibles, net	236,080	226,774
Other noncurrent assets, net	27,761	27,571

	$891,386	$949,420

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable	$27,243	$15,493
Accounts payable	3,541	8,560
Accrued expenses	26,965	27,666
Accrued employee compensation and benefits	10,739	9,983
Deferred revenue	17,031	15,145
Current portion of restructuring reserve	20,740	15,452
Accrued interest payable	1,081	5,249

Total current liabilities	107,340	97,548
Convertible subordinated notes payable and other notes payable, less current portion	275,643	290,645
Deferred revenue, less current portion	4,761	6,380
Restructuring reserve, less current portion	16,230	12,365

Total liabilities	403,974	406,938
Minority interest in net assets of a subsidiary	(1,568)	(45)
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value;1,000,000,000 shares authorized; 42,047,110 and 41,864,646 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	420	419
Additional paid-in capital	2,582,952	2,579,445
Accumulated deficit	(2,095,043)	(2,039,409)
Foreign currency translation adjustment	569	487
Unrealized gain on investments available for sale	82	1,585

Total stockholders' equity	488,980	542,527

Commitments and Contingencies
Total liabilities and stockholders' equity	$891,386	$949,420

See accompanying notes to condensed consolidated financial statements.

AETHER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Subscriber revenue	$12,309	$10,400
Engineering services revenue	1,623	2,363
Software and related services revenue	6,022	11,797
Device sales	3,718	6,099

Total revenue	23,672	30,659
Cost of subscriber revenue	7,354	6,234
Cost of engineering services revenue	803	1,300
Cost of software and related services revenue	2,176	4,082
Cost of device sales	3,431	8,217

Total cost of revenue	13,764	19,833

Gross profit	9,908	10,826

Operating expenses:
Research and development (exclusive of option and warrant expense)	8,626	17,171
General and administrative (exclusive of option and warrant expense)	17,375	25,804
Selling and marketing (exclusive of option and warrant expense)	10,154	20,216
Depreciation and amortization	10,994	91,795
Option and warrant expense:
Research and development	1,258	2,475
General and administrative	587	972
Selling and marketing	376	1,133
Impairment of intangibles and other assets	2,377	959,369
Restructuring charge	12,556	—

Total operating expenses	64,303	1,118,935

Operating loss	(54,395)	(1,108,109)
Other income (expense):
Interest income	2,502	11,101
Interest expense	(4,518)	(4,695)
Equity in losses of investments	(2,773)	(14,516)
Investment losses, including impairments, net	(4,235)	(94,744)
Minority interest	1,523	3,664

Loss before income taxes, extraordinary item and cumulative effect of change in accounting principle	(61,896)	(1,207,299)
Income tax benefit	—	435

Loss before extraordinary item and cumulative effect of change in accounting principle	(61,896)	(1,206,864)
Extraordinary item (early extinguishment of debt)	6,262	—

Loss before cumulative effect of change in accounting principle	(55,634)	(1,206,864)
Cumulative effect of change in accounting principle relating to adoption of SFAS No. 133	—	6,564

Net loss	$(55,634)	$(1,200,300)

Other comprehensive loss:
Unrealized holding losses on investments available for sale	(1,503)	(21,091)
Foreign currency translation adjustment	82	(354)

Comprehensive loss	$(57,055)	$(1,221,745)

Net loss per share-basic and diluted before extraordinary item and cumulative effect of change in accounting principle	$(1.47)	$(29.83)
Extraordinary item (early extinguishment of debt)	0.15	—
Cumulative effect of change in accounting principle relating to adoption of SFAS No. 133	—	0.16

Net loss per share-basic and diluted	$(1.32)	$(29.67)

Weighted average shares outstanding—basic and diluted	41,993	40,452

See accompanying notes to condensed consolidated financial statements.

AETHER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(55,634)	(1,200,300)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	10,994	91,795
Provision for doubtful accounts	1,063	3,949
Provision for inventory obsolescence	—	1,895
Equity in losses of investments	2,773	14,516
Option and warrant expense	2,221	4,580
Minority interest	(1,523)	(3,664)
Deferred income tax benefit	—	(435)
Extraordinary item	(6,262)	—
Cumulative effect of change in accounting principle	—	(6,564)
Impairment of intangibles	2,377	959,369
Investment losses, including impairments	4,235	94,744
Changes in assets and liabilities, net of acquired assets and liabilities:
Decrease (increase) in trade accounts receivable	533	(5,773)
Decrease (increase) in inventory	8	(15,096)
Decrease (increase) in prepaid expenses and other assets	1,599	(3,784)
(Decrease) increase in accounts payable	(5,019)	4,174
Decrease in accrued expenses, accrued employee compensation and benefits, interest payable and acquisitions payable	(5,751)	(4,026)
Increase in restructuring reserve	9,520	—
Increase in deferred revenue	267	2,461

Net cash used in operating activities	(38,599)	(62,159)

Cash flows from investing activities:
Sales and maturities of short-term investments	—	3,286
Purchases of short-term investments	—	(3,411)
Acquisitions, net of cash acquired	(3,486)	(31,041)
Purchases of property and equipment	(2,342)	(15,366)
Purchase of long-term investments	(473)	(22,243)
Sale of long-term investments	1,235	—
Increase in other intangible assets	(50)	(704)
Decrease in other assets	—	2,032

Net cash used in investing activities	(5,116)	(67,447)

Cash flows from financing activities:
Proceeds from issuance of common stock	415	—
Repayment of notes payable including buyback of convertible debt	(8,848)	—
Repayments on notes payable/credit facility	(252)	(540)
Decrease in restricted cash	—	635
Exercise of options and warrants	—	409

Net cash (used in) provided by financing activities	(8,685)	504

Net decrease in cash and cash equivalents	(52,400)	(129,102)
Cash and cash equivalents, at beginning of period	522,177	856,391

Cash and cash equivalents, at end of period	$469,777	$727,289

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$8,704	$9,315

        Supplemental disclosure of non-cash investing and financing activities:

        For the three months ended March 31, 2002 and 2001, the Company incurred unrealized holding losses associated with its investments available for sale totaling $1,503 and $21,091, respectively. These amounts have been reported as decreases in members' capital and stockholders' equity.

        In connection with the acquisition of certain assets of @Track Communications, Inc. on March 18, 2002, the Company issued a note payable for $12.0 million. Such amount has been allocated to the fair value of the assets purchased.

See accompanying notes to condensed consolidated financial statements.

AETHER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1)    ORGANIZATION, DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

(a) ORGANIZATION AND DESCRIPTION OF THE BUSINESS

        Aether Systems, Inc. ("the Company") was originally formed as Aeros, L.L.C. in January 1996. The Company changed its name to Aether Technologies International, L.L.C. effective August 1996 and to Aether Systems L.L.C. effective September 1999. Immediately prior to the completion of its initial public offering of common stock on October 26, 1999, the limited liability company was converted into a Delaware corporation and the Company's name was changed to Aether Systems, Inc.

        The Company provides the services, software and support necessary for businesses to extend existing and future applications from the desktop to almost all currently available personal digital assistant (PDA) operating systems and their respective wireless devices. Through the Aether Fusion(TM) approach, the Company develops, deploys and manages wireless solutions built on industry standard technology and backed by the Company's expertise in wireless hosting, software and services.

        The Company is focused on several growth areas including enterprise services, mobile government and transportation and logistics.

        In the first quarter of 2002, the Company expanded its products, services, and customer base in the transportation and logistics market through the acquisition of certain assets and licenses from @Track Communications, Inc. ("@Track"). @Track is a leading provider of wireless-based vehicle fleet management and intelligent mobile-asset-tracking solutions.

(b) BASIS OF PRESENTATION

        The condensed consolidated financial statements include the accounts of Aether Systems, Inc. and its subsidiaries. The condensed consolidated balance sheet as of March 31, 2002, the condensed consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2002 and 2001, and the condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report for the year ended December 31, 2001 on Form 10-K.

NOTE (2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) USE OF ESTIMATES

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

(b) RECENT ACCOUNTING PRONOUNCEMENTS

(i) SFAS No. 142

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing and recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS No. 142 on January 1, 2002, the Company ceased to amortize approximately $161.1 million of goodwill and $9.9 million of assembled workforce which was combined with goodwill since the intangible asset no longer met the criteria to be separable from goodwill. The Company recorded approximately $78.4 million of amortization on these amounts during the first quarter of 2001 and would have recorded approximately $13.3 million of amortization during the first quarter of 2002. In lieu of amortization, the Company was required to begin an impairment review of its goodwill balance upon the initial adoption of SFAS No. 142. The impairment review involves a two-step process as follows:

•	Step 1 — The Company will compare the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, the Company will move on to step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.
•
Step 2 — The Company will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. The Company will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

        The Company is not yet required by the SFAS to complete, and has not yet completed, step 1 or step 2 of the impairment review. The Company must complete Step 1 of the impairment review during the second quarter of 2002 and must complete Step 2 prior to December 31, 2002. During the first quarter of 2002, the Company determined its reporting units and assigned its assets and liabilities to the respective reporting units. The Company also evaluated the estimated useful lives and separability of its identifiable intangible assets. The Company has no intangible assets with an indefinite useful life. Since year end, the Company's business has continued to be impacted by significant negative industry and economic trends. Additionally, the Company's stock price has continued to decline since December 31, 2001 and the Company's market capitalization is below the Company's book value. Accordingly, the Company may be required to record an impairment charge upon completing the impairment review required by SFAS No. 142, but is as yet unable to determine the effect this may have on its financial position or results of operations.

(ii) SFAS No. 144

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS

No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company's adoption of SFAS No. 144 on January 1, 2002 did not have a significant impact on its financial position or results of operations.

NOTE (3)    ASSET PURCHASE CONSIDERATION

        On March 18, 2002, the Company expanded its products, services, and customer base in the transportation and logistics market through the acquisition of certain assets and licenses from @Track. @Track is a leading provider of wireless-based vehicle fleet management and intelligent mobile-asset-tracking solutions. The purchase consideration (excluding approximately $486,000 of purchase related expenses) was $15.0 million consisting of $3.0 million in cash and a $12.0 million note payable. The note bears interest at 5.75% and is payable in equal monthly installments through June 2002 in either i) cash or ii) convertible preferred stock. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date. The preliminary allocation of the total purchase price for this acquisition (subject to change upon finalization of the valuation) is summarized as follows:

(Amounts in Thousands)
Current assets	$824
Property and equipment	702
Identifiable intangibles	2,815
Goodwill	11,145

Total consideration	$15,486

NOTE (4)    RESTRUCTURING CHARGES

        During each of the last three quarters in 2001, the Company had restructuring charges. The Company implemented an expense reduction plan as part of the Company's integration strategy focused on improving operational efficiencies and the implementation of other measures intended to reduce planned expenses. These efforts have resulted in the consolidation of excess facilities and a reduction in the Company's work force. The charge related mainly to a workforce reduction of over 480 positions and the closing or consolidation of twelve facilities. Employee separation benefits under the restructuring plan include severance, medical, and other benefits. Facility closure costs included expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.

        During the first quarter of 2002, the Company continued its expense reduction plan focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses. These efforts have resulted in the further consolidation of excess facilities and elimination of positions. As a result of this restructuring plan, the Company recorded a charge to earnings in the first quarter of $12.6 million (including adjustments of approximately $2.4 million). The charge related mainly to a workforce reduction of over 225 positions and the closing or consolidation of three facilities. Employee separation benefits of $3.6 million under the restructuring plan include severance, medical, and other benefits. Facility closure and other costs of $8.9 million include expected losses on subleases, brokerage commissions, asset impairment charges, and other costs. As of March 31, 2002, the accrued liability balance related to the restructuring was $37.0 million.

        Calculation of the restructuring accrual related to expected losses on subleases requires the Company to make estimates concerning: (1) the expected length of time to sublease the facility; (2) the expected rental rates on subleases; and, (3) estimated brokerage expenses associated with executing the sublease. The Company used the assistance of independent real estate brokerage firms in developing these estimates and the Company's estimates may be impacted by future economic trends. The expected losses on subleases have not been discounted. If the actual results differ from the Company's estimates, the Company may be required to adjust its restructuring accrual related to expected losses on subleases, including recording additional losses.

        A rollforward of the restructuring accrual is as follows:

2001 Restructuring:	Employee Separation Benefits	Facility Closure Costs and Other	Total
Second quarter	4,870	10,989	15,859
Third quarter	4,070	14,528	18,598
Third quarter adjustments	(147)	(220)	(367)
Fourth quarter	1,435	6,386	7,821
Fourth quarter adjustments	—	3,095	3,095

Total restructuring charge	10,228	34,778	45,006
Second quarter reclassification from acquisition accounts	—	1,643	1,643
Cash payments	(8,626)	(10,206)	(18,832)

Restructuring liability as of December 31, 2001	1,602	26,215	27,817

2002 Restructuring:
First quarter	3,631	6,490	10,121
First quarter adjustments	—	2,434	2,434

Total restructuring charge for period ending March 31, 2002	3,631	8,924	12,555
Cash payments	(1,160)	(2,242)	(3,402)

Total restructuring liability as of March 31, 2002	4,073	32,897	36,970

NOTE (5)    OTHER RELATED PARTY TRANSACTIONS

RELATED PARTY REVENUE AND RECEIVABLES

        In the ordinary course of business, the Company has entered into sales arrangements with entities in which the Company has equity interests or entities that have an equity interest in the Company. For the three months ended March 31, 2002 and 2001, the Company recorded revenue from these related parties aggregating approximately $731,000 and $5.1 million, respectively. Of the $731,000 in revenue for the period ended March 31, 2002, the Company recognized approximately $585,000 related to engineering work the Company is performing for AOL given our current percentage completion projections. Percentage completion projections are estimates made by the Company. If the Company made different judgments or utilized different estimates of the total amount of work it expects to be required to complete the project, the timing of its revenue recognition from period to period, and its margins on the project in this reporting period, may have differed materially from that reported. As of March 31, 2002 and 2001, the Company had accounts receivable from these related entities aggregating approximately, $613,000 and $7.6 million, respectively.

NOTE (6)    COMMITMENTS AND CONTINGENCIES

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

NOTE (7)    SEGMENT INFORMATION

        The Company's operating segments include Vertical Markets and European Operations. The Vertical Markets segment provides wireless data services software and engineering services to develop applications for the financial services, mobile government, transportation and logistics, real estate, automobile and insurance industries. The European Operations Segment consists of Sila, the Company's European joint venture with Reuters and has the majority of its customers in the European financial services industry. Corporate and Other consists mainly of corporate assets and selling general and administrative expenses.

        The Company began to report its financial results by segment as of the first quarter of 2000. During 2001, the Company's reportable segments changed, and the Company expects them to continue to change, as its operating structure, business and the market in which it operates evolves.

        Segment detail is summarized as follows:

	Vertical Markets	European Operations	Corporate and Other	Total
THREE MONTHS ENDED MARCH 31, 2002
Revenue	$21,647	$2,072	$(47)	$23,672
Gross Profit (loss)	$8,902	$1,058	$(52)	$9,908
Total Assets	$313,419	$15,840	$562,127	$891,386
THREE MONTHS ENDED MARCH 31, 2001
Revenue	$26,678	$3,981	$0	$30,659
Gross Profit (loss)	$11,293	$1,417	$(1,884)	$10,826
Total Assets	$350,429	$169,760	$896,096	$1,416,285

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

        You should read the following description of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and Notes thereto and other financial data appearing elsewhere in this Form 10-Q.

MD&A (1)    OVERVIEW

        We provide the services, software and support necessary for businesses to extend existing and future applications from the desktop to almost all currently available personal digital assistant (PDA) operating systems and their respective wireless devices. Through the Aether Fusion™ approach, we develop, deploy and manage wireless solutions built on industry standard technology and backed by our expertise in wireless hosting, software and services.

        We are focused on several growth areas including mobile government, transportation and logistics and general enterprise services.

        In the first quarter of 2002, we expanded our products, services, and customer base in the transportation and logistics market through the acquisition of certain assets and licenses from @Track Communications, Inc. ("@Track"). @Track is a leading provider of wireless-based vehicle fleet management and intelligent mobile-asset-tracking solutions.

MD&A (2)    CRITICAL ACCOUNTING POLICIES

        Some of our accounting policies involve judgment or estimates that could have a material impact on our financial condition or results of operations if the judgments or estimates were made differently. Four of the most critical of these policies are:

  •
  Revenue recognition;
  •
  Estimating the valuation allowance for sales returns and doubtful accounts;
  •
  Estimating the realizable value of our inventory; and
  •
  Restructuring accruals.

(a) REVENUE RECOGNITION

        We derive our revenue from four sources: (i) subscriber revenue; (ii) engineering services; (iii) software and related services; and (iv) device sales. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. If we made different judgments or utilized different estimates, the amount and timing of our revenue might have differed materially from that reported.

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

        Our subscriber contracts contain provisions for elements such as service, activation, and wireless devices. This requires us to allocate revenue to such elements based on their relative fair values, which requires significant management judgments and estimates. We estimate the relative fair value of the service based on contractual renewal rates. We estimate the fair value of the equipment based on sales in which the only element of the transaction was equipment. How we allocate revenue to the elements of the arrangement may affect the period in which the revenue is recognized.

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

ii.) Engineering services revenue

        Engineering services revenue is derived from the provision of wireless integration services under time-and-materials and fixed-fee contracts. Revenue on time-and-materials contracts is recognized as time is spent at hourly rates, which are negotiated with the customer. Revenue on fixed-fee contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Anticipated contract losses are recognized as soon as they become known and estimable. Considerable judgment may be required in determining estimates to complete a project including the scope of work to be completed and reliance on the customer or other vendors to fulfill some tasks. If we made different judgments or utilized different estimates of the total amount of work we expect to be required to complete the project, the timing of our revenue recognition from period to period, and our margins on the project in this reporting period, may have differed materially from that reported.

iii.) Software and related services revenue

        Software and related services revenues are generated from licensing software and providing services, including maintenance and technical support, training and software integration services. Software revenue consists of fees for licenses of our software products. We recognize the revenue when the license agreement is signed, the license fee is fixed and determinable, delivery of the software has occurred, and when we estimate that the collectibility of the fees is probable. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured. If a significant portion of a fee is due after our normal payment term, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due. We assess collection based on a number of factors, including past transaction history with the customer and credit worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer recognition of the fees as revenue, and recognize revenue at the time it becomes reasonably assured, which is generally upon receipt of cash. If we assessed collectibility differently, the timing and amount of our revenue recognition may have differed materially from that reported.

        Revenue from licensing software that requires significant customization and modification is recognized using the percentage of completion method, based on the hours incurred in relation to the total estimated hours. If we made different judgments or utilized different estimates of the total amount of work we expect to be required to customize or modify the software, the timing of our revenue recognition from period to period, and our margins on the project in this reporting period, may have differed materially from that reported. Service revenues consist principally of maintenance and technical support, which consists of unspecified when-and-if available product updates and customer telephone support services and are recognized ratably over the term of the service period. If we allocated more or less value to these when-and-if deliverables, the timing of our revenue recognition may have differed materially from that reported. Other service revenues are recognized as the related services are provided. In situations where we host the software and the customer has the option to take possession of the software at any time during the hosting period without significant penalty and we believe it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to us to host the software, the software element is accounted for in accordance with SOP 97-2. Otherwise, such amounts are recognized ratably over the hosting period. If our assessment of this feasibility were different, the timing of our revenue recognition may have differed materially from that reported.

iv.) Device revenue

        We derive device revenue on the sale of wireless devices used to provide our services. Generally, revenue for device sales is recognized upon delivery. In cases where, in our judgment, (1) the service is essential to the functionality of the device and (2) only our ongoing service is available for the device, we recognize the device revenue as the ongoing service is provided over the estimated life of the customer relationship. If management were to judge differently about 1 or 2 above, the timing of our revenue recognition might have differed materially from that reported.

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

vi.) Revenue from related parties

        Revenue from products and services sold to companies that we have also made strategic investments in or to companies that have invested in us (related parties) is allocated between the investment and revenue recognized based on the relative fair value of the products and services sold and the investment received. We have determined the fair value of the investments based on the fact that all of our investments were made in participation with other unrelated financial investors at the same price per share as the other investors. Our investment policy generally limits our investments to companies that have completed at least two rounds of financing and generally requires that an unrelated investor lead the round of financing that we participate in. We have estimated the fair value of products and services sold based on comparable sales transactions to other unrelated companies. For the three months ended March 31, 2002 and 2001, we recorded sales from these related parties aggregating approximately $731,000 and $5.1 million, respectively. Of the $731,000 in revenue for the period ended March 31, 2002, approximately $585,000 related to engineering work we are performing for AOL given our current percentage completion projections. Percentage completion projections are estimates made by us. If we made different judgments or utilized different estimates of the total amount of work we expect to be required to complete the project, the timing of our revenue recognition from period to period, and our margins on the project in this reporting period, may have differed materially from that reported. As of March 31,2002 and 2001, we had accounts receivable from these related entities aggregating approximately, $613,000 and $7.6 million, respectively.

(b) ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

        We must make estimates of potential product returns and the valuation of our accounts receivables. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns. We recorded provisions for sales returns of approximately $195,000 and $1.1 million during the three months ended March 31, 2002 and 2001 respectively. We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, a portion of our customer base has included customers with a limited operating history that were subject to many of the risks and uncertainties that we are, including rapid changes in technology, no established markets for their products, and intense competition, among others. In addition, many of these companies required significant infusions of capital to continue operations. The availability of such capital has been curtailed over the last several quarters and some of these companies were not able to raise sufficient funds to continue their operations. As a result, we recorded bad debt expense of $1.4 million and $4.0 million during the first three months of 2002 and 2001 respectively. As of March 31, 2002, our net accounts receivable balance was $23.2 million, net of allowance for sales returns and doubtful accounts of $10.7 million. As of December 31, 2001, our net accounts receivable balance was $24.8 million, net of allowance for sales returns and doubtful accounts of $10.6 million. If we had used different estimates and assumptions related to the amount of sales returns we would receive, and about the collectibility of our accounts receivable, our provisions for sales returns and allowance for doubtful accounts may have differed materially from that reported.

(c) VALUATION OF INVENTORY

        Inventory, net of allowance for obsolete and slow-moving inventory, consists of finished goods such as handheld and laptop computers, pagers, wireless modems, and accessories and is stated at the lower of cost or market. Cost is determined using a standard costing method, which approximates the first-in, first-out method. Our inventory is subject to rapid technological changes that could have an adverse impact on its realization in future periods. In addition, there are a limited number of suppliers of our inventory. We estimated the reduction in inventory value based on our consideration of the following: (1) quantities and composition of inventory held; (2) sales prices of competing vendors; (3) projected unit sales and unit pricing over subsequent twelve month period; and (4) evaluation of remaining inventory purchase commitments. If our projections were different, our margins on device sales may have differed materially from that reported. If our estimates of projected units sales and unit pricing are less than actual results, we may be required to record additional impairment charges in the future.

(d) ESTIMATION OF RESTRUCTURING ACCRUALS

        During 2001, we implemented an expense reduction plan as part of our integration strategy focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses. These efforts have resulted in the consolidation of excess facilities and a reduction in our work force. The charge related mainly to a workforce reduction of over 480 positions and the closing or consolidation of twelve facilities. During the first quarter of 2002, we continued our expense reduction plan focused on improving operational efficiencies and the implementation of other measures intended to reduce planned expenses. These efforts have resulted in further consolidation of excess facilities and eliminations of positions. The charge related mainly to a work force reduction of over 225 positions and the closing or consolidation of three facilities. Employee separation benefits under the restructuring plans include severance, medical, and other benefits. Facility closure costs and other included expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs. As of March 31, 2002, the accrued liability related to the restructuring was $37.0 million.

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

MD&A (3)    RECENT ACCOUNTING PRONOUNCEMENTS

(i) SFAS No. 142

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing and recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS No. 142 on January 1, 2002, we ceased to amortize approximately $161.1 million of goodwill and $9.9 million of assembled workforce, which was combined with goodwill since the intangible asset no longer met the criteria to be separable from goodwill. We recorded approximately $78.4 million of amortization on these amounts during the first quarter of 2001 and would have recorded approximately $13.3 million of amortization during the first quarter of 2002. In lieu of amortization, we were required to begin an impairment review of our goodwill balance upon the initial adoption of SFAS No. 142. The impairment review involves a two-step process as follows:

  •
  Step 1 — We will compare the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, we will move on to step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.
  •
  Step 2 — We will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. We will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

        We are not yet required by the SFAS to complete, and has not yet completed, step 1 or step 2 of the impairment review. We must complete Step 1 of the impairment review during the second quarter of 2002 and must complete Step 2 prior to December 31, 2002. During the first quarter of 2002, we determined its reporting units and assigned its assets and liabilities to the respective reporting units. We also evaluated the estimated useful lives and separability of its identifiable intangible assets. We have no intangible assets with an indefinite useful life. Since year end, our business has continued to be impacted by significant negative industry and economic trends. Additionally, our stock price has continued to decline since December 31, 2001 and our market capitalization is below our book value. Accordingly, we may be required to record an impairment charge upon completing the impairment review required by SFAS No. 142, but are as yet unable to determine the effect this may have on our financial position or results of operations.

(ii) SFAS No. 144

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. Our adoption of SFAS No. 144 on January 1, 2002 did not have a significant impact on our financial position or results of operations.

MD&A (4)    COMPARISON OF RESULTS FOR THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(a) SUBSCRIBER REVENUE

        Subscriber revenue may consist of:

        •        a one-time non-refundable activation fee;
        •        monthly per-subscriber service fees;
        •        monthly per-subscriber exchange fees for access to financial information from the securities exchanges and markets; and
        •        monthly fees for providing access to our network operations center.

        Subscriber revenue increased to $12.3 million for the three months ended March 31, 2002 from $10.4 million for the three months ended March 31, 2001, while subscribers increased to 98,673 at March 31, 2002 from 55,924 at March 31, 2001. Approximately $1.2 million of the increase in 2002 was due to sales, since March 18, 2002, to Highway Master Series customers (approximately 29,000 subscribers). The remaining increase was associated with the increase in subscribers that signed on to our existing and new product and service offerings such as wireless messaging. The Highway Master Series product line was obtained in connection with an acquisition made in the first quarter 2002.

(b)
COST OF SUBSCRIBER REVENUE

        Cost of subscriber revenue consists primarily of airtime costs, financial data costs, and securities exchange and market fees. Our airtime costs are determined by agreements we have with several wireless carriers. Typically, we have one-year contracts to buy data network capacity either for an agreed amount of kilobytes at a flat fee or on a cents-per-kilobyte basis. Cost of subscriber revenue excludes depreciation on, and operating costs of, our network operations center and certain costs of customer fulfillment and customer care. Cost of subscriber revenue increased to $7.4 million for the three months ended March 31, 2002, from $6.2 million for the three months ended March 31, 2001. The increase between periods was primarily due to approximately $633,000 of costs associated with the sales to Highway Master Series customers. The remaining increase was from costs associated with the increase in subscribers that signed on to our existing and new product service offerings such as wireless messaging.

(c)
ENGINEERING SERVICES REVENUE

        Revenue from engineering services consists of amounts billed to our customers for engineering time on an hourly basis or fixed fees on a per project basis. Engineering services revenue decreased to $1.6 million for the three months ended March 31, 2002, from $2.4 million for the three months ended March 31, 2001. The decrease between March 2002 and March 2001 was primarily due to the completion of several large engineering projects in early 2001 including OmniSky, Response Services and Inciscent offset by the addition of several new engineering projects in early 2002 including AOL and Sharp Electronics, neither of which were completed in the first quarter of 2002.

(d)
COST OF ENGINEERING SERVICES REVENUE

        Cost of engineering services revenue consists of cash compensation and related costs for engineers and other project-related costs. Cost of engineering services revenue decreased to $803,000 for the three months ended March 31, 2002, from $1.3 million for the three months ended March 31, 2001. The decrease between March 2002 and March 2001 was primarily due to the decrease in engineering services performed as discussed above.

(e)
SOFTWARE AND RELATED SERVICES REVENUE

        We derive revenue from the licensing of software products, including elements of the Aether Fusion(TM) platform, formerly sold as AIM and the ScoutWare software suite, as well as from the

e-Mobile software suite, the PacketCluster software suite and the FireRMS software suite. In the future, we may develop newer versions of our software foundation Aether Fusion(TM) from which we may generate licensing revenue. Software and related services revenue decreased to $6.0 million for the three months ended March 31, 2002 from $11.8 million for the three months ended March 31, 2001. The decrease between periods was primarily due to the decrease in the Scout Sync software suite sales as well as a decrease in software sales for our Aether Mobile Government Packet Cluster software suite. The remaining decrease was due to a decline in sales of the eMobile and the Advantage Software suites between years. The decreased sales of these products reflects the slow-down in the macro-economy and general decrease in corporate IT (information technology) spending during 2001 and into 2002.

(f)
COST OF SOFTWARE AND RELATED SERVICES REVENUE

        Cost of software and related services revenue consists of costs of licensing, including royalty payments and personnel costs. Cost of software and related services revenue was $2.2 million for the three months ended March 31, 2002 and $4.1 million for the three months ended March 31, 2001, relating to royalty fees for third-party intellectual property used in the software that we sell and personnel costs incurred in the customization of software products and the support of those products. The decrease between periods relates primarily to the decrease in software revenue between periods as discussed above.

(g)
DEVICE SALES

        Revenue from device sales decreased to $3.7 million for the three months ended March 31, 2002 from $6.1 million for the three months ended March 31, 2001. The decrease in device sales between 2002 and 2001 relates primarily to the reduction in the selling price of handheld devices.

(h)
COST OF DEVICE SALES

        Cost of device sales consists of the cost of the hardware from the hardware manufacturer or wholesaler. Cost of devices decreased to $3.4 million for the three months ended March 31, 2002 from $8.2 million for the three months ended March 31, 2001. $1.9 million of the decrease in the cost of device sales for 2002 relates to an obsolescence and excess inventory charge taken in the first quarter of 2001. The remainder of the decrease between periods relates to the decreased value of our inventory due to an obsolescence and excess inventory charge taken in 2001.

(i)
RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses consist primarily of cash compensation and related costs for engineers engaged in research and development activities and, to a lesser extent, costs of materials relating to these activities. We expense research and development costs as we incur them. Research and development expenses decreased to $8.6 million for the three months ended March 31, 2002, from $17.2 million for the three months ended March 31, 2001. The decrease from 2002 to 2001 was primarily due to our reduction in work force between periods. For more information on our restructuring efforts refer to the section entitled "Estimation of Restructuring Accruals" above.

(j)
GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses consist primarily of cash compensation and related costs for general corporate personnel, along with rent, network operations costs, and general support costs. General and administrative expenses decreased to $17.4 million for the three months ended March 31, 2002, from $25.8 million for the three months ended March 31, 2001. The decrease in 2002 was primarily due to reductions in personnel and associated leased space occurring since March 31, 2001. For more information on our restructuring efforts refer to the section entitled "Estimation of Restructuring Accruals" above.

(k)
SELLING AND MARKETING EXPENSES

        Selling and marketing expenses consist primarily of advertising and promotions, sales and marketing personnel, travel and entertainment, certain customer fulfillment and customer care costs. Selling and marketing expenses decreased to $10.2 million for the three months ended March 31, 2002, from $20.2 million for the three months ended March 31, 2001. The decrease in selling and marketing expenses in 2002 was due primarily to reductions in personnel that have occurred since March 31, 2001. The remainder of the decrease between periods was due to decreases in advertising and bad debt expense. For more information on our restructuring efforts refer to the section entitled "Estimation of Restructuring Accruals" above.

(l)
DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expenses consist primarily of the amortization of intangible assets obtained in connection with our acquisitions. Depreciation and amortization expenses also include depreciation expenses arising from equipment purchased for our network operations centers and other property and equipment purchases. Depreciation and amortization decreased to $11.0 million for the three months ended March 31, 2002, from $91.8 million for the three months ended March 31, 2001. The decrease was primarily a result of the impairment charges recorded during 2001, which significantly reduced the carrying value of the goodwill and other intangibles. With the adoption of SFAS No. 142 on January 1, 2002, we ceased to amortize approximately $171.0 million of goodwill and assembled workforce. We recorded $78.4 million of amortization on these amounts for the three months ended March 31, 2001 and would have recorded $13.3 million of amortization for the three months ended March 31, 2002.

(m)
OPTION AND WARRANT EXPENSE

        Option and warrant expense consists of expenses recorded to account for the difference on the date of grant between the fair market value and the exercise price of stock options issued to employees, restricted stock granted to employees and the fair value of equity-based awards to non-employees. Given our restricted stock plan on which we recognize expense as stock vests, we expect to continue to have substantial option and warrant expense. Option and warrant expense decreased to $2.2 million for the three months ended March 31, 2002, from $4.6 million for the three months ended March 31, 2001. The decrease for 2002 was primarily due to the canceling of the options of persons whose positions were eliminated as part of our restructuring efforts.

(n)
IMPAIRMENT OF INTANGIBLES

        Impairment of intangibles expense consists of the amount of goodwill and other intangibles, written down in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of. The impairment of intangibles for the three months ended March 31, 2002 was $2.4 million primarily related to the sale of Sila's French subsidiary. The impairment of intangibles was $959.4 million for the three months ended March 31, 2001 primarily related to acquisitions made in 2000. Additional impairments may be recorded when the SFAS analysis is completed.

(o)
RESTRUCTURING CHARGE

        During each of the last three quarters of 2001, we had restructuring charges. We implemented an expense reduction plan as part of our integration strategy focused on improving operational efficiencies and the implementation of other measures intended to reduce planned expenses. These efforts have resulted in the consolidation of excess facilities and a reduction in our workforce. The charge related mainly to a workforce reduction of over 480 positions and the closing or consolidation of twelve facilities. Employee separation benefits under the restructuring plan include severance, medical, and other benefits. Facility closure costs included expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.

        During the first quarter of 2002, we continued our expense reduction plan focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses. These efforts have resulted in the further consolidation of excess facilities and elimination of positions. As a result of this restructuring plan, we recorded a charge to earnings in the first quarter of $12.6 million (including adjustments of approximately $2.4 million). The charge related mainly to a workforce reduction of over 225 positions and the closing or consolidation of three facilities. Employee separation benefits of $3.6 million under the restructuring plan include severance, medical, and other benefits. Facility closure and other costs of $8.9 million include expected losses on subleases, brokerage commissions, asset impairment charges, and other costs. As of March 31, 2002, the accrued liability related to the restructuring was $37.0 million.

(p)
INTEREST INCOME

        Interest income consists primarily of interest income from cash equivalents and short-term investments. Interest income decreased to $2.5 million for the three months ended March 31, 2002 from $11.1 million for the three months ended March 31, 2001. The decrease in 2002 was primarily the result of a decreasing cash balance over the year combined with decreased interest rates. We expect interest income to continue to decline as our cash balance declines.

(q)
INTEREST EXPENSE

        Interest expense consists primarily of debt service on our outstanding convertible subordinated notes payable. Interest expense decreased to $4.5 million for the three months ended March 31, 2002 from $4.7 million for the three months ended March 31, 2001. The slight decrease for 2002 was primarily due to a decrease in interest expense as the result of the buy-back of debt in 2001 partially offset by accrued interest on a $5.2 million forward sale arrangement entered into during the second quarter of 2001. During the first quarter of 2002, we bought back $15.0 million of our notes payable and as such expect reduced interest expense going forward.

(q)
EQUITY IN LOSSES OF INVESTMENTS

        Equity in losses of investments consists of our proportionate share of the net losses of investees, which are recorded under the equity method of accounting. Equity in losses of investments decreased to $2.8 million for the three months ended March 31, 2002 from $14.5 million for the three months ended March 31, 2001. The decrease between periods was due partially to smaller losses being posted by these investees and partially to having completely written off some of these investees prior to this quarter. We expect to continue to record equity losses in some or all of these investments in future periods.

(r)
INVESTMENT LOSSES, INCLUDING IMPAIRMENTS, NET

        Investment losses including impairments consists of the loss taken on investments where the decline in market value was deemed to be other than temporary. Investment losses also includes amounts related to the decline in the fair value of derivative instruments, offset by realized gains from the sales of investments. For the three months ended March 31, 2002 we recorded a net charge of $4.2 million, which included $4.0 million in impairment charges related to our investments. The remainder of the net charge related to net gains (losses) from the sales of investments, and changes in the fair value of warrants related to our investments. For the three months ended March 31, 2001 we recorded a net charge of $94.7 million, which included $88.8 million in impairment charges related to our investments. The remainder of the net charge related to net gains (losses) from changes in the fair value of warrants related to our investments.

(s)
MINORITY INTEREST

        Minority interest consists wholly of Reuters' ownership interest in Sila. Minority interest decreased to $1.5 million for the three months ended March 31, 2002 from $3.7 million for the three months ended March 31, 2001, relating to Reuters' proportional share of losses in Sila, which is consolidated into our financial statements. Sila's decreased losses in 2002 were due to our integration strategy focusing on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses.

(t)
INCOME TAX BENEFIT

        Income tax benefit consists of a foreign deferred tax benefit associated with the losses generated by Sila. There was no income tax benefit for the three months ended March 31, 2002. Income tax benefit was approximately $435,000 for the three months ended March 31, 2001. We do not expect to record additional tax benefits for the foreseeable future.

(u)
EXTRAORDINARY ITEM

        The extraordinary item consists entirely of the gain realized from the early extinguishment of convertible subordinated notes payable. Extraordinary item was $6.3 million for the three months ended March 31, 2002 relating to the early extinguishment of $15.0 million of debt for $8.7 million in cash. There were no extraordinary items for the first quarter of 2001.

(v)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

        There was no cumulative effect of change in accounting principle for the three months ended March 31, 2002. The cumulative effect of change in accounting principle was $6.6 million for the three months ended March 31, 2001 relating to the adoption of SFAS No.133, "Accounting for Derivatives and Hedging Activities". The $6.6 million represented the fair value of warrants we hold in two of our investees, which met the criteria for a derivative under SFAS No. 133.

MD&A (5)    SEGMENT RESULTS

        Our operating segments include Vertical Markets and European Operations. The Vertical Markets segment provides wireless data services software and engineering services to develop applications for the financial services, mobile government, transportation and logistics, real estate, automobile and insurance industries. European Operations consists of our European joint venture with Reuters and has the majority of its customers in the European financial services industry. Corporate and Other consists mainly of corporate assets and selling, general and administrative expenses. We began to report our financial results by segment as of the first quarter of 2000. During 2001, our reportable segments changed, and we expect them to continue to change, as our operating structure, business and the market in which we operate evolve.

	Vertical Markets	European Operations	Corporate and Other	Total
THREE MONTHS ENDED MARCH 31, 2002
Revenue	$21,647	$2,072	$(47)	$23,672
Gross Profit (loss)	$8,902	$1,058	$(52)	$9,908
Total Assets	$313,419	$15,840	$562,127	$891,386
THREE MONTHS ENDED MARCH 31, 2001
Revenue	$26,678	$3,981	$0	$30,659
Gross Profit (loss)	$11,293	$1,417	$(1,884)	$10,826
Total Assets	$350,429	$169,760	$896,096	$1,416,285

        The type of revenue we earn in each of our segments varies from segment to segment.

        Vertical Markets. We operate in a wide variety of vertical markets. Our vertical markets segment can have subscriber revenue, engineering services revenue, device sales and software and related services revenue depending on the needs of the customer. Revenue in the vertical markets segment decreased to $21.6 million for the three months ended March 31, 2002 from $26.7 million for the three months ended March 31, 2001. Gross profit in that segment decreased to $8.9 million for the three months ended March 31, 2002 from $11.3 million for the three months ended March 31, 2001. The decrease in this segment was primarily due to a decrease of $5.8 million in revenue and $3.9 million in gross profit from sales of our Software products. The decrease was partially offset by an increase in revenue of $1.2 million and gross profit of $.6 million related to the acquisition of certain assets and licenses from @Track.

        European Operations. Our European operations segment consists of Sila and generates revenue from subscriber and engineering services. Sila saw a reduction in revenues from 2001 to 2002 due to the streamlining of our operations in Europe and the overall pullback in the financial services sector, upon which Sila's products are primarily focused.

        Corporate & Other. Revenue in the Corporate & Other relates solely to sales adjustments pursuant to our inventory reduction plan, which provided for bulk sales of inventory at prices below our cost. Negative gross profit in this segment was a result both of the cost associated with the aforementioned revenue and inventory obsolescence and excess inventory write downs of $1.9 million for the three months ended March 31, 2001.

MD&A (6)    LIQUIDITY AND CAPITAL RESOURCES

        Since 1999, we have financed our operations primarily through private and public placements of our equity and debt securities. Through March 31, 2002, we have raised aggregate net proceeds of approximately $1.5 billion, net of underwriters discounts, including the issuance of $310.5 million of 6% convertible subordinated notes. As of March 31, 2002, we had approximately $477.5 million in cash and short-term investments (including restricted cash of $5.3 million) and working capital of approximately $439.5 million.

        Net cash used in operating activities was $38.6 million, and $62.2 million for the quarters ended March 31, 2002 and 2001, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

        Net cash used in investing activities was $5.1 million and $67.4 million for the three months ended March 31, 2002 and 2001 respectively. For the three months ended March 31, 2002, we used $2.3 million for the purchase of property and equipment and $3.5 million for acquisition-related costs. For the three months ended March 31, 2001, we used $15.3 million for the purchase of property and equipment, $22.4 million for investments in companies and $31.0 for payments on 2000 acquisitions.

        Net cash used in financing activities was $8.7 million for the three months ended March 31, 2002. Net cash provided by financing activities was $504,000 for the three months ended March 31, 2001. For the three months ended March 31, 2002, we used $8.8 million to repurchase $15.0 million of convertible subordinated notes. For the three months ended March 31, 2001, cash provided by financing activities was primarily attributable to proceeds received from exercise of employee stock options.

        While not a measure under generally accepted accounting principles, EBITDA is a standard measure of financial performance in our industry. We define EBITDA as earnings before interest, taxes, depreciation and amortization and option and warrant expense. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under generally accepted accounting principles. Our definition of EBITDA may differ from that of other companies. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations. EBITDA loss for the first quarter of 2002 was $26.2 million compared with losses of $52.4 million for the first quarter of 2001 and $32.2 million for the fourth quarter of 2001. The decreases in EBITDA loss over these periods were due to decreases in operating expenses as a result of our spending reductions. We expect EBITDA to continue to improve over the next year as throughout the year we continue to reduce our operating expenses and as later in the year we expect revenues to increase.

        We expect to continue to use cash to fund operations as we continue to develop our products and markets. The time at which our operating revenues will exceed operating expenses, if ever, depends on a wide variety of factors including general business trends, development of our markets, the progress of and changes in our research and development activities the success of our efforts to reduce costs and the effect of potential future acquisitions. Given our current cash resources, we believe we have substantial flexibility to continue operations and still have funds available for our operating and capital requirements for at least the next 12 months.

        For the remainder of fiscal year 2002, we currently have contractual cash commitments, excluding lease commitments and acquisition related commitments of approximately $45.3 million relating to RIM inventory purchase commitments, Novatel modem purchase commitment with OmniSky, AOL Time Warner advertising purchasing commitments, debt service and funding for Sila. Although there can be no assurance, we believe that actual expenditures related to these items in 2002 will be significantly less than $45.3 million due to reductions we are in the process of negotiating. In addition to the specific expenditures identified above, we expect to continue to invest cash on other capital expenditures, including acquisitions and other strategic opportunities. As of March 31, 2002, we also had a note payable of $12.0 million related to our acquisition of certain assets of @Track.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements. We maintain instruments subject to interest rate and foreign currency exchange rate risk. We categorize all of our market risk sensitive instruments as non-trading or other instruments.

(1)
INTEREST RATE SENSITIVITY

        We are exposed to interest rate risk related to our cash and cash equivalents and short-term investments. Substantially all of our excess funds are invested in cash equivalents with maturities of less than ninety days. Our investment policy calls for investment in short-term low risk instruments. At March 31, 2002, we had $475.0 million (including restricted cash) invested in money market, commercial paper and certificates of deposit. At March 31, 2002, we had $2.4 million in investments with maturities that range from less than one year to ten years. We believe that a 10% increase or decline in interest rates would not be material to our investment income or cash flows.

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

PART II—OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not Applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS

        Exhibit 11.1

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 15, 2002 Aether Systems, Inc.
By:	/s/ David C. Reymann David C. Reymann Chief Financial Officer (Principal Financial and Accounting Officer)