Form 10-Q
period 2002-06-30
AETHER SYSTEMS INC
filed 2002-08-14
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27707

AETHER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2186634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

11460 Cronridge Dr., Owings Mills, MD	21117
(Address of principal executive offices)	(Zip Code)

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

As of August 8, 2002, 42,098,610 shares of the Registrant’s common stock, $.01 par value per share, were outstanding.

The aggregate market value of the voting stock held by non affiliates of the registrant as of August 8, 2002 was $127,979,774.

AETHER SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

PART I—FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

AETHER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2002	December 31, 2001
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$115,654	$522,177
Restricted cash	5,258	5,253
Short-term investments	314,702	2,490
Trade accounts receivable, net	28,455	24,802
Inventory, net	29,327	27,178
Prepaid expenses and other current assets	17,526	19,521

Total current assets	510,922	601,421
Property and equipment, net	52,770	61,304
Investments	8,620	32,350
Intangibles, net	230,423	226,774
Other noncurrent assets, net	29,797	27,571

	$832,532	$949,420
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$52,752	$15,493
Accounts payable	5,817	8,560
Accrued expenses	25,865	27,666
Accrued employee compensation and benefits	8,501	9,983
Deferred revenue	16,563	15,145
Current portion of restructuring reserve	16,842	15,452
Accrued interest payable	3,484	5,249

Total current liabilities	129,824	97,548
Convertible subordinated notes payable and other notes payable, less current portion	215,537	290,645
Deferred revenue, less current portion	6,591	6,380
Restructuring reserve, less current portion	11,035	12,365

Total liabilities	362,987	406,938
Minority interest in net assets of a subsidiary	(153)	(45)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized;
0 shares issued and outstanding at June 30, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value;1,000,000,000 shares authorized; 42,197,530 and 41,864,646 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	422	419
Additional paid-in capital	2,584,395	2,579,445
Accumulated deficit	(2,114,498)	(2,039,409)
Foreign currency translation adjustment	440	487
Unrealized gain (loss) on investments available for sale	(1,061)	1,585

Total stockholders’ equity	469,698	542,527

Commitments and Contingencies
Total liabilities and stockholders’ equity	$832,532	$949,420

See accompanying notes to condensed consolidated financial statements.

AETHER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Subscriber revenue	$19,881	$11,408	$32,190	$21,808
Engineering services revenue	712	2,781	2,335	5,144
Software and related services revenue	5,633	9,873	11,655	21,670
Device sales	5,392	8,022	9,110	14,121

Total revenue	31,618	32,084	55,290	62,743
Cost of subscriber revenue	11,203	6,617	18,557	12,851
Cost of engineering services revenue	318	1,487	1,121	2,787
Cost of software and related services revenue	2,264	2,574	4,440	6,656
Cost of device sales	4,519	7,922	7,950	16,139

Total cost of revenue	18,304	18,600	32,068	38,433

Gross profit	13,314	13,484	23,222	24,310

Operating expenses:
Research and development (exclusive of option and warrant expense)	6,991	18,705	15,617	35,876
General and administrative (exclusive of option and warrant expense)	15,561	23,680	32,936	49,484
Selling and marketing (exclusive of option and warrant expense)	8,885	20,511	19,039	40,727
Depreciation and amortization	11,074	29,448	22,068	121,243
Option and warrant expense:
Research and development	1,166	2,125	2,424	4,600
General and administrative	638	1,830	1,225	2,802
Selling and marketing	366	403	742	1,536
Impairment of intangibles and other assets	—	2,211	2,377	961,580
Restructuring charge	3,025	15,859	15,581	15,859

Total operating expenses	47,706	114,772	112,009	1,233,707

Operating loss	(34,392)	(101,288)	(88,787)	(1,209,397)
Other income (expense):
Interest income	3,129	7,843	5,629	18,936
Interest expense	(4,439)	(4,648)	(8,948)	(9,335)
Equity in losses of investments	(833)	(17,007)	(3,606)	(31,523)
Investment losses, including impairments, net	(5,877)	(1,147)	(10,112)	(95,891)
Minority interest	(1,408)	4,483	108	8,147
Other income - escrow settlement	2,319	—	2,319	—

Loss before income taxes, extraordinary item and cumulative effect of change in accounting principle	(41,501)	(111,764)	(103,397)	(1,319,063)
Income tax benefit	—	440	—	875

Loss before extraordinary item and cumulative effect of change in accounting principle	(41,501)	(111,324)	(103,397)	(1,318,188)
Extraordinary item (early extinguishment of debt)	22,046	7,684	28,308	7,684

Loss before cumulative effect of change in accounting principle	(19,455)	(103,640)	(75,089)	(1,310,504)
Cumulative effect of change in accounting principle relating to adoption of SFAS No. 133	—	—	—	6,564

Net loss	$(19,455)	$(103,640)	$(75,089)	$(1,303,940)

Other comprehensive income (loss):
Unrealized holding income (losses) on investments available for sale	(1,143)	925	(2,646)	(20,166)
Foreign currency translation adjustment	(128)	(110)	(47)	(464)

Comprehensive loss	$(20,726)	$(102,825)	$(77,782)	$(1,324,570)

Net loss per share-basic and diluted before extraordinary item and cumulative effect of change in accounting principle	$(0.98)	$(2.74)	$(2.46)	$(32.54)
Extraordinary item (early extinguishment of debt)	0.52	0.19	0.67	0.19
Cumulative effect of change in accounting principle relating to adoption of SFAS No. 133	—	—	—	0.16

Net loss per share-basic and diluted	$(0.46)	$(2.55)	$(1.78)	$(32.19)

Weighted average shares outstanding—basic and diluted	42,156	40,576	42,074	40,511

See accompanying notes to condensed consolidated financial statements.

AETHER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(unaudited)

	Six Months Ended June 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(75,089)	$(1,303,940)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	22,068	121,243
Provision for doubtful accounts	2,622	7,106
Provision for inventory obsolescence	—	1,884
Equity in losses of investments	3,606	31,523
Option and warrant expense	4,391	8,938
Minority interest	(108)	(8,147)
Deferred income tax benefit	—	(875)
Extraordinary item	(28,308)	(7,684)
Cumulative effect of change in accounting principle	—	(6,564)
Impairment of intangibles	2,377	961,580
Investment losses, including impairments	10,112	95,891
Changes in assets and liabilities, net of acquired assets and liabilities:
Increase in trade accounts receivable	(6,276)	(4,954)
Increase in inventory	(527)	(27,553)
Increase in prepaid expenses and other assets	(1,035)	(2,329)
Decrease in accounts payable	(2,743)	(967)
Decrease in accrued expenses, accrued employee compensation and benefits	(5,050)	(5,797)
Decrease in interest payable	(353)	—
Increase in deferred revenue	1,629	8,571
Increase in restructuring reserve	427	13,662

Net cash used in operating activities	(72,257)	(118,412)

Cash flows from investing activities:
Sales and maturities of short-term investments	47,834	3,286
Purchases of short-term investments	(359,771)	(3,411)
Acquisitions, net of cash acquired	(3,259)	(35,662)
Purchases of property and equipment	(3,759)	(29,618)
Purchase of long-term investments	(497)	(25,629)
Sale of long-term investments	1,587	—
Increase in other intangible assets	(50)	(723)
Decrease in other assets	—	(1,060)

Net cash used in investing activities	(317,915)	(92,817)

Cash flows from financing activities:
Repayment of notes payable including buyback of convertible debt	(16,912)	(12,398)
Borrowings under notes payable	—	5,160
Increase in restricted cash	—	397
Exercise of options and warrants	561	695

Net cash used in financing activities	(16,351)	(6,146)

Net decrease in cash and cash equivalents	(406,523)	(217,375)
Cash and cash equivalents, at beginning of period	522,177	856,391

Cash and cash equivalents, at end of period	$115,654	$639,016
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$8,848	$9,315

Supplemental disclosure of non-cash investing and financing activities:

For the six months ended June 30, 2002 and 2001, the Company incurred unrealized holding losses associated with its investments available for sale totaling $2.6 and $20.2 million, respectively. These amounts have been reported as decreases in members’ capital and stockholders’ equity.

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

AETHER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1)  ORGANIZATION, DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

(a) ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Aether Systems, Inc. (“the Company”) was originally formed as Aeros, L.L.C. in January 1996. The Company changed its name to Aether Technologies International, L.L.C. effective August 1996 and to Aether Systems L.L.C. effective September 1999. Immediately prior to the completion of its initial public offering of common stock on October 26, 1999, the limited liability company was converted into a Delaware corporation and the Company’s name was changed to Aether Systems, Inc.

The Company provides the services, software and support necessary for businesses to extend existing and future applications from the desktop to almost all currently available personal digital assistant (PDA) operating systems and their respective wireless devices. Through the Aether Fusion(TM) approach, the Company develops, deploys and manages wireless solutions built on industry standard technology and backed by the Company’s expertise in wireless hosting, software and services.

The Company is focused on several growth areas including enterprise services, mobile government, transportation and logistics.

In the first quarter of 2002, the Company expanded its products, services, and customer base in the transportation and logistics market through the acquisition of certain assets and licenses from @Track Communications, Inc. (“@Track”). @Track is a leading provider of wireless–based vehicle fleet management and intelligent mobile-asset-tracking solutions.

The Company’s operations are subject to certain risks and uncertainties, including among others, uncertainties relating to product development, rapidly changing technology, current and potential competitors with greater financial, technological, production and marketing resources, the potential loss of significant customers, dependence on key management personnel, limited protection of intellectual property and proprietary rights, uncertainty of future profitability and possible fluctuations in financial results.

(b) BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Aether Systems, Inc. and its subsidiaries. The condensed consolidated balance sheet as of June 30, 2002, the condensed consolidated statements of operations and other comprehensive loss for the three and six months ended June 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2001 on Form 10-K.

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

(b) RECENT ACCOUNTING PRONOUNCEMENTS

(i) SFAS No. 142

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing and recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS No. 142 on January 1, 2002, the Company ceased to amortize approximately $161.1 million of goodwill and $9.9 million of assembled workforce which was combined with goodwill since the intangible asset no longer met the criteria to be separable from goodwill. For the three and six months ending June 30, 2001 the Company recorded amortization on these amounts of approximately $17.7 million and $96.2 million, respectively.  For the three and six months ending June 30, 2002, the Company would have recorded amortization of approximately $13.5 million and $26.8 million, respectively.  In lieu of amortization, the Company was required to begin an impairment review of its goodwill balance upon the initial adoption of SFAS No. 142. The impairment review involves a two-step process as follows:

•

Step 1 —  The registrant will compare the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the registrant will move on to Step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•

Step 2 — The registrant will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. The registrant will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

As of June 30, 2002, the Company is required by the SFAS to complete and the Company has completed Step 1 of the impairment review as described above (the results of which are discussed below). The Company is not yet required by the SFAS to complete, and has not yet completed Step 2 of the impairment review. The Company must complete Step 2 prior to December 31, 2002.

During the first quarter of 2002, the Company determined its reporting units and assigned its assets and liabilities to the respective reporting units. The Company also evaluated the estimated useful lives and separability of its identifiable intangible assets. The Company has no intangible assets with an indefinite useful life.

During the second quarter of 2002 the Company completed Step 1 of the impairment review.  The results of the Step 1 analysis indicate that an impairment may exist in our Vertical Markets segment. The Company currently anticipates that this potential impairment charge will be taken in the third quarter of 2002 and that it may be significant.

The following table shows what net income would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill and assembled workforce (both of which are no longer amortized under the provisions of SFAS No. 142):

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands except per share data)	2002	2001	2002	2001
Net loss	$(19,455)	$(103,640)	$(75,098)	$(1,303,940)
Add back:
Amortization of goodwill	—	16,210	—	92,686
Amortization of assembled work force	—	1,535	—	3,496
Adjusted net loss	$(19,455)	$(85,895)	$(75,089)	$(1,207,758)

Per share amounts
Adjusted net loss per share	$(0.46)	$(2.12)	$(1.78)	$(29.81)

The Company expects to record approximately $18.8 million in 2002, $16.3 million in 2003, $14.6 million in 2004, $7.0 million in 2005 and $2.3 million in 2006 in amortization expense on currently held identifiable intangibles.

(ii) SFAS No. 144

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company’s adoption of SFAS No. 144 on January 1, 2002 did not have a significant impact on its financial position or results of operations.

(iii) SFAS No. 145

In April of 2002, the FASB issued SFAS No. 145, “ Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds FASB No. 4 and 64 in relation to reporting gains and losses from extinguishment of debt.  The Statement amends SFAS No. 4 and 64 and requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Opinion 30.  Applying the provisions of Opinion 30 will differentiate between normal recurring operations of a company and transactions that are unusual or infrequent in nature.  SFAS No. 145 also amends Statement No. 13, to the effect that sale-leaseback accounting for certain lease modifications should be accounted for in the same manner as sale-leaseback transactions.  The Company expects that its adoption of SFAS No. 145 will have no material effect on its financial condition or results of operations, but that it may effect its classification of future gains or losses on debt retirement, if any.

(iv) SFAS No. 146

In June of 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value.  The Statement in turn eliminates the definition and requirements of EITF Issue 94-3.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 may have an effect on the timing of future restructuring charges taken, if and when they occur.

NOTE (3)  DEBT RETIREMENT

During the second quarter of 2002, the Company recorded a $22.0 million gain on the early extinguishment of $60 million face value in debt.

NOTE (4)  ASSET PURCHASE

On March 15, 2002, the Company expanded its products, services, and customer base in the transportation and logistics market through the acquisition of certain assets and licenses from @Track. @Track is a leading provider of wireless-based vehicle fleet management and intelligent mobile-asset-tracking solutions. The purchase consideration (excluding approximately $580,000 of purchase related expenses) was $15.0 million consisting of $3.0 million in cash and a $12.0 million note payable. The note was interest bearing at 5.75% and was paid in equal monthly cash installments from May 2002 through July 2002.  Included in the balance sheet at June 30, 2002 is a short term note payable of $4.0 million, which was paid subsequent to June 30, 2002.  This acquisition has been accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date. The allocation of the purchase price for this acquisition, which was determined based on a third party appraisal, is summarized as follows:

(Amounts in Thousands)

Current assets	$1,153
Property and equipment	636
Identifiable intangibles	2,815
Goodwill	10,976
Total consideration	$15,580

The following summary, prepared on a pro forma basis, presents the results of the Company’s operations (unaudited) as if the @Track asset purchase had been completed as of January 1, 2001:

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
(IN THOUSANDS, EXCEPT PER SHARE DATA)	(UNAUDITED)	(UNAUDITED)
Revenue	$61,589	$80,382
Net loss	$(74,466)	$(1,301,683)

Net loss per share — basic and diluted	$(1.77)	$(32.13)

The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the @Track asset purchase had taken place as of January 1, 2001, nor are they a projection of the Company’s results of operations for any future period.

NOTE (5)  RESTRUCTURING CHARGES

During each of the last three quarters in 2001, the Company had restructuring charges. The Company implemented an expense reduction plan as part of the Company’s integration strategy focused on improving operational efficiencies and the implementation of other measures intended to reduce planned expenses. These efforts have resulted in the consolidation of excess facilities and a reduction in the Company’s work force. The charges related mainly to a workforce reduction of over 480 positions and the closing or consolidation of twelve facilities. Employee separation benefits under the restructuring plan include severance, medical, and other benefits. Facility closure costs included expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.

During the first half of 2002, the Company continued its expense reduction plan focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses. These efforts have resulted in the further consolidation of excess facilities and elimination of positions. As a result of this restructuring plan, the Company recorded a charge to earnings during the first six months of 2002 of $15.6 million (including adjustments of approximately $3.9 million). The charge related mainly to a workforce reduction of over 232 positions and the closing or consolidation of three facilities. Employee separation benefits of $3.7 million under the restructuring plan include severance, medical, and other benefits. Facility closure and other costs of $11.9 million include expected losses on subleases, brokerage commissions, asset impairment charges, and other costs. As of June 30, 2002, the accrued liability balance related to the restructuring was $27.9 million.

Calculation of the restructuring accrual related to expected losses on subleases requires the Company to make estimates concerning: (1) the expected length of time to sublease the facility; (2) the expected rental rates on subleases; and, (3) estimated brokerage expenses associated with executing the sublease. The Company used the assistance of independent real estate brokerage firms in developing these estimates and the Company’s estimates may be impacted by future economic trends. The expected losses on subleases have not been discounted. In addition, the Company has entered into negotiations with certain of its landlords to terminate the leases for a one time payment which may impact the amount and timing of the restructuring charge. If the actual results differ from the Company’s estimates, or as management’s best estimates change from quarter to quarter, based on the latest information, the Company is required to adjust its restructuring accrual related to expected losses on subleases, including recording additional losses.  These changes in assumptions are reflected in the table below as adjustments.

A rollforward of the restructuring accrual is as follows:

2001 Restructuring:	Employee Separation Benefits	Facility Closure Costs and Other	Total

Second quarter	4,870	10,989	15,859
Third quarter	4,070	14,528	18,598
Third quarter adjustments	(147)	(220)	(367)
Fourth quarter	1,435	6,386	7,821
Fourth quarter adjustments	—	3,095	3,095
Total restructuring charge for period ending December 31, 2001	10,228	34,778	45,006
Second quarter reclassification from acquisition accounts	—	1,643	1,643
Cash payments	(8,626)	(10,206)	(18,832)
Restructuring liability as of December 31, 2001	1,602	26,215	27,817

2002 Restructuring:
First quarter	2,690	6,491	9,181
First quarter adjustments	941	2,434	3,375
Second quarter	110	2,348	2,458
Second quarter adjustments	(27)	594	567
Total restructuring charge for period ending June 30, 2002	3,714	11,867	15,581
Second quarter reclassification from other accruals	—	773	773
Cash payments	(4,565)	(11,729)	(16,294)
Total restructuring liability as of June 30, 2002	751	27,126	27,877

Subsequent to June 30, 2002, the Company and Reuters (the minority partner in Sila) each agreed to relieve the other of funding obligations under a reorganization agreement each signed in late 2001. This was a result of Sila having substantially completed its restructuring efforts by June 30, 2002.

The funding obligation release resulted in an additional loss pickup of approximately $1.4 million though Minority interest.

NOTE (6)  RELATED PARTY TRANSACTIONS

(a) AOL

As previously disclosed in the Company’s 10K filed on April 1, 2002, the Company entered into a series of agreements (the Agreements) with America Online, Inc. (AOL) in November of last year. The parties have certain rights of termination and acceleration in the event of default. Disputes exist between AOL and the Company concerning the rights and obligations, if any, of the parties under the Agreements.  On May 5, 2002, the Company did not pay a $5.3 million prepaid advertising installment it was to pay as a part of a long-term marketing commitment made by the Company.  Under the terms of the Agreements, the Company had previously deposited this amount into an escrow account.  The escrow agent has indicated that they will maintain the $5.3 million balance in the escrow account (this amount is included on the Company’s balance sheet at June 30, 2002 as “restricted cash”) until such time as they receive concurring instructions from the Company and AOL. The Company and AOL are currently in discussions regarding the entire arrangement between the parties.  It is not possible at this time to predict the outcome of that discussion, or the impact this could have on the previously disclosed rights of the Company under these Agreements.

(b) ADDITIONAL RELATED PARTY INFORMATION

In the ordinary course of business, the Company has entered into sales arrangements with entities in which the Company has equity interests or entities that have an equity interest in the Company. For the three and six months ended June 30, 2002,  the Company recorded revenue from these related parties aggregating approximately $247,000 and $1.2 million, respectively. Of the revenue recorded, for the three and six months ended June 30, 2002, $0 and approximately $556,000 respectively related to engineering work the Company performed for AOL.  For the three and six months ended June 30, 2001, the Company recorded revenue from related parties aggregating approximately $3.8 million and $8.9 million, respectively.  As of June 30, 2002 and December 31, 2001, the Company had accounts receivable from these related entities aggregating approximately, $2.1 million and $1.8 million, respectively.  As of June 30, 2002, approximately $1.0 million of the receivable balance related to AOL.  Also in connection to our AOL Agreements, the Company had a net intangible asset of $6.7 million (which represents the unamortized balance of the license fee) included on its balance sheet at June 30, 2002.

During 2002 the Company received services from stockholders and other related entities including Reuters (financial data services), Huber Oros (benefit coordination services) and AOL Time Warner (advertising services).  These companies are considered related parties due to the fact that they are significant stockholders or entities with familial relationships with members of the senior management of the Company or with significant shareholders of the Company. For the three and six months ended June 30, 2002, these expenses were $2.0 million and $4.1 million respectively, the majority of which related to advertising services purchased.

NOTE (7)  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

Aether and certain of its officers and directors are among the defendants named in nine purported class action lawsuits. These actions were filed on behalf of persons and entities who acquired the Company’s common stock after its initial public offering in October 21, 1999. The suits seek damages on account of alleged violations of securities laws. Among other things, the complaints claim that prospectuses, dated October 21, 1999 and September 27, 2000 and issued by the Company in connection with the public offerings of common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws because the prospectuses allegedly failed to disclose that the offerings’ underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers which were designed to maintain, distort and/or inflate the market price of Aether’s common stock in the aftermarket. The actions seek unspecified monetary damages and rescission. The Company believes the claims are without merit and plans to vigorously contest these actions.

The Company is also a party to other legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, the Company believes that liabilities arising from these matters will not have a material adverse effect on the consolidated results of its operations or financial position.

NOTE (8)  SEGMENT INFORMATION

The Company’s operating segments include Vertical Markets and European Operations. The Vertical Markets segment provides wireless data services software and engineering services to develop applications for the financial services, mobile government, transportation, logistics, real estate, automobile and insurance industries. The European Operations Segment consists of Sila, the Company’s European joint venture with Reuters, and has the majority of its customers in the European financial services industry. Corporate and Other consists mainly of corporate assets and selling general and administrative expenses.

Segment detail is summarized as follows:

	Vertical Markets	European Operations	Corporate and Other	Total

THREE MONTHS ENDED JUNE 30, 2002
Revenue	30,054	1,725	(161)	31,618
Gross Profit (loss)	12,515	961	(162)	13,314
Total Assets	302,189	15,161	515,182	832,532
THREE MONTHS ENDED JUNE 30, 2001
Revenue	26,833	3,238	2,013	32,084
Gross Profit (loss)	12,839	1,085	(440)	13,484
Total Assets	338,812	161,340	823,689	1,323,841
SIX MONTHS ENDED JUNE 30, 2002
Revenue	51,702	3,797	(209)	55,290
Gross Profit (loss)	21,416	2,019	(213)	23,222
SIX MONTHS ENDED JUNE 30, 2001
Revenue	53,511	7,219	2,013	62,743
Gross Profit (loss)	24,135	2,500	(2,325)	24,310

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

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

We are focused on several growth areas including enterprise services, mobile government, transportation and logistics.

During 2002, we expanded our products, services, and customer base in the transportation and logistics market through the acquisition of certain assets and licenses from @Track Communications, Inc. (“@Track”). @Track is a leading provider of wireless-based vehicle fleet management and intelligent mobile-asset-tracking solutions.

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

i.) Subscriber revenue

We derive subscriber revenue from the provision of real–time access to business information integrated into existing wireless communication platforms. For all sales we obtain signed binding contracts with our subscribers. Contracts with our wireless data subscribers are generally for a one-year period and include a termination penalty if cancelled by the subscriber before the one-year period expires. These contracts are generally renewable at the option of the subscriber for additional one-year periods or otherwise continue on a monthly basis until cancelled by the subscriber.

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

Subscriber revenue consists primarily of fixed charges for usage recognized as the service is provided and one–time nonrefundable activation fees recognized ratably over the expected life of the customer relationship. Certain of our customers are billed in advance with revenue deferred and recognized on a monthly basis over the term of the agreement. Also included in subscriber revenue are market exchange fees for access to financial information from the securities exchanges and markets, which are recognized as the service is provided.

ii.) Engineering services revenue

Engineering services revenue is derived from the provision of wireless integration services under time–and–materials and fixed-fee contracts. Revenue on time–and–materials contracts is recognized as work is performed at hourly rates, which are negotiated with the customer. Revenue on fixed-fee contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Anticipated contract losses are recognized as soon as they become known and estimable. Considerable judgment may be required in determining estimates to complete a project including the scope of work to be completed and reliance on the customer or other vendors to fulfill some tasks. If we made different judgments or utilized different estimates of the total amount of work we expect to be required to complete the project, the timing of our revenue recognition from period to period, and our margins on the project in this reporting period, may have differed materially from that reported.

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

vi.) Revenue from related parties

Revenue from products and services sold to companies that we have also made strategic investments in or to companies that have invested in us (related parties) is allocated between the investment and revenue recognized based on the relative fair value of the products and services sold and the investment received. We have determined the fair value of the investments based on the fact that all of our investments were made in participation with other unrelated financial investors at the same price per share as the other investors. Our investment policy generally limits our investments to companies that have completed at least two rounds of financing and generally requires that an unrelated investor lead the round of financing that we participate in. We have estimated the fair value of products and services sold based on comparable sales transactions to other unrelated companies. For the three and six months ended June 30, 2002 , we recorded revenue from these related parties aggregating approximately $247,000 and $1.2 million, respectively. Of the revenue recorded, for the three and six months ended June 30, 2002, $0 and approximately $556,000, respectively, related to engineering work we performed for AOL. For the three and six months ended June 30, 2001, we recorded revenue from these related parties aggregating approximately $3.8 million and $8.9 million, respectively.  As of June 30, 2002 and December 31, 2001, we had accounts receivable from these related entities aggregating approximately, $2.1 and $1.8 million, respectively.  As of June 30, 2002, approximately $1.0 million of the receivable balance related to AOL.

b) ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

We must make estimates of potential product returns and the valuation of our accounts receivables. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns. We recorded provisions for sales returns of approximately $210,000 and $1.7 million during the six months ended June 30, 2002 and 2001 respectively. We analyze historical bad debts, customer concentrations, customer credit–worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, a portion of our customer base has included customers with a limited operating history that were subject to many of the risks and uncertainties including rapid changes in technology, no established markets for their products, and intense competition. In addition, many of these companies required significant infusions of capital to continue operations. The availability of such capital has been curtailed over the last several quarters and some of these companies were not able to raise sufficient funds to continue their operations. As a result, we recorded bad debt expense of $2.6 million and $7.0 million during the first six months of 2002 and 2001, respectively. As of June 30, 2002, our net accounts receivable balance was $28.5 million, net of allowance for sales returns and doubtful accounts of $12.1 million. As of December 31, 2001, our net accounts receivable balance was $24.8 million, net of allowance for sales returns and doubtful accounts of $10.6 million. If we had used different estimates and assumptions related to the amount of sales returns we would receive, and about the collectibility of our accounts receivable, our provisions for sales returns and allowance for doubtful accounts may have differed materially from that reported.

(c) VALUATION OF INVENTORY

Inventory, net of allowance for obsolete and slow–moving inventory, consists of finished goods such as handheld computers, pagers, wireless modems, and accessories and is stated at the lower of cost or market. Cost is determined using a standard costing method, which approximates the first–in, first– out method. Our inventory is subject to rapid technological changes that could have an adverse impact on its realization in future periods. In addition, there are a limited number of suppliers of our inventory. We estimated the reduction in inventory value based on our consideration of the following: (1) quantities and composition of inventory held; (2) sales prices of competing vendors; (3) projected unit sales and unit pricing over subsequent twelve month period; and (4) evaluation of remaining inventory purchase commitments. If our projections were different, our margins on device sales may have differed materially from that reported. If our estimates of projected units sales and unit pricing are less than actual results, we may be required to record additional impairment charges in the future.

(d) ESTIMATION OF RESTRUCTURING ACCRUALS

During 2001, we implemented an expense reduction plan as part of our integration strategy focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses. These efforts have resulted in the consolidation of excess facilities and a reduction in our work force. The charge related mainly to a workforce reduction of over 480 positions and the closing or consolidation of twelve facilities. During the first half of 2002, we continued our expense reduction plan focused on improving operational efficiencies and the implementation of other measures intended to reduce planned expenses. These efforts have resulted in further consolidation of excess facilities and eliminations of positions. The charge related mainly to a work force reduction of over 232 positions and the closing or consolidation of three facilities. Employee separation benefits under the restructuring plans include severance, medical, and other benefits. Facility closure costs and other included expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs. As of June 30, 2002, the accrued liability related to the restructuring was $27.9 million.

Calculation of the restructuring accrual related to expected losses on subleases requires us to make estimates concerning: (1) the expected length of time to sublease the facility; (2) the expected rental rates on subleases; and (3) estimated brokerage expenses associated with executing the sublease. We used the assistance of independent real estate brokerage firms in the making these estimates and our estimates may be impacted by future economic trends. The expected losses on subleases have not been discounted.  In addition, we have entered into negotiations with certain of our landlords to terminate the leases for a one time payment, which may impact the amount and timing of the restructuring charge.  If the actual results differ from our estimates, we may be required to adjust our restructuring accrual related to expected losses on subleases, including recording additional losses.

MD&A (3)  RECENT ACCOUNTING PRONOUNCEMENTS

(i) SFAS No. 142

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing and recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS No. 142 on January 1, 2002, we ceased to amortize approximately $161.1 million of goodwill and $9.9 million of assembled workforce, which was combined with goodwill since the intangible asset no longer met the criteria to be separable from goodwill. For the three and six months ending June 30, 2001 we recorded amortization on these amounts of approximately $17.7 million and $96.2 million, respectively.  For the three and six months ending June 30, 2002, we would have recorded amortization of approximately $13.5 million and $26.8 million, respectively.  In lieu of amortization, we were required to begin an impairment review of its goodwill balance upon the initial adoption of SFAS No. 142. The impairment review involves a two-step process as follows:

•                                          Step 1 — The registrant will compare the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we will move on to Step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•                                          Step 2 — The registrant will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non–goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. We will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

As of June 30, 2002, we were required by the SFAS to complete and we have completed Step 1 of the impairment review as described above (the results of which are discussed below). We are not yet required by the SFAS to complete, and have not yet completed Step 2 of the impairment review. We must complete Step 2 prior to December 31, 2002.

During the first quarter of 2002, we determined our reporting units and assigned our assets and liabilities to the respective reporting units. We also evaluated the estimated useful lives and separability of our identifiable intangible assets. We have no intangible assets with an indefinite useful life.

During the second quarter of 2002 we completed Step 1 of the impairment review.  The results of the Step 1 analysis indicate that an impairment may exist in our Vertical Markets segment.  We currently anticipate that this potential impairment charge will be taken in the third quarter of 2002 and that it may be significant.

(ii) SFAS No. 144

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1)

can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. Our adoption of SFAS No. 144 on January 1, 2002 did not have a significant impact on our financial position or results of operations.

(iii) SFAS No. 145

In April of 2002, the FASB issued SFAS No. 145, “ Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds FASB No. 4 and 64 in relation to reporting gains and losses from extinguishment of debt.  The Statement amends SFAS No. 4 and 64 and requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Opinion 30.  Applying the provisions of Opinion 30 will differentiate between normal recurring operations of a company and transactions that are unusual or infrequent in matter.  SFAS No. 145 also amends Statement No. 13, to the affect that sale-leaseback accounting for certain lease modifications should be accounted for in the same manner as sale-leaseback transactions.  We expect that the adoption of SFAS No. 145 will not have a material effect on our financial condition or our results of operations, but that it may effect our classification of future gains or losses on debt retirement, if any.

(iv) SFAS No. 146

In June of 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value.  The Statement in turn eliminates the definition and requirements of ETIF Issue 94-3.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 may have an effect on the timing of future restructuring charges taken, if and when they occur.

MD&A (4)  COMPARISON OF RESULTS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(a)           SUBSCRIBER REVENUE

Subscriber revenue consists of one–time nonrefundable activation fees, monthly per–subscriber service fees, monthly per subscriber exchange fees for access to financial information from the securities exchanges and markets, and monthly fees for providing access to our network operations center.  Subscriber revenue increased to $19.8 million for the three months ended June 30, 2002 from $11.4 million for the three months ended June 30, 2001, while subscribers increased to approximately 107,000 at June 30, 2002 from approximately 58,000 at June 30, 2001. Approximately $7.2 million and 28,000 of the increase in revenue and subscribers, respectively, between periods was due to increased subscribers for the Highway Master product line obtained in connection with an acquisition made in the first quarter 2002.  The remaining increase was due to the increase in subscribers for our Blackberry by Aether and mobile messaging products, partially offset by a decline in subscriber revenue due to restructuring efforts for our European operations and a decline in subscribers to our market data products.  Subscriber revenue increased to $32.2 million for the six months ended June 30, 2002 from $21.8 million for the six months ended June 30, 2001.   Approximately $8.4 million of the increase between periods was due to increased subscribers for the Highway Master product line obtained in connection with an acquisition made in the first quarter of 2002.  The remaining increase was due to the increase in subscribers for our Blackberry by Aether and mobile messaging products, partially offset by a decline in subscriber revenue due to restructuring efforts for our European operations and a decline in subscribers to our market data products.

(b)                                 COST OF SUBSCRIBER REVENUE

Cost of subscriber revenue consists primarily of airtime and relay costs, financial data costs, and securities exchange and market fees. Our airtime costs are determined by agreements we have with several wireless carriers. Typically, we have one–year contracts to buy data network capacity either for an agreed amount of kilobytes at a flat fee or on a cents-per-kilobyte basis. Cost of subscriber revenue excludes depreciation on, and operating costs of, our network operations center and certain costs of customer fulfillment and customer care. Cost of subscriber revenue increased to $11.2 million for the three months ended June 30, 2002, from $6.6 million for the three months ended June 30, 2001. Cost of subscriber revenue increased to $18.6 million for the six months ended June 30, 2002 from $12.9 million for the six months ended June 30, 2001.  The increase between periods was primarily due to the cost associated with the increase in subscribers for the Highway Master product line obtained in connection with the acquisition made in the first quarter of 2002. The remaining increase was due to the increase in subscribers for our Blackberry by Aether and mobile messaging products, partially offset by a decline in subscriber costs due to restructuring efforts for our European operations.

(c)                                  ENGINEERING SERVICES REVENUE

Revenue from engineering services consists of amounts billed to our customers for engineering time on an hourly basis or fixed fees on a per project basis. Engineering services revenue decreased to approximately $712,000 for the three months ended June 30, 2002, from $2.8 million for the three months ended June 30, 2001. Engineering services revenue decreased to $2.3 million for the six months ended June 30, 2002, from $5.1 million for the six months ended June 30, 2001.  The decrease between the three months ended June 30, 2002 and 2001 is primarily due to the completion of several large engineering projects in 2001 including OmniSky, Response Services and Inciscent offset by the addition of several new projects, including Sharp Electronics and increased revenue from an ongoing project with Prudential Securities in 2002.  The $2.8 million decrease between the six months ended June 30, 2002 and 2001 was primarily due to the completion of several large engineering projects in early 2001 including OmniSky, Response Services and Inciscent offset by the addition of several new engineering projects in early 2002 including AOL and Sharp Electronics and increased revenue from an ongoing project with Prudential Securities in 2002.

(d)                                 COST OF ENGINEERING SERVICES REVENUE

Cost of engineering services revenue consists of cash compensation and related costs for engineers and other project-related costs. Cost of engineering services revenue decreased to approximately $318,000 for the three months ended June 30, 2002, from $1.5 million for the three months ended June 30, 2001.  Cost of engineering services revenue decreased to $1.1 million for the six months ended June 30, 2002, from $2.8 million for the six months ended June 30, 2001.  The decrease between periods was primarily due to the decrease in engineering services performed as discussed above.

(e)                                  SOFTWARE AND RELATED SERVICES REVENUE

We derive revenue from the licensing of software products, including elements of the Aether Fusion(TM) platform, formerly sold as AIM and the ScoutWare software suite, as well as from the e-Mobile software suite, the PacketCluster software suite and the FireRMS software suite.  Software and related services revenue decreased to $5.6 million for the three months ended June 30, 2002 from $9.9 million for the three months ended June 30, 2001. Approximately $2.4 million of the decrease between periods was due to the decrease in software sales for the ScoutWare and PacketCluster software suites. Most of the remaining decrease was due to a decline in sales of the eMobile software suite.  Software and related services revenue decreased to $11.7 million for the six months ended June 30, 2002 from $21.7 million for the six months ended June 30, 2001. Approximately $6.6 million of the decrease between periods was due to the decrease in software sales for the Advantage, ScoutWare, and PacketCluster software suites. Most of the  remaining decrease was due to a decline in sales of the eMobile software suite.  The decreased sales of these products reflects the slow-down in the macro-economy and general decrease in corporate IT (information technology) spending during 2001 and into 2002.

(f)                                    COST OF SOFTWARE AND RELATED SERVICES REVENUE

Cost of software and related services revenue consists of costs of royalty fees for third–party intellectual property used in the software that we sell and personnel costs incurred in the customization of software products and the support of those products.  Cost of software and related services revenue was $2.3 million for the three months ended June 30, 2002 and $2.6 million for the three months ended June 30, 2001.  Cost of software and related services revenue was $4.4 million for the six months ended June 30, 2002 and $6.7 million for the six months ended June 30, 2001.  The decrease between periods relates primarily to the decrease in software revenue between periods as discussed above.  The reduction in software margins relates primarily to a change in product mix from high margin software products, such as ScoutWare, to lower margin software, such as PacketCluster.

(g)                                 DEVICE SALES

Revenue from device sales decreased to $5.4 million for the three months ended June 30, 2002 from $8.0 million for the three months ended June 30, 2001.  Revenue from device sales decreased to $9.1 million for the six months ended June 30, 2002 from $14.1 million for the six months ended June 30, 2001.  The decrease in device sales between 2002 and 2001 relates primarily to the reduction in the selling price of handheld devices partially offset by an increase in units sold.

(h)                                 COST OF DEVICE SALES

Cost of device sales consists of the cost of the hardware from the hardware manufacturer or wholesaler. Cost of devices decreased to $4.5 million for the three months ended June 30, 2002 from $7.9 million for the three months ended June 30, 2001.  Cost of devices decreased to $8.0 million for the six months ended June 30, 2002 from $16.1 million for the six months ended June 30, 2001. Approximately $1.9 million of the decrease in cost of device sales for 2002 relates to an obsolescence and excess inventory charge taken in the first quarter of 2001. The remainder of the decrease between periods relates to the lower carrying value of our inventory due to the obsolescence and excess inventory charges taken in 2001.

(i)                                     RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of cash compensation and related costs for engineers engaged in research and development activities and, to a lesser extent, costs of materials relating to these activities. We expense research and development costs as we incur them. Research and development expenses decreased to $7.0 million for the three months ended June 30, 2002, from $18.7 million for the three months ended June 30, 2001. Research and development expenses decreased to $15.6 million for the six months ended June 30, 2002, from $35.9 million for the six months ended June 30, 2001.  The decrease from 2002 to 2001 was primarily due to our reduction in work force between periods and from significantly reduced spending on contractors as a result of more focused development efforts.  For more information on our restructuring efforts refer to the section entitled “Estimation of Restructuring Accruals” above.

(j)                                     GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of cash compensation and related costs for general corporate personnel, along with rent, network operations costs, and general support costs. General and administrative expenses decreased to $15.6 million for the three months ended June 30, 2002, from $23.7 million for the three months ended June 30, 2001. General and administrative expenses decreased to $32.9 million for the six months ended June 30, 2002, from $49.5 million for the six months ended June 30, 2001.  The decrease in 2002 was primarily due to reductions in personnel and the closing of offices occurring since June 30, 2001. For more information on our restructuring efforts refer to the section entitled “Estimation of Restructuring Accruals” above.

(k)                                  SELLING AND MARKETING EXPENSES

Selling and marketing expenses consist primarily of advertising and promotions, sales and marketing personnel, travel and entertainment, certain customer fulfillment and customer care costs. Selling and marketing expenses decreased to $8.9 million for the three months ended June 30, 2002, from $20.5 million for the three months ended June 30, 2001. Selling and marketing expenses decreased to $19.0 million for the six months ended June 30, 2002, from $40.7 million for the six months ended June 30, 2001.  The decrease in selling and marketing expenses in 2002 was due primarily to reductions in advertising, bad debt expense, and personnel.  Our advertising expense in future quarters may be partially dependent upon the outcome of our discussions with AOL.  For more information on our restructuring efforts refer to the section entitled “Estimation of Restructuring Accruals” above.

(l)                                     DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses consist primarily of the amortization of intangible assets obtained in connection with our acquisitions. Depreciation and amortization expenses also include depreciation expenses arising from equipment purchased for our network operations centers and other property and equipment purchases. Depreciation and amortization decreased to $11.1 million for the three months ended June 30, 2002, from $29.4 million for the three months ended June 30, 2001.  Depreciation and amortization decreased to $22.1 million for the six months ended June 30, 2002, from $121.2 million for the six months ended June 30, 2001.  The decrease was primarily a result of the impairment charges recorded during 2001, which significantly reduced the carrying value of the goodwill and other intangibles. With the adoption of SFAS No. 142 on January 1, 2002, we ceased to amortize approximately $171.0 million of goodwill and assembled workforce.  Amortization decreased to $13.5 million for the three months ended June 30, 2002, from $17.7 million for the three months ended June 30, 2001.  Amortization decreased to $26.8 million for the six months ended June 30, 2002 from $96.2 million for the six months ended June 30, 2001.

(m)                               OPTION AND WARRANT EXPENSE

Option and warrant expense consists of expenses recorded to account for the difference on the date of grant between the fair market value and the exercise price of stock options issued to employees, restricted stock granted to employees and the fair value of equity–based awards to non–employees. Given our restricted stock plan on which we recognize expense as stock vests, we expect to continue to have substantial option and warrant expense. Option and warrant expense decreased to $2.2 million for the three months ended June 30, 2002, from $4.4 million for the three months ended June 30, 2001. Option and warrant expense decreased to $4.4 million for the six months ended June 30, 2002, from $8.9 million for the six months ended June 30, 2001.  The decrease for 2002 was primarily due to the canceling of the options of persons whose positions were eliminated as part of our restructuring efforts.

(n)                                 IMPAIRMENT OF INTANGIBLES

Impairment of intangibles expense consists of the amount of goodwill and other intangibles, written down in accordance with SFAS 144, Accounting for the Impairment of Long–Lived Assets and for Assets to Be Disposed Of. There was no impairment for the three months ended June 30, 2002. The impairment of intangibles for the six months ended June 30, 2002 was $2.4 million primarily related to the sale of Sila’s French subsidiary.  The impairment of intangibles was $2.2 million for the three months ended June 30, 2001 and $961.6 million for the six months ended June 30, 2001 primarily related to acquisitions made in 2000.  We anticipate that additional impairments will likely be required upon the adoption of  SFAS No. 142.

(o)                                 RESTRUCTURING CHARGE

During each of the last three quarters of 2001, we had restructuring charges. We implemented an expense reduction plan as part of our integration strategy focused on improving operational efficiencies and the implementation of other measures intended to reduce planned expenses. These efforts have resulted in the consolidation of excess facilities and a reduction in our workforce. The charge related mainly to a workforce reduction of over 480 positions and the closing or consolidation of twelve facilities. Employee separation benefits under the restructuring plan include severance, medical, and other benefits. Facility closure costs included expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs. During the first half of 2002, we continued our expense reduction plan focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses. These efforts have resulted in the further consolidation of excess facilities and elimination of positions. As a result of this restructuring plan, we recorded charges to earnings of $3.0 million during the three months ended June 30, 2002 and $15.6 million during the six months ended June 30, 2002 (including adjustments of approximately $600,000 and $3.9 million for the three and six months ended June 30, 2002, respectively). The charges related mainly to a workforce reduction of over 232 positions and the closing or consolidation of three facilities. Employee separation benefits of approximately $82,000 for the three months ended June 30, 2002 and $3.7 million for the six months ended June 30, 2002 include severance, medical, and other benefits. Facility closure and other costs of $2.9 million for the three months ended June 30, 2002 and $11.9 million for the six months ended June 30, 2002 include expected losses on subleases, brokerage commissions, asset impairment charges, and other costs.  As of June 30, 2002, the accrued liability balance related to the restructuring was $27.9 million.

(p)                                 INTEREST INCOME

Interest income consists primarily of interest income from cash equivalents and short–term investments. Interest income decreased to $3.1 million for the three months ended June 30, 2002 from $7.8 million for the three months ended June 30, 2001.  Interest income decreased to $5.6 million for the six months ended June 30, 2002 from $18.9 million for the six months ended June 30, 2001.  The decrease in 2002 was primarily the result of a decreasing cash balance over the year combined with decreased interest rates. We expect interest income to continue to decline as our cash balance declines.

(q)                                 INTEREST EXPENSE

Interest expense consists primarily of debt service on our outstanding convertible subordinated notes payable. Interest expense decreased to $4.4 million for the three months ended June 30, 2002 from $4.6 million for the three months ended June 30, 2001. Interest expense decreased to $8.9 million for the six months ended June 30, 2002 from $9.3 million for the six months ended June 30, 2001.  The slight decrease for 2002 was primarily due to a decrease in interest expense as the result of the buy–back of debt in 2002. During the first and second quarters of 2002, we bought back $75.0 million face value of our notes payable, most of which was purchased at the end of the second quarter, and as such expect reduced interest expense going forward.

(r)                                    EQUITY IN LOSSES OF INVESTMENTS

Equity in losses of investments consists of our proportionate share of the net losses of investees, which are recorded under the equity method of accounting. Equity in losses of investments decreased to approximately $833,000 for the three months ended June 30, 2002 from $17.0 million for the three months ended June 30, 2001. Equity in losses of investments decreased to $3.6 million for the six months ended June 30, 2002 from $31.5 million for the six months ended June 30, 2001.  The decrease between periods was partially due to smaller losses being posted by these investees and partially to having completely written off some of these investees prior to this quarter. We expect to continue to record equity losses in some or all of these investments in future periods.

(s)                                  INVESTMENT LOSSES, INCLUDING IMPAIRMENTS, NET

Investment losses including impairments consists of the loss taken on investments where the decline in market value was deemed to be other than temporary. Investment losses also includes amounts related to the decline in the fair value of derivative instruments, offset by realized gains from the sales of investments. For the three months ended June 30, 2002 we recorded a net charge of $5.9 million, which included $5.8 million in impairment charges related to our investments. The remainder of the net charge related to net gains (losses) from the sales of investments, and changes in the fair value of warrants related to our investments. For the three months ended June 30, 2001 we recorded a net charge of $1.1 million, which included impairment charges related to our investments. For the six months ended June 30, 2002 we recorded a net charge of $10.1 million, which included $9.9 million in impairment charges related to our investments. For the six months ended June 30, 2001 we recorded a net charge of $95.9 million, which included $89.9 million in impairment charges related to our investments.  The remainder of the net charge related to net gains (losses) from changes in the fair value of warrants related to our investments.

(t)                                    MINORITY INTEREST

Minority interest consists wholly of Reuters’ ownership interest in Sila, which is consolidated into our financial statements. Minority interest decreased to ($1.4) million for the three months ended June 30, 2002 from $4.5 million for the three months ended June 30, 2001. Minority interest decreased to approximately $108,000 for the six months ended June 30, 2002 from $8.1 million for the six months ended June 30, 2001.  Sila’s decreased losses in 2002 were due to our integration strategy focusing on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses.  We expect minority interest to decrease in future periods due to the release of a reorganization funding commitment signed by Reuters and us in late 2001.  We released Reuters from this commitment and they released us from this commitment since Sila had substantially completed its integration and restructuring efforts by June 30, 2002.

(u)                                 EXTRAORDINARY ITEM

The extraordinary item consists entirely of the gain realized from the early extinguishment of convertible subordinated notes payable. We recorded an extraordinary item net gain of $22.0 million for the three months ended June 30, 2002 relating to the early extinguishment of $60.0 million of debt. We recorded an extraordinary item net gain of $28.3 million for the six months ended June 30, 2002 relating to the early extinguishment of $75.0 million of debt.  For the three and six months ended June 30, 2001 we recorded an extraordinary gain of $7.7 million on the early extinguishment of $20.0 million of debt.

(v)                                 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

There was no cumulative effect of change in accounting principle for the three and six months ended June 30, 2002 and the three months ended June 30, 2001.  The cumulative effect of change in accounting principle for the six months ended June 30, 2001 was $6.6 million, relating to the adoption of SFAS No.133, “Accounting for Derivatives and Hedging Activities”. The $6.6 million represented the fair value of warrants we hold in two of our investees, which met the criteria for a derivative under SFAS No. 133.

(w)                               OTHER INCOME

Other income was $2.3 million for the three and six months ended June 30, 2002.  Other income consists of an escrow settlement of $2.6 million related to our purchase of RTS Wireless in November of 2000, offset by other expenses related to the settlement.  This settlement was recorded as other income due to the previous write-off of assets acquired in the RTS wireless acquisition.  There was no other income for the three and six months ended June 30, 2001.

MD&A (5)  SEGMENT RESULTS

Our operating segments include Vertical Markets and European Operations. The Vertical Markets segment provides wireless data services software and engineering services to develop applications for the financial services, mobile government, transportation, logistics, real estate, automobile and insurance industries. European Operations consists of our European joint venture with Reuters and has the majority of its customers in the European financial services industry. Corporate and Other consists mainly of corporate assets and selling, general and administrative expenses.

	Vertical Markets	European Operations	Corporate and Other	Total

THREE MONTHS ENDED JUNE 30, 2002
Revenue	30,054	1,725	(161)	31,618
Gross Profit (loss)	12,515	961	(162)	13,314
Total Assets	302,189	15,161	515,182	832,532
THREE MONTHS ENDED JUNE 30, 2001
Revenue	26,833	3,238	2,013	32,084
Gross Profit (loss)	12,839	1,085	(440)	13,484
Total Assets	338,812	161,340	823,689	1,323,841
SIX MONTHS ENDED JUNE 30, 2002
Revenue	51,702	3,797	(209)	55,290
Gross Profit (loss)	21,416	2,019	(213)	23,222
SIX MONTHS ENDED JUNE 30, 2001
Revenue	53,511	7,219	2,013	62,743
Gross Profit (loss)	24,135	2,500	(2,325)	24,310

The type of revenue we earn in each of our segments varies from segment to segment.

Vertical Markets.  We operate in a variety of vertical markets. Our vertical markets segment can have subscriber revenue, engineering services revenue, device sales and software and related services revenue depending on the needs of the customer. Revenue in the vertical markets segment increased to $30.0 million for the three months ended June 30, 2002 from $26.8 million for the three months ended June 30, 2001. Gross profit in that segment decreased to $12.5 million for the three months ended June 30, 2002 from $12.8 million for the three months ended June 30, 2001. Revenue in the vertical markets segment decreased to $51.7 million for the six months ended June 30, 2002 from $53.5 million for the six months ended June 30, 2001. Gross profit in that segment decreased to $21.4 million for the six months ended June 30, 2002 from $24.1 million for the six months ended June 30, 2001.  The decrease in this segment was primarily due to a decrease of $10.0 million in revenue and $7.8 million in gross profit from sales of our software products. The decrease was partially offset by an increase in revenue of $8.8 million and gross profit of $4.3 million related to the acquisition of certain assets and licenses from @Track.

European Operations.  Our European operations segment consists of Sila and generates revenue from subscriber and engineering services. Sila saw a reduction in revenues and gross profit from 2001 to 2002 due to the streamlining of our operations in Europe and the overall pullback in the financial services sector, upon which Sila’s products are primarily focused.

Corporate & Other.  Revenue in the Corporate & Other relates solely to sales adjustments pursuant to our inventory reduction plan, which provided for bulk sales of inventory at prices below our cost. Negative gross profit in this segment was a result both of the cost associated with the aforementioned revenue and inventory obsolescence and excess inventory write downs of $2.3 million for the six months ended June 30, 2001.

MD&A (6)  LIQUIDITY AND CAPITAL RESOURCES

Since 1999, we have financed our operations primarily through private and public placements of our equity and debt securities. Through June 30, 2002, we have raised aggregate net proceeds of approximately $1.5 billion, net of underwriters discounts, including the issuance of $310.5 million of 6% convertible subordinated notes. As of June 30, 2002, we had approximately $435.6 million in cash and short-term investments (including restricted cash of $5.3 million) and working capital of approximately $381.1 million.

Net cash used in operating activities was $72.3 million and $118.4 million for the six months ended June 30, 2002 and 2001, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

Net cash used in investing activities was $318.0 million and $92.8 million for the six months ended June 30, 2002 and 2001 respectively. For the six months ended June 30, 2002, we used $3.7 million for the purchase of property and equipment, $3.3 million for acquisition-related costs, and $312.0 million for the net purchases of short-term investment instruments (primarily United States Government issued securities).  For the six months ended June 30, 2001, we used $29.6 million for the purchase of property and equipment, $25.6 million for investments in companies and $35.6 million for payments on 2000 acquisitions.

Net cash used in financing activities was $16.4 million for the six months ended June 30, 2002. Net cash used in financing activities was $6.1 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, we used $16.9 million to repurchase convertible subordinated notes and pay off notes payable related to the @Track acquisition.  We also repurchased $60.0 million of convertible subordinated notes payable for the three months ended June 30, 2002 of which the cash settlement did not occur until July 2002 thus increasing our short term notes payable at June 30, 2002. For the six months ended June 30, 2001, cash used in financing activities related primarily to the repurchase of convertible subordinated notes payable.

While not a measure under generally accepted accounting principles, EBITDA is a standard measure of financial performance in our industry. We define EBITDA as earnings before interest, taxes, depreciation and amortization and option and warrant expense. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under generally accepted accounting principles. Our definition of EBITDA may differ from that of other companies. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations. EBITDA losses for the six months ended June 30, 2002 was $44.4 million compared with losses of $101.8 million for the six months ended June 30, 2001. The decreases in EBITDA loss over these periods were due to decreases in operating expenses as a result of our spending reductions. We expect EBITDA to continue to improve over the next year as throughout the year we continue to reduce our operating expenses and as later in the year we expect revenues to increase.

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

For the remainder of fiscal year 2002, we currently have contractual cash commitments, excluding lease commitments and acquisition related commitments of approximately $43.0 million relating to RIM inventory purchase commitments, AOL Time Warner advertising purchasing commitments, and debt service. We are in the process of negotiating reductions in these items, and although there can be no assurance that these negotiations will be successful, we believe that our actual expenditures in 2002 related to these items will be significantly less than the aforementioned $43.0 million.  In addition to the specific expenditures identified above, we expect to continue to invest cash on other capital expenditures, including acquisitions and other strategic opportunities. As of June 30, 2002, we also had a note payable of $4.0 million related to our acquisition of certain assets of @Track, which was paid out in July, 2002.

As previously disclosed in our 10K filed on April 1, 2002, we entered into a series of agreements (the Agreements) with America Online, Inc. (AOL) in November of last year. Each of us has certain rights of termination and acceleration in the event of default. Disputes exist between us and AOL concerning the rights and obligations, if any, each of us has under the Agreements.  On May 5, 2002, we did not pay a $5.3 million prepaid advertising installment we were to pay as a part of a long-term marketing commitment we made.  Under the terms of the Agreements, we had previously deposited this amount into an escrow account.  The escrow agent has indicated that they will maintain the $5.3 million balance in the escrow account (this amount is included on our  balance sheet at June 30, 2002 as “restricted cash”) until such time as they receive concurring instructions from us and AOL. We are currently in discussions with AOL regarding the entire arrangement.  It is not possible at this time to predict the outcome of that discussion, or the impact this could have on our previously disclosed rights under these Agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward–looking statements. We maintain instruments subject to interest rate and foreign currency exchange rate risk. We categorize all of our market risk sensitive instruments as non-trading or other instruments.

(1)                                  INTEREST RATE SENSITIVITY

We are exposed to interest rate risk related to our cash and cash equivalents and short-term investments. Substantially all of our excess funds are invested in cash equivalents with maturities of less than ninety days. Our investment policy calls for investment in short-term low risk instruments. At June 30, 2002, we had $120.9 million (including restricted cash) invested in money market, commercial paper and certificates of deposit.  At June 30, 2002, we had $314.7 million in United States Government issued securities.  These investments consisted of $309.6 million of securities with maturities less than two years and $5.1 million of securities with maturities ranging from two to six years.  These securities are classified as short term based on management’s intentions.  We believe that a 10% increase or decline in interest rates would not be material to our investment income or cash flows.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Aether and certain of its officers and directors are among the defendants named in nine purported class action lawsuits. These actions were filed on behalf of persons and entities who acquired the Company’s common stock after its initial public offering in October 21, 1999. The suits seek damages on account of alleged violations of securities laws. Among other things, the complaints claim that prospectuses, dated October 21, 1999 and September 27, 2000 and issued by the Company in connection with the public offerings of common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws because the prospectuses allegedly failed to disclose that the offerings’ underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers which were designed to maintain, distort and/or inflate the market price of Aether’s common stock in the aftermarket. The actions seek unspecified monetary damages and rescission. The Company believes the claims are without merit and are vigorously contesting these actions.

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

	Total Vote For Each Director	Total Vote Withheld From Each Director
J. Carter Beese, Jr.	32,396,026	211,388
James T. Brady	32,382,842	224,572
George M. Davis	30,666,179	1,941,235
Jack B. Dunn IV	32,393,052	214,362
Edward J. Mathias	32,393,242	214,172
David S. Oros	30,669,142	1,938,272
George P. Stamas	32,260,549	346,865
KendraVanderMeulen	32,390,981	216,433

b.      Votes cast for, against or withheld regarding ratification of the Company’s appointment of KPMG LLP as independent auditors.

FOR	Against	Abstain
32,151,603	432,194	23,617

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS

a.       Exhibit 11.1

b.                   A current report on Form 8-K dated June 12, 2002 was filed on June 17, 2002 pursuant to Item 4 (Changes in Registrant’s Certifying Accountant) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

b.      Exhibit 99.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 14, 2002
Aether Systems, Inc.
/s/ David C. Reymann

David C. Reymann
Chief Financial Officer
By:	(Principal Financial and Accounting Officer)