Form 10-Q
period 2002-09-30
AETHER SYSTEMS INC
filed 2002-11-15
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2002

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

As of November 7, 2002, 42,224,185 shares of the Registrant’s common stock, $.01 par value per share, were outstanding.

The aggregate market value of the voting stock held by non affiliates of the registrant as of November 7, 2002 was $109,360,639.

AETHER SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

INDEX

PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS
Condensed consolidated balance sheets as of September 30, 2002-unaudited and December 31, 2001
Condensed consolidated statements of operations and comprehensive loss for the three and nine month periods ended September 30, 2002 and 2001-unaudited
Condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001-unaudited
Notes to the condensed consolidated financial statements
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4:	CONTROLS AND PROCEDURES
PART II:	OTHER INFORMATION
ITEM 1:	LEGAL PROCEEDINGS
ITEM 2:	CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3:	DEFAULT UPON SENIOR SECURITIES
ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5:	OTHER INFORMATION
ITEM 6:	EXHIBITS AND REPORTS

PART I—FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

AETHER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2002	December 31, 2001
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$35,639	$522,177
Restricted cash	5,266	5,253
Short-term investments	333,873	2,490
Trade accounts receivable, net	24,752	24,802
Inventory, net	23,438	27,178
Assets held for sale	5,500	—
Prepaid expenses and other current assets	17,767	19,521
Total current assets	446,235	601,421

Property and equipment, net	28,808	61,304
Investments	3,002	32,350
Intangibles, net	41,264	226,774
Other noncurrent assets, net	21,005	27,571
	$540,314	$949,420

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$56	$15,493
Accounts payable	1,168	8,560
Accrued expenses	24,329	27,666
Accrued employee compensation and benefits	9,457	9,983
Deferred revenue	14,365	15,145
Current portion of restructuring reserve	14,207	15,452
Accrued interest payable	275	5,249
Total current liabilities	63,857	97,548

Convertible subordinated notes payable and other notes payable, less current portion	207,382	290,645
Deferred revenue, less current portion	10,432	6,380
Restructuring reserve, less current portion	8,465	12,365
Other long term liabilities	1,998	—
Total liabilities	292,134	406,938

Minority interest in net assets of a subsidiary	—	(45)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 42,143,262 and 41,864,646 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	421	419
Additional paid-in capital	2,585,781	2,579,445
Accumulated deficit	(2,340,710)	(2,039,409)
Foreign currency translation adjustment	1,269	487
Unrealized gain on investments available for sale	1,419	1,585
Total stockholders’ equity	248,180	542,527

Commitments and Contingencies
Total liabilities and stockholders’ equity	$540,314	$949,420

See accompanying notes to condensed consolidated financial statements.

AETHER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Subscriber revenue	$18,767	$11,179	$50,957	$32,987
Engineering services revenue	703	642	3,038	5,786
Software and related services revenue	6,186	8,205	17,841	29,874
Device sales	6,055	4,922	15,165	19,045
Total revenue	31,711	24,948	87,001	87,692

Cost of subscriber revenue	10,155	6,805	28,712	19,657
Cost of engineering services revenue	276	314	1,397	3,099
Cost of software and related services revenue	2,186	2,892	6,626	9,549
Cost of device sales	5,666	17,560	13,616	33,699
Total cost of revenue	18,283	27,571	50,351	66,004

Gross profit	13,428	(2,623)	36,650	21,688

Operating expenses:
Research and development (exclusive of option and warrant expense)	5,658	16,170	21,275	52,045
General and administrative (exclusive of option and warrant expense)	14,029	21,955	46,965	71,439
Selling and marketing (exclusive of option and warrant expense)	6,227	14,780	25,266	55,507
Depreciation and amortization	10,217	32,068	32,285	153,312
Option and warrant expense:
Research and development	656	691	3,080	5,295
General and administrative	371	1,846	1,596	4,648
Selling and marketing	291	976	1,033	2,507
Impairment of intangibles and other assets	62,496	129,201	64,873	1,090,781
Restructuring charge	8,444	18,230	24,025	34,089
Total operating expenses	108,389	235,917	220,398	1,469,623

Operating loss	(94,961)	(238,540)	(183,748)	(1,447,935)

Other income (expense):
Interest income	3,362	5,643	8,990	24,578
Interest expense	(3,364)	(4,582)	(12,312)	(13,917)
Equity in losses of investments	(1,067)	(16,762)	(4,673)	(48,285)
Investment losses, including impairments, net	(3,682)	(45,661)	(13,794)	(141,553)
Minority interest	(154)	47,394	(45)	55,541
Other (expense) income	(47)	—	2,272	—

Loss before income taxes, extraordinary item and cumulative effect of change in accounting principle	(99,913)	(252,508)	(203,310)	(1,571,571)
Income tax benefit	—	9,129	—	10,003

Loss before extraordinary item and cumulative effect of change in accounting principle	(99,913)	(243,379)	(203,310)	(1,561,568)
Extraordinary item (early extinguishment of debt)	3,007	—	31,315	7,684

Loss before cumulative effect of change in accounting principle	(96,906)	(243,379)	(171,995)	(1,553,884)
Cumulative effect of change in accounting principle relating to adoption of SFAS No. 142 in 2002 and SFAS No. 133 in 2001	(129,306)	—	(129,306)	6,564
Net loss	$(226,212)	$(243,379)	$(301,301)	$(1,547,320)

Other comprehensive income (loss):
Unrealized holding income (losses) on investments available for sale	2,480	18,015	(166)	(2,151)
Foreign currency translation adjustment	829	(133)	782	(710)
Comprehensive loss	$(222,903)	$(225,497)	$(300,685)	$(1,550,181)

Net loss per share-basic and diluted before extraordinary item and cumulative effect of change in accounting principle	$(2.37)	$(5.98)	$(4.83)	$(38.50)
Extraordinary item (early extinguishment of debt)	0.07	—	0.74	0.19
Cumulative effect of change in accounting principle relating to adoption of SFAS No. 142 in 2002 and SFAS No. 133 in 2001	(3.07)	—	(3.07)	0.16
Net loss per share-basic and diluted	$(5.37)	$(5.98)	$(7.16)	$(38.15)

Weighted average shares outstanding-basic and diluted	42,097	40,694	42,082	40,561

See accompanying notes to condensed consolidated financial statements.

AETHER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(unaudited)

	Nine Months Ended September 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(301,301)	$(1,547,320)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	32,285	153,312
Provision for doubtful accounts	3,833	8,533
Provision for inventory obsolescence	—	14,371
Equity in losses of investments	4,673	48,285
Option and warrant expense	5,709	12,450
Minority interest	45	(55,541)
Deferred income tax benefit	—	(10,003)
Extraordinary item	(31,315)	(7,684)
Cumulative effect of change in accounting principle	129,306	(6,564)
Impairment of intangibles and other assets	64,873	1,090,781
Investment losses, including impairments	13,794	141,553
Changes in assets and liabilities, net of acquired assets and liabilities:
Increase in trade accounts receivable	(3,784)	(5,603)
(Increase) decrease in inventory	4,893	(21,830)
(Increase) decrease in prepaid expenses and other assets	(2,595)	312
Decrease in accounts payable	(7,391)	(5,596)
Decrease in accrued expenses, accrued employee compensation and benefits and interest payable	(7,347)	(10,637)
Increase in deferred revenue	3,273	10,523
Increase in restructuring reserve and other long term liabilities	3,432	34,089

Net cash used in operating activities	(87,617)	(156,569)

Cash flows from investing activities:
Sales and maturities of short-term investments	216,991	7,864
Purchases of short-term investments	(547,861)	(3,411)
Acquisitions, net of cash acquired	(15,501)	(42,116)
Purchases of property and equipment	(4,591)	(34,954)
Purchase and sale of long-term investments	3,456	(36,973)
Decrease in other assets	(135)	(2,706)

Net cash used in investing activities	(347,641)	(112,296)

Cash flows from financing activities:
Repayment of notes payable including buyback of convertible debt	(51,909)	(12,899)
Contributions from a minority shareholder of a subsidiary	—	5,160
Increase in restricted cash	—	315
Exercise of options and warrants	629	1,518

Net cash used in financing activities	(51,280)	(5,906)

Net decrease in cash and cash equivalents	(486,538)	(274,771)
Cash and cash equivalents, at beginning of period	522,177	856,391

Cash and cash equivalents, at end of period	$35,639	$581,620
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$14,485	$18,243

Supplemental disclosure of non-cash investing and financing activities:

For the nine months ended September 30, 2002 and 2001, the Company incurred unrealized holding losses associated with its investments available for sale totaling $166,000 and $2.2 million, respectively. These amounts have been reported as decreases in members’ capital and stockholders’ equity.

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

(b) BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Aether Systems, Inc. and its subsidiaries. The condensed consolidated balance sheet as of September 30, 2002, the condensed consolidated statements of operations and other comprehensive loss for the three and nine months ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2001 on Form 10-K.

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

(b) RECENT ACCOUNTING PRONOUNCEMENTS

(i) SFAS No. 142

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing and recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS No. 142 on January 1, 2002, the Company ceased to amortize approximately $161.1 million of goodwill and $9.9 million of assembled workforce which was combined with goodwill since the intangible asset no longer met the criteria to be separable from goodwill. For the three and nine months ending September 30, 2001 the Company recorded amortization on these amounts of approximately $20.6 million and $116.8 million, respectively.  For the three and nine months ending September 30, 2002, the Company would have recorded amortization of approximately $13.7 million and $40.4 million, respectively.  In lieu of amortization, the Company is required to perform an impairment review of its goodwill balance upon the initial adoption of SFAS No. 142. The impairment review involves a two-step process as follows:

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

During the first quarter of 2002, the Company determined our reporting units and assigned its assets and liabilities to the respective reporting units. The Company also evaluated the estimated useful lives and separability of its identifiable intangible assets.  The Company had no intangible assets with an indefinite useful life.

During the second quarter of 2002 the Company completed Step 1 of the impairment review.  The results of the Step 1 analysis indicated that an impairment existed in its Vertical Markets segment.

As of September 30, 2002, the Company has completed Step 2 of the impairment review (using our impairment measurement date of January 1, 2002) as described above, resulting in an impairment charge of $129.3 million in the Company’s Vertical Markets segment.  This impairment charge has been recorded as a cumulative effect of change in accounting principle.

Additionally, the SFAS requires that the Company repeat this two-step process each year, beginning with a recurring annual measurement date chosen by the Company in 2002.  The Company has chosen September 30, 2002 to be this year’s measurement date, and will continue to perform annual impairment reviews.  This year’s September 30 impairment review resulted in an additional impairment charge of $26.8 million in the Company’s Vertical Markets segment.  This charge has been included in impairment of intangibles and other assets in the accompanying condensed statements of operations.

In both cases above, the Company, with the assistance of a third party appraiser, arrived at the implied fair value of goodwill using a discounted cash flow methodology.  Due to the continuing macro-economic slow-down and reduced spending on information technology (IT) in 2002 the Company does not expect dramatic increases in cash flows in the near term which in turn resulted in discounted cash flows that did not support the value of the goodwill that had been in the Company’s condensed consolidated balance sheet.

The following table shows what net income would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill and assembled workforce (both of which are no longer amortized under the provisions of SFAS No. 142):

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands except per share data)	2002	2001	2002	2001
Net loss as reported	$(226,212)	$(243,379)	$(301,301)	$(1,547,320)
Add back:
Amortization of goodwill	—	19,228	—	111,914
Amortization of assembled work force	—	1,371	—	4,867
Adjusted net loss	$(226,212)	$(222,780)	$(301,301)	$(1,430,539)

Per share amounts
Adjusted net loss per share	$(5.37)	$(5.47)	$(7.16)	$(35.27)

The Company expects to record approximately $15.0 million in 2002, $5.4 million in 2003, $5.2 million in 2004, $3.7 million in 2005 and $1.5 million in 2006 in amortization expense on currently held identifiable intangibles.

(ii) SFAS No. 144

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively.  During the current quarter the Company assessed the fair value of certain of its long-lived assets, including software, computer equipment, other tangible assets and identifiable intangible assets obtained in connection with acquisitions.  This assessment resulted in an impairment charge of $35.7 million which is recorded in impairment of intangibles and other assets in the accompanying condensed consolidated statements of operations.  The Company, with the assistance of third party appraisers, determined the fair value of these assets based on a combination of quoted market prices and a cost approach methodology.  A portion of the assets referred to above have been reclassified out of property plant and equipment and are now being classified as assets held-for-sale in the accompanying condensed consolidated balance sheet.

(iii) SFAS No. 145

In April of 2002, the FASB issued SFAS No. 145, “ Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds FASB No. 4 and 64 in relation to reporting gains and losses from extinguishment of debt.  The Statement amends SFAS No. 4 and 64 and requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Opinion 30.  Applying the provisions of Opinion 30 will differentiate between normal recurring operations of a company and transactions that are unusual or infrequent in nature.  SFAS No. 145 also amends Statement No. 13, to the effect that sale-leaseback accounting for certain lease modifications should be accounted for in the same manner as sale-leaseback transactions.  The Company expects that its adoption of SFAS No. 145 will have no material effect on its financial condition or results of operations, but will affect its classification of historical and future gains or losses on debt retirement.

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

NOTE (3)  DEBT RETIREMENT

During the third quarter of 2002, the Company recorded a $3.0 million net gain on the early extinguishment of $8.2 million face value in debt.  For the nine months ended September 30, 2002, the Company recorded a $31.3 million net gain on the early extinguishment of $83.2 million face value of debt.

 On October 15, 2002, the Company commenced an offer to purchase for cash, at prices determined by a “Modified Dutch Auction” procedure within the purchase price range of $700 to $750 per $1,000 principal amount, the Company’s 6% Convertible

Subordinated Notes due 2005 (the “Notes”) up to a maximum aggregate principal amount of $100 million, or approximately 48% of the outstanding principal amount of the Notes. This offer to purchase expired on November 12, 2002 and preliminary results indicate that the Company will re-purchase approximately $38.2 million face value of debt for cash of approximately $28.7 million. The Company will promptly file with the SEC a Schedule TO outlining the final results of the offer.

NOTE (4)  ASSET PURCHASE

On March 15, 2002, the Company expanded its products, services, and customer base in the transportation and logistics market through the acquisition of certain assets and licenses from @Track. @Track is a leading provider of wireless-based vehicle fleet management and intelligent mobile-asset-tracking solutions. The purchase consideration (excluding approximately $795,000 of purchase related expenses) was $15.0 million consisting of $3.0 million in cash and a $12.0 million note payable. The note was interest bearing at 5.75% and was paid in equal monthly cash installments from May 2002 through July 2002. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date. The allocation of the purchase price for this acquisition, which was determined based on a third party appraisal, is summarized as follows:

(Amounts in Thousands)

Current assets	$1,153
Property and equipment	636
Identifiable intangibles	2,815
Goodwill	11,191
Total consideration	$15,795

The following summary, prepared on a pro forma basis, presents the results of the Company’s operations (unaudited) as if the @Track asset purchase had been completed as of January 1, 2001:

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
(IN THOUSANDS, EXCEPT PER SHARE DATA)	(UNAUDITED)	(UNAUDITED)
Revenue	$93,300	$111,254
Net loss	$(300,419)	$(1,546,266)

Net loss per share — basic and diluted	$(7.14)	$(38.12)

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

During the first three quarters of 2002, the Company continued its expense reduction plan focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses. These efforts have resulted in the further consolidation of excess facilities and elimination of positions. As a result of this restructuring plan, the Company recorded a charge during the first nine months of 2002 of $24.0 million. The charge related mainly to a workforce reduction of over 277 positions and the closing or consolidation of three facilities. Employee separation benefits of $4.3 million under the restructuring plan include severance, medical, and other benefits. Facility closure and other costs of $19.7 million include expected losses on subleases, brokerage commissions, asset impairment charges, and other costs. As of September 30, 2002, the accrued liability balance related to the restructuring was $22.7 million.

                Calculation of the restructuring accrual related to expected losses on subleases requires the Company to make estimates concerning: (1) the expected length of time to sublease the facility; (2) the expected rental rates on subleases; and, (3) estimated brokerage expenses associated with executing the sublease. The Company used the assistance of independent real estate brokerage firms in developing these estimates and the Company’s estimates may be impacted by future economic trends. The expected losses on subleases have not been discounted. In addition, the Company has entered into negotiations with certain of its landlords to terminate the leases for a one-time payment which may impact the amount and timing of the restructuring charge. If the actual results differ from the Company’s estimates, or as management’s best estimates change from quarter to quarter, based on the latest information, the Company is required to adjust its restructuring accrual related to facilities, including recording additional losses.  These changes in assumptions are reflected in the table below as adjustments.

A rollforward of the restructuring accrual is as follows:

	Employee Separation Benefits	Facility Closure Costs and Other	Total
2001 Restructuring:

Second quarter	4,870	10,989	15,859
Third quarter	4,070	14,528	18,598
Adjustments made during the third quarter	(147)	(220)	(367)
Fourth quarter	1,435	6,386	7,821
Adjustments made during the fourth quarter	—	3,095	3,095
Total restructuring charge for period ending December 31, 2001	10,228	34,778	45,006
Second quarter reclassification from acquisition accounts	—	1,643	1,643
Cash payments	(8,626)	(10,206)	(18,832)
Restructuring liability as of December 31, 2001	1,602	26,215	27,817

2002 Restructuring:
First quarter	2,690	6,491	9,181
Adjustments made during the first quarter	941	2,434	3,375
Second quarter	110	2,348	2,458
Adjustments made during the second quarter	(27)	594	567
Third quarter	587	6,522	7,109
Adjustments made during the third quarter	—	1,335	1,335
Total restructuring charge for period ending September 30, 2002	4,301	19,724	24,025
Second quarter reclassification from other accruals	—	774	774
Third quarter non-cash charges	—	(6,522)	(6,522)
Restructuring liability as of December 31, 2001	1,602	26,215	27,817
Cash payments	(5,746)	(17,676)	(23,422)
Total restructuring liability as of September 30, 2002	157	22,515	22,672

NOTE (6)  RELATED PARTY TRANSACTIONS

(a) AOL

       As previously disclosed in the Company’s Form 10-K filed on April 1, 2002 and Form 10-Q filed on August 14, 2002, the Company entered into a series of agreements (the “Agreements”) with America Online, Inc. (“AOL”) in November 2001. On November 4, 2002, the Company, AOL and AOL Time Warner Inc. (“AOLTW” and, collectively with AOL, the “AOL Parties”) entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) pursuant to which the Company and the AOL Parties have agreed to terminate all of the Agreements with the exception of a Stock Purchase Agreement. The Stock Purchase Agreement (filed by the Company on April 1, 2002 as Exhibit 10.25 to Form 10-K) will remain in effect to govern the 737,790 shares of the Company’s stock purchased by AOL on December 3, 2001 but was modified by the Settlement Agreement so as not to require future investment in the Company by AOL. In connection with the termination of the other Agreements, the Settlement Agreement also provides for the release to the Company of approximately $5.3 million that the Company had previously deposited in an escrow account under the terms of the Agreements. Upon receipt of the $5.3 million by the Company, the parties have agreed that no other amounts are due or owing to any party. This $5.3 million is currently being shown as restricted cash in the accompanying condensed consolidated balance sheet.  Pursuant to this settlement the Company took a charge of approximately $6.5 million to write off certain AOL related intangible assets. Such amount has been recorded in the restructuring charge for the three and nine months ended September 30, 2002. The purchase commitments that the Company has been released from pursuant to the Settlement Agreement have not been included as part of our future cash requirements as discussed in the Liquidity and Capital Resources section of this report.

(b) ADDITIONAL RELATED PARTY INFORMATION

In the ordinary course of business, the Company has entered into sales arrangements with entities in which the Company has equity interests or entities that have an equity interest in the Company. For the three and nine months ended September 30, 2002, the Company recorded revenue from these related parties aggregating approximately $146,000 and $1.3 million, respectively.  For the three and nine months ended September 30, 2001, the Company recorded revenue from these related parties aggregating approximately $934,000 and $9.8 million, respectively.  As of September 30, 2002 and December 31, 2001, the Company had gross accounts receivable from these related entities aggregating approximately $375,000 and $1.8 million, respectively.

During 2002, the Company received services from stockholders and other related entities including Reuters (financial data services), Huber Oros (benefit coordination services) and AOL Time Warner (advertising services).  These companies are considered related parties due to the fact that they are significant stockholders or entities with familial relationships with members of the senior management of the Company or with significant shareholders of the Company. For the three and nine months ended September 30, 2002, these expenses were $1.5 million and $6.2 million respectively, the majority of which related to advertising services purchased.

NOTE (7)  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company is among the defendants named in nine purported class action lawsuits. These actions were filed on behalf of persons and entities that acquired the Company’s common stock after its initial public offering in October 21, 1999. The suits seek damages on account of alleged violations of securities laws. Among other things, the complaints claim that prospectuses, dated October 21, 1999 and September 27, 2000 and issued by the Company in connection with the public offerings of common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws because the prospectuses allegedly failed to disclose that the offerings’ underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers which were designed to maintain, distort and/or inflate the market price of Aether’s common stock in the aftermarket. The actions seek unspecified monetary damages and rescission. The Company believes the claims are without merit and plans to vigorously contest these actions.

The Company is also a party to other legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, the Company believes that any liabilities arising from these matters will not have a material adverse effect on the consolidated results of its operations or financial position.

NOTE (8)  SEGMENT INFORMATION

The Company’s operating segments include Vertical Markets and European Operations. The Vertical Markets segment provides wireless data services software and engineering services to develop applications for the financial services, mobile government, transportation, logistics, real estate, automobile and insurance industries. The European Operations Segment consists of Sila, the Company’s European joint venture with Reuters, and has the majority of its customers in the European financial services industry. Corporate and Other consists mainly of corporate assets and selling general and administrative expenses.  We began to report our financial results by segment as of the first quarter of 2000.  During 2001 and 2000, our reportable segments changed — and we expect them to continue to change — as our operating structure, business and the market in which we operate evolve.

Segment detail is summarized as follows:

	Vertical Markets	European Operations	Corporate and Other	Total

THREE MONTHS ENDED SEPTEMBER 30, 2002
Revenue	29,886	1,825	—	31,711
Gross Profit (loss)	11,915	1,513	—	13,428
Total Assets	115,526	2,685	422,103	540,314
THREE MONTHS ENDED SEPTEMBER 30, 2001
Revenue	20,709	3,008	1,231	24,948
Gross Profit (loss)	8,436	1,713	(12,772)	(2,623)
Total Assets	319,024	35,415	704,994	1,059,433
NINE MONTHS ENDED SEPTEMBER 30, 2002
Revenue	81,588	5,622	(209)	87,001
Gross Profit (loss)	33,332	3,532	(214)	36,650
NINE MONTHS ENDED SEPTEMBER 30, 2001
Revenue	74,222	10,227	3,243	87,692
Gross Profit (loss)	32,570	4,214	(15,096)	21,688

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

i.) Subscriber revenue

We derive subscriber revenue from the provision of real–time access to business information integrated into existing wireless communication platforms, and from the provision of comprehensive business solutions designed to meet the mobile management needs of truckload, less-than-load and private carriers. For all sales we obtain signed binding contracts with our subscribers. Contracts with our wireless data subscribers are generally for a one-year period and include a termination penalty if cancelled by the subscriber before the one-year period expires. These contracts are generally renewable at the option of the subscriber for additional one-year periods or otherwise continue on a monthly basis until cancelled by the subscriber.  Contracts with our transportation and logistics subscribers are generally for a three to five year period and include a termination penalty if cancelled by the subscriber before the term of the contract expires.

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

iv.) Device revenue

We derive device revenue on the sale of wireless devices used to provide our services. Revenue for device sales can be recognized upon delivery or over the expected life of the customer relationship dependant upon various factors as follows. In cases where, in our judgment, (1) the service is essential to the functionality of the device and (2) only our ongoing service is available for the device, we recognize the device revenue as the ongoing service is provided over the estimated life of the customer relationship. If management were to judge differently about 1 or 2 above, the timing of our revenue recognition might have differed materially from that reported.

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

vi.) Revenue from related parties

Revenue from products and services sold to companies that we have also made strategic investments in or to companies that have invested in us (related parties) is allocated between the investment and revenue recognized based on the relative fair value of the products and services sold and the investment received. We have determined the fair value of the investments based on the fact that all of our investments were made in participation with other unrelated financial investors at the same price per share as the other investors. Our investment policy generally limits our investments to companies that have completed at least two rounds of financing and generally requires that an unrelated investor lead the round of financing that we participate in. We have estimated the fair value of products and services sold based on comparable sales transactions to other unrelated companies. For the three and nine months ended September 30, 2002, we recorded revenue from these related parties aggregating approximately $146,000 and $1.3 million, respectively.  For the three and nine months ended September 30, 2001, we recorded revenue from these related parties aggregating approximately $934,000 and $9.8 million, respectively.  As of September 30, 2002 and December 31, 2001, we had gross accounts receivable from these related entities aggregating approximately $375,000 and $1.8 million, respectively.

b) ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

We must make estimates of potential product returns and the valuation of our accounts receivables. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns. We recorded provisions for sales returns of approximately $217,000 and $2.8 million during the nine months ended September 30, 2002 and 2001 respectively. We analyze historical bad debts, customer concentrations, customer credit–worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, a portion of our customer base has included customers with a limited operating history that were subject to many of the risks and uncertainties including rapid changes in technology, no established markets for their products, and intense competition. In addition, many of these companies required significant infusions of capital to continue operations. The availability of such capital has been curtailed over the last several quarters and some of these companies were not able to raise sufficient funds to continue their operations. As a result, we recorded bad debt expense of $3.8 million and $8.5 million during the first nine months of 2002 and 2001, respectively. As of September 30, 2002, our net accounts receivable balance was $24.8 million, net of allowance for sales returns and doubtful accounts of $8.5 million.  As of December 31, 2001, our net accounts receivable balance was $24.8 million, net of allowance for sales returns and doubtful accounts of $10.6 million. If we had used different estimates and assumptions related to the amount of sales returns we would receive, and about the collectibility of our accounts receivable, our provisions for sales returns and allowance for doubtful accounts may have differed materially from that reported.

(c) VALUATION OF INVENTORY

Inventory, net of allowance for obsolete and slow–moving inventory, consists of finished goods such as handheld computers, pagers, wireless modems, and accessories and is stated at the lower of cost or market. Cost is determined using a standard costing method, which approximates the first–in, first–out method. Our inventory is subject to rapid technological changes that could have an adverse impact on its realization in future periods. In addition, there are a limited number of suppliers of our inventory. We estimated the reduction in inventory value based on our consideration of the following: (1) quantities and composition of inventory held; (2) sales prices of competing vendors; (3) projected unit sales and unit pricing over subsequent twelve month period; and (4) evaluation of remaining inventory purchase commitments. If our projections were different, our margins on device sales may have differed materially from that reported. If our estimates of projected units sales and unit pricing are less than actual results, we may be required to record additional impairment charges in the future.

(d) ESTIMATION OF RESTRUCTURING ACCRUALS

During 2001, we implemented an expense reduction plan as part of our integration strategy focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses. These efforts have resulted in the consolidation of excess facilities and a reduction in our work force. The charge related mainly to a workforce reduction of over 480 positions and the closing or consolidation of twelve facilities. During the first three quarters of 2002, we continued our expense reduction plan focused on improving operational efficiencies and the implementation of other measures intended to reduce planned expenses. These efforts have resulted in further consolidation of excess facilities and eliminations of positions. The charge related mainly to a work force reduction of over 277 positions and the closing or consolidation of three facilities. Employee separation benefits under the restructuring plans include severance, medical, and other benefits. Facility closure costs and other included expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs. As of September 30, 2002, the accrued liability related to the restructuring was $22.7 million.

Calculation of the restructuring accrual related to expected losses on subleases requires us to make estimates concerning: (1) the expected length of time to sublease the facility; (2) the expected rental rates on subleases; and (3) estimated brokerage expenses associated with executing the sublease. We used the assistance of independent real estate brokerage firms in the making these estimates and our estimates may be impacted by future economic trends. The expected losses on subleases have not been discounted.  In addition, we have entered into negotiations with certain of our landlords to terminate the leases for a one time payment, which may impact the amount and timing of the restructuring charge.  If the actual results differ from our estimates, we may be required to adjust our restructuring accrual related to facilities, including recording additional losses.

MD&A (3)  RECENT ACCOUNTING PRONOUNCEMENTS

(i) SFAS No. 142

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing and recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS No. 142 on January 1, 2002, we ceased to amortize approximately $161.1 million of goodwill and $9.9 million of assembled workforce, which was combined with goodwill since the intangible asset no longer met the criteria to be separable from goodwill. For the three and nine months ending September 30, 2001 we recorded amortization on these amounts of approximately $20.6 million and $116.8 million, respectively.  For the three and nine months ending September 30, 2002, we would have recorded amortization of approximately $13.7 million and $40.4 million, respectively.  In lieu of amortization, we were required to perform an impairment review of its goodwill balance upon the initial adoption of SFAS No. 142.  The impairment review involves a two-step process as follows:

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

During the second quarter of 2002 we completed Step 1 of the impairment review.  The results of the Step 1 analysis indicated that an impairment existed in our Vertical Markets segment.

As of September 30, 2002, we have completed Step 2 of the impairment review (using our impairment measurement date of January 1, 2002) as described above, resulting in an impairment charge of $129.3 million in our Vertical Markets segment.

Additionally, the SFAS requires that we repeat this two-step process each year, beginning with a recurring annual measurement date chosen by the Company in 2002.  We have chosen September 30, 2002 to be this year’s measurement date, and will continue to perform annual impairment reviews.  This year’s September 30th impairment review resulted in an additional impairment charge of $26.8 million in our Vertical Markets segment.

In both cases above, we, with the assistance of a third party appraiser, arrived at the implied fair value of the goodwill using a discounted cash flow methodology.  Due to the continued macro-economic slow-down and reduced spending on information technology (IT) in 2002, we do not expect dramatic increases in cash flows in the near term which in turn resulted in discounted cash flows that did not support the value of the goodwill that had been on our consolidated balance sheet.

(ii) SFAS No. 144

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively.  During the current quarter we assessed the fair value of certain of our long-lived assets, including software, computer equipment, other tangible assets and some intangible assets obtained in connection with acquisitions.  This assessment resulted in an impairment charge of $35.7 million.  With the assistance of third party appraisers, we determined the fair value of these assets based on a combination of quoted market prices and a cost approach methodology.  A portion of the assets referred to above have been reclassified out of property plant and equipment and are now being classified as assets held-for-sale on our consolidated balance sheet.

(iii) SFAS No. 145

In April of 2002, the FASB issued SFAS No. 145, “ Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds FASB No. 4 and 64 in relation to reporting gains and losses from extinguishment of debt.  The Statement amends SFAS No. 4 and 64 and requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Opinion 30.  Applying the provisions of Opinion 30 will differentiate between normal recurring operations of a company and transactions that are unusual or infrequent in matter.  SFAS No. 145 also amends Statement No. 13, to the affect that sale-leaseback accounting for certain lease modifications should be accounted for in the same manner as sale-leaseback transactions.  We expect that the adoption of SFAS No. 145 will not have a material effect on our financial condition or our results of operations, but it will effect our classification of historical and future gains or losses on debt retirement.

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

MD&A (4)  COMPARISON OF RESULTS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(a)           SUBSCRIBER REVENUE

Subscriber revenue consists of one–time nonrefundable activation fees, monthly per–subscriber service fees, monthly per subscriber exchange fees for access to financial information from the securities exchanges and markets, and monthly fees for providing access to our network operations center.  Subscriber revenue increased to $18.8 million for the three months ended September 30, 2002 from $11.2 million for the three months ended September 30, 2001, while subscribers increased to approximately 109,000 at September 30, 2002 from approximately 60,000 at September 30, 2001. Approximately $6.3 million and 25,000 of the increase in revenue and subscribers, respectively, between periods was due to increased subscribers for the Highway Master product line obtained in connection with an acquisition made in the first quarter 2002.  The remaining increase was due to the increase in subscribers for our Blackberry by Aether products, partially offset by a decline in subscriber revenue from our domestic and European market data products.  Subscriber revenue increased to $51.0 million for the nine months ended September 30, 2002 from $33.0 million for the nine months ended September 30, 2001.   Approximately $14.8 million of the increase between periods was due to increased subscribers for the Highway Master product line obtained in connection with an acquisition made in the first quarter of 2002.  The remaining increase was primarily due to the increase in subscribers for our Blackberry by Aether products, partially offset by a decline in subscriber revenue from our domestic and European market data products.

(b)                                 COST OF SUBSCRIBER REVENUE

Cost of subscriber revenue consists primarily of airtime and relay costs, financial data costs, and securities exchange and market fees. Our airtime costs are determined by agreements we have with several wireless carriers. Typically, we have one–year contracts to buy data network capacity either for an agreed amount of kilobytes at a flat fee or on a cents-per-kilobyte basis. Cost of subscriber revenue excludes depreciation on, and operating costs of, our data center and certain costs of customer fulfillment and customer care. Cost of subscriber revenue increased to $10.2 million for the three months ended September 30, 2002, from $6.8 million for the three months ended September 30, 2001. Cost of subscriber revenue increased to $28.7 million for the nine months ended September 30, 2002 from $19.7 million for the nine months ended September 30, 2001.  The increase between periods was primarily due to the cost associated with the increase in subscribers for the Highway Master product line obtained in connection with the acquisition made in the first quarter of 2002. The remaining increase was due to the increase in subscribers and increase in airtime cost per subscriber for our Blackberry by Aether products, partially offset by a decline in subscriber costs related to our domestic and European market data products.

(c)                                  ENGINEERING SERVICES REVENUE

Revenue from engineering services consists of amounts billed to our customers for engineering time on an hourly basis or fixed fees on a per project basis. Engineering services revenue increased only slightly to approximately $703,000 for the three months ended September 30, 2002, from $642,000 for the three months ended September 30, 2001.  Engineering services revenue decreased to $3.0 million for the nine months ended September 30, 2002, from $5.8 million for the nine months ended September 30, 2001.  The $2.8 million decrease between the nine months ended September 30, 2002 and 2001 was primarily due to the completion of several large engineering projects in early 2001 offset by the addition of several new engineering projects in early 2002, including AOL and Sharp Electronics, and increased revenue from an ongoing project with Prudential Securities in 2002.

(d)                                 COST OF ENGINEERING SERVICES REVENUE

Cost of engineering services revenue consists of cash compensation and related costs for engineers and other project-related costs. Cost of engineering services revenue decreased only slightly to approximately $276,000 for the three months ended September 30, 2002, from $314,000 for the three months ended September 30, 2001.  Cost of engineering services revenue decreased to $1.4 million for the nine months ended September 30, 2002, from $3.1 million for the nine months ended September 30, 2001.  The decrease between periods was primarily due to the decrease in engineering services performed as discussed above, combined with lower relative costs of revenue as we gain engineering efficiencies.

(e)                                  SOFTWARE AND RELATED SERVICES REVENUE

We derive revenue from the licensing of software products such as our PacketCluster, PocketBlue and FireRMS software suites most often used by our federal, state and local government customers. We also derive revenue from the licensing of other software products including elements of the Aether Fusion(TM) platform, formerly sold as AIM and the ScoutWare software suite, as well as from the e-Mobile software suite.  Software and related services revenue decreased to $6.2 million for the three months ended September 30, 2002 from $8.2 million for the three months ended September 30, 2001. Approximately $1.1 million of the decrease between periods was due to the decrease in software sales for the PacketCluster software suite. Most of the remaining decrease was due to a decline in sales of the ScoutWare software suite.  Software and related services revenue decreased to $17.8 million for the nine months ended September 30, 2002 from $29.9 million for the nine months ended September 30, 2001.  Approximately $5.0 million of the decrease between periods was due to the decrease in software sales for the ScoutWare software suite, due to a decrease in the number of large contracts from 2001 to 2002.  Approximately $4.2 million of the decrease between periods was due to the decrease in software sales for the PacketCluster software suites.  Most of the remaining decrease was due to the elimination of the Advantage software suite, and the decline in sales of the eMobile software suite.  The decreased sales reflects the continued slow-down in the macro-economy and general decrease in corporate IT (information technology) spending during 2001 and into 2002.

(f)                                    COST OF SOFTWARE AND RELATED SERVICES REVENUE

                Cost of software and related services revenue consists of costs of royalty fees for third–party intellectual property used in the software that we sell and personnel costs incurred in the customization of software products and the support of those products.  Cost of software and related services revenue was $2.2 million for the three months ended September 30, 2002 and $2.9 million for the three months ended September 30, 2001.  Cost of software and related services revenue was $6.6 million for the nine months ended September 30, 2002 and $9.5 million for the nine months ended September 30, 2001.  The decrease between periods relates primarily to the decrease in software revenue between periods as discussed above.  The reduction in software margins relates primarily to a change in product mix from high margin software products, such as ScoutWare, to lower margin software, such as PacketCluster.

(g)                                 DEVICE SALES

                Revenue from device sales increased to $6.1 million for the three months ended September 30, 2002 from $4.9 million for the three months ended September 30, 2001.  The increase in device sales for the three months ended September 30, 2002 is primarily related to an increase in sales for our Mobile messaging products as a result of the conversion of our Highway Master customers to the Mobile messaging product line.  The increase is partially offset by the phase-out of lower margin hardware products and decreased device revenue from some of our government contracts in 2002 as these projects have moved from the hardware deployment phase in 2001 to the later stages of completion in 2002.  Revenue from device sales decreased to $15.2 million for the nine months ended September 30, 2002 from $19.0 million for the nine months ended September 30, 2001.  The decrease in device sales between periods primarily relates to the reduction in the selling price of handheld devices and decreased device revenue from some of our government contracts in 2002 as these projects have moved from the hardware deployment phase in 2001 to the later stages of completion in 2002, partially offset by the increase in device sales of the Mobile messaging product line mentioned above.

(h)                                 COST OF DEVICE SALES

Cost of device sales consists of the cost of the hardware from the hardware manufacturer or wholesaler. Cost of devices decreased to $5.7 million for the three months ended September 30, 2002 from $17.6 million for the three months ended September 30, 2001.  Cost of devices decreased to $13.6 million for the nine months ended September 30, 2002 from $33.7 million for the nine months ended September 30, 2001.  Approximately $14.3 million of the cost of device sales for 2001 relates to an obsolescence and excess inventory charge.

(i)            RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of cash compensation and related costs for engineers engaged in research and development activities and, to a lesser extent, costs of materials relating to these activities. We expense research and development costs as we incur them. Research and development expenses decreased to $5.7 million for the three months ended September 30, 2002, from $16.2 million for the three months ended September 30, 2001. Research and development expenses decreased to $21.3 million for the nine months ended September 30, 2002, from $52.0 million for the nine months ended September 30, 2001.  The decrease from 2002 to 2001 was primarily due to our reduction in work force between periods and from significantly reduced spending on contractors and facilities.  For more information on our restructuring efforts refer to the section entitled “Estimation of Restructuring Accruals” above. We expect research and development expense to decrease modestly in the short term as we continue to work toward profitability.

(j)                                     GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of cash compensation and related costs for general corporate personnel, along with rent, network operations costs, and general support costs. General and administrative expenses decreased to $14.0 million for the three months ended September 30, 2002, from $22.0 million for the three months ended September 30, 2001. General and administrative expenses decreased to $47.0 million for the nine months ended September 30, 2002, from $71.4 million for the nine months ended September 30, 2001.  The decrease in 2002 was primarily due to reductions in personnel and the reduced spending on professional fees, including outside legal counsel and accounting firms. For more information on our restructuring efforts refer to the section entitled “Estimation of Restructuring Accruals” above. We expect general and administrative expense to decrease modestly in the short term as we continue to work toward profitability.

(k)                                  SELLING AND MARKETING EXPENSES

Selling and marketing expenses consist primarily of advertising and promotions, sales and marketing personnel, travel and entertainment, certain customer fulfillment and customer care costs.  Selling and marketing expenses decreased to $6.2 million for the three months ended September 30, 2002, from $14.8 million for the three months ended September 30, 2001. Selling and marketing expenses decreased to $25.3 million for the nine months ended September 30, 2002, from $55.5 million for the nine months ended September 30, 2001.  The decrease in selling and marketing expenses in 2002 was due primarily to reductions in personnel, bad debt expense, and advertising.  For more information on our restructuring efforts refer to the section entitled “Estimation of Restructuring Accruals” above.  We expect selling and marketing expense to decrease modestly in the short term as we continue to work toward profitability.  The release from our advertising commitment with AOL will help us realize these decreases.

(l)                                     DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses consist primarily of the amortization of intangible assets obtained in connection with our acquisitions. Depreciation and amortization expenses also include depreciation expenses arising from equipment purchased for our data centers and other property and equipment purchases. Depreciation and amortization decreased to $10.2 million for the three months ended September 30, 2002, from $32.1 million for the three months ended September 30, 2001.  Depreciation and amortization decreased to $32.3 million for the nine months ended September 30, 2002, from $153.3 million for the nine months ended September 30, 2001.  The decrease was primarily a result of the impairment charges recorded during 2001, which significantly reduced the carrying value of the goodwill and other intangibles, and from the adoption of SFAS No. 142 on January 1, 2002, requiring us to cease amortizing approximately $171.0 million of goodwill and assembled workforce.  Given the impairment charges taken during the quarter, we expect depreciation and amortization expense to decrease.

(m)                               OPTION AND WARRANT EXPENSE

Option and warrant expense consists of expenses recorded to account for the difference on the date of grant between the fair market value and the exercise price of stock options issued to employees, restricted stock granted to employees and the fair value of equity–based awards to non–employees. Given our restricted stock plan on which we recognize expense as stock vests, we expect to continue to have substantial option and warrant expense. Option and warrant expense decreased to $1.3 million for the three months ended September 30, 2002, from $3.5 million for the three months ended September 30, 2001. Option and warrant expense decreased to $5.7 million for the nine months ended September 30, 2002, from $12.5 million for the nine months ended September 30, 2001.  The decrease for 2002 was primarily due to the canceling of the options of persons whose positions were eliminated as part of our restructuring efforts.

(n)                                 IMPAIRMENT OF INTANGIBLES AND OTHER ASSETS

Impairment of intangibles and other assets consists of the amount of goodwill, and other intangibles and tangible assets, written down in accordance with SFAS No. 142 and SFAS No. 144 (and in the case of prior years, SFAS No. 121).  Impairment charges for the three and nine months ended September 30, 2002 were $62.5 million and $64.9 million, respectively, of which $49.5 million and $51.9 million, respectively, relates to intangible assets obtained in connection with acquisitions, with the remainder relating to long-lived assets, including software, computer equipment, other tangible assets.  We, with the assistance of third party appraisers, determined the fair value of these assets based on a combination of quoted market prices and a cost approach methodology.  For more information please see MD&A (3) (i) and (ii) New Accounting Pronouncements.  For the three and nine months ended September 30, 2001 we recorded impairment of intangibles and other assets of $129.2 million and $1.1 billion.  These charges related to goodwill and intangible assets obtained in connection with acquisitions.

(o)           RESTRUCTURING CHARGE

During each of the last three quarters of 2001, we had restructuring charges. We implemented an expense reduction plan as part of our integration strategy focused on improving operational efficiencies and the implementation of other measures intended to reduce planned expenses. These efforts have resulted in the consolidation of excess facilities and a reduction in our workforce. The charge related mainly to a workforce reduction of over 480 positions and the closing or consolidation of twelve facilities. Employee separation benefits under the restructuring plan include severance, medical, and other benefits. Facility closure costs included expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs. During the first three quarters of 2002, we continued our expense reduction plan focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses. These efforts have resulted in the further consolidation of excess facilities and elimination of positions. As a result of this restructuring plan, we recorded charges to earnings of $8.4 million during the three months ended September 30, 2002 and $24.0 million during the nine months ended September 30, 2002 (including adjustments of approximately $1.3 and $5.3 million for the three and nine months ended September 30, 2002, respectively). The charges related mainly to a workforce reduction of over 277 positions and the closing or consolidation of three facilities. Employee separation benefits of approximately $600,000 for the three months ended September 30, 2002 and $4.3 million for the nine months ended September 30, 2002 include severance, medical, and other benefits. Facility closure and other costs of $7.9 million for the three months ended September 30, 2002 and $19.7 million for the nine months ended September 30, 2002 include expected losses on subleases, brokerage commissions, asset impairment charges, and other costs.  As of September 30, 2002, the accrued liability balance related to the restructuring was $22.7 million.

(p)                                 INTEREST INCOME

Interest income consists primarily of interest income from cash equivalents and short–term investments. Interest income decreased to $3.4 million for the three months ended September 30, 2002 from $5.6 million for the three months ended September 30, 2001.  Interest income decreased to $9.0 million for the nine months ended September 30, 2002 from $24.6 million for the nine months ended September 30, 2001.  The decrease in 2002 was primarily the result of a decreasing cash balance over the year combined with decreased interest rates. We expect interest income to continue to decline as our cash balance declines.

(q)                                 INTEREST EXPENSE

Interest expense consists primarily of debt service on our outstanding convertible subordinated notes payable. Interest expense decreased to $3.4 million for the three months ended September 30, 2002 from $4.6 million for the three months ended September 30, 2001. Interest expense decreased to $12.3 million for the nine months ended September 30, 2002 from $13.9 million for the nine months ended September 30, 2001.  The decrease for 2002 was primarily due to a decrease in interest expense as the result of the buy–back of debt in 2002. During 2002, we bought back $83.2 million face value of our notes payable, most of which was purchased at the end of the second quarter, and as such we expect reduced interest expense going forward.

(r)                                    EQUITY IN LOSSES OF INVESTMENTS

Equity in losses of investments consists of our proportionate share of the net losses of investees, which are recorded under the equity method of accounting.  Equity in losses of investments decreased to approximately $1.1 million for the three months ended September 30, 2002 from $16.8 million for the three months ended September 30, 2001. Equity in losses of investments decreased to $4.7 million for the nine months ended September 30, 2002 from $48.3 million for the nine months ended September 30, 2001.  The decrease between periods was partially due to smaller losses being posted by these investees and partially to having completely written off some of these investees prior to this quarter. Given the reduced book value of these investments, we expect that our equity in losses of investments will decrease in future periods.

(s)                                  INVESTMENT LOSSES, INCLUDING IMPAIRMENTS, NET

Investment losses including impairments consists of the loss taken on investments where the decline in market value was deemed to be other than temporary. Investment losses also includes amounts related to the decline in the fair value of derivative instruments, offset by realized gains from the sales of investments. For the three months ended September 30, 2002 we recorded a net charge of $3.7 million, which consisted primarily of impairment charges related to our investments. For the three months ended September 30, 2001 we recorded a net charge of $45.7 million, which included $39.7 million in impairment charges related to our investments.  For the nine months ended September 30, 2002 we recorded a net charge of $13.8 million, which included $13.5 million in impairment charges related to our investments while for the nine months ended September 30, 2001 we recorded a net charge of $141.6 million, which included $129.6 million in impairment charges related to our investments.  The remainder of the net charge related to net gains (losses) from changes in the fair value of warrants related to our investments.  Given the reduced book value of these investments, we expect that our investment losses will decrease in future periods.

(t)            MINORITY INTEREST

Minority interest consists wholly of Reuters’ ownership interest in Sila, which is consolidated into our financial statements. Reuters’ portion of Sila’s gain was approximately $154,000 for the three months ended September 30, 2002 compared to a loss of

$47.4 million for the three months ended September 30, 2001. Reuters’ portion of Sila’s loss was approximately $39,000 for the nine months ended September 30, 2002 compared to a loss of $55.5 million for the nine months ended September 30, 2001.  Sila’s decreased losses in 2002 were due to our integration strategy focusing on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses.

(u)                                 EXTRAORDINARY ITEM

                The extraordinary item primarily consists of the gain realized from the early extinguishment of convertible subordinated notes payable. We recorded an extraordinary gain of $3.0 million for the three months ended September 30, 2002 relating to the early extinguishment of $8.2 million of debt. We recorded an extraordinary gain of $31.3 million for the nine months ended September 30, 2002 relating to the early extinguishment of $83.2 million of debt.  There was no extraordinary item for the three months ended September 30, 2001.  For the nine months ended September 30, 2001 we recorded an extraordinary gain of $7.7 million on the early extinguishment of $20.0 million of debt.

(v)                                 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

The cumulative effect of change in accounting principle for the three and nine months ended September 30, 2002 consists of a goodwill impairment charge relating to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”.  During the third quarter we completed the two-step impairment test required by SFAS No. 142 which resulted in an impairment charge of $129.3 million to goodwill, which had been obtained in connection with acquisitions made during 2000.  There was no cumulative effect of change in accounting principle for the three months ended September 30, 2001.  The cumulative effect of change in accounting principle for the nine months ended September 30, 2001 was $6.6 million, relating to the adoption of SFAS No.133, “Accounting for Derivatives and Hedging Activities”.  The $6.6 million represented the fair value of warrants we hold in two of our investees, which met the criteria for a derivative under SFAS No. 133.

(w)                               OTHER INCOME (EXPENSE)

                Other income (expense) was approximately ($47,000) and $2.3 million for the three and nine months ended September 30, 2002, respectively.  For the three and nine months ended September 30, 2002 other income consists of an escrow settlement of $2.6 million related to our purchase of RTS Wireless in November of 2000, offset by other expenses related to the settlement.  This settlement was recorded as other income due to the previous write-off of assets acquired in the RTS wireless acquisition.  There was no other income for the three and nine months ended September 30, 2001.

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

	Vertical Markets	European Operations	Corporate and Other	Total

THREE MONTHS ENDED SEPTEMBER 30, 2002
Revenue	29,886	1,825	—	31,711
Gross Profit (loss)	11,915	1,513	—	13,428
Total Assets	115,526	2,685	422,103	540,314
THREE MONTHS ENDED SEPTEMBER 30, 2001
Revenue	20,709	3,008	1,231	24,948
Gross Profit (loss)	8,436	1,713	(12,772)	(2,623)
Total Assets	319,024	35,415	704,994	1,059,433
NINE MONTHS ENDED SEPTEMBER 30, 2002
Revenue	81,588	5,622	(209)	87,001
Gross Profit (loss)	33,332	3,532	(214)	36,650
NINE MONTHS ENDED SEPTEMBER 30, 2001
Revenue	74,222	10,227	3,243	87,692
Gross Profit (loss)	32,570	4,214	(15,096)	21,688

The type of revenue we earn in each of our segments varies from segment to segment.

Vertical Markets.  We operate in a variety of vertical markets. Our vertical markets segment can have subscriber revenue, engineering services revenue, device sales and software and related services revenue depending on the needs of the customer. Revenue in the vertical markets segment increased to $29.9 million for the three months ended September 30, 2002 from $20.7 million for the three months ended September 30, 2001. Gross profit in that segment increased to $11.9 million for the three months ended September 30, 2002 from $8.4 million for the three months ended September 30, 2001. Revenue in the vertical markets segment increased to $81.6 million for the nine months ended September 30, 2002 from $74.2 million for the nine months ended September 30, 2001. Gross profit in that segment increased to $33.3 million for the nine months ended September 30, 2002 from $32.6 million for the nine months ended September 30, 2001.  The increase in this segment was primarily due to an increase of $14.8 million in revenue and $7.5 million in gross profit related to our Highway Master mobile messaging products obtained in connection with our acquisition of certain assets from @Track. The increase was partially offset by a decrease in revenue of $12.0 million and gross profit of $9.1 million from sales of our software products.

European Operations.  Our European operations segment consists of Sila and generates revenue from subscriber and engineering services. Sila saw a reduction in revenues and gross profit from 2001 to 2002 due to the streamlining of our operations in Europe and the overall pullback in the financial services sector, upon which Sila’s products are primarily focused.

Corporate & Other.  Revenue in the Corporate & Other relates solely to sales adjustments pursuant to our inventory reduction plan, which provided for bulk sales of inventory at prices below our cost. Negative gross profit in this segment was a result both of the cost associated with the aforementioned revenue and inventory obsolescence and excess inventory write downs of $14.3 million for the nine months ended September 30, 2001.

MD&A (6)  LIQUIDITY AND CAPITAL RESOURCES

Since 1999, we have financed our operations primarily through private and public placements of our equity and debt securities. Through September 30, 2002, we have raised aggregate net proceeds of approximately $1.5 billion, net of underwriters discounts, including the issuance of $310.5 million of 6% convertible subordinated notes. As of September 30, 2002, we had approximately $374.8 million in cash and short-term investments (including restricted cash of $5.3 million) and working capital of approximately $382.4 million.

Net cash used in operating activities was $87.6 million and $156.6 million for the nine months ended September 30, 2002 and 2001, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

Net cash used in investing activities was $335.6 million and $112.3 million for the nine months ended September 30, 2002 and 2001 respectively. For the nine months ended September 30, 2002, we used $4.6 million for the purchase of property and equipment, $3.5 million for acquisition-related costs, and $330.9 million for the net purchases of short-term investment instruments (primarily United States Government sponsored securities).  For the nine months ended September 30, 2001, we used $35.0 million for the purchase of property and equipment, $37.0 million for investments in companies and $42.1 million for payments on 2000 acquisitions.

Net cash used in financing activities was $63.3 million for the nine months ended September 30, 2002. Net cash used in financing activities was $5.9 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, we used $63.9 million to repurchase convertible subordinated notes and pay off notes payable related to the @Track acquisition.  For the nine months ended September 30, 2001, cash used in financing activities related primarily to the repurchase of convertible subordinated notes payable.

While not a measure under generally accepted accounting principles, EBITDA is a standard measure of financial performance in our industry. The following is a reconciliation of our net loss to our definition of EBITDA.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
(amounts in thousands except for share data)	2002	2001
Net loss as reported	$(301,301)	$(1,547,320)
Add back:
Cumulative effect of change in accounting principle	129,306	(6,564)
Extraordinary item	(31,315)	(7,684)
Other income and expense	19,562	123,636
Income tax benefit	—	(10,003)
Restructuring charge	24,025	34,089
Impairments of intangibles and other assets	64,873	1,090,781
Option and warrant expense	5,709	12,450
Depreciation and amortization	32,285	153,312

EBITDA	$(56,856)	$(157,303)

EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under generally accepted accounting principles. Our definition of EBITDA may differ from that of other companies. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations. EBITDA losses for the nine months ended September 30, 2002 was $56.9 million compared with losses of $157.3 million for the nine months ended September 30, 2001. The decreases in EBITDA loss over these periods were due to decreases in operating expenses as a result of our spending reductions. We expect EBITDA to continue to improve over the next year as throughout the year we continue to reduce our operating expenses and as next year we expect revenues to increase.

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

                For the remainder of fiscal year 2002, we currently have contractual cash commitments, excluding lease commitments and acquisition related commitments of approximately $25.1 million including our RIM inventory purchase commitments. We are in the process of negotiating a reduction of our RIM inventory commitment and although there can be no assurance that these negotiations will be successful, we believe that our actual expenditures in 2002 related to these items will be significantly less than the aforementioned $25.1 million.  On November 12, 2002 our bond tender offer expired, obligating us to spend $28.7 million in cash to repurchase a face value of $38.2 million of our outstanding debt during the fourth quarter. For more information on the tender offer, see Note 3 to the financial statements, entitled Debt Retirement.  In addition to the specific expenditures identified above, we expect to continue to invest cash on other capital expenditures, including acquisitions and other strategic opportunities.

As previously disclosed in our Form 10-K filed on April 1, 2002 and Form 10-Q filed on August 14, 2002, we entered into a series of agreements (the “Agreements”) with America Online, Inc. (“AOL”) in November of last year.  On November 4, 2002, the Company, AOL and AOL Time Warner Inc. (“AOLTW” and, collectively with AOL, the “AOL Parties”) entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) pursuant to which the Company and the AOL Parties have agreed to terminate all of the Agreements with the exception of a Stock Purchase Agreement. The Stock Purchase Agreement (filed by the Company on April 1, 2002 as Exhibit 10.25 to Form 10-K) will remain in effect to govern the 737,790 shares of our stock purchased by AOL on December 3, 2001 but was modified by the Settlement Agreement so as not to require future investment in the Company by AOL. In connection with the termination of the other Agreements, the Settlement Agreement also provides for the release to us of approximately $5.3 million that we had previously deposited in an escrow account under the terms of the Agreements. Upon receipt of the $5.3 million by us, the parties have agreed that no other amounts are due or owing to any party. This $5.3 million is currently being shown as restricted cash on our consolidated balance sheet.  Pursuant to this settlement we took a charge of approximately $6.5 million to write off certain AOL related intangible assets. The purchase commitments that the Company has been released from pursuant to the Settlement Agreement have not been included as part of our future cash requirements as discussed in the Liquidity and Capital Resources section of this report.

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

(1)           INTEREST RATE SENSITIVITY

We are exposed to interest rate risk related to our cash and cash equivalents and short-term investments.  Our investment policy calls for investment in short-term low risk instruments. At September 30, 2002, we had $40.9 million (including restricted cash) invested in money market, commercial paper and certificates of deposit.  At September 30, 2002, we had $333.9 million in United States Government Agency-sponsored securities, all of which have maturities less than two years.  These securities are classified as short term based on management’s intentions.  We believe that a 10% increase or decline in interest rates would not be material to our investment income or cash flows.

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

ITEM 4. CONTROLS & PROCEDURES

Quarterly evaluation of the company’s Disclosure Controls and Internal Controls.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in bringing to their attention on a timely basis, material information relating to the Company required to be included in the Company’s periodic filings.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

The CEO and CFO note that, during the quarter there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.  Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Aether is among the defendants named in nine purported class action lawsuits. These actions were filed on behalf of persons and entities who acquired the Company’s common stock after its initial public offering in October 21, 1999. The suits seek damages on account of alleged violations of securities laws. Among other things, the complaints claim that prospectuses, dated October 21, 1999 and September 27, 2000 and issued by the Company in connection with the public offerings of common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws because the prospectuses allegedly failed to disclose that the offerings’ underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers which were designed to maintain, distort and/or inflate the market price of Aether’s common stock in the aftermarket. The actions seek unspecified monetary damages and rescission. The Company believes the claims are without merit and are vigorously contesting these actions.

The Company is also a party to other legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, the Company believes that liabilities arising from these matters will not have a material adverse effect on the consolidated results of its operations or financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

On October 15, 2002, the Company issued a press release with respect to its offer to purchase for cash, at prices determined by a “Modified Dutch Auction” procedure within the purchase price range of $700 to $750 per $1,000 principal amount, the Company’s 6% Convertible Subordinated Notes due 2005 (the “Notes”) up to a maximum aggregate principal amount of $100 million, or approximately 48% of the outstanding principal amount of the Notes.  This offer to purchase expired on November 12, 2002 and preliminary results indicate that we will re-purchase approximately $38.2 million face value of debt for cash of approximately $28.7 million.  We will promptly file with the SEC a Schedule TO outlining the results of the offer.

ITEM 6. EXHIBITS AND REPORTS

a.       Exhibit 11.1

b.      A current report on Form 8-K dated June 12, 2002 was filed on June 17, 2002 and an amemended 8-K/A was filed on June 24, 2002 pursuant to Item 4 (Changes in Registrant's Certifying Accountant) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

c.      A current report on Form 8-K was dated and filed on October 15, 2002 pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

d.      A current report on Form 8-K dated November 4, 2002 was filed on November 6, 2002 pursuant to Item 5 (Other Events).

e.       A current report on Form 8-K dated November 6, 2002 was filed on November 7, 2002 pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

f.       Exhibit 99.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 14, 2002
Aether Systems, Inc.
/s/ David C. Reymann

David C. Reymann
Chief Financial Officer
By:	(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, David S. Oros, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Aether Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ David S. Oros
David S. Oros
Chief Executive Officer

I, David C. Reymann, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Aether Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ David C. Reymann
David C. Reymann
Chief Financial Officer