Form 10-K
period 2002-12-31
AETHER SYSTEMS INC
filed 2003-03-31
CIK 1093434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of voting stock held by nonaffiliates of the registrant was $124,482,714 as of June 28, 2002 ($2.95 per share).

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 5, 2003 was $139,102,681.

As of March 5, 2003, 42,280,450 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2003 Annual Meeting of the registrant, which will be filed with the Commission within 120 days after the close of the fiscal year, is incorporated by reference into Part III.

AETHER SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE WORDS ANTICIPATE, BELIEVE, ESTIMATE, INTEND, MAY, WILL, AND EXPECT AND SIMILAR EXPRESSIONS AS THEY RELATE TO AETHER SYSTEMS, INC. (AETHER) OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY’S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND BUSINESS. AETHER UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

PART I

ITEM 1. BUSINESS

OVERVIEW

Aether Systems, Inc. provides wireless and mobile workforce automation solutions that are designed to make people more productive and their organizations more profitable.  Our products and services are built on Aether Fusion (TM), our technology platform that allows for secure, reliable extension of critical information to virtually any wireless or mobile environment

We provide the technology and services necessary for businesses and government agencies to extend existing and future applications and data from the desktop to almost any wireless or mobile device.  Aether delivers these capabilities through its technology foundation, Aether Fusion (TM), which provides enterprise class security, scalability (the ability to grow more effectively as customer needs grow), device and network independence, and ease of use.  The Aether Fusion(TM) technology platform also is designed to enable flexible mobile and wireless solutions that will grow and adapt as the enterprise itself grows and changes.  Our market strategy is to develop, deploy and manage mobile and wireless solutions built on industry standard technology and backed by expertise in wireless hosting, software and services.

Aether was originally formed as Aeros, L.L.C. in January 1996.  We changed our name to Aether Technologies International, L.L.C. effective August 1996 and to Aether Systems L.L.C. effective September 1999.  Immediately prior to the completion of our initial public offering of common stock on October 21, 1999, we converted our organizational structure from a limited liability company to a Delaware corporation and changed our name to Aether Systems Inc Our Internet address is www.aethersystems.com.  Since November 15, 2002, we have made available free of charge, on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  We are providing the address of our internet site solely for the information of investors.  We do not intend the internet address to be an active link, and the contents of the website is not a part of this report.

THE AETHER SOLUTION

Since its inception in 1996, Aether has recognized that wireless and mobile data applications are not just the extension of systems and applications used in environments where infrastructure is physically connected.  The continuing adoption of wireless and mobile data is driven by applications built to work in a mobile environment from the start.  Most applications require access to information from many back-end systems.  Aether’s expertise and focus has always been on the optimization of accessing and exchanging data in a mobile environment.

As an early entrant in the emerging wireless data solutions market, Aether has helped drive technology innovation while adapting to market change.  Over the last 18-24 months, growth in spending on wireless initiatives has been slower than anticipated.  As a result, Aether has focused its business strategy on markets that Aether believes have demonstrated near-term growth potential based on return on investment (ROI) from wireless and mobile solutions.  In the markets we have identified, we are focused on building a revenue base and achieving maximum customer satisfaction.

We believe that wireless and mobile data solutions have helped organizations increase productivity and efficiency in transportation, logistics, mobile office, field service, government and Homeland Security.  We believe that companies and agencies engaged in these activities are increasingly seeking to give their workforces mobile and wireless access to corporate applications, company data, and internal e-mail and groupware.  Remote access can be achieved either through continuous real-time communications, or by periodically synchronizing data to a handheld device.

We have seen many corporate IT managers who explore wireless and mobile data solutions quickly become overwhelmed with the complexity of the wireless world and its frequently incompatible and changing protocols for carrier networks, devices and applications, as well as the issues surrounding support for such deployments.  As carrier networks continue to deploy newer technologies, we provide our customers with the ability to migrate and upgrade to them due to the capabilities of our software.

Using the Aether Fusion(TM) technology foundation, we develop, deploy and manage mobile and wireless solutions built on industry standard technology.  Businesses, systems integrators and developers can also use elements of Aether Fusion(TM) on their own to quickly create, deploy and manage wireless solutions across multiple devices and carrier networks.  We complement our technology with services including wireless data engineering and application development, wireless data hosting, product fulfillment and customer support.  These components can be used separately or in various combinations to extend existing and future applications and data to virtually any handheld device over virtually any wireless network.

On January 16, 2003, Aether announced two initiatives with EDS.  Under an alliance agreement with EDS, Aether and EDS agreed to develop and deliver wireless and mobile solutions based on Aether technologies and EDS services.  In addition, under a managed services agreement, EDS will manage on a fee basis, some of Aether’s internal information technology (IT) operations and customer care services.  This relationship will provide additional flexibility for Aether to scale its services component more cost-effectively while allowing Aether access to EDS’s client relationships as a sales channel.

On February 5, 2003, Aether announced a global strategic alliance with Sun Microsystems.  The alliance will expand the companies’ collaborative sales, marketing, and engineering efforts.  The companies will work together to develop joint solutions built on open standards using the Sun Open Net Environment and Aether Fusion (TM).  The companies will also work together to develop and market the joint solutions for field forces in businesses and government agencies that perform functions such as maintenance and service, distribution and delivery, public safety and healthcare.

On March 5, 2003, Aether announced the availability of Aether’s wireless data solutions for public safety on Nextel’s i95cl JavaTM technology-enabled handsets and Nextel’s iM1100.  Focused principally on PocketBlueTM, a handheld application which can run on Nextel’s nationwide digital packet data network, this solution is part of a fully integrated mobile data system, providing wireless criminal database queries, secure messaging and alarm capabilities for all connected authorized mobile users.  The handheld application integrates with Aether PacketClusterTM, which provides officers in vehicles with real-time silent communication through text messaging.

THE AETHER STRATEGY

We believe our capabilities and experience position Aether as a market leader in providing mobile and wireless data solutions to businesses and government agencies.  Our strategy is to extend our leadership position through our engineering expertise, our software products, our hosted services and our partnerships with global technology leaders to move into growth opportunities.

We will continue to focus resources on core areas where we either have developed a leadership position or have recognized a clear market opportunity.  A number of our products have cross-selling opportunities among the markets cited below.  We are seeking to maximize these opportunities as we work with partners like EDS and Sun Microsystems.  We currently focus on the following markets:

Transportation. Our main products in this area are MobileMax™, a vehicle location and messaging solution for long-haul trucks, and a number of asset monitoring products, including GeoLogic™, TrailerMax™ and 20/20v™.  MobileMAX™ allows transportation companies to increase their ROI through the least-cost-routing capability of multi-mode technology (terrestrial and satellite connectivity) to deliver two-way data and dispatch messaging and automatic, instantly communicated information on each vehicle - most typically trucks.  Least cost routing refers to MobileMax’s capability to utilize the less costly terrestrial-based wireless connectivity whenever possible.  Otherwise, MobileMax is connected using satellite connectivity.  The optional enhancements for MobileMax™ include a collection of geopositioning-driven features such as automatic state-line crossing information, arrival/departure notifications, and certain geo-fencing capabilities.  Geo-fencing is the ability to define geographic areas and boundaries upon which exception reporting, which is the ability to alert the appropriate personnel, can be based.  Once a geo-fence is established, users can be automatically notified, as a result of exception reporting, if a vehicle enters or leaves the defined area.  This functionality can be used for territory management, route verification, arrival/departure notification and prohibited locations.  Exception reporting can also be applied to a wide variety of additional events, such as arrivals, departures, deliveries, pick-ups, illegal entries, unauthorized movement, and more.

Aether markets GeoLogic™, TrailerMax™ and 20/20v™, three asset monitoring products for trailers and other mobile assets, that incorporate a variety of geo-fencing and exception reporting features.  GeoLogic™ is a management and satellite-based tracking solution that allows fleet managers to monitor thousands of trailers in the field by utilizing a unique, user-configurable event-driven and exception- based alert reporting system.  It incorporates the use of geo-fences and pre-determined events such as arrivals, departures, entry to the trailer, and disconnection from the truck to help with mission critical and secure load planning.  Its target market is large trucking fleets.

TrailerMax™ is an asset monitoring solution that is targeted towards for-hire truck fleets and private truck fleets.  As compared to GeoLogic, TrailerMax is a lower cost, terrestrial-based solution.

20/20v™ is a nationwide vehicle location and management solution targeting commercial fleets.  The product, which we believe has cross-selling potential, is often used to track private fleets such as those used for field service, sales, and delivery organizations.  Location and status information is delivered in real-time to an Internet-based host, providing anywhere, anytime management of fleets.  Given 20/20v™’s applicability to large enterprises that have delivery and/or service fleets which support their businesses, Aether’s Enterprise Mobility Solutions division will also market and sell Aether 20/20v™ to enterprise fleets operating in North America.

Enterprise Mobility Solutions (EMS).  We are focused on providing integrated wireless data solutions to enterprises with product development emphasis on field service, sales force automation, distribution and delivery management, and mail and messaging access.  One of the primary tasks of EMS is supporting our relationships with EDS and Sun Microsystems.  EDS intends to add wireless and mobile capabilities to its product offerings by adopting Aether’s technologies and expertise.  The Sun Microsystems alliance expands our collaborative sales, marketing, and engineering efforts.  The EMS group will help EDS and Sun Microsystems as they market a wide variety of Aether’s applications.  For example, in addition to marketing 20/20v™, EMS will also market our supply chain management product, e-Mobile Delivery.  e-Mobile Delivery provides delivery confirmation through signature capture and allows for customer on-line order/delivery tracking. It limits paperwork, thus reducing lost documents and inaccurate information.  e-Mobile Delivery also streamlines a customer’s payment cycle, which reduces costs and increases the potential for profits.  e-Mobile Delivery is currently being transitioned to Aether Fusion (TM)™, and will then benefit from Aether Fusion’s improved capabilities, enterprise class security, greater scalability, device and network independence, and ease of use.  Another product with cross-selling potential is Aether’s mobile office solution, Aether Attaché.  Recently released, Attaché is designed to address the needs of office workers who have a need for mobile access to corporate e-mail and groupware.  Utilizing Aether Fusion (TM)™, Attaché extends collaborative applications, such as email and calendaring, to the mobile user, virtually regardless of device and carrier network.

Mobile Government. We are a service provider in the area of wireless data solutions for public safety.  We believe that our existing user base positions us to help agencies address their standard requirements as well as their expanded Homeland Security needs.  We believe that Aether is well positioned for certain aspects of Homeland Security in that we have products for both law enforcement and asset tracking.  The combination of the two could allow us, for example, to integrate the exception reporting capabilities of our asset tracking products with law enforcement notifications.  Our public safety solutions are integrated into 47 different state databases as well as local and federal databases to deliver real-time information in seconds without having to involve dispatch or other resources.  Our products in this area are the PacketCluster family of products, the handheld version of PacketCluster Patrol called PocketBlue, the FireRMS family of products for fire and rescue companies, and the handheld application for this community, PocketRescue.

PRODUCTS AND SERVICES

Currently we provide our products and services directly.  Through our alliance with EDS, EDS will begin to assume responsibility for the delivery of some of our products and services during 2003.  Specifically, as EDS sells our products, they will assist us, to varying degrees, with integration services.  Additionally, EDS will assume our hosted services and deployment support components for our EMS group.  We believe this arrangement will help us grow more cost-effectively.

Our products and services include:

• Software applications targeted to specific vertical market sectors  (transportation, mobile government, and mobile workforce enablement applications) and for general wireless data management and infrastructure;

• Integration services to businesses and government agencies seeking to develop and incorporate wireless data systems;

• Hosted services, including wireless integration and connectivity, and Internet and messaging services, and

• Deployment support that includes product fulfillment and customer service.

Applications and Software

We have built on our experience in developing tailored applications for specific customers to develop an increasing number of products that are replicable and scalable for a range of customers.  Rapid application development on Aether Fusion(TM) has become an area of emphasis for us.  We currently market over twenty applications and software products.  Approximately 65 percent of our engineers are devoted to this activity.  The application types are as follows:

Automatic Vehicle Location (AVL)

• Aether 20/20V™

• Aether TrailerMax™

Delivery Management

• Aether e-Mobile Delivery™

Device and Software Management

• Aether FusionIT™

E-Mail and Mobile Office

• Aether Attaché™

• Blackberry™ by Aether™

Field Service

• Aether 20/20V™

• Tailored Solutions

Fleet Management

• Aether 20/20V™

• Aether GeoLogic™

• Aether MobileMax™ and related sub-products

• Aether Platinum Service™

• Aether TrailerMax™

Logistics

• Aether e-Mobile Delivery™

Market Data

• Aether Energy Pager

• Aether FX Alert

• Aether MarketClip and MarketClip Plus

• Aether Scrappy Pager

Mobile Communications

• Aether MobileMax™ and related sub-products

Public Safety and Homeland Security

• Aether FireRMS™ and FireRMS Web

• Aether PocketBlue™

• Aether PocketFD™

• Aether PacketCluster® Patrol™

• Aether PacketCluster® Rescue™

• Aether PacketWriter®

• Aether StopTracker™* (trademark of PSComm)

Sales Force Automation

• Tailored Solutions

Supply Chain Management

• Aether e-Mobile Delivery™

Wireless and Mobile Platform

• Aether Fusion™

Integration Services

Integration Services includes consulting and engineering, and integration into the backend infrastructure of businesses and government agencies for wireless data solutions.  We provide engineering services to complement our software products and some of our hosted services and on a stand-alone basis.  We also may accept engineering assignments that might allow us to embrace technological advances or expand into new industry sectors or services.  Our engineering staff includes wireless systems engineers, software engineers who specialize in developing applications for handheld devices, and engineers who specialize in systems integration and testing.  Approximately 15 percent of our engineers are devoted to integration.

Hosted Services

We provide secure, state-of-the-art hosting facilities for businesses and government agencies that wish to outsource the operation and management of their wireless deployments.  Our hosted services offerings include wireless integration into our Data Center described below for application hosting and/or wireless connectivity, and Internet and messaging services that augment vertical market applications.

Corporate managers require rigorous security standards when entrusting their data to third parties.  Our Data Center has numerous redundant elements and serves as a high-security physical link between data feeds from our customers’ and others’ data systems and wireless carrier networks.  We scramble digital messages as they move along wireless networks using the latest encryption technologies.  Our Data Center and the services we offer through it relieve corporations from the burden of constructing similar facilities.  We believe our network operations center described below is capable of meeting the security standards for services we developed or are developing for our customers.

We built a Network Operations Center (NOC), the monitoring center for operations, and a Data Center, the facility which holds the computing elements, that we believe are unique to the industry in that they were built specifically for robust wireless deployments.

Pursuant to our January 2003 agreement with EDS, EDS plans to install a network to deliver wireless solutions connecting us with suppliers and clients using an EDS facility as the management hub.  As a result of this agreement, we will be transferring responsibility for monitoring our network operations to EDS.  We are currently analyzing plans relating to our current Network Operations Center.

Deployment Services

Our deployment services are currently headquartered in Owings Mills, Maryland and include product fulfillment and customer support, which help alleviate the complexities associated with implementing and supporting a solution. In today’s environment in which IT departments have limited resources yet are tasked to do more dispersed work, we offer these services.

Product fulfillment and provisioning facilitate the delivery of devices to the customer/employee base.  During the development process, device(s) are chosen based on the application’s use, and these devices are delivered with the application(s) already on them.  For our customers, we have the ability to load and configure tailored software on mobile devices, activate wireless modems and perform quality assurance checks.  We then pack, ship and track the product until the user receives it.  For end users who already own a device, we can provide the modem and software application only.  We handle all repair and warranty issues for devices we provide to our customers.

Additionally, we offer post-deployment customer support and customer billing.  Our customer care specialists can provide support on virtually any issue that might arise from application troubleshooting to wireless network and device issues.  We can also handle customer billing for our customers’ user fees, device and modem purchases, and other charges.  Our billing system can support increases in our customers’ end user base.  We alleviate the complexities that would otherwise be placed upon a customer’s IT department.

Pursuant to our January 2003 agreement, EDS will assume responsibility for the call center and fulfillment operations for Aether’s EMS group.

SALES AND MARKETING

As of March 2002, we have approximately 50 salespeople, sales engineers for technical support during the sales cycle and marketing professionals.  Our sales and marketing staff specialize in market sectors, but also sell across the entire product and service line.  Our direct sales team covers all regions of the U.S., plus Europe from offices in the United Kingdom.  In addition to having a vertical market focus, our salespeople focus on Fortune 1000 companies that can benefit from field force automation applications including field service, sales force automation, and mobile collaboration tools such as cross-device messaging and personal information management.  Our business development personnel and senior executives also assist in developing potential strategic relationships, such as the ones with EDS and Sun Microsystems, for selling and promoting our products and services.

EUROPEAN OPERATIONS THROUGH SILA

We address the needs of business customers abroad through our European division, Sila Communications, Ltd (Sila).  In the fourth quarter of 2002, we acquired the remaining portion of Sila.  Sila currently targets major corporations throughout Europe that seek to extend their applications to handheld devices, as well as wireless carriers seeking to outsource wireless data services.  Sila, headquartered in London, provides wireless system hosting and end user support primarily to financial services customers via various wireless networks from the European countries of the United Kingdom, Sweden and Spain and the region of Benelux.

STRATEGIC RELATIONSHIPS

We believe that partnerships are critical to our success and vital to our growth.  The partnerships we have created include joint development relationships in which we work together with firms to develop products and/or next generation technologies to address specific vertical market opportunities.  We also work with various suppliers at the platform and application level in Original Equipment Manufacturer (OEM) relationships to embed technologies from suppliers in Aether FusionTM.  Finally, we have distribution partnerships where we can gain the marketing capacity of other firms with greater market presence in markets than we have today.

A significant focus of ours during 2002 was to secure relationships such as the ones we now have with EDS and Sun Microsystems.  Aether and EDS have formed an alliance to deliver wireless and mobile solutions based on Aether technologies and EDS services.  In addition, EDS will manage Aether’s internal IT operations and customer care services.  This relationship with EDS will provide additional flexibility for Aether to scale its services component of our offerings more cost effectively as we work to leverage EDS’ customer relationships.  Aether and Sun Microsystems formed a global strategic alliance to expand collaborative sales, marketing, and engineering efforts.  The companies will work together on joint solutions built on open standards using the SunTM  Open Net Environment (Sun ONE) and Aether’s FusionTM for scalability and availability.  Aether and Sun Microsystems will market the joint solutions for field forces in businesses and government agencies that perform functions such as maintenance and service, distribution and delivery, public safety and healthcare.  We believe the combination of these companies’ products and services offer opportunities that were not previously present to us.

Wireless Network Carriers

As a relatively large purchaser of wireless data network capacity for many of the carriers, we are able to negotiate favorable rates.  Typically, we have one-year contracts to buy data network capacity either for an agreed amount of kilobytes at a flat fee or on a cents-per-kilobyte basis.

We have contracts with wireless carriers including Verizon Wireless, AT&T Wireless, Cingular Wireless and Motient.  As a result, we can give our customers a wide variety of wireless carrier choices.

COMPETITION

The market for our solutions is competitive.  We believe we offer the broadest range of applications and services to businesses and government agencies necessary to enable the development, offering and ongoing support of wireless data communication systems for their employees and customers.  The widespread adoption of industry standards may make it easier for new market entrants to offer some or all of the services we offer and may make it easier for existing competitors to introduce some or all of the applications and services they do not currently provide, or improve the quality of their services.  We expect that we will compete primarily on the basis of the functionality, breadth, quality and price of our services.  Our current and potential competitors include:

• wireless systems integrators and database vendors, including IBM, EDS, and Oracle.

• mobile and/or wireless software companies, including Brience, Inc., Comverse Technology, Inc., Extended Systems, Inc., Everypath, Inc., Openwave Systems, and Puma Technology, Inc.

• wireless data services providers, such as 724 Solutions Inc. and GoAmerica, Inc.

• wireless network carriers, such as, AT&T Wireless, Cingular Wireless, Nextel Communications, Inc., Sprint PCS Group, and Verizon Wireless.

Some of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. In the category of wireless network carriers, some of these companies may also sell us airtime for our solutions.  Additionally, some of these companies have greater name recognition and more established relationships with our target customers.  Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can.

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

The following trademarks are registered with the United States Patent and Trademark Office.  ScoutSync, Cerulean, Cerulean Design, PacketCluster, PacketCluster Patrol, PacketWriter, MobileMax2, Advantage, ScoutBuilder, Aether & Design, ScoutWeb, ScoutIT, Pro2000, e-Mobile, and Airbroker.  The following trademarks have been published or allowed by the United States Patent and Trademark Office: Aether, Aether Systems, Aether Design, Unwired By Aether, Aether Attache, MobileFusion, PocketInvestigator, AIM Aether Intelligent Messaging, The Power Behind Mobile Workers, AerLead, Aether Fusion, PocketBlue, PocketEMS, PocketInspector, and PocketRescue.  There can be no assurances that our applications will be granted or that holders of other trademarks will not claim that the published or allowed trademarks, or other Aether pending trademark applications, infringe their trademarks.

We have received notices of allowance for four of our applications while the remaining patent applications are pending.  There is no assurance that the patent applications will result in patents being issued by the United States Patent and Trademark Office or other foreign patent offices, nor is there any guarantee that any issued patent will be valid and enforceable.  Other companies may independently develop or otherwise acquire similar technology or gain access to our proprietary technology.  Despite our precautions, there can be no assurance that we will be able to adequately protect our technology from competitors in the future.  The enforcement of patent rights often requires the institution of litigation against infringers.  This litigation is often costly and time consuming.

We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others, even though we take steps to assure that neither our employees nor our contractors knowingly incorporates unlicensed copyrights or trade secrets into our products.  It is possible that third parties may claim that our products and services may infringe upon their trademark, patent, copyright, or trade secret rights.  Any such claims, regardless of their merit, could be time consuming, expensive, cause delays in introducing new or improved products or services, require us to enter into royalty or licensing agreements or require us to stop using the challenged intellectual property.  Successful infringement claims against us may materially disrupt the conduct of our business or affect profitability. There are currently no legal proceedings or claims for infringement of intellectual property rights pending against us.

GOVERNMENT REGULATION

We are subject generally to government regulations that apply to publicly traded Delaware corporations of similar size that are headquartered in Maryland.  Through sales and license agreements with federal, state and local entities, we are sometimes subject to regulations concerning the acquisition of goods and services by such entities.

The wireless network carriers we contract with to provide airtime and some of our hardware suppliers may be subject to regulation by the Federal Communications Commission. Changes in FCC regulations could affect the availability of wireless service these carriers are willing or able to sell to us.  We could also be adversely affected by developments in regulations that govern or may in the future govern the Internet, data privacy, the allocation of radio frequencies or the placement of cellular towers.  Regulations of the SEC governing online trading could reduce the level of online trading or the demand for wireless financial information.  Also, changes in these regulations could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of costs of litigation or increased service delivery cost or could in some other manner have a material adverse effect on our business, financial condition or results of operations.

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

EMPLOYEES

As of December 31, 2002, we and our wholly-owned subsidiaries had a total of approximately 542 employees and of these employees over 180 were engineers.  None of our employees is covered by a collective bargaining agreement.  We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

Our principal offices are located in Owings Mills, Maryland in an 86,000 square foot facility under a lease expiring in January 2005 with no renewal option. We also lease an aggregate of approximately 303,000 square feet for our offices in Larkspur, California; San Rafael, California; Boca Raton, Florida; Bethesda, Maryland; New York, New York (which is being sublet); McLean, Virginia; Richmond, Virginia; Vienna, Virginia; Tempe, Arizona; Marlborough, Massachusetts; Zillah, Washington; Richardson, Texas; Joplin, Missouri; London, England; and Monterey, Mexico. We share space among our segments and for corporate and other purposes. Sila has offices in different European locations. We are currently holding approximately 224,000 square feet of space for sublease, which we plan to exit or have exited in connection with our restructuring plans. We believe that our retained facilities are adequate for the purposes for which they are presently used and that replacement facilities are available at comparable cost, should the need arise.

ITEM 3. LEGAL PROCEEDINGS

Aether is among the hundreds of defendants named in nine class action lawsuits seeking damages on account of alleged violations of securities law.  The case is being heard in the United States District Court for the Southern District of New York.  The court has consolidated the actions by all of the named defendants that actually issued the securities in question.  Now there are approximately 310 consolidated cases before Judge Scheindlin, including the Aether Systems action, under the caption In Re Initial Public Offerings Litigation, Master File 21 MC 92 (SAS).

These actions were filed on behalf of persons and entities that acquired our common stock after our initial public offering in October 20, 1999.  Among other things, the complaints claim that prospectuses, dated October 20, 1999 and September 27, 2000 and issued by Aether in connection with the public offerings of common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws because the prospectuses allegedly failed to disclose that the offerings’ underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers which were designed to maintain, distort and/or inflate the market price of the Company’s common stock in the aftermarket.  The actions seek unspecified monetary damages and rescission.  Aether believes the claims are without merit and is vigorously contesting these actions.

Initial motions to dismiss the case were filed and the court held oral argument on the motions to dismiss on November 1, 2002.  On February 19, 2003, the court issued an Opinion and Order on defendants’ motions to dismiss, which granted the motions in part and denied the motions in part.  As to Aether Systems, the motion to dismiss the claims against it was denied in its entirety.  Discovery is now commencing.  Because the litigation is at a very early stage, the Company is unable to assess the likelihood of an unfavorable outcome and can make no determination as to the amount or range of potential loss, if any.

Aether is also a party to other legal proceedings in the normal course of business.  Based on evaluation of these matters and discussions with counsel, the Company believes that liabilities arising from these matters will not have a material adverse effect on the consolidated results of its operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to Aether’s stockholders for consideration during the fiscal quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

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

QUARTER ENDED	2002		2001
	HIGH	LOW	HIGH	LOW
March 31	$11.09	$4.10	$60.25	$12.19
June 30	$4.77	$2.50	$18.95	$7.39
September 30	$4.15	$2.52	$11.50	$5.60
December 31	$4.18	$2.25	$9.74	$5.25

(2) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

The number of record holders of the Company’s common stock as of December 31, 2002 was 638.  The Company believes that in excess of 25,000 beneficial owners hold such shares of common stock in depository or nominee form.

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

ITEM 6. SELECTED FINANCIAL DATA

The table that follows presents portions of our consolidated financial statements and is not a complete presentation in accordance with accounting principles generally accepted in the United States of America.  You should read the following selected consolidated financial data together with our consolidated financial statements and related notes and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.  The consolidated statement of operations data for the years ended December 31, 2000, 2001 and 2002 and the consolidated balance sheet data as of December 31, 2001 and 2002 are derived from our audited consolidated financial statements, which are included as exhibits to this report on Form 10-K.  The consolidated statement of operations data for the year ended December 31, 1998 and 1999 and the consolidated balance sheet data as of December 31, 1998, 1999 and 2000 are derived from audited financial statements that do not appear in this annual report on Form 10-K.  The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.  The pro forma net loss per share information for the historical periods presented gives effect to our conversion from a limited liability company to a corporation immediately prior to our initial public offering.

	YEAR ENDED DECEMBER 31,
	1998	1999	2000	2001	2002
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
Subscriber revenue	$549	$3,617	$24,802	$44,031	$69,582
Engineering services revenue	963	2,594	9,444	7,860	3,192
Software and related services revenue	—	—	17,278	36,982	24,412
Device sales	—	115	6,630	24,007	19,345
Total revenue	1,512	6,326	58,154	112,880	116,531
Cost of subscriber revenue	797	2,005	11,254	27,167	40,115
Cost of engineering services revenue	304	1,366	5,693	3,644	1,533
Cost of software and related services revenue	—	—	5,724	11,625	8,086
Cost of device sales	—	105	7,345	38,318	17,486
Total cost of revenue	1,101	3,476	30,016	80,754	67,220
Gross profit	411	2,850	28,138	32,126	49,311
Operating expenses:
Research and development(1)	1,267	2,614	30,189	63,937	26,306
General and administrative(1)	2,773	5,891	52,937	90,893	59,666
Selling and marketing (1)	840	2,095	54,151	66,757	28,767
In process research and development	—	—	7,860	—	—
Depreciation and amortization	265	1,089	238,074	180,724	39,255
Option and warrant expense	33	19,198	14,345	14,408	6,542
Impairment of intangibles	—	—	—	1,121,001	69,534
Restructuring charge	—	—	—	45,006	37,744
Total operating expenses	5,178	30,887	397,556	1,582,726	267,814
Operating loss	(4,767)	(28,037)	(369,418)	(1,550,600)	(218,503)
Interest income (expense), net	74	(229)	42,351	8,659	(3,984)
Equity in losses of investments	—	(2,425)	(47,886)	(57,523)	(4,744)
Investment loss, including impairments, net	—	—	—	(143,382)	(14,412)
Minority interest	—	—	10,692	63,809	(45)
Other income — escrow settlement	—	—	—	—	2,272
Loss before income taxes, extraordinary item and cumulative effect of change in accounting principle	$(4,693)	$(30,691)	$(364,261)	$(1,679,037)	$(239,416)
Income tax benefit	—	—	1,561	10,694	535
Loss before extraordinary item and cumulative effect of change in accounting principle	(4,693)	(30,691)	(362,700)	(1,668,343)	(238,881)
Extraordinary item (early extinguishment Of debt)	—	—	—	7,684	42,765
Loss before cumulative effect of change in accounting principle	(4,693)	(30,691)	(362,700)	(1,660,659)	(196,116)
Cumulative effect of change in accounting principle relating to adoption of SFAS No. 133 in 2001 and SFAS No. 142 in 2002	—	—	—	6,564	(129,306)
Net loss	$(4,693)	$(30,691)	$(362,700)	$(1,654,095)	$(325,422)
Net loss per share - basic and diluted before extraordinary item and cumulative effect of change in accounting principle			$(9.99)	$(40.96)	$(5.67)
Extraordinary item			—	0.19	1.01
Cumulative effect of change in accounting principle relating to adoption of SFAS No. 133 in 2001 and SFAS No. 142 in 2002			—	0.16	(3.07)
Net loss per share-basic and diluted			$(9.99)	$(40.61)	$(7.73)
Weighted average shares used in computing net loss per share — basic and diluted			36,310	40,732	42,117
Pro forma net loss per share — basic and diluted	$(0.29)	$(1.45)
Pro forma weighted average shares used in computing net loss per share — basic and diluted	15,916	21,207

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents (including restricted cash)	$1,755	$78,542	$872,747	$527,430	$68,593
Short term investments	6,191	2,092	2,648	2,490	255,825
Working capital	7,519	83,128	819,624	503,873	335,159
Total assets	8,765	102,534	2,677,375	949,420	473,409
Total debt	—	—	334,942	306,138	154,946
Members’ capital	8,030	—	—	—	—
Stockholders’ equity	—	98,342	2,167,698	542,527	227,400

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

MD&A (1) OVERVIEW

We provide the services, software and support necessary for businesses and government agencies to extend existing and future applications from the desktop to almost all currently available personal digital assistant (PDA) operating systems and their respective wireless devices.  Through the Aether Fusion™ approach, we develop, deploy and manage wireless solutions built on industry standard technology and backed by our expertise in wireless hosting, software and services.

We are focused on several growth areas including enterprise services, mobile government, and transportation.

During 2002, we expanded our products, services, and customer base in the transportation and logistics market through the acquisition of certain assets and licenses from @Track Communications, Inc. (“@Track”). @Track is a leading provider of wireless-based vehicle fleet management and intelligent mobile-asset-tracking solutions.

MD&A (2) FACTORS AFFECTING COMPARABILITY

Our results of operations in 2000, 2001 and 2002 have been affected by acquisitions, investments and impairment charges.  The factors identified below have had a significant impact on our operations and should be considered in comparing our results of operations in 2002 to those in 2001 and in comparing our results of operations in 2001 to those in 2000.

(a) ACQUISITIONS

We have acquired companies to expand our product offerings and geographic markets and to acquire additional engineering resources to develop products.  Through December 31, 2001, we acquired 10 businesses (or parts of businesses) for an aggregate consideration of $365.8 million in cash and equity valued at the time of acquisition of $1.284 billion, consisting of 6,259,445 shares of our common stock and 1,093,785 replacement options. In 2002, we expanded our products, services, and customer base in the transportation and logistics market through the acquisition of certain assets and licenses from @Track. @Track is a leading provider of wireless-based vehicle fleet management and intelligent mobile-asset-tracking solutions.  The purchase consideration (excluding approximately $800,000 of purchase related expenses) was $15.0 million consisting of $3.0 million in cash and a $12.0 million note payable.  The note was interest bearing at 5.75% and was paid in equal monthly cash installments from May 2002 through July 2002.

During the fourth quarter of 2002, we purchased from Reuters, their 40% interest in Sila, a European joint venture we formed with Reuters in 2000.  The results of Sila’s operation were consolidated with ours in 2002, 2001 and 2000.  As a result of this acquisition, all minority interests have been eliminated and all of our subsidiaries are now wholly-owned.

Our acquisitions have increased our operating revenues and expenses from the date of acquisition. In the discussion of results below, we quantify the effects of acquisitions on our revenues and expenses.  Generally, acquisitions also increased our depreciation and amortization expense as we amortize the value of acquisition intangibles.  However during each of 2001 and 2002, we wrote down the value of the intangible assets related to acquisitions significantly and as such, our amortization expense in 2001 and 2002 respectively, decreased from the prior year.  See the section entitled “Impairment Charges” below for a more detailed discussion of this write down.  Also affecting amortization expense in 2002, was our adoption of SFAS No.142 on January 1, 2002 which required that we cease amortizing goodwill thus reducing our amortization expense in 2002.  Finally, acquisitions affect non-cash compensation when we issue options to employees at the time of an acquisition.   See Note 4m in our consolidated financial statements for further discussion on the impact of the adoption of SFAS No. 142.

(b) INVESTMENTS

We have made investments through Aether Capital, L.L.C., our wholly-owned subsidiary, to promote the development of new technologies that are compatible with the services we offer or that we may wish to integrate into our services.  Since August of 1999, we have invested approximately $196.8 million in 24 companies.  We account for investments in which we exercise significant influence or have an ownership interest greater than 20 percent under the equity method of accounting and record our proportionate share of the investee’s net income or loss.

We currently have investments in several publicly-traded companies in which we do not exercise significant influence or have an ownership interest greater than 20 percent.  We account for these investments at fair value based on quoted market prices.  Net unrealized gains and losses on these available-for-sale securities are excluded from income and recorded as a separate component of stockholders’ equity unless the decline is deemed to be other than temporary.  Subsequent to our investment, the market values of these investments have decreased significantly.  In some cases, we have determined the decline in market value of our investments in publicly-traded companies to be other than temporary, and as such have recorded realized losses on these investments, which are included in net loss.  See “Impairment Charges” below for a more detailed discussion of these charges.

We also currently have investments in several private companies in which we do not exercise significant control.  We account for these investments at cost unless circumstances indicate the carrying amount of the investment may not be recoverable, at which time the carrying value of the investment is adjusted to fair value.  Subsequent to our investment, we have written down the carrying value of our investments to fair value, which is approximately $2.2 million as of December 31, 2002.  See “Impairment Charges” below for a more detailed discussion of these charges.

(c) IMPAIRMENT CHARGES

(i) Acquisitions

SFAS No. 121 impairments.  Through December 31, 2001, we recorded approximately $1.718 billion in goodwill and other intangibles related to our acquisitions.  During 2000 and 2001, we performed on-going analysis of the recoverability of our goodwill and other intangibles and the value of our investments in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of. Based on quantitative and qualitative measures, we assessed the need to record impairment losses on long-lived assets used in operations when impairment indicators were present.

Based on a variety of indicators, we determined during 2001 that the goodwill and other intangibles from our acquisitions may have become impaired. In accordance with SFAS No. 121, we performed undiscounted cash flow analyses of our acquisitions to determine whether any impairments existed. When the undiscounted cash flows were less than the carrying value of the related assets, we determined a range of fair values using a combination of valuation methodologies including i.) discounted cash flow analysis, which is based upon converting expected future cash flows to present value, and ii.) changes in market value since the date of acquisition relative to other companies and indices.

As a result of our review, we determined that the carrying value of goodwill and certain other intangible assets related to our acquisitions were not fully recoverable.  Accordingly, during 2001, we recorded impairment charges of approximately $1.121 billion, which represents the difference between the carrying value and fair value of the goodwill and other intangible assets.  Of the $1.121 billion, $775 million related to the Riverbed acquisition.

Goodwill.  We adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required us to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption.  To accomplish this, we were required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002.  We were required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002.  To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, we would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired.  The second step was required for all three reporting units.  In this step, we compared the implied fair value of each reporting units goodwill with the carrying amount of the reporting units goodwill, both of which were measured as of the date of adoption.  The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations."  The residual fair value after this allocation was the implied fair value of the reporting unit goodwill.  As a result of this evaluation, we recorded an impairment charge of $129.3 million, which was recorded as cumulative effect of change in accounting principle in the accompanying consolidated statements of operations.  Of this charge, $94.9 million, $32.0 million and $2.4 million was in our Enterprise Mobility Solutions, Mobile Government and Transportation segments, respectively.

SFAS No. 142 also requires that we repeat the two-step impairment analysis each year, beginning with a recurring annual measurement date chosen by us in 2002.  We chose September 30, 2002 to be 2002’s measurement date, and will continue to perform annual impairment reviews.  The September 30, 2002 review resulted in an additional impairment charge of $26.8 million, which was recorded as impairment of intangibles and other assets in the accompanying consolidated statements of operations.  Of this charge, $3.1 million and $23.7 million was in our Mobile Government and Transportation segments, respectively.

In both cases above, we, with the assistance of a third party appraiser, arrived at the implied fair value of goodwill using a discounted cash flow methodology.  Due to the continuing macro-economic slow-down and reduced spending on information technology (IT) in 2002 we do not expect dramatic increases in cash flows in the near term which in turn resulted in discounted cash flows that did not support the value of the goodwill that had been in our consolidated balance sheet.

Intangibles and Other Long-Lived Assets.  SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.  We adopted SFAS No. 144 on January 1, 2002.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

During 2002, we assessed the fair value of certain of our long-lived assets, including software, computer equipment, other tangible assets and identifiable intangible assets obtained in connection with acquisitions.  This assessment resulted in an impairment charge of $42.7 million in 2002, which is recorded in impairment of intangibles and other assets in our consolidated statements of operations.  Of this charge, $13.6 million, $125,000 and $9.3 million was in our Enterprise Mobility Solutions, Mobile Government and Transportation segments, respectively.  The remaining impairment charge related to European operations and corporate and other assets.  We, with the assistance of third party appraisers, determined the fair value of these assets based on a combination of quoted market prices and a cost approach methodology.  A portion of the assets referred to above have been reclassified out of property, plant and equipment and are now being classified as assets held-for-sale in the accompanying consolidated balance sheet.

(ii) Investments

Through December 31, 2001, we made investments in other businesses totaling approximately $196.8 million.  We adjust the carrying value of our available-for-sale investments and equity method investments in public companies to market and record the change in market value to other comprehensive income.  In accordance with SAB 59, “Accounting for Noncurrent Marketable Equity Securities”, we assess the decline in market value in certain of our public company investments as other than temporary after reviewing the following factors: length of time and extent to which the market value of the investment has been below cost, the financial position and the near-term prospects of the issuer, and our intent and ability to retain our investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value.

With respect to investments in private companies including those we account for using the equity method, we perform on-going reviews based on quantitative and qualitative measures.  In evaluating our private company investments, we determined a range of fair values based on a combination of valuation methods where applicable.  We determine fair value from the range of possible values, after considering the strength of the investee’s financial position, future prospects and risk profile of the invested company.

During 2001, we recorded a net charge of $143.4 million, which included $136.7 million in impairment charges related to our investments.  The remainder of the net charge related to net gains (losses) from the sales of investments, and changes in the fair value of warrants.  During 2002, we recorded a net charge of $14.4 million, which included $14.1 million in impairment charges related to our investments.  The remainder of the charge related to net gains (losses) from the sales of investments, and changes in the fair value of warrants.

MD&A (3) CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are as follows:

• Revenue recognition;

• Estimating the valuation allowance for sales returns and doubtful accounts;

• Estimating the realizable value of our inventory;

• Valuation of long-lived intangible assets and goodwill;

• Valuation of investments; and

• Restructuring accruals

(a) REVENUE RECOGNITION

We derive our revenue from four sources: (i) subscriber revenue (ii) engineering services (iii) software and related services, and (iv) device sales.  As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.  If we made different judgments or utilized different estimates, the amount and timing of our revenue might have differed materially from that reported.

i.) Subscriber revenue

We derive subscriber revenue from the provision of real-time access to business information integrated into existing wireless communication platforms, and from the provision of comprehensive business solutions designed to meet the mobile management needs of truckload, less-than-load and private carriers.  For all sales, we obtain signed binding contracts with our subscribers.  Contracts with our wireless data subscribers are generally for a one-year period and include a termination penalty if cancelled by the subscriber before the one-year period expires.  These contracts are generally renewable at the option of the subscriber for additional one-year periods or otherwise continue on a monthly basis until cancelled by the subscriber.

Contracts with our transportation and logistics subscribers are generally for a three to five year period and include a termination penalty if cancelled by the subscriber before the term of the contract expires.

Subscriber revenue is recognized monthly as the service is provided.  Activation fees are deferred and recognized ratably over the expected life of the customer relationship.

ii.) Engineering services revenue

Engineering services revenue is derived from the provision of wireless integration consulting under time-and-materials and fixed-fee contracts.  Revenue on time-and-materials contracts is recognized as time is spent at hourly rates, which are negotiated with the customer.  Revenue on fixed-fee contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs.  Anticipated contract losses are recognized as soon as they become known and estimable.  Considerable judgment may be required in determining estimates to complete a project including the scope of work to be completed and reliance on the customer or other vendors to fulfill some tasks.  If we made different judgments or utilized different estimates of the total amount of work we expect to be required to complete the project, the timing of our revenue recognition from period to period, and our margins on the project in the reporting period, may have differed materially from that reported.

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

Revenue from licensing software that requires significant customization and modification is recognized using the percentage of completion method, based on the hours incurred in relation to the total estimated hours.  If we made different judgments or utilized different estimates of the total amount of work we expect to be required to customize or modify the software, the timing of our revenue recognition from period to period, and our margins on the project in the reporting period, may have differed materially from that reported.  Service revenues consist principally of maintenance and technical support, which consists of unspecified when-and-if available product updates and customer telephone support services and are recognized ratably over the term of the service period.  If we allocated more or less value to these when-and-if deliverables, the timing of our revenue recognition may have differed materially from that reported.  Other service revenues are recognized as the related services are provided. In situations where we host the software and the customer has the option to take possession of the software at any time during the hosting period without significant penalty and we believe it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to us to host the software, the software element is accounted for as a seperate element, in accordance with SOP 97-2.  Otherwise, such amounts are recognized ratably over the hosting period. If our assessment of  this feasibility were different, the timing of our revenue recognition may have differed materially from that reported.

iv.) Device revenue

We derive device revenue on the sale of wireless devices used to provide our services.  Generally, revenue for device sales is recognized upon delivery.  In cases where, in our judgment, (1) the service is essential to the functionality of the device and (2) only our ongoing service is available for the device, we recognize the device revenue as the ongoing service is provided over the shorter of the life of the equipment or the estimated term of the customer relationship.  If management were to judge differently about 1 or 2 above or on the expected term of the customer relationship, the timing of our revenue recognition may have differed materially from that reported.

v.) Revenue from multiple element arrangements

For arrangements with multiple elements, we allocate revenue to each component of the arrangement using the residual value method.  This means that we defer revenue from the total fees associated with the arrangement equivalent to the fair value of the element(s) of the arrangement that has (have) not yet been delivered.  The fair value of any undelivered elements are established by using historical evidence specific to Aether.  For instance, the fair values for maintenance and technical support is based on separate sales of renewals to other customers or upon the renewal rates quoted in the contracts and the fair value of services, such as training, is based on separate sales by us of these services to other customers.  If we allocated the respective fair values of the elements differently, the timing of our revenue recognition may have differed materially from that reported.

vi.) Revenue from related parties

Revenue from products and services sold to companies that we have also made strategic investments in (related parties) is allocated between the investment and revenue recognized based on the relative fair value of the products and services sold and the investment received.  We have determined the fair value of the investments based on the fact that all of our investments were made in participation with other unrelated financial investors at the same price per share as the other investors.  Our investment policy generally limits our investments to companies that have completed at least two rounds of financing and generally requires that an unrelated investor lead the round of financing that we participate in.  We have estimated the fair value of products and services sold based on comparable sales transactions to other unrelated companies.  Sales to related parties were $10.5 million, $11.4 million, and $1.6 million for the years ended December 31, 2000, 2001, and 2002, respectively.  If we estimated fair values of the products and services differently, the amount of revenue recognized may have differed materially from that reported.  Please refer to the section below entitled “other related party information” for more information on related parties.

(b) ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Specifically, we must make estimates of potential product returns and the valuation of our accounts receivable.  We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns.  We recorded provisions for sales returns of $4.4 million and $517,000 during the year ended December 31, 2001 and 2002, respectively.  We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  As a result, we recorded bad debt expense of $9.8 million and $3.6 million during the year s ended December 31, 2001 and 2002, respectively. As of December 31, 2002, our net accounts receivable balance was $22.5 million, net of allowance for sales returns and doubtful accounts of $7.7, million.  If we had used different estimates and assumptions related to the amount of sales returns we would receive, and about the collectibility of our accounts receivable, our provisions for sales returns and allowance for doubtful accounts may have differed materially from that reported.

(c) VALUATION OF INVENTORY

Inventory, net of allowance for obsolete and slow-moving inventory, consists of finished goods such as handheld computers, pagers, wireless modems, and accessories and is stated at the lower of cost or market.  Cost is determined using a standard costing method, which approximates the first-in, first-out method.  Our inventory is subject to rapid technological changes that could have an adverse impact on its realization in future periods.  In addition, there are a limited number of suppliers of our inventory.  During 2001 and 2002, we recorded impairment charges of approximately $14.4 million and $263,000, respectively, to reduce the carrying value of our inventory due to obsolescence and excess inventory.  We estimated the reduction in inventory value based on our consideration of the following: (1) quantities and composition of inventory held; (2) sales prices of competing vendors; (3) projected unit sales and unit pricing over subsequent twelve month period; and (4) evaluation of remaining inventory purchase commitments.  If our projections were different, our margins on device sales may have differed materially from that reported. If our estimates of projected units sales and unit pricing are less than actual results, we may be required to record additional impairment charges in the future.

(d) VALUATION OF LONG-LIVED ASSETS INCLUDING INTANGIBLE ASSETS AND GOODWILL

During 2001, we recorded significant impairment charges on our goodwill and other intangible assets associated with our acquisitions.  These charges and our accounting policies are described in detail under “Impairment Charges” above.  In 2002, we recorded significant impairment charges on our goodwill and other intangible assets associated with our acquisitions pursuant to our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (including our annual impairment test in accordance with SFAS No. 142) and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”   See “Impairment Charges” above for further discussion.

(e) VALUATION OF INVESTMENTS

During 2001 and 2002, we recorded significant impairment charges on our strategic investments.  These charges and our accounting policies are described under “Impairment Charges” above.

(f) ESTIMATION OF RESTRUCTURING ACCRUALS

During 2001, we implemented an expense reduction plan as part of our integration strategy focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses.  These efforts have resulted in the consolidation of excess facilities and a reduction in our work force.  The charge related mainly to a workforce reduction of over 480 positions and the closing or consolidation of twelve facilities. During 2002, we continued our expense reduction plan focused on improving operational efficiencies and the implementation of other measures intended to reduce planned expenses.  These efforts have resulted in further consolidation of excess facilities and eliminations of positions.  The charge related mainly to a work force reduction of over 353 positions and the closing or consolidation of four facilities.  Employee separation benefits under the restructuring plans include severance, medical, and other benefits.  Facility closure costs and other costs included expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.  As of December 31, 2002, the accrued liability related to the restructuring was $32.5 million.

Calculation of the restructuring accrual related to expected losses on subleases requires us to make estimates concerning: (1) the expected length of time to sublease the facility; (2) the expected rental rates on subleases; and (3) estimated brokerage expenses associated with executing the sublease.  We used the assistance of independent real estate brokerage firms in the making these estimates, and our estimates may be impacted by future economic trends.  The expected losses on subleases have not been discounted. If the actual results differ from our estimates, we may be required to adjust our restructuring accrual related to expected losses on subleases, including recording additional losses.

MD&A (4) RECENT ACCOUNTING PRONOUNCEMENTS

(i) SFAS No. 145

In April 2002, the FASB issued SFAS No. 145, “ Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds FASB No. 4 and 64 in relation to reporting gains and losses from extinguishment of debt.  SFAS No. 145 amends SFAS No. 4 and 64 and requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Opinion 30.  Applying the provisions of Opinion 30 will differentiate between normal recurring operations of a company and transactions that are unusual or infrequent in matter.  SFAS No. 145 also amends Statement No. 13, to the effect that sale-leaseback accounting for certain lease modifications should be accounted for in the same manner as sale-leaseback transactions.  In connection with the adoption of this Statement, we will be required to classify as operating income gains from the extinguishment of debt of $7.7 million and $42.8 million for the years ended December 31, 2001 and 2002, respectively.  Such amounts are currently recorded as extraordinary items.

(ii) SFAS No. 146

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value.  SFAS No. 146 in turn eliminates the definition and requirements of ETIF Issue 94-3.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 may have an effect on the timing of future restructuring charges taken, if and when they occur.

(iii) SFAS No. 148

In December 2002, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.  The Statement is effective for 2002.  SFAS No. 148 requires new disclosures about the effect of stock-based employee compensation on reported results.  The Statement requires that effects be disclosed more prominently by specifying the form, content and location of those disclosures.  The Statement permits several ways of transitioning to the Fair Value method of accounting for stock-based compensation, however the Statement does not require that Companies discontinue the intrinsic value method of accounting for stock-based compensation.  We will continue to use the intrinsic value method of accounting for stock-based compensation and have adopted the disclosure requirements of Statement in this annual report filed on Form 10-K.  See footnote 4 in our consolidated financial statements.

(iv) Financial Interpretation No. 45

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Interpretation No. 45 discusses the necessary disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued.  It also requires the guarantor to recognize as a liability, at fair value, at the inception of the guarantee, the obligation incurred in issuing the guarantee.  The disclosure requirements are effective for 2002.  The reporting requirements are effective on a prospective basis for guarantees issued after December 31, 2002.  Please see section entitled “Liquidity and Capital Resources” below for a description of these guarantees.

(v) EITF 00-21

In November, 2002 the Emerging Issues Task Force issued its final consensus on Revenue Arrangements with Multiple Deliverables.  This guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or alternatively, entities may elect to report the change in accounting as a cumulative-effect adjustment.  EITF 00-21 discusses criteria necessary to determine when an arrangement may be viewed to have separate units of accounting (and thus revenue) and when an arrangement should be viewed as a single unit of accounting.  We are currently performing an analysis of how this might affect revenue recognition for arrangements we routinely enter into that have multiple deliverables.

(vi) Financial Interpretation No. 46

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. "This interpretation addresses the consolidation by business enterprises of variable interest entities as defined the Interpretation.  The interpretation applies immediately to variable interests in variable interest entites created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  The Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003.  The application of this Interpretation is not expected to have a material effect on our financial statements.  The Interpretation requires certain disclosures in financial statements  issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

MD&A (5) COMPARISON OF RESULTS FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(a) SUBSCRIBER REVENUE

Subscriber revenue consists of the amortization over the life of the expected customer relationship of nonrefundable activation fees, monthly per-subscriber service fees, monthly per subscriber exchange fees for access to financial information from the securities exchanges and markets, and monthly fees for providing access to our network operations center.  Subscriber revenue increased to $69.6 million for the year ended December 31, 2002 from $44.0 million for the year ended December 31, 2001 and from $ 24.8 million for the year ended December 31, 2000.  Subscribers increased to 108,519 at December 31, 2002 from 62,403 at December 31, 2001 and from 47,273 at December 31, 2000.  Approximately $20.2 million of the increase in revenue and 22,306 of the increase in subscribers in 2002 was due to increased subscribers for the Highway Master product line obtained in connection with an acquisition made in the first quarter of 2002.  The remaining increase was primarily due to the increase in subscribers for our Blackberry by Aether products, partially offset by a decline in subscriber revenue from our domestic and European market data products.  Approximately $9.6 million of the increase in 2001 over 2000 was due to sales to existing and new MobileMax customers and, approximately $9.6 million of the increase in subscriber revenue resulted from the increased number of subscribers that signed on to our existing and new product and service offerings such as wireless messaging and financial services products.  The MobileMax product line was obtained in connection with an acquisition made in the fourth quarter of 2000.

(b) COST OF SUBSCRIBER REVENUE

Cost of subscriber revenue consists primarily of airtime costs, financial data costs, and securities exchange and market fees.  Our airtime costs are determined by agreements we have with several wireless carriers.  Typically, we have one-year contracts to buy data network capacity either for an agreed amount of kilobytes at a flat fee or on a cents-per-kilobyte basis.  Cost of subscriber revenue excludes depreciation on, and operating costs of, our network operations center and certain costs of customer fulfillment and customer care.  Cost of subscriber revenue increased to $40.1 million for the year ended December 31, 2002, from $27.2 million for the year ended December 31, 2001, and from $11.3 million for the year ended December 31, 2000.  The increase for 2002 was primarily due to the increase in subscriber revenue over 2001 as discussed above.  Approximately $10.4 million of the increase in 2002 was due to increased subscribers for the Highway Master product line obtained in connection with an acquisition made in the first quarter of 2002.  We generally expect the cost of subscriber revenue to increase proportionately with any increase in subscriber revenue.  The increase for 2001 from 2000 relates primarily to the increase in subscriber revenue between periods as discussed above.  During 2001, the cost of subscriber revenue increased relative to volume of sales as a result of several factors.  These factors included the increased cost of airtime in Germany related to Sila and incremental costs associated with providing services to non-paying customers obtained in connection with our acquisition of Motient’s retail transportation business unit. During 2001 we converted some of these non-paying customers into paying subscribers by repairing their non-working equipment.  Due to these conversion and to the cessation of our operations in Germany, our margins improved in 2002.

(c)  ENGINEERING SERVICES REVENUE

Revenue from engineering services consists of amounts billed to our customers for engineering time on an hourly basis or fixed fees on a per project basis.  Engineering services revenue decreased to $3.2 million for the year ended December 31, 2002, from $7.9 million for the year ended December 31, 2001 and from $ 9.4 million for the year ended December 31, 2000.  The decrease for 2002 over 2001 was primarily due to the general decrease in corporate IT (information technology) spending which in turn has reduced spending on the custom solutions that our engineering group provides.  The decrease in 2001 over 2000 was due to the completion of several large engineering projects in early 2001 combined with a general decrease in corporate IT (information technology) spending.

(d) COST OF ENGINEERING SERVICES REVENUE

Cost of engineering services revenue consists of cash compensation and related costs for engineers and other project-related costs.  Cost of engineering services revenue decreased to $1.5 million for the year December 31, 2002, from $3.6 million for the year ended December 31, 2001, and from $5.7 million for the year ended December 31, 2000.  The decrease between periods was primarily due to the decrease in engineering services performed as discussed above, combined with lower relative costs of revenue as we gain engineering efficiencies.

(e) SOFTWARE AND RELATED SERVICES REVENUE

We derive revenue from the licensing of software products such as our PacketCluster, PocketBlue and FireRMS software suites most often used by our federal, state and local government customers.  We also derive revenue from the licensing of other software products including elements of the Aether FusionTM platform, formerly sold as AIM and the ScoutWare software suite, as well as from the e-Mobile software suite.  In the future, we may generate revenue from the licensing of newer versions of our software foundation Aether FusionTM.  Software and related services revenue decreased to $24.4 million for the year ended December 31, 2002 from $37.0 million for the year ended December 31, 2001, which increased from $17.3 million for the year ended December 31, 2000. Approximately $6.2 million of the decrease between 2002 and 2001 was due to the decrease in software sales for the ScoutWare software suite, and approximately $3.0 million of the decrease was due to the decrease in software sales for the PacketCluster software suites.  The decrease in ScoutWare sales was primarily related to the loss of several high volume customers from 2001 to 2002.   Most of the remaining decrease was due to the elimination of the Advantage software suite.  The decreased sales of these products reflects the general decrease in corporate IT spending during 2001 and into 2002.  The increase in 2001 over 2000 was primarily due to sales to existing and new customers of the PacketCluster software suite and the FireRMS software suite, both of which were obtained in conjunction with acquisitions made late in 2000.

(f) COST OF SOFTWARE AND RELATED SERVICES REVENUE

Cost of software and related services revenue consists of costs of licensing, including royalty payments and personnel costs.  Cost of software and related services revenue was $8.1 million for the year ended December 31, 2002, $11.6 million for the year ended December 31, 2001, and $5.7 million for the year ended December 31, 2000, relating to royalty fees for third-party intellectual property used in the software that we sell and personnel costs incurred in the customization of software products and the support of those products.  The decrease for 2002 from 2001 relates primarily to the decrease in software revenue between periods as discussed above.  The increase for 2001 over 2000 relates primarily to the increase in software revenue between periods as discussed above.

(g) DEVICE SALES

We derive device revenue on the sale of wireless devices used to provide our services.  Revenue from device sales decreased to $19.3 million for the year ended December 31, 2002 from $24.0 million for the year ended December 31, 2001 which was an increase from $6.6 million for the year ended December 31, 2000.  The decrease in device sales between 2002 and 2001 relates to decreased device revenue from some of our government contracts as these projects have moved from the hardware deployment phase in 2001 to the latter stages of completion in 2002.  The decrease in device sales also relates to the reduction in the selling price of handheld devices, partially offset by the increase in device sales of the Mobile messaging product line.  The increase in device sales between 2001 and 2000 relates primarily to sales of products to new subscribers between periods and $3.4 million of bulk sales of devices to other vendors.

(h) COST OF DEVICE SALES

Cost of device sales consists of the cost of the hardware from the hardware manufacturer or wholesaler.  Cost of devices decreased to $17.5 million for the year ended December 31, 2002 from $38.3 million for the year ended December 31, 2001, which was an increase from $7.3 million for the year ended December 31, 2000.  Approximately $263,000 and $14.4 million of the cost of device sales for 2002 and 2001, respectively, related to obsolescence and excess inventory charges.  The decrease in cost of device sales in 2002 also relates to the movement of some of the government contracts into different stages of completion as mentioned above in device sales.  The increase in the cost of device sales for 2001 relates primarily to the increase in device sales between periods and the bulk sales of devices to other vendors.  Included in the results for 2001 are bulk sales of hardware at or below cost made primarily to reduce inventory.

(i) RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of cash compensation and related costs for engineers engaged in research and development activities and, to a lesser extent, costs of materials relating to these activities.  We expense research and development costs as we incur them.  Research and development expenses, including in-process research and development related to acquisitions, decreased to $26.3 million for the year ended December 31, 2002, from $63.9 million for the year ended December 31, 2001, which was an increase from $38.0 million for the year ended December 31, 2000.  The decrease in 2002 from 2001 was primarily due to our reduction in work force between periods and from significantly reduced spending on contractors and facilities.  The increase in 2001 from 2000 was due to the hiring of additional engineers and consultants for increased research and development activities associated with the development of our software products, mobile computing platforms, including AetherFusionTM, and wireless data services and a full year of costs associated with engineers obtained in connection with acquisitions made during 2000.  In addition, we incurred charges of $7.9 million for in-process research and development in connection with several of our acquisitions in 2000.  We anticipate that our research and development expenses will continue to decrease in 2003 due to reductions in personnel that have occurred during 2002.  For more information on our restructuring efforts refer to the section entitled “Estimation of Restructuring Accrual” above.

(j) GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of cash compensation and related costs for general corporate and business development personnel, along with rent, network operations costs, and general support costs.  General and administrative expenses decreased to $59.7 million for the year ended December 31, 2002, from $90.9 million for the year ended December 31, 2001 which was an increase  from $52.9 million for the year ended December 31, 2000.  The decrease in 2002 compared to 2001 was primarily due to reductions in personnel and the reduced spending on professional fees.  The increase in 2001 was primarily due to additional personnel and consultants performing general corporate activities, additional facilities and the full year of operations of our acquisitions since 2000.  In 2001, the increased scope of our business required additional personnel and other expenses, such as consulting, travel and facilities, in all areas including: customer service, network operations, project management, legal and accounting.  We will incur general administrative expenses in 2003 related to our outsourcing agreement with EDS, however these expenses will be offset by a reduction in personnel and other cost of providing these same services internally.  As such, we do not anticipate significant changes in our general and administrative expenses in 2003.  For more information on our restructuring efforts refer to the section entitled “Estimation of Restructuring Accrual” above.

(k) SELLING AND MARKETING EXPENSES

Selling and marketing expenses consist primarily of advertising and promotions, sales and marketing personnel, travel and entertainment, certain customer fulfillment and customer care costs.  Selling and marketing expenses decreased to $28.8 million for the year ended December 31, 2002, from $66.8 million for the year ended December 31, 2001 which was an increase from $54.2 million for the year ended December 31, 2000.  The decrease in selling and marketing expenses in 2002 compared to 2001 was due primarily to reductions in personnel, bad debt expense, and advertising.  The increase in selling and marketing expenses in 2001 over 2000 was due primarily to the increased number of sales persons obtained in connection with acquisitions and the related salaries, commissions, and other costs incurred as a result of increased revenue for 2001.  We anticipate that our selling and marketing expenses will continue to decrease in 2003 due to a full year’s benefit of the personnel reductions made in 2002 and continued focus on efficient spending of our selling and marketing dollars.

(l) DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses consist primarily of the amortization of intangible assets obtained in connection with our acquisitions. Depreciation and amortization expenses also include depreciation expenses arising from equipment purchased for our data centers and other property and equipment purchases.  Depreciation and amortization decreased to $39.3 million for the year ended December 31, 2002, from $180.7 million for the year ended December 31, 2001 and from $238.1 million for the year ended December 31, 2000.  The decrease was primarily a result of the impairment charges recorded during 2001 and 2002, which significantly reduced the carrying value of the goodwill and other intangibles, and from the adoption of SFAS No. 142 on January 1, 2002, requiring us to cease amortizing approximately $171.0 million of goodwill and assembled workforce.  For more information on our adoption of SFAS No. 142, please refer to the section entitled “New Accounting Pronouncements” above.  Given the reduction of the net book value of our assets as a result of impairment charges taken during the year, we expect depreciation and amortization expense to decrease in the short term.

(m) OPTION AND WARRANT EXPENSE

Option and warrant expense consists of expenses recorded to account for the difference, on the date of grant, between the fair market value of common stock and the exercise price of stock options issued to employees, the fair value of restricted stock granted to employees and the fair value of equity-based awards to non-employees.  We have in the past issued options and/or warrants at prices below market value in connection with our acquisitions as replacements for existing options in the acquired company.  We account for equity-based employee compensation arrangements in accordance with the provisions of Accounting Principle Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FIN 44, and comply with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of our stock and the exercise price.  All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.  Option and warrant expense decreased to $ 6.5 million for the year ended December 31, 2002, from $14.4 million for the year ended December 31, 2001 which was a increase from $14.3 million for the year ended December 31, 2000.  The decrease in 2002 compared to 2001 was primarily the result of the cancellation of options as we reduced our work force.  The increase for 2001 was primarily due to the fact that in January 2001, we canceled approximately 2.5 million options granted to employees and issued approximately 756,000 shares of restricted stock to a number of employees holding options with exercise prices higher than our then-current market value.  We recognize option and warrant expense as these shares vest.  We expect to record an additional $2.8 million of expense over the vesting period of the restricted stock grants through 2004.  During 2001 and 2002, we recorded expense of $5.9 million and $2.7 million, respectively, related to these restricted shares.  This increase was partially offset by some restricted shares expiring as employees were terminated throughout the year pursuant to our cost containment efforts.  Given our numerous acquisitions since our inception and the issuance of restricted stock under our Acquisition Incentive Plan, we expect to continue to have substantial option and warrant expense.

(n) IMPAIRMENT OF INTANGIBLES AND OTHER ASSETS

Impairment of intangibles and other assets consists of the amount of goodwill, intangibles and other assets written down in the period.  Impairment of intangibles decreased to $69.5 million in 2002 from $1.121 billion in 2001.  See Factors Affecting Comparability above for further discussion of the impairment of intangibles and other assets in 2002 and 2001.  There was no impairment of intangibles for 2000.

(o)  RESTRUCTURING CHARGE

During each of the last three quarters of 2001, we had restructuring charges.  We implemented an expense reduction plan as part of our integration strategy focused on improving operational efficiencies and the implementation of other measures intended to reduce planned expenses.  These efforts have resulted in the consolidation of excess facilities and a reduction in our workforce.  The charge related mainly to a workforce reduction of over 480 positions and the closing or consolidation of twelve facilities.  Employee separation benefits under the restructuring plan included severance, medical, and other benefits.  Facility closure costs included expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.  During 2002, we continued our expense reduction plan focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses.  These efforts have resulted in the further consolidation of excess facilities and elimination of positions.  As a result of this restructuring plan, we recorded charges to earnings of $37.7 million for the year ended December 31, 2002 and $45.0 million for the year ended December 31, 2001.  There was no restructuring charge for 2000.  The charges related mainly to a workforce reduction of over 353 and 480 positions and the closing or consolidation of four and twelve facilities for the years ended December 31, 2002 and 2001, respectively.  Employee separation benefits of approximately $5.6 million for the year ended December 31, 2002 and $10.2 million for the year ended December 31, 2001 include severance, medical, and other benefits.  Facility closure and other costs of $32.1 million for the year ended December 31, 2002 and $34.8 million for the year ended December 31, 2001 include expected losses on subleases, brokerage commissions, asset impairment charges, and other costs.  As of December 31, 2002, the accrued liability balance related to the restructuring was $32.5 million.

(p) INTEREST INCOME

Interest income consists primarily of interest income from cash equivalents and short-term investments.  Interest income decreased to $10.7 million for the year ended December 31, 2002 from $28.0 million for the year ended December 31, 2001 which was a decrease from $57.1 million for the year ended December 31, 2000. The decreases in 2002 and 2001 were primarily the result of decreasing cash balances over the years combined with decreased interest rates.  We expect interest income to continue to decline as our cash balance declines.

(q) INTEREST EXPENSE

Interest expense consists primarily of debt service on our outstanding convertible subordinated notes payable.  Interest expense decreased to $14.7 million for the year ended December 31, 2002 from $19.3 million for the year ended December 31, 2001, which was an increase from $14.7 million for the year ended December 31, 2000. The decrease for 2002 as compared to 2001 was primarily due to a decrease in interest expense as the result of the buy-back of debt in 2002.  During 2002, we bought back $135.6 million face value of our convertible subordinated notes payable, most of which was repurchased at the end of the second and fourth quarters, and as such expect reduced interest expense going forward.  The increase for 2001 was primarily due to a full year of interest on our notes in 2001 and accrued interest on a $5.2 million forward sale arrangement entered into during 2001.

(r) EQUITY IN LOSSES OF INVESTMENTS

Equity in losses of investments consists of our proportionate share of the net losses in our investments over which we exercise significant influence and as such account for under the equity method of accounting.  Equity in losses of investments decreased to $4.7 million for the year ended December 31, 2002 from $57.5 million for the year ended December 31, 2001 which was an increase from $47.9 million for the year ended December 31, 2000.  The decrease in 2002 compared to 2001 relates to continued write-downs of certain of our investments coupled with a reduction of losses within the investees as they intentionally reduce spending or are short on capital to spend.  The increase in 2001 over 2002 relates to a full year of losses associated with investments made at various times during 2000.

(s) INVESTMENT LOSS, INCLUDING IMPAIRMENTS, NET

Investment loss, including impairments consists of the loss taken on investments where the decline in market value was deemed to be other than temporary.  Investment loss also includes amounts related to the decline in the fair value of derivative instruments, offset by realized gains from the sales of investments.  Net investment loss, including impairments decreased to $14.4 million for the year ended December 31, 2002 from $143.4 million in December 31, 2001, which included $14.1 million and $136.7 million, respectively, in impairment charges related to our investments.  The remainder of the net charge related to net gains (losses) from the sales of investments, and changes in the fair value of warrants.  We had no investment losses in 2000.  The decrease in 2002 was due to the fact that the carrying value of our investments had been substantially depleted by the losses taken on our investments in 2001.  The increase in 2001 was mainly due to overall declining market conditions.

(t) MINORITY INTEREST

Minority interest consists wholly of Reuters’ ownership interest in Sila prior to 2002.  During the fourth quarter of 2002, we purchased from Reuters their 40% interest in Sila. Reuters’ portion of Sila’s loss was approximately $(45,000), $63.8 million and $10.7 million for the years ended December 31, 2002, 2001 and 2000 respectively.  Since we now wholly own Sila, we will no longer allocate any portion of Sila’s net income or loss to Reuters through minority interests and all of our subsidiaries are now wholly owned.  Sila’s losses are included in the consolidated income statement for the years ended December 31, 2002, 2001 and 2000.  Sila’s decreased losses in 2002 were due to our integration strategy focusing on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses.  The increased losses in 2001 over 2000 were due to a full year of operations combined with a ramp up of spending as Sila expanded.

(u) OTHER INCOME

Other income was $2.3 million for the year ended December 31, 2002.  There was no other income for the years ended December 31, 2001 and 2000.  Other income in 2002 consisted of an escrow settlement of $2.5 million related to our purchase of RTS Wireless in November of 2000, offset by other expenses related to the settlement.  This settlement was recorded as other income due to the previous write-off of assets acquired in the RTS Wireless acquisition.

(v) INCOME TAX BENEFIT

The income tax benefit of approximately $535,000 for 2002 relates to refunds received from the carryback of federal net operating losses to prior tax years for one of our subsidiaries.  The income tax benefit of $10.7 million and $1.6 million for 2001and 2000, respectively, consists of a foreign deferred tax benefit associated with the impairment of identifiable intangibles by Sila.  We do not expect to record additional tax benefits for the foreseeable future.

(w) EXTRAORDINARY ITEM

The extraordinary item for 2002 consists entirely of the gain realized from the early extinguishment of $135.6 million in convertible subordinated notes payable.  Extraordinary item was $42.8 million for the year ended December 31, 2002 and $7.7 million for the year ended December 31, 2001.  The 2001 extraordinary item related to the early extinguishment of $20.0 million in convertible subordinated notes payable.  There were no extraordinary items in 2000.

(x) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Cumulative effect of change in accounting principle was ($129.3) million for the year ended December 31, 2002 and $6.6 million for the year ended December 31, 2001.  The 2002 charge related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”  The $129.3 million impairment charge represented a decrease in the value of certain intangible assets obtained in connection with acquisitions made in 2000 as discussed in the section entitled “Impairment Charges” above.  The 2001 amount related to the adoption of SFAS No.133, “Accounting for Derivatives and Hedging Activities”.  The $6.6 million represented the fair value of warrants we hold in two of our investees, which met the criteria for a derivative under SFAS No. 133.  There was no cumulative effect of change in accounting principle in 2000.

MD&A (6) SEGMENT RESULTS

Aether’s operating segments include Enterprise Mobility Solutions, Transportation, and Mobile Government.

The Enterprise Mobility Solutions (EMS) Segment is focused on providing integrated wireless data solutions to enterprises with product development emphasis on field service, sales force automation, distribution and delivery management, and mail and messaging access.

In our Transportation Segment our main products are MobileMax™, a vehicle location and messaging solution for long-haul trucks, and a number of asset monitoring products, including GeoLogic™, TrailerMax™ and 20/20v™.  Our MobileMAX™ product has least-cost-routing capability made possible by multi-mode technology (terrestrial and satellite connectivity) to deliver two-way data and dispatch messaging and automatic, instantly communicated information on each vehicle - typically trucks.

In our Mobile Government Segment we are a service provider in the area of wireless  data solutions for public safety.  We have products for both law enforcement and asset tracking.  Our public safety solutions are integrated into 47 different state databases as well as local and federal databases to deliver real-time information in seconds without having to involve dispatch or other resources.  Our products in this area are the PacketCluster family of products, the handheld version of PacketCluster Patrol called PocketBlue, the FireRMS family of products for fire and rescue companies, and the handheld application for this community, PocketRescue.

Corporate and Other consists mainly of corporate assets.  We do not allocate corporate assets to the Segments for internal reporting purposes.

Aether began to report its financial results by segment as of the first quarter of 2000. During 2000, 2001 and 2002, Aether’s reportable segments have changed — and Aether expects them to continue to change – as its operating structure, business and the market in which it operates evolves.  As we did not report based on our current segments for 2001, it is impracticable for us to compare 2002’s results to the results of 2001.

Segment detail is summarized as follows:

YEAR ENDED DECEMBER 31, 2002	Enterprise Mobilility Solutions	Transportation	Mobile Government	Corporate & Other	Total
Revenue	$54,894	$41,147	$20,490	$—	$116,531
Gross Profit (loss)	$18,300	$17,478	$13,533	$—	$49,311
Total Assets	$—	$—	$—	$473,409	$473,409

MD&A (7) OTHER RELATED PARTY INFORMATION

(a) AOL

We entered into a series of agreements (the “Agreements”) with America Online, Inc. (“AOL”) in November of 2001.  On November 4, 2002, the Company, AOL and AOL Time Warner Inc. (“AOLTW” and, collectively with AOL, the “AOL Parties”) entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) pursuant to which Aether and the AOL Parties agreed to terminate all of the Agreements with the exception of a Stock Purchase Agreement. The Stock Purchase Agreement (filed by Aether on April 1, 2002 as Exhibit 10.25 to Form 10-K) will remain in effect to govern the 737,790 shares of our stock purchased by AOL on December 3, 2001 but was modified by the Settlement Agreement so as not to require future investment in Aether by AOL. In connection with the termination of the other Agreements, the Settlement Agreement also provides for the release to us of approximately $5.3 million that we had previously deposited in an escrow account under the terms of the Agreements. Subsequent to signing the Settlement Agreement, $5.3 million was released and is no longer shown as restricted cash on our balance sheet.  The parties have agreed that no other amounts are due or owing to any party.  Pursuant to this settlement, we took a charge of approximately $6.5 million to write off certain AOL related intangible assets.

(b) ADDITIONAL RELATED PARTY INFORMATION

During the years 2000, 2001, and 2002, the Company received services from stockholders and other related entities including Reuters (financial data services), Huber Oros (benefit coordination services) and AOL Time Warner (advertising services).  These companies are considered related parties due to the fact that they are significant stockholders or entities with familial relationships with members of the senior management of the Company or with significant shareholders of the Company. For the year ended December 31, 2002, related party expense was $5.3 million, the majority of which related to advertising services purchased.  For the years ended December 31, 2000 and 2001, related party expenses were $5.7 million and $2.2 million respectively. Please refer to the section above entitled “Critical Accounting Policies” for more information on related party revenue.

MD&A (8) LIQUIDITY AND CAPITAL RESOURCES

Since 1999, we have financed our operations primarily through private and public placements of our equity and debt securities.  Through December 31, 2002, we have raised aggregate net proceeds of approximately $1.5 billion, net of underwriters discounts, including the issuance of $310.5 million of 6% convertible subordinated notes.  As of December 31, 2002, we had approximately $324.4 million in cash and short-term investments and working capital of approximately $335.2 million.

Net cash used in operating activities was $63.8 million, $220.7 million and $90.5 million for the years ended December 31, 2000, 2001 and 2002, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

Net cash used in investing activities was $512.2 million, $120.0 million and $270.7 million for the years ended December 31, 2000, 2001 and 2002, respectively.  For the year ended December 31, 2001, we used $38.5 million for the purchase of property and equipment, $41.5 million for investments in companies and $33.8 million for payments on 2000 acquisitions.  For the year ended December 31, 2002, we used $5.0 million for the purchase of property and equipment, $16.3 million for acquisition-related costs, and $252.7 million for the net purchases of short-term investment instruments (primarily United States Government sponsored securities).

Net cash provided by financing activities was $1.4 billion and $6.5 million for the years ended December 31, 2000 and 2001 respectively and net cash used in financing activities was $92.3 million for the year ended December 31, 2002.  For the year ended December 31, 2001, cash used in financing activities related primarily to the repurchase of convertible subordinated notes payable.  For the year ended December 31, 2002, we used $92.9 million to repurchase convertible subordinated notes.  Even given our recent repurchase of debt, we believe we have sufficient resources to cover our operating expenses and material commitments for at least the next 12 months.

(a) LETTERS OF CREDIT

During the normal course of operations, we have entered into various letter of credit agreements.  As of December 31, 2002, we had outstanding $7.8 million in letters of credit which expire at various times over the next eight years.

(b) GUARANTEES

We have certain guarantees disclosable under FIN 45 as follows:

•                  We have guaranteed the payment to our Landlord on several properties we have sublet.  The maximum guarantee on these properties is $2.7 million.

•                  In our Mobile Government segment, we may have to pay liquidated damages in some cases if our subcontractors do not perform on time.  In addition, we sometimes indemnify certain of our customers against damages, if any, they might incur as a result of a claim brought against them related to third party software imbedded in our products.  We are unable to estimate the maximum exposure of such indemnifications due to the inherent uncertainty and the varying nature of contractual terms.

•                  We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product and other factors.  As of December 31, 2001 and 2002, we have accrued $1.9 million and approximately $788,000, respectively, for estimated product warranty claims.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims as well as current information on repair cost.

The following table provides the changes in our product warranties:

2002
Warranty liability balance at January 1, 2002	$1,943
Liabilities accrued for warranties issued during the period	493
Warranty claims paid during the period	(490)
Changes in liability for warranties during the period, including expirations	(1,158)
Warranty liability balance at December 31, 2002	$788

(c) CONTRACTUAL OBLIGATIONS

The following table describes all of our contractual commitments including our future minimum lease payments.

	Payments due by period
Contractual Obligations	Total		Less than 1 year		1-3 years		3-5 years		More than 5 years

Long-Term Debt Obligations	178,149		9,295	(1)	168,854	(1)	—		—
Capital Lease Obligations	—		—		—		—		—
Operating Lease Obligations	71,393	(2)	12,021		27,738		22,807		8,827
Purchase Obligations	45,900		43,665	(4)	2,235	(4)	—	(4)	—	(4)
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	(3)	—		—		—		—

Total	$295,442		$64,981		$198,827		$22,807		$8,827

(1) Long-term debt obligations includes interest of approximately $23.2 million through March 2005.

(2) Facilities representing $61.3 million of our minimum lease payments have been subleased or are available for sublease.  Although there can be no assurance, we expect actual expenditures related to the above commitments will be less than indicated above due to reductions we are in the process of negotiating.

(3) The Company does not have any other Long-Term liabilities requiring cash payment (deferred rent and deferred revenue do not require a cash outlay) that are not already included in the categories above.  For instance, the entire long term portion of our restructuring reserve relates to our operating lease obligations which are already quantified in the third line of the above table.

(4) Our commitments to EDS include fees for year one and implementation fees.  Contractual commitments for years 2 through 7 are not included here as they will be determined based on variable pricing and are cancelable for fees ranging from approximately $1 million to $2 million over the term of the arrangement

MD&A (9) RISK FACTORS

Our results of operations are affected by a variety of factors, including those described below.

(a) WE HAVE HISTORICALLY INCURRED LOSSES AND WE EXPECT THESE LOSSES TO CONTINUE IN THE FUTURE.

We reported net losses of $362.7 million, $1.7 billion and $325.4 million for the years ended December 31, 2000, 2001, and 2002, respectively.  We expect to continue to incur significant sales and marketing, systems development and administrative expenses.  Therefore, we will need to generate significant revenue to become profitable and sustain profitability on a quarterly or annual basis.  We expect to continue to incur significant losses for the foreseeable future.  As a result, we may not be able to achieve profitability on a quarterly or annual basis.  In particular, there can be no assurance that we will achieve profitability before our cash resources have been depleted.

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

(c) OUR ACQUISITIONS, INVESTMENTS AND STRATEGIC ALLIANCES MAY NOT DELIVER THE VALUE WE PAID OR WILL PAY FOR THEM.

Excessive expenses may result if we do not successfully integrate our acquisitions, investments and strategic alliances, or if the costs and management resources we expend in connection with the integrations exceed our expectations.  We expect that our acquisitions, investments and strategic alliances and any acquisitions, investments or strategic alliances we may pursue in the future will have a continuing, significant impact on our business, financial condition and operating results.  The value of the companies that we acquired or invested in may be less than the amount we paid, and our financial results may be adversely affected if:

• we fail to assimilate the acquired assets with our pre-existing business;

• we lose key employees of these companies or of Aether as a result of the acquisitions;

• our management’s attention is diverted by other business concerns; or

• we assume unanticipated liabilities related to the acquired assets.

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

We have already reduced the carrying value of our acquired companies and investments in other companies by an aggregate of $1.3 billion due to our evaluation of the fair value of those businesses, and we cannot assure you that additional reductions will not be necessary.

(d) WE MAY NOT ACHIEVE PROFITABILITY IF WE ARE UNABLE TO MAINTAIN, IMPROVE AND DEVELOP THE WIRELESS DATA SERVICES WE OFFER.

We believe that our future business prospects depend in part on our ability to maintain and improve our current services and to develop new ones on a timely basis.  Our services will have to achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements.  As a result of the complexities inherent in our service offerings, major new wireless data services and service enhancements require long development and testing periods.  We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new services and service enhancements.  Additionally, our new services and service enhancements may not achieve market acceptance.  If we cannot effectively develop and improve services, we may not be able to recover our fixed costs or otherwise become profitable.

(e) IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE, OUR SERVICES MAY BECOME OBSOLETE AND WE MAY LOSE SALES.

The wireless and data communications industries are characterized by rapidly changing technologies, industry standards, customer needs and competition, as well as by frequent new product and service introductions.  Our services are integrated with wireless handheld devices and the computer systems of our corporate customers.  Our services must also be compatible with the data networks of wireless carriers.  We must respond to technological changes affecting both our customers and suppliers.  We may not be successful in developing and marketing, on a timely and cost-effective basis, new services that respond to technological changes, evolving industry standards or changing customer requirements.  Our ability to grow and achieve profitability will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner:

• effectively use and integrate new wireless and data technologies;

• continue to develop our technical expertise;

• enhance our wireless data, engineering and system design services;

• develop applications for new wireless networks; and

• influence and respond to emerging industry standards and other changes.

(f) WE DEPEND UPON WIRELESS NETWORKS OWNED AND CONTROLLED BY OTHERS.

If we do not have continued access to sufficient capacity on reliable networks, we may be unable to deliver services and our sales could decrease.  Our ability to grow and achieve profitability partly depends on our ability to buy sufficient capacity on the networks of wireless carriers such as Verizon Wireless, Cingular, Metrocall, Motient and AT&T Wireless and on the reliability and security of their systems.  All of our services are delivered using airtime purchased from third parties.  We depend on these companies to provide uninterrupted and bug free service and would not be able to satisfy our customers’ needs if they failed to provide the required capacity or needed level of service.  In addition, our expenses would increase and our profitability could be materially adversely affected if wireless carriers were to increase the prices of their services.  Our existing agreements with the wireless carriers generally have one-year terms.  Some of these wireless carriers are, or could become, our competitors, and if they compete with us, they may refuse to provide us with their services.

(g) ONE OF OUR SUPPLIERS OF WIRELESS SERVICES HAS BEEN SUED FOR PATENT INFRINGMENT WHICH RAISES UNCERTAINTY REGARDING ITS ABILITY TO CONTINUE TO SUPPLY US WITH THESE SERVICES.

Research In Motion Limited (RIM) which supplies us with hardware and wireless services that we in turn package with other services and resell, is engaged in legal proceedings with NTP Inc. which alleges that certain RIM products infringed on patents held by NTP Inc..  This creates uncertainty regarding RIM’s ability to continue to supply us with services.  RIM’s inability to supply services to us could cause a loss of revenue and increase our net losses.

(h) OUR FAILURE TO DEVELOP RECOGNITION FOR THE AETHER BRAND COULD PREVENT US FROM ACHIEVING A PROFITABLE LEVEL OF SALES.

Our expenses related to sales and marketing activities (excluding option and warrant expense) were $54.2 million, $66.8 million and $28.8 million for the years ended December 31, 2000, 2001 and 2002, respectively.  However, in connection with our efforts to reduce operating expenses, we began to reduce our sales and marketing expenses in 2002 and intend to reduce those expenses significantly in 2003.  Although we believe we can effectively market Aether’s brand with reduced costs, our efforts may be less successful than if our expenses remained at historic levels.  There can be no assurances that holders of other trademarks will not claim that the published or allowed trademarks, or other Aether pending trademark applications, infringe their trademarks.  We may not be able to use these names effectively or at all if we fail to obtain such registrations due to conflicting marks or otherwise.  As a result of our recent acquisitions, we expect to market our acquired products and services under their existing brands.  We may lose existing customers or fail to attract new customers if these brands are not well received by our customers, if our marketing efforts are not productive, if we are otherwise unsuccessful in increasing our brand awareness or if our competition has greater brand recognition.

(i) AS WE IMPLEMENT OUR PLAN TO REDUCE OUR OPERATING EXPENSES, WE MAY FAIL TO SUPPORT OUR OPERATIONS, WHICH COULD REDUCE DEMAND FOR OUR SERVICES AND MATERIALLY ADVERSELY AFFECT OUR REVENUE.

Our business strategy is based on the assumption that the number of subscribers to our services, the amount of information they want to receive and the number of services we offer will all increase.  We must continue to develop and expand our systems and operations to accommodate this growth.  The expansion and/or maintenance and adaptation of our customer service and network operations center require substantial financial, operational and management resources.  At the same time, we have implemented plans to reduce our operating expenses, which entail a reduction in operational and management resources.  While we believe that our cost reductions are targeted at areas that are not necessary to maintain and develop our ability to serve customers, there can be no assurance that we will succeed in lowering costs while maintaining our ability to provide service.  If we fail to maintain or improve service levels, we may lose customers and/or the opportunity to provide more services and products.

(j) WE DEPEND ON RECRUITING AND RETAINING KEY MANAGEMENT AND TECHNICAL PERSONNEL WITH WIRELESS DATA AND SOFTWARE EXPERIENCE. WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS OR SUPPORT EXISTING PRODUCTS IF WE CANNOT HIRE OR RETAIN QUALIFIED EMPLOYEES.

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

(k) WE MAY NOT HAVE ADEQUATELY PROTECTED OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD ALLOW COMPETITORS TO DEVELOP SIMILAR PRODUCTS USING SIMILAR TECHNOLOGY, THUS REDUCING OUR SALES AND REVENUE.

We have attempted to protect our technology, including the technology we have obtained or will obtain in our acquisitions, through patent, trademark and copyright protection, as well as through trade secret laws and non-competition and non-disclosure agreements with all employees.  Our technology may infringe on valid patents held by third parties, or patents held by third parties may limit the scope of any patents we receive.  In particular, the patent we acquired in our acquisition of Riverbed covers a technology that is similar to other patented technologies.  If we are not adequately protected, other companies with sufficient engineering expertise could develop competing products based on our intellectual property and reduce our sales and revenue.

(l) WE MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR INTELLECTUAL PROPERTY RIGHTS AND INCUR COSTS OF DEFENSE AND POSSIBLY ROYALTIES OR LOSE THE RIGHT TO USE TECHNOLOGY IMPORTANT TO PROVIDING OUR SERVICES.

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

(m) WE MAY BE SUBJECT TO LIABILITY FOR TRANSMITTING INFORMATION, AND OUR INSURANCE COVERAGE MAY BE INADEQUATE TO PROTECT US FROM THIS LIABILITY.

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

(n) DISRUPTION OF OUR SERVICES DUE TO ACCIDENTAL OR INTENTIONAL SECURITY BREACHES MAY HARM OUR REPUTATION, POTENTIALLY CAUSING A LOSS OF SALES AND AN INCREASE IN OUR EXPENSES.

A significant barrier to the growth of wireless data services or transactions on the Internet or by other electronic means has been the need for secure transmission of confidential information.  Our systems could be disrupted by unauthorized access, computer viruses and other accidental or intentional actions.  We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.  If a third party were able to misappropriate our users’ personal or proprietary information or credit card information, we could be subject to claims, litigation or other potential liabilities that could materially adversely impact our revenue and may result in the loss of customers.

(o) ANY TYPE OF SYSTEMS FAILURE COULD REDUCE SALES, INCREASE COSTS OR RESULT IN CLAIMS OF LIABILITY.

Certain of our existing wireless data services are dependent on real-time, continuous feeds from Reuters Selectfeed Plus and others.  The ability of our subscribers to make securities trades, receive sales leads and receive critical business information requires timely and uninterrupted connections with our wireless network carriers.  Any disruption from our satellite feeds or backup landline feeds could result in delays in our subscribers’ ability to receive information or execute trades.  We cannot be sure that our systems will operate appropriately if we experience a hardware or software failure or if there is an earthquake, fire or other natural disaster, a power or telecommunications failure, intentional disruptions of service by third parties, an act of God or an act of war.  A failure in our systems could cause delays in transmitting data, and as a result we may lose customers or face litigation that could involve material costs and distract management from operating our business.

(p) OUR ABILITY TO SELL NEW AND EXISTING SERVICES AT A PROFIT COULD BE IMPAIRED BY COMPETITORS.

Intense competition could develop in the market for services we offer.  We developed our software using standard industry development tools.  Many of our agreements with wireless carriers, wireless handheld device manufacturers and data providers are non-exclusive.  Our competitors could develop and use the same products and services in competition with us.  With time and capital, it would be possible for competitors to replicate our services.  Our potential competitors could include wireless network carriers such as AT&T Wireless, Cingular Wireless, Nextel Communications, Inc., Sprint PCS Group, and Verizon Wireless; mobile and/or wireless software companies including Brience, Inc., Comverse Technology, Inc., Extended Systems, Inc., Everypath, Inc., Openwave Systems, and Puma Technology, Inc.; wireless data services providers such as 724 Solutions Inc. and GoAmerica, Inc. and; wireless systems integrators and database vendors, including IBM and Oracle.  Many of our potential competitors have significantly greater resources than we do. Furthermore, competitors may develop a different approach to marketing the services we provide in which subscribers may not be required to pay for the information provided by our services. Competition could reduce our market share or force us to lower prices to unprofitable levels.

(q) AN INTERRUPTION IN THE SUPPLY OF PRODUCTS AND SERVICES THAT WE OBTAIN FROM THIRD PARTIES COULD CAUSE A DECLINE IN SALES OF OUR SERVICES, AND PRODUCTS WE PURCHASE TO AVOID SHORTAGES MAY BECOME OBSOLETE BEFORE WE CAN USE THEM.

In designing, developing and supporting our wireless data services, we rely on wireless carriers, wireless handheld device manufacturers, content providers, software providers and companies that manage some of our other services such as our internal IT operations and customer care services.  These suppliers may experience difficulty in supplying us products or services sufficient to meet our needs or they may terminate or fail to renew contracts for supplying us these products or services on terms we find acceptable.  Any significant interruption in the supply of any of these products or services could cause a decline in sales of our services unless and until we are able to replace the functionality provided by these products and services.  We also depend on third parties to deliver and support reliable products, enhance our current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes.  In addition, we rely on the ability of our content providers — including Reuters, the New York Stock Exchange, Inc., the Chicago Board of Trade, the Nasdaq Stock Market, Inc. and the Options Price Reporting Authority — to continue to provide us with uninterrupted access to the news and financial information we provide to our customers.  The failure of third parties to meet these criteria, or their refusal or failure to deliver the information for whatever reason, could materially harm our business.

(r) OUR SALES CYCLE IS LONG, AND OUR STOCK PRICE COULD DECLINE IF SALES ARE DELAYED OR CANCELLED.

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

(s) OUR SOFTWARE MAY CONTAIN DEFECTS OR ERRORS, AND OUR SALES COULD DECREASE IF THIS INJURES OUR REPUTATION OR DELAYS SHIPMENTS OF OUR SOFTWARE.

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

(t) NEW LAWS AND REGULATIONS THAT IMPACT OUR INDUSTRY COULD INCREASE OUR COSTS OR REDUCE OUR OPPORTUNITIES TO EARN REVENUE.

We are not currently subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to publicly traded Delaware corporations of similar size that are headquartered in Maryland.  However, in the future, we may become subject to regulation by the FCC or another regulatory agency.  In addition, the wireless carriers that supply us airtime and certain of our hardware suppliers are subject to regulation by the FCC and regulations that affect them could increase our costs or reduce our ability to continue selling and supporting our services.

(u) WE CONDUCT OPERATIONS IN A NUMBER OF COUNTRIES THROUGH SILA AND ARE SUBJECT TO RISKS OF INTERNATIONAL OPERATIONS.

We currently operate outside the U.S. through Sila, which has operations throughout Europe.

Any failure by Sila to successfully implement or maintain services could result in negative publicity and have an unfavorable impact on our ability to expand our products and services to Europe.  We face various risks in expanding outside the U.S., including:

• difficulty and cost of monitoring our international operations;

• cultural differences in the conduct of business;

• unexpected changes in regulatory requirements, including U.S. export restrictions on encryption technologies; and

• recessionary or inflationary environments in foreign economies, particularly in the financial services sector.

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

(v) DEBT SERVICE OBLIGATIONS MAY ADVERSELY AFFECT OUR CASH FLOW.

As a result of the $154.9 million of 6% convertible subordinated notes due 2005 currently outstanding, we have a substantial amount of indebtedness, primarily consisting of the notes.  As a result of this indebtedness, we are obligated to make principal and interest payments.  There is a possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due.  We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs.  We cannot assure you that additional financing arrangements will be available on commercially reasonable terms or at all.

(w) WE MAY NOT BE ABLE TO RECOVER THE FULL VALUE OF GOODWILL RECORDED ON SOME OF OUR ACQUISITIONS AND INVESTMENTS.

During 2002, 2001, and 2000, we recorded approximately $1.7 billion in goodwill and other intangibles related to our acquisitions and made investments in other companies of approximately $196.8 million.  Consideration for some of our acquisitions was partially or fully funded through the issuance of shares of our common stock at a time when our stock price was at historically high prices.  Most of the companies we acquired or invested in were start-up or newly formed entities.  Most of these companies were privately held and their fair values are highly subjective and not readily determinable.  Our policy is to review the value of all our acquisitions and investments for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  At the time of our acquisitions and investments, market valuations and the availability of capital for such companies were at historically high levels.  During the year ended December 31, 2001, stock prices and market valuations in our industry and similar industries have fallen substantially in response to a variety of factors, including a general downturn in the economy, a curtailment in the availability of capital and a general reduction in technology expenditures.  The market valuations of those publicly traded companies in which we have invested and of other companies similar to those we have acquired or invested in have declined substantially.  For the year ended December 31, 2002, we recorded impairment charges aggregating $170.5 million on these acquisitions and investments.  If similar adverse market conditions develop in the future, we may be required to take additional impairment charges.

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

(1) INTEREST RATE SENSITIVITY

We are exposed to interest rate risk related to our cash and cash equivalents and short-term investments.  Our investment policy calls for investment in short-term low risk instruments.  All investments in securities with maturities greater than one year are held as available-for-sale, in compliance with our investment policy.  At December 31, 2002, we had $68.6 million (including restricted cash) invested in money market, commercial paper and certificates of deposit.  At December 31, 2002, we had $255.8 million invested in U.S. Government Agency-sponsored securities with maturities that range from less than one year to three years.  We believe that a 10% increase or decline in interest rates would not be material to our investment income or cash flows.

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

(2) FOREIGN RATE SENSITIVITY

We are exposed to foreign currency exchange risk through our European subsidiary, Sila.  All sales from the U.S. to foreign countries have been denominated in U.S. dollars. Since the revenue and expenses of Sila generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the U.S. dollar will subject us to currency translation risk with respect to the reported results of Sila as well as risks sometimes associated with international operations.  The countries in which Sila has operations have traditionally had relatively stable currencies.  We do not hedge our foreign currency exposure. We believe that a 10% increase or decline in the British Pound exchange ratio would not be material to cash and cash equivalent balances, interest income, or cash flows from consolidated operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The financial statement and supplementary data of Aether required by this item are filed as exhibits hereto, are listed under Item 5(a)(1) and (2), and are incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be included in Aether’s Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption Directors and Executive Officers which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2002, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in Aether’s Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption Executive Compensation which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2002, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in Aether’s Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption Security Ownership of Certain Beneficial Owners and Management which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2002, and is incorporated herein by reference.

Plan Category	Plan Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1999 Equity Incentive Plan	6,567,901	10.69	1,881,955

Equity compensation plans not approved by security holders	Acquisition Incentive Plan	511,755	—(1)	1,388,245

Total		7,079,656	9.91	3,270,200

(1) All of the securities issued to date under this plan have been shares of restricted stock that vest over various periods.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in Aether’s Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption Certain Relationships and Related Transactions which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2002, and is incorporated herein by reference.

ITEM 14. CONTROLS & PROCEDURES

Quarterly evaluation of the company’s Disclosure Controls and Internal Controls.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.   In designing and evaluating the disclosure controls and procedures, Aether and its management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based upon our evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in bringing to their attention on a timely basis, material information relating to Aether required to be included in the Company’s periodic filings.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

The CEO and CFO note that, since our last evaluation of internal controls, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.  Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The following financial statements required by this item are submitted in a separate section beginning on page 39 of this report.

(a)(2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules required by this item are submitted on page S-1 of this Report.

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3) EXHIBITS

The exhibit index is incorporated herein by reference.

(b) REPORTS ON FORM 8-K

•                      A current report on Form 8-K was dated and filed on October 15, 2002 pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

•        A current report on Form 8-K dated November 4, 2002 was filed on November 6, 2002 pursuant to Item 5 (Other Events).

•                        A current report on Form 8-K dated November 6, 2002 was filed on November 7, 2002 pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

(c) EXHIBITS

The exhibits required by this Item are listed in the Index of Exhibits.

(d) FINANCIAL STATEMENTS SCHEDULES

The financial statement schedules required by this Item are listed under Item 14(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2003.

AETHER SYSTEMS, INC.

By:	/s/	DAVID S. OROS
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

SIGNATURE	TITLE	DATE

/s/ DAVID S. OROS	Chairman and Chief	March 31, 2003
DAVID S. OROS	Executive Officer

/s/ GEORGE M. DAVIS	Vice Chairman and	March 31, 2003
GEORGE M. DAVIS	President

/s/ DAVID C. REYMANN	Chief Financial Officer	March 31, 2003
DAVID C. REYMANN	(Principal Financial and Accounting Officer)

/s/ J. CARTER BEESE, JR.	Director	March 31, 2003
J. CARTER BEESE, JR.

/s/ JAMES T. BRADY	Director	March 31, 2003
JAMES T. BRADY

/s/ GEORGE P. STAMAS	Director	March 31, 2003
GEORGE P. STAMAS

/s/ JACK B. DUNN, IV	Director	March 31, 2003
JACK B. DUNN, IV

/s/ EDWARD J. MATHIAS	Director	March 31, 2003
EDWARD J. MATHIAS

/s/ TRUMAN T. SEMANS	Director	March 31, 2003
TRUMAN T. SEMANS

/s/ KENDRA VANDERMEULEN	Director	March 31, 2003
KENDRA VANDERMEULEN

SECTION 302 CERTIFICATIONS

I, David S. Oros, certify that:

1. I have reviewed this annual report on Form 10-K of Aether Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003
David S. Oros
Chief Executive Officer

SECTION 302 CERTIFICATIONS

I, David C. Reymann, certify that:

1. I have reviewed this annual report on Form 10-K of Aether Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003
David C. Reymann
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DOCUMENT AND DESCRIPTION

2.1	Agreement of Merger, dated October 18, 1999, between Aether Systems LLC, and Aether Systems, Inc. (1)

2.2	Agreement and Plan of Merger dated February 9, 2000 by and among Aether Systems, Inc., RTS Acquisition, Inc. and Riverbed Technologies, Inc.(3)

2.3	Share Purchase Agreement relating to IFX Group Limited (4)

3.1	Amended and Restated Certificate of Incorporation of Aether Systems, Inc. (as amended)(3)

3.2	Bylaws of Aether Systems, Inc.(1)

4.1	Specimen Certificate for Aether Systems Common Stock.(1)

4.2	Form of Indenture for Convertible Debt(2)

10.1	Amended and Restated License, Marketing and Distribution Agreement between Reuters America, Inc. and Aether Technologies International, L.L.C. dated August 11, 1998.(1)

10.2	Contract Between Morgan Stanley Dean Witter Online Direct, Inc. and Aether Technologies International, L.L.C. dated August 5, 1999.(1)

10.3	Options Price Reporting Authority Vendor Agreement between Aether Technologies and the American Stock Exchange, Inc. dated June 3, 1997.(1)

10.4	Agreement between Aether Technologies International, L.L.C. and New York Stock Exchange dated July 19, 1999.(1)

10.5	Vendor Agreement by and between Aether Technologies International, L.L.C. and the Nasdaq Stock Market, Inc. dated October 4, 1996.(1)

10.6	Dow Jones Indexes Enterprise Distribution Agreement dated April 23, 1999.(1)

10.7	Employment Agreement between Aether Technologies International, L.L.C. and David Oros dated July 7, 1999.(1)

10.8	Employment Agreement between Aether Systems, Inc. and David C. Reymann dated June 8, 2001.(5)

10.9	Series A Preferred Stock Purchase Agreement dated August 9, 1999.(1)

10.10	Software License Agreement by and between Aether Technologies International, L.L.C. and AirWeb Corporation dated August 9, 1999(1)

10.11	Strategic License Agreement between Aether Technologies International, L.L.C. and Riverbed Technologies, Inc. dated June 15, 1999.(1)

10.12	Credit Agreement dated September 28, 1999 among Merrill Lynch & Co. and the leaders named therein.(1)

10.13	Aether Systems, Inc. 1999 Equity Incentive Plan as amended June 22, 2001.

10.14	Aether Systems, Inc. Senior Bonus Plan effective as of September 29, 1999.(1)

10.15	Aether Systems, Inc. Acquisitions Incentive Plan effective as of December 15, 2000.(4)

10.16	Amended and Restated Registration Rights Agreement dated March 3, 2000.(1)

10.17	Form of Subscription Agreement between Aether Systems, Inc. and National Discount Brokers.(1)

10.18	Series B Preferred Stock Purchase Agreement dated January 18, 2000.(2)

10.19	Inciscent, Inc. Series A Stock Purchase Agreement(2)

10.20	Agreement between National Discount Brokers Corporation and Aether Systems, Inc., dated November 4, 1999.(2)

10.21	Common Stock Purchase Agreement by and among Aether Systems, Inc. and America Online, Inc. dated as of November 5, 2001.

21.1	Subsidiaries of Aether Systems.

23.1	Consent of KPMG LLP.

23.2	Consent of Ernst & Young LLP.

(1) Incorporated by reference to the Registration Statement (File No. 333-85697) on Form S-1 filed with the Commission on October 20, 1999, as amended.

(2) Incorporated by reference to the Registration Statement (File No. 333-30852) or Form S-1 filed with the Commission on February 22, 2000, as amended.

(3) Incorporated by reference to the Form 10-Q filed with the Commission on August 14, 2000.

(4) Incorporated by reference to the Registration Statement (File No. 333-52222) on Form S-8 filed with the Commission on December 20, 2000.

(5) Incorporated by reference to the Form 10-Q filed with the Commission on June 30, 2001.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Aether Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Aether Systems, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the consolidated financial statements of Sila Communications Limited, a majority-owned subsidiary, which statements reflect total assets constituting 2.2% of the related consolidated total in 2001 and total revenues constituting 21.7% and 11.5% of the related consolidated totals in 2000 and 2001, respectively.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to the amounts included for Sila Communications Limited, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aether Systems, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 4 to the financial statements, the Company changed its method for accounting for derivatives with the adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” in 2001, and changed its method of accounting for intangible assets with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” in 2002.

/s/ KPMG LLP

McLean, Virginia

February 4, 2003

REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Shareholders

Sila Communications Limited

We have audited the consolidated balance sheet of Sila Communications Limited as of December 31, 2001 and 2000 and the related consolidated statement of operations, shareholders' equity and cash flows for the year ended December 31, 2001 and for period from May 5, 2000 (inception) to December 31, 2000 (not seperately presented herein).  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  And audit aslo includes assessing the accounting principles used and signifigant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements reffered to above present fairly, in all material respects, the consolidated financial position of Sila Communications Limited at December 31, 2001 and 2000 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2001 and for the period from May 5, 2000 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

London, England

Febuary 5, 2002

AETHER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	DECEMBER 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$522,177	$68,593
Restricted cash	5,253	—
Short-term investments	2,490	255,825
Trade accounts receivable, net of allowance for doubtful accounts of $10,561 and $7,689 at December 31, 2001 and 2002, respectively	24,802	22,514
Inventory	27,178	19,664
Assets held for sale	—	5,250
Net investment in sales-type leases (current)	—	1,656
Prepaid expenses and other assets (current)	19,521	16,276
Total current assets	601,421	389,778
Property and equipment, net	61,304	19,301
Investments	32,350	2,228
Intangibles, net	226,774	40,396
Net investment in sales-type leases (non-current)	—	6,691
Other assets (noncurrent), net	27,571	15,015
	$949,420	$473,409
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$15,493	$4
Accounts payable	8,560	1,902
Accrued expenses	27,666	19,963
Accrued employee compensation and benefits	9,983	7,336
Deferred revenue	15,145	14,234
Restructuring reserve (current portion)	15,452	8,651
Accrued interest payable	5,249	2,529
Total current liabilities	97,548	54,619
Convertible subordinated notes payable and other notes Payable (less current portion)	290,645	154,942
Deferred revenue (less current portion)	6,380	11,789
Restructuring reserve (less current portion)	12,365	23,801
Deferred rent	—	858
Total liabilities	406,938	246,009

Minority interest in net assets of a subsidiary	(45)	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2001 and 2002	—	—
Common stock, $0.01 par value;1,000,000,000 shares authorized; 41,864,646 and 42,249,280 shares issued and outstanding at December 31, 2001 and 2002, respectively	419	422
Additional paid-in capital	2,579,445	2,586,613
Accumulated deficit	(2,039,409)	(2,364,831)
Foreign currency translation adjustment	487	3,722
Unrealized gain on investments available for sale	1,585	1,474
Total stockholders’ equity	542,527	227,400
Commitments and Contingencies

Total liabilities and stockholders’ equity	$949,420	$473,409

See accompanying notes to consolidated financial statements.

AETHER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2000	2001	2002
Subscriber revenue	$24,802	$44,031	$69,582
Engineering services revenue	9,444	7,860	3,192
Software and related services revenue	17,278	36,982	24,412
Device sales	6,630	24,007	19,345
Total revenue	58,154	112,880	116,531
Cost of subscriber revenue	11,254	27,167	40,115
Cost of engineering services revenue	5,693	3,644	1,533
Cost of software and related services revenue	5,724	11,625	8,086
Cost of device sales	7,345	38,318	17,486
Total cost of revenue	30,016	80,754	67,220
Gross profit	28,138	32,126	49,311
Operating expenses:
Research and development (exclusive of option and warrant expense)	30,189	63,937	26,306
General and administrative (exclusive of option and warrant expense)	52,937	90,893	59,666
Selling and marketing (exclusive of option and warrant expense)	54,151	66,757	28,767
In-process research and development related to acquisitions	7,860	—	—
Depreciation and amortization	238,074	180,724	39,255
Option and warrant expense:
Research and development	6,233	6,767	3,469
General and administrative	6,246	4,511	1,928
Selling and marketing	1,866	3,130	1,145
Impairment of intangibles and other assets	—	1,121,001	69,534
Restructuring charge	—	45,006	37,744
	397,556	1,582,726	267,814
Operating loss	(369,418)	(1,550,600)	(218,503)
Other income (expense):
Interest income	57,075	28,013	10,684
Interest expense	(14,724)	(19,354)	(14,668)
Equity in losses of investments	(47,886)	(57,523)	(4,744)
Investment loss, including impairments, net	—	(143,382)	(14,412)
Minority interest	10,692	63,809	(45)
Other income – escrow settlement	—	—	2,272
Loss before income taxes, extraordinary item and cumulative effect of change in accounting principle	(364,261)	(1,679,037)	(239,416)
Income tax benefit	1,561	10,694	535
Loss before extraordinary item and cumulative effect of change in accounting principle	(362,700)	(1,668,343)	(238,881)
Extraordinary item (early extinguishment of debt)	—	7,684	42,765
Loss before cumulative effect of change in accounting principle	(362,700)	(1,660,659)	(196,116)
Cumulative effect of change in accounting principle relating to adoption of SFAS No. 133 in 2001 and SFAS No. 142 in 2002	—	6,564	(129,306)
Net Loss	$(362,700)	$(1,654,095)	$(325,422)
Other comprehensive loss:
Unrealized holding gain (loss) on investments available for sale	775	880	(111)
Foreign currency translation adjustment	(113)	600	3,235
Comprehensive loss	$(362,038)	$(1,652,615)	$(322,298)
Net loss per share – basic and diluted before extraordinary item and cumulative effect of change in accounting principle	$(9.99)	$(40.96)	$(5.67)
Extraordinary item (early extinguishment of debt)	—	0.19	1.01
Cumulative effect of change in accounting principle relating to adoption of SFAS No. 133 in 2001 and SFAS No. 142 in 2002	—	0.16	(3.07)
Net loss per share-basic and diluted	$(9.99)	$(40.61)	$(7.73)
Weighted average shares outstanding-basic and diluted	36,310	40,732	42,117

See accompanying notes to consolidated financial statements.

AETHER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	NOTES RECEIVABLE FROM STOCKHOLDER	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	UNREALIZED GAIN (LOSS) ON INVESTMENTS
Balance at December 31, 1999	$—	$271	$120,892	$(22,614)	$(137)	$—	$(70)
Repayment on note receivable from stockholder	—	—	—	—	137	—	—
Gain on sales of stock by equity method investee	—	—	73,349	—	—	—	—
Proceeds from secondary offering	—	54	1,056,872	—	—	—	—
Issuance of stock and replacement options in Riverbed acquisition	—	45	1,136,038	—	—	—	—
Issuance of stock and replacement options in Cerulean acquisition	—	5	69,944	—	—	—	—
Issuance of stock and replacement options in RTS acquisition	—	13	77,941	—	—	—	—
Exercise of options and warrants	—	16	2,635	—	—	—	—
Option and warrant expense	—	—	14,345	—	—	—	—
Unrealized gain on investments available for sale	—	—	—	—	—	—	775
Foreign currency translation	—	—	—	—	—	(113)	—
Net loss	—	—	—	$(362,700)	—	—	—
Balance at December 31, 2000	$—	$404	$2,552,016	$(385,314)	$—	$(113)	$705
Gain on sales of stock by equity method investee	—	—	6,071	—	—	—	—
Proceeds from sale of stock	—	7	4,868	—	—	—	—
Issuance of stock for acquisition	—	1	999	—	—	—	—
Exercise of options and warrants	—	7	1,083	—	—	—	—
Option and warrant expense	—	—	14,408	—	—	—	—
Unrealized gain on investments available for sale	—	—	—	—	—	—	880
Foreign currency translation	—	—	—	—	—	600	—
Net loss	—	—	—	$(1,654,095)	—	—	—
Balance at December 31, 2001	$—	$419	$2,579,445	$(2,039,409)	$—	$487	$1,585
Exercise of options and warrants	—	3	626	—	—	—	—
Option and warrant expense	—	—	6,542	—	—	—	—
Unrealized gain on investments available for sale	—	—	—	—	—	—	(111)
Foreign currency translation	—	—	—	—	—	3,235	—
Net loss	—	—	—	$(325,422)	—	—	—
Balance at December 31, 2002	$—	$422	$2,586,613	$(2,364,831)	$—	$3,722	$1,474

TOTAL
Balance at December 31, 1999	$98,342

Repayment on note receivable from stockholder	137
Gain on sales of stock by equity method investee	73,349
Proceeds from secondary offering	1,056,926
Issuance of stock and replacement options in Riverbed acquisition	1,136,083
Issuance of stock and replacement options in Cerulean acquisition	69,949
Issuance of stock and replacement options in RTS acquisition	77,954
Exercise of options and warrants	2,651
Option and warrant expense	14,345
Unrealized gain on investments available for sale	775
Foreign currency translation	(113)
Net loss	(362,700)
Balance at December 31, 2000	$2,167,698
Gain on sales of stock by equity method investee	6,071
Proceeds from sale of stock	4,875
Issuance of stock for acquisition	1,000
Exercise of options and warrants	1,090
Option and warrant expense	14,408
Unrealized gain on investments available for sale	880
Foreign currency translation	600
Net loss	(1,654,095)
Balance at December 31, 2001	$542,527
Exercise of options and warrants	629
Option and warrant expense	6,542
Unrealized gain on investments available for sale	(111)
Foreign currency translation	3,235
Net loss	(325,422)
Balance at December 31, 2002	$227,400

AETHER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2000	2001	2002
Cash flows from operating activities:
Net loss	$(362,700)	$(1,654,095)	$(325,422)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	238,074	180,724	39,255
Provision for doubtful accounts	1,391	9,801	3,578
Provision for inventory obsolescence	83	14,381	263
Equity in losses of investments	47,886	57,523	4,744
Option and warrant expense	14,345	14,408	6,542
Minority interest	(10,692)	(63,809)	45
Deferred income tax benefit	(1,561)	(10,694)	—
In process research and development related to acquisitions	7,860	—	—
Extraordinary item	—	(7,684)	(42,765)
Cumulative effect of change in accounting principle	—	(6,564)	129,306
Impairment of intangibles and other assets	—	1,121,001	69,534
Realized losses on long-term investments, including impairments	—	143,382	14,412
Changes in assets and liabilities, net of acquired assets and liabilities:
Increase in trade accounts receivable	(17,177)	(5,540)	(1,291)
(Increase) decrease in inventory	(10,019)	(25,286)	8,404
(Increase) decrease in prepaid expenses and other assets	(9,186)	(3,955)	4,530
Decrease in accounts payable	(3,479)	(1,187)	(6,657)
Increase (decrease) in accrued expenses, accrued employee compensation and benefits, interest payable and acquisitions payable	36,180	(15,189)	(11,116)
Increase in restructuring reserve and other long term liabilities	—	27,817	11,610
Increase in deferred revenue	5,156	4,273	4,498
Net cash used by operating activities	(63,839)	(220,693)	(90,530)
Cash flows used by investing activities:
Sales and maturities of short-term investments	7,731	3,286	352,675
Purchases of short-term investments	(5,618)	(3,411)	(605,367)
Acquisitions, net of cash acquired	(303,741)	(33,835)	(16,277)
Purchases of property and equipment	(48,346)	(38,468)	(5,040)
Investments	(158,412)	(41,504)	(535)
Sale of long-term investments	—	5,689	3,991
Increase in other intangible assets	(1,800)	(4,653)	(178)
Increase in other assets	(2,053)	(7,078)	—
Net cash used in investing activities	(512,239)	(119,974)	(270,731)
Cash flows provided by financing activities:
Proceeds from issuance of common stock	1,056,926	4,875	629
Proceeds from issuance of convertible debt	300,294	—	—
Repayment of notes payable including buyback of convertible debt	—	(12,316)	(92,888)
Proceeds from note payable/credit facility	—	5,160	—
Repayments on notes payable/credit facility	—	(583)	(64)
Repayment of notes receivable from stockholder	137	—	—
(Increase) decrease in restricted cash	(26,899)	—	—
Contributions from minority shareholder of a subsidiary	20,818	8,227	—
Exercise of options and warrants	2,651	1,090	—
Net cash provided by (used in) financing activities	1,353,927	6,453	(92,323)
Net increase (decrease) in cash and cash equivalents	777,849	(334,214)	(453,584)
Cash and cash equivalents, at beginning of period	78,542	856,391	522,177
Cash and cash equivalents, at end of period	$856,391	$522,177	$68,593
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$9,327	$18,030	$16,061

See accompanying notes to consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

In 2000, 2001 and 2002, the Company incurred unrealized holding gains (losses) associated with its investments available for sale totaling $775, $880 and ($111), respectively. These amounts have been reported as increases (decreases) in members’ capital and stockholders’ equity.

In January 2000, approximately $600 of trade receivables owed to the Company by OmniSky, Corp. were offset by the Company’s additional investment made in OmniSky, Corp.

In March 2000, the Company acquired Riverbed Technologies, Inc. for 4,537,281 shares of the Company’s common stock and converted existing options held by Riverbed employees into options to acquire 862,480 shares of the Company’s common stock.  The value of the common stock and replacement options of $1,136,083 was allocated to the fair value of the assets purchased and liabilities assumed with a corresponding increase in stockholders’ equity.

In connection with the acquisition of IFX and the related formation of Sila and the acquisitions made by Sila, the Company established a deferred tax liability of $12,255. Such amount was offset by an equal increase in goodwill.

In September 2000, the Company acquired Cerulean for cash of $75,000, 462,412 shares of the Company’s common stock and converted existing options held by Cerulean employees into options to acquire 94,275 shares of the Company’s common stock.  The value of the common stock and vested replacement options of $69,949 was allocated to the fair value of the assets purchased and the liabilities assumed with a corresponding increase in stockholders’ equity.

In December 2000, the Company acquired RTS Wireless for cash of $34,000, 1,259,752 shares of the Company’s common stock and converted existing options held by RTS employees into options to acquire 90,248 shares of the Company’s common stock.  The value of the common stock and vested replacement options of $77,954 was allocated to the fair value of the assets purchased and liabilities assumed with a corresponding increase in stockholders’ equity.

In connection with the acquisitions of Cerulean, Sinope, RTS and Motient, the Company has accrued $29,800 as of December 31, 2000 for the remaining portion of the purchase price.  Such amount was allocated to the fair value of the assets purchased and the liabilities assumed.

In 2000 and 2001, the Company recorded gains through stockholders’ equity of $73,349 and $6,071, respectively, from the sale of stock by OmniSky, Inc. to third parties at per share amounts in excess of the book value per share.

In June 2001, the Company acquired certain completed technology from SmartPoint, Inc. in exchange for 70,852 shares of the Company’s common stock.  The value of the common stock of $1,000 was allocated to the fair value of the assets purchased with a corresponding increase in stockholders’ equity.

In July 2001, approximately $1,200 of trade receivables owed to the Company by Spring Wireless,Ltd. was offset by the Company’s additional investment in Spring Wireless.

In connection with the agreement with America Online Inc. (“AOL”), the Company accrued $2,500 as of December 31, 2001 for the remaining portion of a license payment due to AOL. Such amount was allocated to the fair value of the assets purchased.  In 2002, this liability was written off in connection with the termination of the agreement with AOL.

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

The Company provides the services, software and support necessary for businesses to extend existing and future applications from the desktop to almost all currently available personal digital assistant (PDA) operating systems and their respective wireless devices.  Through the Aether Fusion™ approach, the Company develops, deploys and manages wireless solutions built on industry standard technology and backed by its expertise in wireless hosting, software and services.

The Company operates in three business segments: enterprise services, mobile government, and transportation and logistics.

In 2002, the Company expanded its products, services, and customer base in the transportation and logistics market through the acquisition of certain assets and licenses from @Track Communications, Inc. (“@Track”).  @Track is a leading provider of wireless-based vehicle fleet management and intelligent mobile-asset-tracking solutions.

NOTE (2) MERGER AND INITIAL PUBLIC OFFERING

The Company is the successor to the business formerly conducted by Aether Systems, L.L.C. (Aether) (previously Aether Technologies International, L.L.C.), which was formed in January 1996.  Effective October 26, 1999, in connection with the Company’s initial public offering of common stock, Aether merged with and into Aether Systems, Inc. The Company is the surviving company in the merger, and the Company and its stockholders own all of the assets and rights and the Company is subject to all of the obligations and liabilities of Aether. Immediately prior to the merger, each member contributed its membership units in Aether Systems, L.L.C. to Aether Systems, Inc., a newly formed Delaware corporation, in exchange for two and one-half shares of common stock of Aether Systems, Inc.  Effective with the merger, the Company converted to a Subchapter C Corporation under the Internal Revenue Code of 1986, as amended.

On October 26, 1999, the Company completed its initial public offering, which involved the sale of 6,900,000 shares of common stock at $16.00 per share, including 900,000 shares from the exercise of the underwriters’ over-allotment option.  Net proceeds to the Company after deducting underwriting discounts, commissions and other expenses of the offering were approximately $101.1 million.

NOTE (3) SECONDARY PUBLIC OFFERINGS

On March 17, 2000, the Company completed a secondary offering for the sale of 5,411,949 shares of common stock, including the sale of 825,000 shares from the exercise of the underwriters’ over-allotment option, at $205.00 per share.  The net proceeds after deduction of underwriting discounts and offering expenses were approximately $1.06 billion.  Concurrently with this offering, the Company completed an offering for the sale of an aggregate $310.5 million of 6% convertible subordinated notes (the Notes) due in 2005, including $40.5 million in principal amounts from the exercise of the underwriters’ over-allotment.  The net proceeds after deduction of underwriting discounts and offering expenses were approximately $300.6 million.  The underwriting discounts and expenses of the Notes offering of $9.8 million have been included in other assets as deferred financing fees.  The Notes are convertible, at the option of the holder, at any time prior to maturity, into shares of common stock of Aether at a conversion price of $243.95 per share, which is equal to a conversion rate of

4.0992 shares per $1,000 principal amount of notes, subject to adjustment.

On September 27, 2000, certain of the Company’s stockholders sold 5,000,000 shares of common stock, in an underwritten offering at $105.00 per share. No new shares were issued in the offering and, as such, the Company received no proceeds from the sale.

NOTE (4) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation. Minority interest consists of Reuters PLC’s ownership interest in Sila Communications Limited (“Sila”).

In December 2002, the Company purchased from Reuters, their 40% interest in Sila, a European joint venture the Company formed with Reuters in 2000.  As a result of this acquisition, all minority interests have been eliminated and all of the Company’s subsidiaries are now wholly owned.  The results of Sila’s operations have been consolidated with the Company’s results in 2000, 2001 and 2002.

(b) REVENUE RECOGNITION

The Company derives revenue from four sources (i) subscriber revenue (ii) engineering services (iii) software and related services, and (iv) device sales.  As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

i.) Subscriber revenue

The Company derives subscriber revenue from the provision of real-time access to business information integrated into existing wireless communication platforms, and from the provision of comprehensive business solutions designed to meet the mobile management needs of truckload, less-than-load, and private carriers.  For all sales, the Company obtains signed binding contracts with its subscribers.  The Company’s contracts with wireless data subscribers are generally for a one-year period and include a termination penalty if cancelled by the subscriber before the initial period expires.  These contracts are generally renewable at the option of the subscriber for additional periods or otherwise continue on a monthly basis until cancelled by the subscriber.  Contracts with the transportation subscribers are generally for a three to five year period and include a termination penalty if cancelled by the subscriber before the term of the contract expires.

The Company recognizes subscriber revenue on a monthly basis as the service is provided.  Activation fees are deferred and recognized ratably over the expected life of the customer relationship.

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

iv.) Device revenue

The Company derives device revenue from the sale of wireless devices used to provide its services.  Generally, revenue for device sales is recognized upon delivery.  In cases where in management’s judgment, i.) the service is essential to the functionality of the device and ii.) the Company’s ongoing service is the only service available for the device, the Company recognizes the device revenue as the ongoing service is provided over the shorter of the life of the equipment or the estimated life of the customer relationship.

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

vi.) Revenue from related parties

Revenue from products and services sold to companies that the Company has also made strategic investments in (related parties) is allocated between the investment and revenue recognized based on the relative fair value of the products and services sold and the investment received.  The Company has determined the fair value of the investments based on the fact that all of its investments were made in participation with other unrelated financial investors at the same price per share as the other investors.  The Company’s investment policy generally limits its investments to companies that have completed at least two rounds of financing and generally requires that an unrelated investor lead the round of financing that the Company participates in.  The Company has estimated the fair value of products and services sold based on comparable sales transactions to other unrelated companies.  Sales to related parties were $10.5 million, $11.4 million, and $1.6 million for the years ended December 31, 2000, 2001, and 2002, respectively.

(c) COST OF REVENUES

Cost of subscriber revenue consists primarily of airtime costs, financial data costs, and securities and market exchange fees and excludes depreciation on and operating costs of the Company’s network operations centers and certain costs of customer fulfillment and customer care.  When the subscribers’ monthly fee includes the use of a wireless device, the Company depreciates the cost of the device over its expected useful life or the expected term of the customer relationship.  Cost of engineering services revenue consists of cash compensation and related costs for engineering personnel and materials.  Cost of software and related services revenue consists of third party royalties and personnel costs related to the cost of maintenance, consulting and support.  Cost of device sales consists primarily of the cost of the device and is expensed when delivery occurs.  When the service is considered essential to the functionality of the device, the cost of the device is expensed over the shorter of the expected term of the customer relationship or the life of the equipment.

(d) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents consisted of the following:

	DECEMBER 31, 2001	DECEMBER 31, 2002
Cash	$33,586	$15,540
Money market accounts	469,868	43,053
Municipal Bonds	5,285	—
Commercial paper	998	—
Certificates of deposit	12,440	10,000
Total	$522,177	$68,593

At December 31, 2001 there was a restriction on $5.3 million of the Company’s cash relating to the Company’s agreement with AOL.  The escrow was available to AOL in the event of the Company’s non-payment of short-term advertising liabilities to AOL.  This restriction was removed during 2002 in connection with the termination of the AOL agreement.

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

As of December 31, 2001, short-term available for sale securities consists of (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

U.S. Treasury securities	$663	$12	$—	$675
U.S. Government Agency-sponsored securities	1,270	36	—	1,306
Corporate debt securities	495	14	—	509
	$2,428	$62	$—	$2,490

Maturities of debt securities classified as available for sale were as follows at December 31, 2001 (in thousands):

	Amortized Cost	Fair Value

Due within one year	$188	$191
Due after one year through five years	1,797	1,848
Due after five years through ten years	443	451
Due after ten years	—	—
	$2,428	$2,490

As of December 31, 2002, short-term available for sale securities consists of (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

U.S. Government Agency-sponsored securities	254,449	1,376	—	255,825

	$254,449	$1,376	$—	$255,825

Maturities of debt securities classified as available for sale were as follows at December 31, 2002 (in thousands):

	Amortized Cost	Fair Value

Due within one year	$33,761	$34,039
Due after one year through five years	220,688	221,786
Due after five years through ten years	—	—
Due after ten years	—	—
	$254,449	$255,825

(f) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and notes payable (excluding the Notes) approximate their fair value due to the relatively short duration of the instruments.

The fair value of the Notes at December 31, 2001 and 2002 was $170.3 million and $119.3 million, respectively, based on quoted market prices, as compared to the carrying value of the Notes of $290.5 million and $154.9 million, respectively.

(g) CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and trade receivables.

The company invests cash not immediately needed for operations in money market securities and high-grade U.S. Government Agency-sponsored securities.  The money market securities represented underlying investments in commercial paper issued by financial institutions and other companies with high credit ratings and securities issued or backed by the U.S. Government.  The amounts invested generally exceed the F.D.I.C. limits.  The Company has not experienced any material losses in its cash and cash equivalents or short-term investments and believes it is not exposed to any significant credit risk on these amounts.

Trade accounts receivable and short and long term lease receivables subject the Company to the potential for credit risk.  The Company extends credit to customers on an unsecured basis in the normal course of business (lease receivables are secured by the leased hardware).  A portion of the Company’s customer base includes small companies with limited resources and cash flow.  The Company’s policy is to perform an analysis of the recoverability of its trade accounts receivable at the end of each reporting period and to establish allowances for those accounts considered uncollectible.  The Company analyzes historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  As a result, the Company recorded bad debt expense of $1.4 million, $9.8 million and $3.6 million during the years ended December 31, 2000, 2001 and 2002, respectively.

(h) NET INVESTMENT IN SALES-TYPE LEASES

The Company leases devices to certain of its customers and accounts for these transactions as sales-type leases.  The Company records as its gross investment in the sales-type leases at the present value of the minimum lease payments.  There is no unguaranteed residual value associated with the leased devices.  The receivables generally have terms of five years and are collateralized by a security interest in the related equipment.  The Company records revenue on these leased devices as the ongoing service is provided over the shorter of the life of the equipment or the estimated life of the customer relationship.

(i) INVENTORY

Inventory, net of allowance for obsolete and slow-moving inventory, consists of finished goods such as handheld computers, pagers, wireless modems, and accessories and is stated at the lower of cost or market.  Cost is determined using a standard costing method, which approximates the first-in, first-out method.  The Company’s inventory is subject to rapid technological changes that could have an adverse impact on its realization in future periods.  In addition, there are a limited number of suppliers of the Company’s inventory. During 2001 and 2002, the Company recorded an impairment charge of approximately $14.4 million and $263,000 to reduce the carrying value of its inventory due to obsolescence and excess inventory.  The Company estimated the reduction in inventory value based on consideration of the following: (1) quantities and composition of inventory held; (2) sales prices of competing vendors; (3) projected unit sales and unit pricing over subsequent periods; and, (4) evaluation of remaining inventory purchase commitments.  If the Company’s estimates of projected units sales and unit pricing differ from actual results, the Company may be required to record additional impairment charges in the future.

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

Investments carried at cost or on the equity method are written down if circumstances indicate the carrying amount of the investment may not be recoverable.  Investments in marketable equity securities are carried at fair value based on quoted market prices.  Net unrealized holding gains and losses are excluded from income and are reported as a separate component of stockholders’ equity unless a decline in market value is considered other than temporary.  Realized gains and losses are included in income.

(l) DERIVATIVES

The Company adopted SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities”, as amended, on January 1, 2001.  SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  The Company recognized a $6.6 million gain on the adoption of SFAS No. 133 as cumulative effect in change in accounting principle in 2001.

(m) GOODWILL

Goodwill represents the excess of costs over the fair value of assets of businesses acquired.  The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2002.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption.  To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002.  The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002.  To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired.  The second step was required for all three reporting units.  In this step, the Company compared the implied fair value of each reporting units goodwill with the carrying amount of the reporting units goodwill, both of which were measured as of the date of adoption.  The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”.  The residual fair value after this allocation was the implied fair value of the reporting unit goodwill.  As a result of this evaluation, the Company recorded an impairment charge of $129.3 million, which was recorded as cumulative effect of change in accounting principle in the accompanying consolidated statements of operations.  Of this charge, $94.9 million, $32.0 million and $2.4 million was in the Company’s Enterprise Mobility Solutions, Mobile Government and Transportation segments, respectively.

SFAS No. 142 also requires that the Company repeat the two-step impairment analysis each year, beginning with a recurring annual measurement date chosen by the Company in 2002.  The Company chose September 30, 2002 to be 2002’s measurement date, and will continue to perform annual impairment reviews on this date.  The September 30, 2002 review resulted in an additional impairment charge of $26.8 million, which was recorded as impairment of intangibles in the accompanying consolidated statements of operations.  Of this charge, $3.1 million and $23.7 million was in the Company’s Mobile Government and Transportation segments, respectively.

In both cases above, the Company, with the assistance of a third party appraiser, arrived at the implied fair value of goodwill using a discounted cash flow methodology.  Due to the continuing macro-economic slow-down and reduced spending on information technology (IT) in 2002 the Company does not expect dramatic increases in cash flows in the near term which in turn resulted in discounted cash flows that did not support the value of the goodwill that had been in the Company’s consolidated balance sheet.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, which ranged from three to seven years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis from two to seven years.  The amount of goodwill and other intangible asset impairment, if any, was measured in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  The measurement was based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

The following table shows what net income would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill and assembled workforce (both of which are no longer amortized under the provisions of SFAS No. 142):

	Year Ended December 31,
(amounts in thousands except per share data)	2000	2001
Net loss as reported	$(362,700)	(1,654,095)
Add back:
Amortization of goodwill	216,180	130,403
Amortization of assembled work force	2,776	6,237
Adjusted net loss	$(143,744)	(1,517,455)

Per share amounts
Adjusted net loss per share	$(3.96)	(37.25)

The above table does not consider the effects of recording any additional impairments of goodwill that may have been required as a result of the non amortization of goodwill approach prescribed by SFAS No. 142.

The Company expects to record approximately $5.5 million in 2003, $5.3 million in 2004, $3.6 million in 2005, $1.3 million in 2006 and $705,000 in 2007 in amortization expense on currently held identifiable intangibles.

(n) INTANGIBLES AND RECOVERY OF LONG-LIVED ASSETS

Identifiable intangible assets consist of completed technology, trademarks, and acquired subscribers and are amortized on a straight-line basis over two to seven years.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.  The Company adopted SFAS No. 144 on January 1, 2002.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

During 2002, the Company assessed the fair value of certain of its long-lived assets, including software, computer equipment, other tangible assets and identifiable intangible assets obtained in connection with acquisitions.  This assessment resulted in an impairment charge of $42.7 million in 2002, which is recorded in impairment of intangibles and other assets in the accompanying consolidated statements of operations.  Of this charge, $13.6 million, $125,000 and $9.3 million was in the Company’s Enterprise Mobility Solutions, Mobile Government and Transportation segments, respectively.  The remaining impairment charge related to European operations and corporate and other assets.  The Company, with the assistance of third party appraisers, determined the fair value of these assets based on a combination of quoted market prices and a cost approach methodology.  A portion of the assets referred to above have been reclassified from property, plant and equipment and are now being classified as assets held-for-sale in the accompanying consolidated balance sheet.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

(o) STOCK OPTIONS AND WARRANTS

The Company accounts for equity-based employee compensation arrangements in accordance with the provisions of Accounting Principle Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FIN 44. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.  SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.  The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	Year Ended December 31,
	2000	2001	2002
Net loss as reported	$(362,700)	$(1,654,095)	$(325,422)
Add stock-based employee compensation expense included Included in reported net income	14,345	14,408	6,542
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	(53,200)	(81,400)	(62,900)

Pro forma net loss	$(401,555)	$(1,721,087)	$(381,780)

(p) RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

(q) ADVERTISING EXPENSE

Advertising costs are expensed as incurred. Production costs for advertising are expensed the first time the related advertisement takes place.  Advertising expense was approximately $23.1 million, $8.1 million and $6.4 million for the years ended December 31, 2000, 2001 and 2002 respectively.

(r) INCOME TAXES

The Company recognizes income taxes using the asset and liability method, in accordance with SFAS No. 109.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

For the years ended December 31, 2000, 2001 and 2002, other comprehensive income (loss) consists of unrealized gains (losses) on investments available for sale and foreign currency translation gains (losses).

(u) FOREIGN CURRENCY TRANSLATION

For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates.  Translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

(v) EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share,” and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  As the Company has had a net loss in each of the periods presented, basic and diluted net loss per share are the same.

(w) RECENT ACCOUNTING PRONOUNCEMENTS

(i) SFAS No. 145

In April of 2002, the FASB issued SFAS No. 145, “ Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds FASB No. 4 and 64 in relation to reporting gains and losses from extinguishment of debt.  The Statement amends SFAS No. 4 and 64 and requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Opinion 30.  Applying the provisions of Opinion 30 will differentiate between normal recurring operations of a company and transactions that are unusual or infrequent in nature.  SFAS No. 145 also amends Statement No. 13, to the effect that sale-leaseback accounting for certain lease modifications should be accounted for in the same manner as sale-leaseback transactions.  In connection with the adoption of this statement, the Company will be required to classify as operating income gains from the extinguishment of debt of $7.7 million and $42.8 million for the years ended December 31, 2001 and 2002, respectively.  Such amounts are currently recorded as extraordinary items in the accompanying consolidated statements of operations.

(ii) SFAS No. 146

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

(iii) SFAS No. 148

In December 2002, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”.  The Statement is effective for fiscal years ended after December 15, 2002.  SFAS No. 148 requires new disclosures about the effect of stock-based employee compensation on reported results.  The Statement requires that effects be disclosed more prominently by specifying the form, content and location of those disclosures.  SFAS No. 148 permits several ways of transitioning to the Fair Value method of accounting for stock-based compensation, however the Statement does not require that companies discontinue the intrinsic value method of accounting for stock-based compensation.  The Company will continue to use the intrinsic value method of accounting for stock-based compensation and has adopted the disclosure requirements of Statement.

(iv) Financial Interpretation No. 45

In November of 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Interpretation No. 45 discusses the necessary disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued.  It also discusses that the guarantor must recognize a liability, at fair value, at the inception of the guarantee the obligation incurred in issuing the guarantee.  The disclosure requirements are effective for 2002.  The reporting requirements are effective on a prospective basis for guarantees issued after December 31, 2002.

The Company has certain guarantees disclosable under FIN 45 as follows:

•                  The Company has guaranteed the payment of sublease rentals to our Landlord on several properties the Company sublet.  The maximum guarantee on these properties is $ 2.7 million.

•                  In the Company’s  Mobile Government Segment, the Company may have to pay liquidated damages in some cases if the Company’s  sub-contractors do not perform on time. In addition, the Company sometimes indemnifies certain of its customers against damages, if any, they might incur as a result of a claim brought against them related to third party software imbedded in the Company’s products.  The Company is unable to estimate the maximum exposure of such indemnifications due to the inherent uncertainty and the varying nature of the contractual terms.

The following table provides the changes in the Company’s product warranties:

2002
Warranty liability balance at January 1, 2002	$1,943
Liabilities accrued for warranties issued during the period	493
Warranty claims paid during the period	(490)
Changes in liability for warranties during the period, including expirations	(1,158)
Warranty liability balance at December 31, 2002	$788

(v) EITF 00-21

In November, 2002 the Emerging Issues Task Force issued its final consensus on Revenue Arrangements with Multiple Deliverables.  This guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or alternatively, entities may elect to report the change in accounting as a cumulative-effect adjustment.  EITF 00-21 discusses criteria necessary to determine when an arrangement may be viewed to have separate units of accounting (and thus revenue) and when an arrangement should be viewed as a single unit of accounting.  The Company is currently performing an analysis of how this might affect revenue recognition for arrangements the Company routinely enters into that have multiple deliverables.

(vi) Financial Interpretation No. 46

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. "This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  The Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003.  The application of this Interpretation is not expected to have a material effect on the Company's financial statements.  The Interpretation requires certain disclosures in financial statements  issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

NOTE (5)  ACQUISITIONS

(a)          ALLOCATION OF PURCHASE PRICE

On March 15, 2002, the Company acquired certain assets and licenses from @Track. @Track is a leading provider of wireless-based vehicle fleet management and intelligent mobile-asset-tracking solutions.  The purchase consideration (excluding approximately $800,000 of purchase related expenses) was $15.0 million consisting of $3.0 million in cash and a $12.0 million note payable.  The note was interest bearing at 5.75% and was paid in equal monthly cash installments from May 2002 through July 2002.  This acquisition has been accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date.  The allocation of the purchase price for this acquisition, which was determined based on a third party appraisal, is summarized as follows:

2002
(AMOUNTS IN THOUSANDS)
Current assets	$1,153
Property and equipment	636
Identifiable intangibles	2,815
Goodwill	11,196
Total consideration	$15,800

(b) PRO-FORMA RESULTS

The following summary, prepared on a pro forma basis, presents the results of the Company’s operations (unaudited) as if the @Track asset purchase had been completed as of January 1, 2001:

	Years Ended December 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)	2002	2001
	(UNAUDITED)	(UNAUDITED)
Revenue	$122,830	$143,872
Net loss	$(324,540)	$(1,652,720)

Net loss per share — basic and diluted	$(7.71)	$(40.58)

The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the @Track asset purchase had taken place as of January 1, 2001, nor are they a projection of the Company’s results of operations for any future period.

(c) 2000 AND PRIOR ACQUISITIONS

Through December 31, 2001, the Company recorded approximately $1.718 billion in goodwill and other intangibles related to its acquisitions.  During 2000 and 2001 the Company performed on-going analysis of the recoverability of its goodwill and other intangibles and the value of its investments in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of.”  Based on quantitative and qualitative measures, the Company assessed the need to record impairment losses on long-lived assets used in operations when impairment indicators were present.

Based on a variety of indicators, the Company determined during 2001 that the goodwill and other intangibles from its acquisitions may have had become impaired. In accordance with SFAS No. 121, the Company performed undiscounted cash flow analyses of its acquisitions to determine whether any impairments existed. When the undiscounted cash flows were less than the carrying value of the related assets, the Company determined a range of fair values using a combination of valuation methodologies including i.) discounted cash flow analysis, which is based upon converting expected future cash flows to present value, ii.) changes in market value since the date of acquisition relative to other companies and indexes.

As a result of this review, the Company determined that the carrying value of goodwill and certain other intangible assets related to its acquisitions were not fully recoverable.  Accordingly, during 2001, the Company recorded impairment charges of approximately $1.121 billion, which represents the difference between the carrying value and fair value of the goodwill and other intangible assets.  Of the $1.121 billion, $775 million related to the acquisition of Riverbed Technologies, Inc. in March 2000.

See Note 4 above for a discussion of more recent impairments under SFAS No. 142 and SFAS No. 144.

(d) ACQUIRED INTANGIBLES

All of the Company’s identifiable intangibles are being amortized between two and seven years and goodwill was being amortized between three and seven years. On January 1, 2002 the Company discontinued the amortization of goodwill due to its implementation of SFAS No. 142.

Intangible assets consists of the following (amounts in thousands):

	ESTIMATED USEFUL LIVES	DECEMBER 31, 2001	DECEMBER 31, 2002
Goodwill	3 – 7 Years	$490,851	$25,369
Completed technology	3 – 7 Years	68,577	15,034
Trademarks	5 – 7 Years	4,302	2,342
Acquired subscribers	3 – 7 Years	6,400	2,803
Other non-acquisition intangibles	3 – 5 Years	12,779	509
Total intangible assets		582,909	46,057
Less accumulated amortization		(356,135)	(5,661)

Intangible assets net of accumulated amortization		$226,774	$40,396

NOTE (6) INVESTMENTS

Through December 31, 2001, the Company made investments in other businesses totaling approximately $196.8 million.  The Company adjusts the carrying value of its available-for-sale investments and equity method investments in public companies to market and record the change in market value to other comprehensive income.  In accordance with SAB 59, “Accounting for Noncurrent Marketable Equity Securities”, the Company assesses the decline in market value in certain of its public company investments as other than temporary after reviewing the following factors: length of time and extent to which the market value of the investment has been below cost, the financial position and the near-term prospects of the issuer, and the Company’s intent and ability to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value.

With respect to investments in private companies including those the Company accounts for using the equity method, the Company performs on-going reviews based on quantitative and qualitative measures.  In evaluating the Company’s private company investments, the Company determined a range of fair values based on a combination of valuation methods where applicable.  The Company determines fair value from the range of possible values, after considering the strength of the investee’s financial position, future prospects and risk profile of the invested company.

During 2001, the Company recorded a net charge of $143.4 million which included $136.7 million in impairment charges related to its investments.  The remainder of the net charge related to net gains (losses) from the sales of investments, and changes in the fair value of warrants.  During 2002, the Company recorded a net charge of $14.4 million which included $14.1 million in impairment charges related to our investments.  The remainder of the charge related to net gains (losses) from the sales of investments, and changes in the fair value of warrants.

NOTE (7) RESTRUCTURING CHARGES

During each of the last three quarters in 2001, the Company had restructuring charges totaling $45.0 million.  The Company implemented an expense reduction plan as part of the Company’s integration strategy focused on improving operational efficiencies and the implementation of other measures intended to reduce planned expenses.  These efforts have resulted in the consolidation of excess facilities and a reduction in the Company’s work force.  The charges related mainly to a workforce reduction of over 480 positions and the closing or consolidation of twelve facilities. Employee separation benefits under the restructuring plan include severance, medical, and other benefits.  Facility closure costs included expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.

During 2002, the Company continued its expense reduction plan focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses.  These efforts have resulted in the further consolidation of excess facilities and elimination of positions.  As a result of this restructuring plan, the Company recorded charges to earnings during 2002 of $37.7 million.  The charge related mainly to a workforce reduction of over 353 positions and the closing or consolidation of four facilities.  Employee separation benefits of $5.6 million under the restructuring plan include severance, medical, and other benefits.  Facility closure and other costs of $32.1 million include expected losses on subleases, brokerage commissions, asset impairment charges, and other costs.  As of December 31, 2002, the accrued liability balance related to the restructuring was $32.5 million.

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

A rollforward of the restructuring accrual is as follows:

	Employee Separation Benefits	Facility Closure Costs and Other	Total
2001 Restructuring:
Second quarter	$4,870	$10,989	$15,859
Third quarter	4,070	14,528	18,598
Adjustments made during the third quarter	(147)	(220)	(367)
Fourth quarter	1,435	6,386	7,821
Adjustments made during the fourth quarter	—	3,095	3,095
Total restructuring charge for period ending December 31, 2001	$10,228	$34,778	$45,006
Second quarter reclassification from acquisition accounts	—	1,643	1,643
Cash payments	(8,626)	(10,206)	(18,832)
Restructuring liability as of December 31, 2001	$1,602	$26,215	$27,817

2002 Restructuring:
First quarter	$2,690	$6,491	$9,181
Adjustments made during the first quarter	941	2,434	3,375
Second quarter	110	2,348	2,458
Adjustments made during the second quarter	(27)	594	567
Third quarter	587	6,522	7,109
Adjustments made during the third quarter	—	1,335	1,335
Fourth quarter	1,280	8,651	9,931
Adjustments made during the fourth quarter	21	3,767	3,788
Total restructuring charge for period ending December 31, 2002	$5,602	$32,142	$37,744
Second quarter reclassification from other accruals	—	774	774
Third quarter non-cash charges	—	(6,522)	(6,522)
Fourth quarter non-cash charges	—	1,903	1,903
Cash payments	(6,781)	(22,483)	(29,264)
Total restructuring liability as of December 31, 2002	$423	$32,029	$32,452

NOTE (8)  RELATED PARTY TRANSACTIONS

(a) AOL

The Company entered into a series of agreements (the “Agreements”) with America Online, Inc. (“AOL”) in November 2001.  The agreements included a product development and licensing agreement, a media agreement, and a common stock purchase agreement.  On November 4, 2002, the Company, AOL and AOL Time Warner Inc. (“AOLTW” and, collectively with AOL, the “AOL Parties”) entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) pursuant to which the Company and the AOL Parties agreed to terminate all of the Agreements with the exception of a Stock Purchase Agreement.  The Stock Purchase Agreement will remain in effect to govern the 737,790 shares of the Company’s stock purchased by AOL on December 3, 2001 but was modified by the Settlement Agreement so as not to require future investment in the Company by AOL. In connection with the termination of the other Agreements, the Settlement Agreement also provides for the release to the Company of approximately $5.3 million that the Company had previously deposited in an escrow account under the terms of the Agreements.  The parties have agreed that no other amounts are due or owing to any party.  Pursuant to this settlement the Company took a charge of approximately $6.5 million to write off certain AOL related intangible assets.  Such amount has been recorded in the restructuring charge for the year ended December 31, 2002.

(b) ADDITIONAL RELATED PARTY INFORMATION

In the ordinary course of business, the Company has entered into sales arrangements with entities in which the Company has equity interests or entities that have an equity interest in the Company.  For the years ended December 31, 2000, 2001 and 2002, the Company recorded revenue from these related parties aggregating approximately $10.5 million, $11.4 million and $1.6 million, respectively.  As of December 31, 2001 and 2002, the Company had gross accounts receivable from these related entities aggregating approximately $1.8 million and $200,000, respectively.

During the years 2000, 2001, and 2002, the Company received services from stockholders and other related entities including Reuters (financial data services), Huber Oros (benefit coordination services) and AOL Time Warner (advertising services).  These companies are considered related parties due to the fact that they are significant stockholders or entities with familial relationships with members of the senior management of the Company or with significant shareholders of the Company. For the year ended December 31, 2002, related party expense was $5.3 million, the majority of which related to advertising services purchased.  For the years ended December 31, 2000 and 2001, related party expenses were $5.7 million and $2.2 million respectively.

NOTE (9)  SEGMENT INFORMATION

(a) SEGMENTS

The Company’s operating segments include Enterprise Mobility Solutions, Transportation, and Mobile Government.

The Enterprise Mobility Solutions (EMS) Segment is focused on providing integrated wireless data solutions to enterprises with product development emphasis on field service, sales force automation, distribution and delivery management, and mail and messaging access.

In the Company’s Transportation Segment, its main products are MobileMax™, a vehicle location and messaging solution for long-haul trucks, and a number of asset monitoring products, including GeoLogic™, TrailerMax™ and 20/20v™.  The MobileMAX™ product allows transportation companies to have access to least-cost-routing capability of multi-mode technology (terrestrial and satellite connectivity) to deliver two-way data and dispatch messaging and automatic, instantly communicated information on each vehicle - most typically trucks.

In the Mobile Government Segment, the Company is a service provider in the area of wireless  data solutions for public safety. The Company has products for both law enforcement and asset tracking. The Company’s public safety solutions are integrated into 47 different state databases as well as local and federal databases to deliver real-time information in seconds without having to involve dispatch or other resources.  The Company’s products in this area are the PacketCluster family of products, the handheld version of PacketCluster Patrol called PocketBlue, the FireRMS family of products for fire and rescue companies, and the handheld application for this community, PocketRescue.

Corporate and Other consists mainly of corporate assets.  The Company does not allocate corporate assets to the Segments for internal reporting purposes.

The Company began to report its financial results by Segment as of the first quarter of 2000. During 2000, 2001 and 2002, the Company’s reportable Segments have changed — and the Company expects them to continue to change — as its operating structure, business and the market in which it operates evolves.  As the Company did not report based on these segments last year, it is impracticable for the Company to compare this year’s results to the results of last year’s.

Segment detail is summarized as follows:

YEAR ENDED DECEMBER 31, 2002	Enterprise Mobilility Solutions	Transportation	Mobile Government	Corporate & Other	Total
Revenue	$54,894	$41,147	$20,490	$0	$116,531
Gross Profit (loss)	$18,300	$17,478	$13,533	$0	$49,311
Total Assets	$0	$0	$0	$473,409	$473,409

(b) GEOGRAPHICAL REGIONS

The Company derives revenue primarily from the United States and Europe.  Information regarding the Company’s revenues and long-lived assets in different geographic regions is as follows:

	TWELVE MONTHS ENDED DECEMBER 31,
	2001	2002
Revenue:
U.S	$95,697	$107,103
Aggregate Foreign	17,183	9,428
	$112,880	$116,536
Long-Lived Assets
U.S	$341,441	$82,898
Aggregate Foreign	11,811	733
	$353,525	$83,631

NOTE (10) PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

		DECEMBER 31,
	ESTIMATED USEFUL LIVES	2001	2002
Furniture and fixtures	7 Years	$2,886	$2,786
Computer and equipment	3 – 10 Years	22,208	20,319
Software	3 Years	20,964	22,654
Leasehold improvements	Term of Lease	8,687	6,913
Airplane	10 Years	11,765	—	(1)
Network operations centers	3 Years	24,580	24,292
Construction in progress	—	2,822	—
Total property and equipment		$93,912	$76,964
Less depreciation		(32,608)	(57,663)
Property and equipment net of depreciation		$61,304	$19,301

(1) In 2002, this asset was reclassified as assets held for sale in accordance with SFAS No. 144.

NOTE (11) DEBT

Notes payable at December 31, 2001 and 2002 consists of $290.5 million, and $154.9 million of 6% convertible subordinated notes (the Notes) due in 2005.  During 2002, the Company bought back $135.6 million of outstanding Notes and recognized an extraordinary gain of $42.8 million on the early extinguishment of debt.  During 2001, the Company bought back $20.0 million of the outstanding Notes and recognized an extraordinary gain of $7.7 million on the early extinguishment of debt.

Also included in notes payable at December 31, 2001 is $10.3 million of notes payable to certain former shareholders of Synamic Limited. Synamic Limited was acquired by Sila, a majority owned subsidiary of the Company, in August 2000.  The Note was payable between August 15, 2002 and August 15, 2003 at the former shareholders’ discretion and bore interest at a rate of 6.15% through April 15, 2001, at which time the rate was adjusted to 5.9%.  On August 15, 2002, the Company paid this obligation in full.

The aggregate maturities of debt for each of the five years subsequent to December 31, 2002 are as follows (amounts in thousands):

2003	$4
2004	17
2005	154,925
2006	—
Thereafter	—
$154,946

NOTE (12) INCOME TAXES

The Company has provided no current income taxes due to the losses incurred in all periods.  The income tax benefit for 2000 and 2001 consists primarily of a foreign deferred tax benefit associated with the amortization of identifiable intangible assets acquired by Sila.  The income tax benefit for 2002 primarily relates to refunds received from the carryback of federal net operating losses to prior tax years.

A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the year ended December 31, 2000, 2001 and 2002 follows:

	2000	2001	2002
Statutory Federal income tax rate	(35.0)%	(35.0)%	(35.0)%
Effect of:
Nondeductible goodwill amortization/impairment	18.9	21.2	13.9
Foreign	1.1	1.9	0.4
Other	(1.0)	0.2	(0.4)
Valuation allowance	15.6	11.1	20.9
Effective income tax rate	(0.4)%	(0.6)%	(0.2)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2002, are presented below (amounts in thousands):

	DECEMBER 31, 2001	DECEMBER 31, 2002
Deferred tax assets:
Net operating loss carryforwards	$232,755	$268,011
Investments	53,359	39,965
Capital loss carryforwards	14,213	31,612
Stock related compensation	4,998	6,535
Allowance for doubtful accounts	4,321	3,180
Accrued compensation	4,036	2,037
Reserves and other	16,259	22,935
Depreciation and amortization	—	6,574
Intangibles	—	23,781
Tax credit carryforwards	3,337	5,946
Gross deferred tax assets	$333,278	$410,576
Valuation allowance for deferred tax assets	(331,729)	(410,576)
Net deferred tax assets	$1,549	$—

Deferred tax liabilities:
Depreciation and amortization	$506	$—
Intangibles	1,043	—
Net deferred tax liabilities	$1,549	$—
Deferred income tax liability, net	$—	$—

The net change in the valuation allowance for deferred tax assets was an increase of $226.1 million in 2001 and $78.9 million in 2002.  The increase in 2002 consists of an increase of $78.9 million related to continuing operations.  The increase in 2001 consists of an increase of $219.6 million related to continuing operations and an increase of $6.5 million related to amounts booked directly to stockholders’ equity.

In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projected future taxable income over the periods in which the deferred tax assets are deductible, management has determined that a valuation allowance of $331.7 million and $410.6 million is required as of December 31, 2001 and 2002, respectively.

As of December 31, 2002, the Company had Federal and State net operating loss carryforwards of approximately $638.8 million that expire between 2012 and 2022.  In addition, the Company has capital loss carryforwards of approximately $90.3 million that expire between 2006 and 2007.  As a result of changes in common stock ownership, the future realization of net operating loss carryforwards, capital loss carryforwards and certain other tax credits may be limited.

NOTE (13) PENSION PLANS

The Company has two defined contribution plans under Section 401(k) of the Internal Revenue Code that provide for voluntary employee contributions of 1 to 15 percent of compensation for substantially all employees.  The Company contributed $636,000, $2.2 million and $1.4 million to the plans for the years ended December 31, 2000, 2001 and 2002, respectively.

NOTE (14) STOCK OPTIONS AND WARRANTS

In 1996, the Company adopted a Unit Option Plan. In September 1999, the Company adopted the 1999 Equity Incentive Plan (the Plan) to replace the Unit Option Plan.  Under the Plan, the Company has the ability to grant options to acquire up to 20% of the outstanding shares of common stock to its employees, directors, and service providers.  Options under the Plan generally expire after ten years and normally vest over a period of up to four years.  Options are generally granted at an exercise price equal to the fair value on the grant date. Effective December 15, 2000, the Company adopted the Acquisition Incentive Plan (the 2000 Plan) to provide options or direct grants to employees and other service providers of the Company and its related companies with respect to the Company’s common stock.  The Company has the ability to grant options to acquire up to an additional 5% of the outstanding shares of common stock under the 2000 Plan.  All employees (except directors and officers of the Company and any eligible affiliates) are eligible for the awards under the 2000 Plan, without shareholder approval.  Options are generally granted at an exercise price equal to the fair value of the common stock on the grant date.

In January 2001, the Company’s employees were offered the right to exchange existing options for shares of restricted stock.  In total, 567 employees agreed to have their options canceled in exchange for approximately 756,000 shares of restricted stock.  The Company recorded expense of $5.9 million and $2.7 million related to this stock during 2001 and 2002 respectively, and expects to record up to $2.8 million of expense over the next 2 years associated with the issuance of the restricted stock.

The per share weighted-average value of options granted by the Company during 2000, 2001 and 2002 was $113.35, $7.11 and $2.22, respectively, on the date of grant using the Black-Scholes option-pricing model.  The 2000 and 2001 calculations used an expected option life of four years and volatility of 70 percent.  The amounts calculated for 2002 were based on an expected option life of five years and volatility of 70 percent.  In addition, the calculations assumed a risk-free interest rate of 5.08 percent to 6.38 percent in 2000, 3.70 percent to 4.71 percent in 2001 and 4.95 percent to 5.09 percent in 2002.  A summary of the stock option activity is as follows:

	2000		2001		2002
	WEIGHTED- AVERAGE EXERCISE NUMBER OF SHARES	PRICE (PER SHARE)	WEIGHTED AVERAGE EXERCISE NUMBER OF SHARES	PRICE (PER SHARE)	WEIGHTED AVERAGE EXERCISE NUMBER OF SHARES	PRICE (PER SHARE)
	(IN THOUSANDS)		(IN THOUSANDS)		(IN THOUSANDS)

Stock options outstanding at beginning of year	3,933	$4.48	6,957	$64.61	6,251	$19.22

Granted	4,982	$91.69	3,825	$12.72	3,848	$3.01

Exercised	(1,612)	$3.01	(529)	$2.47	(481)	$1.31

Canceled	(346)	$56.40	(4,002)	$92.83	(2,539)	$19.57
Outstanding at end of year	6,957	$64.61	6,251	$19.22	7,079	$9.91

Stock options exercisable at year-end	1,435	$4.38	2,336	$9.31	2,282	$11.44

The following table summarizes information about stock options at December 31, 2002:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER AT DECEMBER 31, 2002	WEIGHTED-AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED-AVERAGE EXERCISE PRICE (PER SHARE)	NUMBER AT DECEMBER 31, 2002	WEIGHTED-AVERAGE EXERCISE PRICE (PER SHARE)
	(IN THOUSANDS)	(IN YEARS)		(IN THOUSANDS)
Restricted Stock	684,255	8.4	$0.00	0	$0.00
$ 0.24—$1.60	1,110,925	5.7	$1.48	1,109,520	$1.48
$ 1.61—$4.80	3,065,856	8.7	$3.39	367,409	$3.20
$ 4.81—$8.53	231,213	7.3	$7.33	90,738	$7.92
$ 8.54—$34.75	1,509,683	7.7	$12.84	489,219	$12.07
$ 34.76—$75.38	347,033	7.4	$66.20	169,690	$62.62
$ 75.39—$92.00	63,600	6.3	$83.25	25,464	$83.14
$ 92.01—$235.00	67,091	5.0	$130.52	29,723	$131.86
	7,079,656	7.8	$9.91	2,281,763	$11.44

NOTE (15) COMMITMENTS AND CONTINGENCIES

(a) LEGAL PROCEEDINGS

Aether is among the hundreds of defendants named in nine class action lawsuits seeking damages on account of alleged violations of securities law.  The case is being heard in the United States District Court for the Southern District of New York.  The court has consolidated the actions by all of the named defendants that actually issued the securities in question.  Now there are approximately 310 consolidated cases before Judge Scheindlin, including the Aether Systems action, under the caption In Re Initial Public Offerings Litigation, Master File 21 MC 92 (SAS).

These actions were filed on behalf of persons and entities that acquired our common stock after our initial public offering in October 20, 1999.  Among other things, the complaints claim that prospectuses, dated October 20, 1999 and September 27, 2000 and issued by Aether in connection with the public offerings of common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws because the prospectuses allegedly failed to disclose that the offerings’ underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers which were designed to maintain, distort and/or inflate the market price of the Company’s common stock in the aftermarket.  The actions seek unspecified monetary damages and rescission.  Aether believes the claims are without merit and is vigorously contesting these actions.

Initial motions to dismiss the case were filed and the court held oral argument on the motions to dismiss on November 1, 2002.  On February 19, 2003, the court issued an Opinion and Order on defendants’ motions to dismiss, which granted the motions in part and denied the motions in part.  As to Aether Systems, the motion to dismiss the claims against it was denied in its entirety.  Discovery is now commencing.  Because the litigation is at a very early stage, the Company is unable to assess the likelihood of an unfavorable outcome and can make no determination as to the amount or range of potential loss, if any.

Aether is also a party to other legal proceedings in the normal course of business.  Based on evaluation of these matters and discussions with counsel, the Company believes that liabilities arising from these matters will not have a material adverse effect on the consolidated results of its operations or financial position.

(b) CONTRACTUAL COMMITMENTS

For fiscal year 2003, the Company has contractual commitments of approximately $43.7 million primarily relating to RIM inventory purchase commitments, EDS purchase commitments and Motient airtime purchase commitments.  Although there can be no assurance, the Company believes that actual expenditures related to these items in 2003 will be less than $43.7 million due to reductions the Company is currently in the process of negotiating.

(c) LEASES

The Company is obligated under noncancelable operating leases for office space that expire at various dates through 2010.  Future minimum lease payments under noncancelable operating leases are approximately as follows: (in thousands)

	YEAR ENDING DECEMBER 31,
	Gross Commitments	Amounts Receivable Under Subleases

2003	$12,021	$56
2004	10,894	56
2005	8,735	5
2006	8,109	—
2007	7,999	—
Thereafter	23,635	—
Total minimum lease payments	$71,393	$117

Rent expense under operating leases was approximately $4.5 million, $13.7 million, and $ 6.6 million for the years ended December 31, 2000, 2001 and 2002, respectively.  Facilities representing approximately $61.3 million of the Company’s minimum lease payments have been subleased or are available for sublease.  There can be no assurance that the Company will successfully sublease these facilities.

(d) LETTERS OF CREDIT

During the normal course of operations, the Company has also entered into various letter of credit agreements.  As of December 31, 2002 the Company had outstanding $ 7.8 million in letters of credit which expire at various times over the next eight years.

NOTE (16) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	QUARTER ENDED MARCH 31, 2002	QUARTER ENDED JUNE 30, 2002	QUARTER ENDED SEPTEMBER 30, 2002	QUARTER ENDED DECEMBER 31, 2002	YEAR ENDED DECEMBER 31, 2002
Revenue	$23,672	$31,618	$31,711	$29,530	$116,531
Gross profit	9,908	13,314	13,428	12,661	49,311
Net loss	(55,634)	(19,455)	(226,212)	(24,121)	(325,422)
Net loss per common share — basic and diluted	(1.32)	(0.46)	(5.37)	(0.57)	(7.73)

	QUARTER ENDED MARCH 31, 2001	QUARTER ENDED JUNE 30, 2001	QUARTER ENDED SEPTEMBER 30, 2001	QUARTER ENDED DECEMBER 31, 2001	YEAR ENDED DECEMBER 31, 2001
Revenue	$30,659	$32,084	$24,948	$25,189	$112,880
Gross profit (loss)	10,826	13,484	(2,623)	10,439	32,126
Net loss	(1,200,300)	(103,640)	(243,379)	(106,776)	(1,654,095)
Net loss per common share — basic and diluted	(29.67)	(2.55)	(5.98)	(2.59)	(40.61)

NOTE (17) SUBSEQUENT EVENTS

On January 16, 2003, the Company signed several agreements with Electronic Data Systems Corporation (EDS).  Under an alliance agreement, the companies will jointly develop and market new solutions using the Company’s technology.  EDS plans to install a network to deliver wireless solutions connecting the Company with suppliers and clients using an EDS facility as the management hub.  Additionally, under a separate managed services agreement, EDS will manage the Company’s internal IT operations and customer care services for fees and specified costs.  As a result of the managed services agreement, the Company will be transitioning its responsibility for monitoring its network operations to EDS.  Further, certain of the Company’s employees will become employees of EDS.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Aether Systems, Inc.:

Under date of February 4, 2003, we reported on the consolidated balance sheets of Aether Systems, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in this Annual Report on Form 10-K. We did not audit the consolidated financial statements of Sila Communications Limited, a majority-owned subsidiary, as of December 31, 2001 and for the years ended December 31, 2000 and 2001, which statements reflect total assets constituting 2.2% of the related consolidated total in 2001and total revenues constituting 21.7% and 11.5% of the related consolidated totals in 2000 and 2001, respectively.  Those statements were audited by other auditors, whose report has been furnished to us, and our opinion insofar as it relates to the amounts included for Sila Communications Limited is based solely on the report of the other auditors.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule.  This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

McLean, Virginia
February 4, 2003

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(AMOUNTS IN THOUSANDS)

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	ACQUIRED BALANCES	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF YEAR
2000
Allowance for doubtful accounts	$56	$4,478	$1,391	$—	$230	$5,695
2001
Allowance for doubtful accounts	5,695	—	9,801	4,363	9,298	10,561
2002
Allowance for doubtful accounts	10,561	—	3,578	517	6,967	7,689