Form 10-Q
period 2003-03-31
AETHER SYSTEMS INC
filed 2003-05-15
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2003

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

Common Stock, Par Value $.01
Convertible Subordinated Notes Due 2005

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes   ☒   No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 14, 2003, 42,509,699 shares of the Registrant’s common stock, $.01 par value per share, were outstanding.

AETHER SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

PART I—FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

AETHER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2003	December 31, 2002
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$53,756	$68,593
Short-term investments	261,496	255,825
Trade accounts receivable, net	24,876	22,788
Inventory, net	13,118	19,664
Assets held for sale	4,800	5,250
Net investment in sales-type leases (current)	1,822	1,656
Prepaid expenses and other current assets	16,299	16,002
Total current assets	376,167	389,778

Property and equipment, net	20,267	19,301
Investments	2,006	2,228
Goodwill	25,369	25,369
Intangibles, net	13,712	15,027
Net investment in sales-type leases (non-current)	8,099	6,691
Other noncurrent assets, net	16,155	15,015
	$461,775	$473,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$26	$4
Accounts payable	6,014	1,902
Accrued expenses	16,683	19,963
Accrued employee compensation and benefits	7,210	7,336
Deferred revenue	16,884	14,234
Current portion of restructuring reserve	8,246	8,651
Accrued interest payable	205	2,529
Total current liabilities	55,268	54,619

Convertible subordinated notes payable and other notes payable, less current portion	154,939	154,942
Deferred revenue	13,397	11,789
Restructuring reserve	22,099	23,801
Other long term liabilities	834	858
Total liabilities	246,537	246,009

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 42,290,197 and 42,249,280 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	423	422
Additional paid-in capital	2,587,236	2,586,613
Accumulated deficit	(2,377,271)	(2,364,831)
Foreign currency translation adjustment	4,178	3,722
Unrealized gain on investments available for sale	672	1,474
Total stockholders’ equity	215,238	227,400

Commitments and Contingencies
Total liabilities and stockholders’ equity	$461,775	$473,409

See accompanying notes to condensed consolidated financial statements.

AETHER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended March 31,
	2003	2002

Subscriber revenue	$18,992	$12,309
Engineering services revenue	79	1,623
Software and related services revenue	5,849	6,022
Device sales	4,317	3,718
Total revenue	29,237	23,672

Cost of subscriber revenue	9,845	7,354
Cost of engineering services revenue	21	803
Cost of software and related services revenue	1,273	2,176
Cost of device sales	4,715	3,431
Total cost of revenue	15,854	13,764

Gross profit	13,383	9,908

Operating expenses:
Research and development (exclusive of option and warrant expense)	4,438	8,626
General and administrative (exclusive of option and warrant expense)	11,710	17,375
Selling and marketing (exclusive of option and warrant expense)	3,385	10,154
Depreciation and amortization	4,250	10,749
Option and warrant expense:
Research and development	204	1,258
General and administrative	321	587
Selling and marketing	84	376
Impairment of intangibles and other assets	442	2,377
Restructuring charge	526	12,556
Total operating expenses	25,360	64,058

Operating loss	(11,977)	(54,150)

Other income (expense):
Interest income	2,364	2,502
Interest expense	(2,602)	(4,763)
Gain on extinguishment of debt	—	6,262
Equity in losses of investments	(59)	(2,773)
Investment losses, including impairments, net	(166)	(4,235)
Minority interest	—	1,523
Loss before cumulative effect of change in accounting principle	(12,440)	(55,634)
Cumulative effect of change in accounting principle relating to adoption of SFAS No. 142	—	(129,306)
Net loss	$(12,440)	$(184,940)

Other comprehensive income (loss):
Unrealized holding losses on investments available for sale	(802)	(1,503)
Foreign currency translation adjustment	456	82
Comprehensive loss	$(12,786)	$(186,361)

Net loss per share-basic and diluted before cumulative effect of change in accounting principle	$(0.29)	$(1.32)
Cumulative effect of change in accounting principle relating to adoption of SFAS No. 142	—	(3.08)
Net loss per share-basic and diluted	$(0.29)	$(4.40)

Weighted average shares outstanding—basic and diluted	42,271	41,993

See accompanying notes to condensed consolidated financial statements.

AETHER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(unaudited)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(12,440)	$(184,940)
Adjustments to reconcile net loss to net cash used by operating activities:
Cumulative effect of a change in accounting principle	—	129,306
Depreciation and amortization	4,250	10,749
Amortization of loan fees	280	245
Provision for doubtful accounts	121	1,063
Depreciation on leased devices	113	—
Equity in losses of investments	59	2,773
Option and warrant expense	609	2,221
Minority interest	—	(1,523)
Gain on extinguishment of debt	—	(6,262)
Impairment of intangibles and other assets	447	2,377
Investment losses, including impairments	166	4,235
Changes in assets and liabilities, net of acquired assets and liabilities:
(Increase) decrease in trade accounts receivable	(2,209)	533
Decrease in inventory	3,565	8
(Increase) decrease in prepaid expenses and other assets	(1,256)	1,599
Increase in investment in sales-type leases	(1,573)	—
Increase (decrease) in accounts payable	4,113	(5,019)
Decrease in accrued expenses, accrued employee compensation and benefits and interest payable	(5,731)	(5,751)
Increase in deferred revenue	4,258	267
Increase (decrease) in restructuring reserve and other long term liabilities	(2,112)	9,520

Net cash used in operating activities	(7,340)	(38,599)

Cash flows from investing activities:
Sales and maturities of short-term investments	165,265	—
Purchases of short-term investments	(171,741)	—
Acquisitions, net of cash acquired	—	(3,486)
Purchases of property and equipment	(976)	(2,342)
Purchase and sale of long-term investments, net	—	762
Increase in other intangible assets	(60)	(50)

Net cash used in investing activities	(7,512)	(5,116)

Cash flows from financing activities:
Proceeds from issuance of common stock	15	415
Repayment of notes payable including buyback of convertible debt	—	(8,848)
Repayments on notes payable/credit facility	—	(252)

Net cash provided by (used in) financing activities	15	(8,685)

Net decrease in cash and cash equivalents	(14,837)	(52,400)
Cash and cash equivalents, at beginning of period	68,593	522,177

Cash and cash equivalents, at end of period	$53,756	$469,777
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,647	$8,704

Supplemental disclosure of non-cash investing and financing activities:

For the three months ended March 31, 2003 and 2002, the Company incurred unrealized holding losses associated with its investments available for sale totaling $802 and $1,503, respectively. These amounts have been reported as decreases in members’ capital and stockholders’ equity.

In connection with the acquisition of certain assets of @Track Communications, Inc. on March 18, 2002, the Company issued a note payable for $12.0 million. Such amount has been allocated to the fair value of the assets purchased.

During the three months ended March 31, 2003, the Company transferred $2,981 of inventory leased to a customer under an operating lease to fixed assets.

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

The Company provides the services, software and support necessary for businesses to extend existing and future applications from the desktop to almost all currently available personal digital assistant (PDA) operating systems and their respective wireless devices. Through the Aether FusionTM approach, the Company develops, deploys and manages wireless solutions built on industry standard technology and backed by the Company’s expertise in wireless hosting, software and services.

The Company operates in three business segments:  enterprise mobility solutions, mobile government, and transportation.

In the first quarter of 2002, the Company expanded its products, services, and customer base in the transportation market through the acquisition of certain assets and licenses from @Track Communications, Inc. (“@Track”). @Track is a leading provider of wireless-based vehicle fleet management and intelligent mobile-asset-tracking solutions.

(b) BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Aether Systems, Inc. and its subsidiaries. The condensed consolidated balance sheet as of March 31, 2003, the condensed consolidated statements of operations and other comprehensive loss and cash flows for the three months ended March 31, 2003 and 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2002 on Form 10-K.

NOTE (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  USE OF ESTIMATES

                The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, long-term contracts, allowances for uncollectible receivables, inventory obsolescence and warranty reserves, recoverability of long-lived assets and investments, depreciation and amortization, employee benefits, restructuring accruals, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

(b)         ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

(IN THOUSANDS)	March 31, 2003	December 31, 2002
Billed	$27,927	$26,155
Unbilled	4,408	4,322
Allowance for doubtful accounts	(7,459)	(7,689)
Total Accounts Receivable	$24,876	$22,788

The Company believes all unbilled accounts receivable will be billed within the next twelve months.

(c)  IMPAIRMENTS

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values.  Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

In connection with the adoption of SFAS No. 142, “Goodwill and Other Intangibles” on January 1, 2002, the Company was required to perform a transitional impairment analysis and reflect the changes as of January 1, 2002.  The Company completed its analysis in the third quarter of 2002 and recorded a charge through cumulative effect of change in accounting principle of $129.3 million.  As such, the Company's condensed consolidated financial statements for the three months ended March 31, 2002 have been adjusted to reflect this change.  This cumulative effect in accounting principle (which is a non-cash charge) was not included in the results issued in the Company's press release dated May 6, 2003 furnished to the SEC on Form 8-K dated May 9, 2003.

(d)  STOCK OPTIONS AND WARRANTS

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

	Three Months Ended March 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)	2003	2002
Net loss as reported	$(12,440)	$(184,940)
Add stock-based employee compensation expense included in reported net income	609	2,221
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(5,992)	(21,329)
Pro forma net loss	$(17,823)	$(204,048)
Pro forma net loss per share	$(0.42)	$(4.86)

(e)  EARNINGS PER SHARE

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

(f)  RECLASSIFICATIONS

Certain fiscal year 2002 amounts have been reclassified to conform to the current year presentation.

(g)  RECENT ACCOUNTING PRONOUNCEMENTS

i) SFAS No. 145

In April 2002, the FASB issued SFAS No. 145, “ Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinded FASB No. 4 and 64 in relation to reporting gains and losses from extinguishment of debt.  The Statement amended SFAS No. 4 and 64 and requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Opinion 30.  Applying the provisions of Opinion 30 differentiates between normal recurring operations of a company and transactions that are unusual or infrequent in nature.  SFAS No. 145 also amended Statement No. 13, to the effect that sale-leaseback accounting for certain lease modifications should be accounted for in the same manner as sale-leaseback transactions.  In connection with the adoption of this statement, the Company reclassified $6.3 million of extraordinary gains from early extinguishment of debt to continuing operations for the three months ended March 31, 2002.

(ii) SFAS No. 146

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value.  The Statement in turn eliminates the definition and requirements of EITF Issue 94-3.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 may have an effect on the timing of restructuring charges taken, if and when they occur.  The Company adopted the provisions of SFAS No. 146 on January 1, 2003 and is applying the provisions on a prospective basis.

(iii) SFAS No. 148

In December 2002, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”.  The Statement is effective for fiscal years ended after December 15, 2002.  SFAS No. 148 requires new disclosures about the effect of stock-based employee compensation on reported results.  The Statement requires that effects be disclosed more prominently by specifying the form, content and location of those disclosures.  SFAS No. 148 permits several ways of transitioning to the fair value method of accounting for stock-based compensation, however the Statement does not require that companies discontinue the intrinsic value method of accounting for stock-based compensation.  The Company will continue to use the intrinsic value method of accounting for stock-based compensation and has adopted the disclosure requirements of the Statement.

(iv) Financial Interpretation No. 45

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Interpretation No. 45 discusses the necessary disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued.  It also discusses that the guarantor must recognize a liability, at fair value at the inception of the guarantee, for the obligation incurred in issuing the guarantee.

The Company has certain guarantees disclosable under FIN 45 as follows:

•                  The Company has guaranteed the payment of sublease rentals to our landlord on several properties the Company sublet.  The maximum guarantee on these properties is approximately $2.7 million.

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

The following table provides the changes in the Company’s product warranties:

Warranty liability balance at December 31, 2002	$788
Liabilities accrued for warranties issued during the period	925
Warranty claims paid during the period	(134)
Warranty liability balance at March 31, 2003	$1,579

(v) Financial Interpretation No. 46

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation.  The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003.  The interpretation is applied to the enterprise no later than the end of the first reporting period beginning after June 15, 2003.  The application of this interpretation is not expected to have a material effect on the Company’s financial statements.  The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the interpretation becomes effective.

(vi) EITF 00-21

In November 2002, the Emerging Issues Task Force issued its final consensus on Revenue Arrangements with Multiple Deliverables.  This guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or alternatively, entities may elect to report the change in accounting as a cumulative-effect adjustment.  EITF 00-21 discusses criteria necessary to determine when an arrangement may be viewed to have separate units of accounting (and thus revenue) and when an arrangement should be viewed as a single unit of accounting.  The Company is currently performing an analysis of how this might affect revenue recognition for arrangements the Company routinely enters into that have multiple deliverables.

NOTE (3)  ASSET PURCHASE

On March 15, 2002, the Company expanded its products, services, and customer base in the transportation and logistics market through the acquisition of certain assets and licenses from @Track. @Track was a leading provider of wireless-based vehicle fleet management and intelligent mobile-asset-tracking solutions. The purchase consideration (excluding approximately $800,000 of purchase related expenses) was $15.0 million consisting of $3.0 million in cash and a $12.0 million note payable. The note was interest bearing at 5.75% and was paid in equal monthly cash installments from May 2002 through July 2002. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date. The allocation of the purchase price for this acquisition, which was determined based on a third party appraisal, is summarized as follows:

Current assets	$1,153
Property and equipment	636
Identifiable intangibles	2,815
Goodwill	11,196
Total consideration	$15,800

The following summary, prepared on a pro forma basis, presents the results of the Company’s operations as if the @Track asset purchase had been completed as of January 1, 2002:

(IN THOUSANDS, EXCEPT PER SHARE DATA)	Three months ended March 31, 2002
(UNAUDITED)
Revenue	$29,971
Net loss	$(184,058)

Net loss per share — basic and diluted	$(4.38)

The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the @Track asset purchase had taken place as of January 1, 2002, nor are they a projection of the Company’s results of operations for any future period.

NOTE (4) RESTRUCTURING CHARGES

On January 1, 2003, the Company adopted SFAS No. 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value. The Company recorded a charge to earnings in the first quarter of 2003 of $526,000 related to a workforce reduction. Employee separation benefits under the restructuring plan include severance, medical, and other benefits. As of March 31, 2003, the accrued liability related to all restructuring activities was $30.3 million.

A portion of the accruals taken in prior periods were utilized in the first quarter of 2003. During the first quarter of 2002, Aether continued its expense reduction plan as part of its integration strategy focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses. These efforts have resulted in the further consolidation of excess facilities and elimination of positions. As a result of this restructuring plan, the Company recorded a charge to earnings in the first quarter of 2002 of $12.6 million (including adjustments of approximately $3.4 million). The charge related mainly to a workforce reduction of over 225 positions and the closing or consolidation of three facilities. Employee separation benefits of $3.6 million under the restructuring plan include severance, medical, and other benefits. Facility closure and other costs of $8.9 million include expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.

The calculation of the restructuring accrual related to expected losses on subleases required the Company to make estimates concerning: (1) the expected length of time to sublease the facility; (2) the expected rental rates on subleases; and, (3) estimated brokerage expenses associated with executing the sublease. The Company uses the assistance of independent real estate brokerage firms in developing these estimates and the Company’s estimates may be impacted by future economic trends. The expected losses on subleases have not been discounted. If the actual results differ from the Company’s estimates, the Company may be required to adjust its restructuring accrual related to expected losses on subleases, including recording additional losses.

A rollforward of the restructuring accrual is as follows:

	Employee Separation Benefits	Facility Closure Costs and Other	Total

Total restructuring liability as of December 31, 2001	$1,602	$26,215	$27,817

2002 Restructuring:
First quarter	2,690	6,491	9,181
Adjustments made during the first quarter	941	2,434	3,375
Second quarter	110	2,348	2,458
Adjustments made during the second quarter	(27)	594	567
Third quarter	587	6,522	7,109
Adjustments made during the third quarter	—	1,335	1,335
Fourth quarter	1,280	8,651	9,931
Adjustments made during the fourth quarter	21	3,767	3,788
Total restructuring charge for period ending December 31, 2002	$5,602	$32,142	$37,744
Second quarter reclassification from other accruals	—	774	774
Third quarter non-cash charges	—	(6,522)	(6,522)
Fourth quarter non-cash charges	—	1,903	1,903
Cash payments	(6,781)	(22,483)	(29,264)
Total restructuring liability as of December 31, 2002	$423	$32,029	$32,452

2003 Restructuring:
First quarter	$526	$—	$526
Total restructuring charge for period ending March 31, 2003	$526	$—	$526
Cash payments	(663)	(1,970)	(2,633)
Total restructuring liability as of March 31, 2003	$286	$30,059	$30,345

NOTE (5)  RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has entered into sales arrangements with entities in which the Company has equity interests or entities that have an equity interest in the Company. For the three months ended March 31, 2003 and 2002, the Company recorded revenue from these related parties aggregating approximately $156,000 and $731,000, respectively.  As of March 31, 2003 and December 31, 2002, the Company had gross accounts receivable from these related entities aggregating approximately $126,000 and $200,000, respectively.

During 2003, the Company received services from stockholders and other related entities including Huber Oros (benefit coordination services).  These companies are considered related parties due to the fact that they are significant stockholders or entities with familial relationships with members of the senior management of the Company or with significant shareholders of the Company. For the three months ended March 31, 2003 and 2002, these expenses were $30,000 and $162,000, respectively.

NOTE (6)  LEGAL PROCEEDINGS

Aether is among the hundreds of defendants that are named in the putative class action lawsuits filed in the United States District Court for the Southern District of New York relating to allegedly fraudulent initial public offering practices, which are being coordinated before Judge Shira A. Scheindlin under the caption In Re Initial Public Offering Securities Litigation, 21 MC 92 (S.D.N.Y.) (SAS).  The court has consolidated the actions by issuer, and, accordingly, there are approximately 310 consolidated actions before Judge Scheindlin, including the consolidated action against Aether.

These actions were filed on behalf of persons and entities that acquired Aether common stock after the initial public offering on October 20, 1999.  Among other things, the complaints claim that prospectuses, dated October 20, 1999, March 17, 2000, and September 27, 2000 and issued by Aether in connection with the public offerings of common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws because, inter alia, the prospectuses allegedly failed to disclose that the offerings’ underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers which were designed to maintain, distort and/or inflate the market price of the Company’s common stock in the aftermarket.  The actions seek unspecified monetary damages and rescission.  Aether believes the claims are without merit and is vigorously contesting these actions.

Initial motions to dismiss the case were filed and the court held oral argument on the motions to dismiss on November 1, 2002.  On February 19, 2003, the court issued an Opinion and Order on defendants’ motions to dismiss, which granted the motions in part and denied the motions in part.  As to Aether Systems, the motion to dismiss the claims against it was denied in its entirety.  Discovery is now commencing.  The plaintiffs voluntarily dismissed without prejudice the officer and director defendants of Aether.  Because the litigation is at a very early stage, the Company is unable to assess the likelihood of an unfavorable outcome and can make no determination as to the amount or range of potential loss, if any.

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

The Company’s main products in its Transportation Segment are MobileMax™, a vehicle location and messaging solution for long-haul trucks, and a number of asset monitoring products, including GeoLogic™, TrailerMax™ and 20/20v™.  The MobileMax™ product allows transportation companies to have access to least-cost-routing capability of multi-mode technology (terrestrial and satellite connectivity) to deliver two-way data and dispatch messaging and automatic, instantly communicated information on each vehicle - most typically trucks.

In the Mobile Government Segment, the Company is a service provider in the area of wireless data solutions for public safety. The Company’s products include both law enforcement and asset tracking software applications. The Company’s public safety solutions are integrated into 47 different state databases as well as local and federal databases to deliver real-time information in seconds without having to involve dispatch or other resources.  The Company’s products in this area are the PacketCluster family of products, the handheld version of PacketCluster Patrol called PocketBlue, the FireRMS family of products for fire and rescue companies, and the handheld application for this community, PocketRescue.

Corporate and other consists mainly of corporate assets.  The Company does not allocate corporate assets to the Segments for internal reporting purposes.

The Company began to report its financial results by Segment as of the first quarter of 2000. During 2000, 2001 and 2002, the Company’s reportable Segments have changed — and the Company believes they may continue to change — as its operating structure, business and the market in which it operates evolves.

Segment detail is summarized as follows:

THREE MONTHS ENDED MARCH 31, 2003	Enterprise Mobilility Solutions	Transportation	Mobile Government	Corporate & Other	Total
Revenue	$13,918	$9,788	$5,531	$—	$29,237
Gross Profit	$5,627	$3,653	$4,103	$—	$13,383

THREE MONTHS ENDED MARCH 31, 2002	Enterprise Mobilility Solutions	Transportation	Mobile Government	Corporate & Other	Total
Revenue	$13,309	$5,856	$4,507	$—	$23,672
Gross Profit	$4,906	$2,505	$2,497	$—	$9,908

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

We are focused on several growth areas including enterprise mobility solutions, mobile government, and transportation.

In the first quarter of 2002, we expanded our products, services, and customer base in the transportation market through the acquisition of certain assets and licenses from @Track Communications, Inc. (“@Track”). @Track was a leading provider of wireless-based vehicle fleet management and intelligent mobile-asset-tracking solutions.

In the first quarter of 2003, we signed two agreements with EDS to implement two initiatives that had been under discussion for several months.  Under an alliance agreement, we are working with EDS to develop and deliver wireless and mobile solutions based on Aether technologies and EDS services.  Under a managed services agreement, EDS began to manage on a fee-for-services basis, some of our internal information technology (IT) operations and customer care services.  In accordance with the terms of the managed services agreement, during the first quarter we transitioned the activities associated with monitoring our network operations center to EDS, and certain of our employees became employees of EDS.  In the second quarter of 2003, we initiated discussions with EDS about a potential restructuring of the managed services agreement to reduce or defer a portion of the fees that EDS charges us and the services that EDS provides to us.  We cannot yet predict the outcome of these discussions including the terms of any restructuring or whether they will affect our overall business relationship with EDS or even result in a termination of some or all parts of our relationship with EDS.  We expect these discussions to be completed during the second quarter.

Also in the first quarter of 2003, Aether announced a global strategic alliance with Sun Microsystems.  The alliance will expand the companies’ collaborative sales, marketing, and engineering efforts.  The companies will work together to market joint solutions built on open standards using the SunTM Open Net Environment (Sun ONE) and Aether FusionTM.  The companies will also work together to market the joint solutions for field forces in businesses and government agencies that perform functions such as maintenance and service, distribution and delivery, public safety and healthcare.

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

• Estimating the realizable value of our inventory,

• Valuation of long-lived intangible assets and goodwill;

• Restructuring accruals

(a)                                  REVENUE RECOGNITION

We derive our revenue from four sources: (i) subscriber revenue, (ii) engineering services, (iii) software and related services, and (iv) device sales.  As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.  If we made different judgments or utilized different estimates, the amount and timing of our revenue might have differed materially from that reported.

i.) Subscriber revenue

We derive subscriber revenue from the provision of real-time access to business information integrated into existing wireless communication platforms, and from the provision of comprehensive business solutions designed to meet the mobile management needs of truckload, less-than-load and private carriers.  For all sales, we obtain signed binding contracts with our subscribers.  Contracts with our EMS wireless data subscribers are generally for a one-year period and include a termination penalty if cancelled by the subscriber before the one-year period expires.  These contracts are generally renewable at the option of the subscriber for additional one-year periods or otherwise continue on a monthly basis until cancelled by the subscriber.

Contracts with our transportation subscribers are generally for a three to five year period and include a termination penalty if cancelled by the subscriber before the term of the contract expires.  The contracts are generally renewable at the option of the subscriber for additional periods or otherwise continue on a monthly basis until cancelled by the subscriber.

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

Revenue from licensing software that requires significant customization and modification is recognized using the percentage of completion method, based on the hours incurred in relation to the total estimated hours.  If we made different judgments or utilized different estimates of the total amount of work we expect to be required to customize or modify the software, the timing of our revenue recognition from period to period, and our margins in the reporting period, may have differed materially from that reported.  Service revenues consist principally of maintenance and technical support, which consists of unspecified when-and-if available product updates and customer telephone support services and are recognized ratably over the term of the service period.  If we allocated more or less value to these when-and-if deliverables, the timing of our revenue recognition may have differed materially from that reported.  Other service revenues are recognized as the related services are provided. In situations where we host the software and the customer has the option to take possession of the software at any time during the hosting period without significant penalty and we believe it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to us to host the software, the software element is accounted for as a separate element, in accordance with SOP 97-2.

Otherwise, such amounts are recognized ratably over the hosting period. If our assessment of this feasibility were different, the timing of our revenue recognition may have differed materially from that reported.

iv.) Device revenue

We derive device revenue on the sale of wireless devices used to provide our services.  We have assessed the interoperability of the types of hardware that we sell, and when customers can obtain similar equipment from other parties services we offer or customers can use equipment purchased from us with services provided by other service providers, we recognize equipment revenue, including the related shipping, installation and activation services, when collectibility is probable and the equipment and related services are provided to the customer.  When the equipment is not deemed to be interoperable (i.e., it can only be used by a customer to acquire our services), the equipment revenue, including the related shipping and activation fees, and related cost are deferred and recognized in the statement of operations over the shorter of the life of the equipment or the estimated term of the subscriber.

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

(b)                                 ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must make estimates of potential product returns and the valuation of our accounts receivable. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns. We recorded provisions for sales returns of  approximately $140,000 and $195,000 during the three months ended March 31, 2003 and 2002, respectively.  We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result, we recorded bad debt expense of  approximately $121,000 and $1.1 million during the first three months of 2003 and 2002, respectively. As of March 31, 2003, our net accounts receivable balance was $24.9 million, net of allowance for sales returns and doubtful accounts of $7.5 million. As of December 31, 2002, our net accounts receivable balance was $22.8 million, net of allowance for sales returns and doubtful accounts of $7.7 million. If we had used different estimates and assumptions related to the amount of sales returns we would receive, and about the collectibility of our accounts receivable, our provisions for sales returns and allowance for doubtful accounts may have differed materially from that reported.

(c)                                  VALUATION OF INVENTORY

Inventory, net of allowance for obsolete and slow-moving inventory, consists of finished goods such as handheld computers, pagers, wireless modems, and accessories and is stated at the lower of cost or market. Cost is determined using a standard costing method, which approximates the first-in, first- out method. Our inventory is subject to rapid technological changes that could have an adverse impact on its realization in future periods. In addition, there are a limited number of suppliers of our inventory. We estimated the reduction in inventory value based on our consideration of the following: (1) quantities and composition of inventory held; (2) sales prices of competing vendors; (3) projected unit sales and unit pricing over subsequent twelve month period; and (4) evaluation of remaining inventory purchase commitments. If our projections were different, our margins on device sales may have differed materially from that reported. If our estimates of projected units sales and unit pricing are less than actual results, we may be required to record additional impairment charges in the future.

(d)                                 ESTIMATION OF RESTRUCTURING ACCRUALS

On January 1, 2003, we adopted SFAS No. 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value. We recorded a charge to earnings in the first quarter of 2003 for $526,000 related to a workforce reduction. Employee separation benefits under the restructuring plan include severance, medical, and other benefits. As of March 31, 2003, the accrued liability related to all restructuring activities was $30.3 million.

A portion of the accruals taken in prior periods were used in 2003. During the first quarter of 2002, Aether continued its expense reduction plan as part of its integration strategy focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses. These efforts have resulted in the further consolidation of excess facilities and elimination of positions. As a result of this restructuring plan, we recorded a charge to earnings in the first quarter of 2002 of $12.6 million (including adjustments of approximately $3.4 million). The charge related mainly to a workforce reduction of over 225 positions and the closing or consolidation of three facilities. Employee separation benefits of $3.6 million under the restructuring plan include severance, medical, and other benefits. Facility closure and other costs of $8.9 million include expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.

The calculation of the restructuring accrual related to expected losses on subleases required us to make estimates concerning: (1) the expected length of time to sublease the facility; (2) the expected rental rates on subleases; and, (3) estimated brokerage expenses associated with executing the sublease. We use the assistance of independent real estate brokerage firms in developing these estimates and our estimates may be impacted by future economic trends. The expected losses on subleases have not been discounted. If the actual results differ from our estimates, we may be required to adjust its restructuring accrual related to expected losses on subleases, including recording additional losses.

RECENT ACCOUNTING PRONOUNCEMENTS

(i) SFAS No. 145

In April 2002, the FASB issued SFAS No. 145, “ Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds FASB No. 4 and 64 in relation to reporting gains and losses from extinguishment of debt.  SFAS No. 145 amends SFAS No. 4 and 64 and requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Opinion 30.  Applying the provisions of Opinion 30 will differentiate between normal recurring operations of a company and transactions that are unusual or infrequent in matter.  SFAS No. 145 also amends Statement No. 13, to the effect that sale-leaseback accounting for certain lease modifications should be accounted for in the same manner as sale-leaseback transactions.  In connection with the adoption of this statement, we reclassified $6.3 million of extraordinary gains from early extinguishment of debt to continuing operations for the three months ended March 31, 2002.

(ii) SFAS No. 146

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value.  SFAS No. 146 in turn eliminates the definition and requirements of ETIF Issue 94-3.  SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002.  We adopted the provisions of SFAS No. 146 on January 1, 2003 and are applying the provisions on a prospective basis.  See further discussion under “Critical Accounting Policies” above.

(iii) SFAS No. 148

In December 2002, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.  The Statement is effective for 2002.  SFAS No. 148 requires new disclosures about the effect of stock-based employee compensation on reported results.  The Statement requires that effects be disclosed more prominently by specifying the form, content and location of those disclosures.  The Statement permits several ways of transitioning to the fair value method of accounting for stock-based compensation, however the Statement does not require that companies discontinue the intrinsic value method of accounting for stock-based compensation.  We will continue to use the intrinsic value method of accounting for stock-based compensation and have adopted the disclosure requirements of the Statement.

(iv) Financial Interpretation No. 45

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Interpretation No. 45 discusses the necessary disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued.  It also requires the guarantor to recognize as a liability, at fair value at the inception of the guarantee, the obligation incurred in issuing the guarantee.  The disclosure requirements were effective for 2002.  The reporting requirements are effective on a prospective basis for guarantees issued after December 31, 2002.

(v) Financial Interpretation No. 46

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. “This interpretation addresses the consolidation by business enterprises of variable interest entities as defined the

Interpretation.  The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003.  The Interpretation is applied to the enterprise no later than the end of the first reporting period beginning after June 15, 2003.  The application of this Interpretation is not expected to have a material effect on our consolidated financial statements.  The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

(vi) EITF 00-21

In November 2001, the Emerging Issues Task Force issued its final consensus on Revenue Arrangements with Multiple Deliverables.  This guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or alternatively, entities may elect to report the change in accounting as a cumulative-effect adjustment.  EITF 00-21 discusses criteria necessary to determine when an arrangement may be viewed to have separate units of accounting (and thus revenue) and when an arrangement should be viewed as a single unit of accounting.  We are currently performing an analysis of how this might affect revenue recognition for arrangements we routinely enter into that have multiple deliverables.

COMPARISON OF RESULTS FOR THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(a)                                  SUBSCRIBER REVENUE

Subscriber revenue consists of the amortization over the life of the expected customer relationship of nonrefundable activation fees, monthly per-subscriber service fees, monthly per-subscriber exchange fees for access to financial information from the securities exchanges and markets, and monthly fees for providing access to our network operations center.  Subscriber revenue increased to $19.0 million for the three months ended March 31, 2003 from $12.3 million for the three months ended March 31, 2002.  Approximately $3.1 million of the increase in revenue was due to subscribers for the Highway Master product line obtained in connection with an acquisition made in the first quarter of 2002.  Approximately $3.0 million of the increase in revenue was due to the increase in subscribers for our Blackberry by Aether products.  Of the increase, $1.0 million was non-recurring revenue recognized in connection with the termination of a customer contract.  The increase in revenue was partially offset by a decline in revenue from our domestic and European market data products.  Subscribers increased to 106,185 at March 31, 2003 from 98,673 at March 31, 2002.  The increase in subscribers is primarily due to the increase in Blackberry by Aether and Mobile Messaging subscribers partially offset by a decline in subscribers for the Highway Master product line due to conversions to the MobileMax™ product which was our intent when the Highway Master product line was acquired.

(b)                                 COST OF SUBSCRIBER REVENUE

Cost of subscriber revenue consists primarily of airtime costs, financial data costs, and securities exchange and market fees.  Our airtime costs are determined by agreements we have with several wireless carriers.  Typically, we have one-year contracts to buy data network capacity either for an agreed amount of kilobytes at a flat fee or on a cents-per-kilobyte basis.  Cost of subscriber revenue excludes depreciation on, and operating costs of, our network operations center and certain costs of customer fulfillment and customer care.  Cost of subscriber revenue increased to $9.8 million for the three months ended March 31, 2003, from $7.4 million for the three months ended March 31, 2002.  The increase between periods was primarily due to the increase in subscriber revenue for the Highway Master and Blackberry by Aether product lines as discussed above.  The increase in costs were partially offset by a one-time adjustment due to a settlement of airtime charges negotiated with an airtime provider.  There were no costs associated with the revenue recognized from the termination agreement discussed above.

(c)                                  ENGINEERING SERVICES REVENUE

Revenue from engineering services consists of amounts billed to our customers for engineering time on an hourly basis or fixed fees on a per project basis.  Engineering services revenue decreased to approximately $79,000 for the three months ended March 31, 2003, from $1.6 million for the three months ended March 31, 2002.  The decrease between March 2003 and March 2002 was primarily due to the general decrease in corporate IT (information technology) spending.

(d)                                 COST OF ENGINEERING SERVICES REVENUE

Cost of engineering services revenue consists of cash compensation and related costs for engineers and other project-related costs.  Cost of engineering services revenue decreased to approximately $21,000 for the three months ended March 31, 2003, from approximately $803,000 for the three months ended March 31, 2002. The decrease between March 2003 and March 2002 was primarily due to the decrease in engineering services performed as discussed above, combined with lower relative costs of revenue as we gain engineering efficiencies.

(e)                                  SOFTWARE AND RELATED SERVICES REVENUE

We derive revenue from the licensing of software products such as our PacketCluster, PocketBlue and FireRMS software suites most often used by our federal, state and local government customers. We also derive revenue from the licensing of other software products including elements of the Aether FusionTM platform, formerly sold as AIM and the ScoutWare software suite, as well as from the e-Mobile software suite.  Software and related services revenue decreased to $5.8 million for the three months ended March 31, 2003 from $6.0 million for the three months ended March 31, 2002.  The decrease between the three months ended March 31, 2003 and 2002 was primarily due to a decline in the sale of the ScoutWare software suite substantially offset by an increase of $763,000 in the sale of the PacketCluster software suite.

(f)                                    COST OF SOFTWARE AND RELATED SERVICES REVENUE

Cost of software and related services revenue consists of costs of licensing, including royalty payments and personnel costs. Cost of software and related services revenue was $1.3 million for the three months ended March 31, 2003 and $2.2 million for the three months ended March 31, 2002.  The decrease between periods was primarily due to the decrease in contract labor and personnel costs incurred.  The increase in software margins relates primarily to work performed on higher margin PacketCluster software contracts and reduction in the use of outside contractors during the three months ended March 31, 2003.

(g)                                 DEVICE SALES

We derive device revenue on the sale of wireless devices used to provide our services.  Device revenue relating to our transportation segment is recognized ratably over the shorter of the life of the equipment or the estimated term of the customer relationship.  Revenue from device sales increased to $ 4.3 million for the three months ended March 31, 2003 from $3.7 million for the three months ended March 31, 2002. The increase between the three months ended March 31, 2003 and 2002 was primarily due to the conversion of Highway Master customers to the Mobile Max messaging product line partially offset by a reduction in sales volume of handheld devices.  The Highway Master product line was obtained in connection with an acquisition made in the first quarter of 2002.

(h)                                 COST OF DEVICE SALES

Cost of device sales consists of the cost of the hardware from the hardware manufacturer or wholesaler. Cost of device revenue relating to our transportation segment is recognized ratably over the shorter of the life of the equipment or the estimated term of the customer relationship.  Cost of devices increased to $ 4.7 million for the three months ended March 31, 2003 from $ 3.4 million for the three months ended March 31, 2002. Approximately $900,000 of the increase in the cost of device sales for 2003 relates to charges recorded to increase our warranty reserves.  The remaining increase is due to an increase in sales of the Mobile Max messaging product as discussed above. The increase in the cost of device sales was partially offset by the decreased value of our inventory due to lower standard cost of units sold.

(i)                                     RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of cash compensation and related costs for engineers engaged in research and development activities and, to a lesser extent, costs of materials relating to these activities. We expense research and development costs as we incur them. Research and development expenses decreased to $4.4 million for the three months ended March 31, 2003, from $8.6 million for the three months ended March 31, 2002.  The decrease from 2002 to 2003 was primarily due to our reduction in work force between periods and from reduced spending on contractors.  For more information on our restructuring efforts refer to the section entitled “Estimation of Restructuring Accruals” above.

(j)                                     GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of cash compensation and related costs for general corporate personnel, along with rent, network operations costs, and general support costs. General and administrative expenses decreased to $11.7 million for the three months ended March 31, 2003, from $17.4 million for the three months ended March 31, 2002.  The decrease from 2002 to 2003 was primarily due to reductions in personnel, facility costs and reduced spending on professional fees, including outside legal counsel and accounting firms. Also included in general and administrative expenses is a reduction of our bonus accrual relating to 2002 due to employee terminations subsequent to year end.  For more information on our restructuring efforts refer to the section entitled “Estimation of Restructuring Accruals” above.

(k)                                  SELLING AND MARKETING EXPENSES

Selling and marketing expenses consist primarily of advertising and promotions, sales and marketing personnel, and travel and entertainment.  Selling and marketing expenses decreased to $3.4 million for the three months ended March 31, 2003, from $10.2 million for the three months ended March 31, 2002.  The decrease in selling and marketing expenses from 2002 to 2003 was due primarily to decreased spending on advertising, reductions in personnel and decreased bad debt expense.  A large portion of the decreased advertising expense relates to terminating the AOL advertising commitment subsequent to the three months ending March 31, 2002.  For more information on our restructuring efforts refer to the section entitled “Estimation of Restructuring Accruals” above.

(l)                                     DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses consist primarily of the amortization of intangible assets obtained in connection with our acquisitions. Depreciation and amortization expenses also include depreciation expenses arising from equipment purchased for our data centers and other property and equipment purchases. Depreciation and amortization decreased to $4.3 million for the three months ended March 31, 2003, from $10.7 million for the three months ended March 31, 2002. The decrease was primarily a result of the impairment charges recorded during 2002, which significantly reduced the carrying value of our intangible assets.

(m)                               OPTION AND WARRANT EXPENSE

Option and warrant expense consists of expenses recorded to account for the difference on the date of grant between the fair market value and the exercise price of stock options issued to employees, restricted stock granted to employees and the fair value of equity-based awards to non-employees. Given our restricted stock plan on which we recognize expense as stock vests, we expect to continue to have substantial option and warrant expense. Option and warrant expense decreased to $609,000 for the three months ended March 31, 2003, from $2.2 million for the three months ended March 31, 2002.  The decrease from 2002 to 2003 was primarily due to the canceling of the options of persons whose positions were eliminated as part of our restructuring efforts.  For more information on our restructuring efforts refer to the section entitled “Estimation of Restructuring Accruals” above.

(n)                                 GAIN ON EXTINGUISHMENT OF DEBT

The gain on extinguishment of debt primarily consists of the gain realized from the early extinguishment of convertible subordinated notes payable. There was no gain on extinguishment of debt for the three months ended March 31, 2003.  We recorded an extraordinary gain of $6.3 million for the three months ended March 31, 2002 relating to the early extinguishment of $15.0 million of debt.  This amount was reclassified to a gain from continuing operations as a result of our adoption of SFAS No. 145.

(o)                                 IMPAIRMENT OF INTANGIBLES AND OTHER ASSETS

Impairment of intangibles and other assets consists of the amount of goodwill, and other intangibles and tangible assets, written down in the period.  Impairment charges for the three months ended March 31, 2003 were approximately $442,000 primarily related to a further write down of assets held for sale.  Impairment charges for the three months ended March 31, 2002 were $2.4 million primarily related to the sale of Sila’s French subsidiary.

(p)                                 RESTRUCTURING CHARGE

On January 1, 2003, we adopted SFAS No. 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value. We recorded a charge to earnings in the first quarter of 2003 for approximately $526,000 related to a workforce reduction. Employee separation benefits under the restructuring plan include severance, medical, and other benefits. As of March 31, 2003, the accrued liability related to the restructuring was $30.3 million.  For more information on the restructuring charges, refer to the section entitled “Estimation of Restructuring Accruals” above.

(q)                                 INTEREST INCOME

Interest income consists primarily of interest income from cash equivalents and short-term investments.  Interest income decreased to $2.4 million for the three months ended March 31, 2003 from $2.5 million for the three months ended March 31, 2002. The slight decrease from 2003 to 2002 was primarily due to a decreasing cash balance combined with decreased interest rates. The decrease in interest income was partially offset by interest income on leases for our Mobile Messaging product line.  We expect interest income to continue to decline as our cash balance declines.

(r)            INTEREST EXPENSE

Interest expense consists primarily of debt service and amortization of loan fees on our outstanding convertible subordinated notes payable.  Interest expense decreased to $2.6 million for the three months ended March 31, 2003 from $4.8 million for the three months ended March 31, 2002.  The decrease for 2003 as compared to 2002 was primarily a result of the debt buy-backs in 2002, and interest accrued in the first quarter of 2002 on a $5.2 million forward sale arrangement.  During 2002, we bought back $135.6 million face value of our convertible subordinated notes payable of which $15.0 million was repurchased in the first quarter of 2002.  As a result, we expect reduced interest expense going forward.

(s)                                  EQUITY IN LOSSES OF INVESTMENTS

Equity in losses of investments consists of our proportionate share of the net losses of investees, which are recorded under the equity method of accounting.  Equity in losses of investments decreased to approximately $59,000 for the three months ended March 31, 2003 from $2.8 million for the three months ended March 31, 2002.  The decrease was primarily due to having completely written off most of these investees prior to this quarter.  Given the reduced book value of these investments, we expect that our equity in losses of investments will continue to decrease.

(t)                                    INVESTMENT LOSSES, INCLUDING IMPAIRMENTS, NET

Investment losses including impairments consists of the loss taken on investments where the decline in market value was deemed to be other than temporary.  Investment losses also includes amounts related to the decline in the fair value of derivative instruments, offset by realized gains from the sales of investments.  For the three months ended March 31, 2003 we recorded a net charge of $166,000, which consisted primarily of impairment charges related to our investments.  For the three months ended March 31, 2002 we recorded a net charge of $4.2 million, which included $4.0 million in impairment charges related to our investments.  The remainder of the net charge in the first quarter of 2002 related to net gains (losses) from changes in the fair value of warrants related to our investments.

(u)                                 MINORITY INTEREST

Minority interest consists wholly of Reuters’ ownership interest in Sila during 2002.  During the fourth quarter of 2002, we purchased from Reuters their 40% interest in Sila.  Since we now wholly own Sila, we will no longer allocate any portion of Sila’s net income or loss to Reuters through minority interests and all of our subsidiaries are now wholly owned.  Minority interest was $1.5 million for the three months ended March 31, 2002, relating to Reuters’ proportional share of losses in Sila, which is consolidated into our financial statements.

(v)           CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In connection with the adoption of SFAS No. 142 on January 1, 2002, we were required to perform a transitional impairment analysis.  We completed our analysis in the third quarter of 2002 and recorded a charge through cumulative effect of change in accounting principle of $129.3 million.  As such, our condensed consolidated financial statements for the three months ended March 31, 2002 have been adjusted to reflect this change.

SEGMENT RESULTS

Aether’s operating segments include Enterprise Mobility Solutions, Transportation, and Mobile Government.

The Enterprise Mobility Solutions (EMS) Segment is focused on providing integrated wireless data solutions to enterprises with product development emphasis on field service, sales force automation, distribution and delivery management, and mail and messaging access.  From 2002 to 2003, EMS revenue increased $0.6 million with a $1.0 million increase in EMS’ domestic operations offset somewhat by a $0.4 million revenue decrease in EMS’ international operations.  The increase in EMS’ domestic operations was primarily driven by growth in Blackberry subscribers and other subscriber revenue, offset by decreases in both Engineering and Software revenue.  The decrease in EMS’ international operations is a result of declining subscribers.

In our Transportation Segment our main products are MobileMax™, a vehicle location and messaging solution for long-haul trucks, and a number of asset monitoring products, including GeoLogic™, TrailerMax™ and 20/20v™.  Our MobileMax™ product has least-cost-routing capability made possible by multi-mode technology (terrestrial and satellite connectivity) to deliver two-way data and dispatch messaging and automatic, instantly communicated information on each vehicle - typically trucks.  From 2002 to 2003, Transportation revenue increased $3.9 million.  The primary driver of the increase was the acquisition of the @Track HM5000 subscribers in March 2002.  Additionally, the MobileMaxTM subscriber base has increased during the period.

In our Mobile Government Segment we are a service provider in the area of wireless  data solutions for public safety.  We have products for both law enforcement and asset tracking.  Our public safety solutions are integrated into 47 different state databases as well as local and federal databases to deliver real-time information in seconds without having to involve dispatch or other resources.  Our products in this area are the PacketCluster family of products, the handheld version of PacketCluster Patrol called PocketBlue, the FireRMS family of products for fire and rescue companies, and the handheld application for this community, PocketRescue.  Mobile Government revenue increased $1.0 million from 2002 to 2003 due to an increase in the volume and scope of the projects, including the Pennsylvania State Police contract obtained in the second half of 2002.

Corporate and Other consists mainly of corporate assets.  We do not allocate corporate assets to the Segments for internal reporting purposes.

Aether began to report its financial results by segment as of the first quarter of 2000. During 2000, 2001 and 2002, Aether’s reportable segments have changed — and Aether expects them to continue to change — as its operating structure, business and the market in which it operates evolves.

Segment detail is summarized as follows:

THREE MONTHS ENDED MARCH 31, 2003	Enterprise Mobilility Solutions	Transportation	Mobile Government	Corporate & Other	Total
Revenue	$13,918	$9,788	$5,531	$—	$29,237
Gross Profit	$5,627	$3,653	$4,103	$—	$13,383

THREE MONTHS ENDED MARCH 31, 2002	Enterprise Mobilility Solutions	Transportation	Mobile Government	Corporate & Other	Total
Revenue	$13,309	$5,856	$4,507	$—	$23,672
Gross Profit	$4,906	$2,505	$2,497	$—	$9,908

LIQUIDITY AND CAPITAL RESOURCES

Since 1999, we have financed our operations primarily through private and public placements of our equity and debt securities. Through March 31, 2003, we have raised aggregate net proceeds of approximately $1.5 billion, net of underwriters discounts, including the issuance of $310.5 million of 6% convertible subordinated notes. As of March 31, 2003, we had approximately $315.3 million in cash and short-term investments and working capital of approximately $320.9 million.

Net cash used in operating activities was $7.3 million and $38.6 million for the three months ended March 31, 2003 and 2002, respectively. The principal use of cash in each of these periods was to fund our losses from operations.

Net cash used in investing activities was $7.5 million and $5.1 million for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003, we used $1.0 million for the purchase of property and equipment and $6.5 million for the net purchases of short-term investment instruments (primarily United States Government Agency sponsored securities).  For the three months ended March 31, 2002, we used $2.3 million for the purchase of property and equipment and $3.5 million in acquisition-related activities.

Net cash used in financing activities was approximately $15,000 and $8.7 million for the three months ended March 31, 2003 and 2002, respectively.  For the three months ended March 31, 2002, cash used in financing activities related primarily to the repurchase of convertible subordinated notes payable.

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

(1)                                  INTEREST RATE SENSITIVITY

We are exposed to interest rate risk related to our cash and cash equivalents and short-term investments.  Our investment policy calls for investment in short-term low risk instruments. At March 31, 2003, we had $53.8 million invested in money market and certificates of deposit.  At March 31, 2003, we had $261.5 million in United States Government Agency-sponsored securities, all of which have maturities of less than three years.  These securities are classified as short-term based on management’s intentions to sell the securities within the next twelve months.  We believe that a 10% increase or decline in interest rates would not be material to our investment income or cash flows.

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  In designing and evaluating the disclosure controls and procedures, Aether and its management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures provide Aether with a reasonable level of assurance of reaching our desired disclosure control objectives and are effective in timely alerting them to material information required to be included in the Company’s periodic filings.

In addition, we have reviewed our internal controls and have seen no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Aether is among the hundreds of defendants that are named in the putative class action lawsuits filed in the United States District Court for the Southern District of New York relating to allegedly fraudulent initial public offering practices, which are being coordinated before Judge Shira A. Scheindlin under the caption In Re Initial Public Offering Securities Litigation, 21 MC 92 (S.D.N.Y.) (SAS).  The court has consolidated the actions by issuer, and, accordingly, there are approximately 310 consolidated actions before Judge Scheindlin, including the consolidated action against Aether.

These actions were filed on behalf of persons and entities that acquired Aether common stock after the initial public offering on October 20, 1999.  Among other things, the complaints claim that prospectuses, dated October 20, 1999, March 17, 2000, and September 27, 2000 and issued by Aether in connection with the public offerings of common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws because, inter alia, the prospectuses allegedly failed to disclose that the offerings’ underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers which were designed to maintain, distort and/or inflate the market price of the Company’s common stock in the aftermarket.  The actions seek unspecified monetary damages and rescission.  Aether believes the claims are without merit and is vigorously contesting these actions.

Initial motions to dismiss the case were filed and the court held oral argument on the motions to dismiss on November 1, 2002.  On February 19, 2003, the court issued an Opinion and Order on defendants’ motions to dismiss, which granted the motions in part and denied the motions in part.  As to Aether Systems, the motion to dismiss the claims against it was denied in its entirety.  Discovery is now commencing.  The plaintiffs voluntarily dismissed without prejudice the officer and director defendants of Aether.  Because the litigation is at a very early stage, the Company is unable to assess the likelihood of an unfavorable outcome and can make no determination as to the amount or range of potential loss, if any.

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

Not Applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.                    Exhibit 11.1

b.                   A current report on Form 8-K was dated and filed on May 9, 2003 pursuant to Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition) under Item 9 (Regulation FD Disclosure) with respect to the Company’s financial results for the first quarter ended March 31, 2003.

c.                    Exhibit 99.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 15, 2003
Aether Systems, Inc.

David C. Reymann
Chief Financial Officer
By:	(Principal Financial and Accounting Officer)

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

May 15, 2003
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

May 15, 2003
David C. Reymann Chief Financial Officer