Form 10-Q
period 2003-06-30
AETHER SYSTEMS INC
filed 2003-08-14
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2003

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

As of August 12, 2003, 42,767,697 shares of the Registrant’s common stock, $.01 par value per share, were outstanding.

AETHER SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

PART I—FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

AETHER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2003	December 31, 2002
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$111,349	$68,593
Short-term investments	190,032	255,825
Trade accounts receivable, net	26,207	22,788
Inventory, net	8,180	19,664
Assets held for sale	—	5,250
Net investment in sales-type leases (current)	2,021	1,656
Prepaid expenses and other current assets	14,317	16,002
Total current assets	352,106	389,778

Restricted cash	2,000	—
Property and equipment, net	15,356	19,301
Investments	1,676	2,228
Goodwill	25,369	25,369
Intangibles, net	14,526	15,027
Net investment in sales-type leases (non-current)	8,306	6,691
Other noncurrent assets, net	20,837	15,015
	$440,176	$473,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$16	$4
Accounts payable	2,342	1,902
Accrued expenses	14,543	19,963
Accrued employee compensation and benefits	5,052	7,336
Deferred revenue	17,062	14,234
Current portion of restructuring reserve	7,526	8,651
Accrued interest payable	2,529	2,529
Total current liabilities	49,070	54,619

Convertible subordinated notes payable and other notes payable, less current portion	154,933	154,942
Deferred revenue	15,497	11,789
Restructuring reserve	19,667	23,801
Other long term liabilities	782	858
Total liabilities	239,949	246,009

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 42,675,015 and 42,249,280 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	427	422
Additional paid-in capital	2,588,335	2,586,613
Accumulated deficit	(2,391,988)	(2,364,831)
Foreign currency translation adjustment	2,273	3,722
Unrealized gain on investments available for sale	1,180	1,474
Total stockholders’ equity	200,227	227,400

Commitments and Contingencies
Total liabilities and stockholders’ equity	$440,176	$473,409

See accompanying notes to condensed consolidated financial statements.

AETHER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Subscriber revenue	$17,772	$19,881	$36,764	$32,190
Engineering services revenue	172	712	251	2,335
Software and related services revenue	5,646	5,633	11,495	11,655
Device sales	4,165	5,392	8,482	9,110
Total revenue	27,755	31,618	56,992	55,290

Cost of subscriber revenue	8,395	11,203	18,240	18,557
Cost of engineering services revenue	37	318	58	1,121
Cost of software and related services revenue	1,148	2,264	2,421	4,440
Cost of device sales	3,488	4,519	8,203	7,950
Total cost of revenue	13,068	18,304	28,922	32,068

Gross profit	14,687	13,314	28,070	23,222

Operating expenses:
Research and development (exclusive of option and warrant expense)	4,272	6,991	8,710	15,617
General and administrative (exclusive of option and warrant expense)	10,870	15,561	22,580	32,936
Selling and marketing (exclusive of option and warrant expense)	3,400	8,885	6,785	19,039
Depreciation and amortization	4,164	10,604	8,414	21,353
Option and warrant expense:
Research and development	133	1,166	337	2,424
General and administrative	316	638	637	1,225
Selling and marketing	72	366	156	742
Impairment of intangibles and other assets	2,202	—	2,644	2,377
Restructuring charge	2,378	3,025	2,904	15,581
Loss on disposal of assets	838	—	838	—
Total operating expenses	28,645	47,236	54,005	111,294

Operating loss	(13,958)	(33,922)	(25,935)	(88,072)

Other income (expense):
Interest income	1,841	3,129	4,205	5,629
Interest expense	(2,609)	(4,909)	(5,211)	(9,663)
Gain on extinguishment of debt	—	22,046	—	28,308
Equity in losses of investments	(33)	(833)	(92)	(3,606)
Investment losses, including impairments, net	42	(5,877)	(124)	(10,112)
Minority interest	—	(1,408)	—	108
Escrow settlement, net	—	2,319	—	2,319
Loss before cumulative effect of change in accounting principle	(14,717)	(19,455)	(27,157)	(75,089)
Cumulative effect of change in accounting principle relating to adoption of SFAS No. 142	—	—	—	(129,306)
Net loss	$(14,717)	$(19,455)	$(27,157)	$(204,395)

Other comprehensive income (loss):
Unrealized gain (loss) on investments available for sale	508	(1,143)	(294)	(2,646)
Foreign currency translation adjustment	(1,905)	(128)	(1,449)	(47)
Comprehensive loss	$(16,114)	$(20,726)	$(28,900)	$(207,088)

Net loss per share-basic and diluted before cumulative effect of change in accounting principle	$(0.35)	$(0.46)	$(0.64)	$(1.78)
Cumulative effect of change in accounting principle relating to adoption of SFAS No. 142	—	—	—	(3.07)
Net loss per share-basic and diluted	$(0.35)	$(0.46)	$(0.64)	$(4.85)

Weighted average shares outstanding—basic and diluted	42,538	42,156	42,406	42,074

See accompanying notes to condensed consolidated financial statements.

AETHER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(unaudited)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(27,157)	$(204,395)
Adjustments to reconcile net loss to net cash used by operating activities:
Cumulative effect of a change in accounting principle	—	129,306
Depreciation and amortization	8,414	21,353
Amortization of loan fees	560	715
Provision for doubtful accounts	817	2,622
Depreciation on leased devices	385	—
Equity in losses of investments	92	3,606
Option and warrant expense	1,130	4,391
Minority interest	—	(108)
Gain on extinguishment of debt	—	(28,308)
Impairment of intangibles and other assets	2,644	2,377
Loss on disposal of assets	838	—
Investment losses, including impairments	124	10,112
Changes in assets and liabilities, net of acquired assets and liabilities:
Increase in trade accounts receivable	(4,236)	(6,276)
Decrease (increase) in inventory	6,472	(527)
Increase in prepaid expenses and other assets	(5,945)	(1,035)
Increase in investment in sales-type leases	(1,980)	—
Increase (decrease) in accounts payable	440	(2,743)
Decrease in accrued expenses, accrued employee compensation and benefits and interest payable	(6,504)	(5,403)
Increase in deferred revenue	6,536	1,629
(Decrease) increase in restructuring reserve and other long term liabilities	(5,332)	427

Net cash used in operating activities	(22,702)	(72,257)

Cash flows from investing activities:
Sales and maturities of short-term investments	321,858	47,834
Purchases of short-term investments	(256,363)	(359,771)
Acquisitions, net of cash acquired	—	(3,259)
Proceeds from sale of property and equipment	4,412	—
Purchases of property and equipment	(1,014)	(3,759)
Sales of long-term investments	340	1,587
Purchase of long-term investments	—	(497)
Increase in other intangible assets	(2,372)	(50)

Net cash provided by (used in) investing activities	66,861	(317,915)

Cash flows from financing activities:
Increase in restricted cash	(2,000)	—
Proceeds from issuance of common stock	597	561
Repayment of notes payable including buyback of convertible debt	—	(16,912)

Net cash provided by (used in) financing activities	(1,403)	(16,351)

Net increase (decrease) in cash and cash equivalents	42,756	(406,523)
Cash and cash equivalents, at beginning of period	68,593	522,177

Cash and cash equivalents, at end of period	$111,349	$115,654
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,651	$8,848

Supplemental disclosure of non-cash investing and financing activities:

For the six months ended June 30, 2003 and 2002, the Company incurred unrealized holding losses associated with its investments available for sale totaling approximately $294,000 and $2.6 million, respectively. These amounts have been reported as decreases in stockholders’ equity.

In connection with the acquisition of certain assets of @Track Communications, Inc. on March 18, 2002, the Company issued a note payable for $12.0 million. Such amount has been allocated to the fair value of the assets purchased.

During the six months ended June 30, 2003, the Company transferred $5.0 million of equipment under an operating lease from inventory to property and equipment.

See accompanying notes to condensed consolidated financial statements.

AETHER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1)  ORGANIZATION, DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

(a) ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Aether Systems, Inc. (“the Company” or “Aether”) provides the services, software and support necessary for businesses to extend critical information to virtually any wireless or mobile environment.  The Company develops, deploys and manages wireless solutions built on industry standard technology referred to as Aether Fusion and backed by the Company’s expertise in wireless hosting, software and services.

The Company operates in three business segments:  enterprise mobility solutions, mobile government, and transportation.

(b) BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Aether Systems, Inc. and its subsidiaries. The condensed consolidated balance sheet as of June 30, 2003 and the condensed consolidated statements of operations and other comprehensive loss for the three and six months ended June 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002, have been prepared by the Company, without audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2002 on Form 10-K.

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

(b)  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

(IN THOUSANDS)	June 30, 2003	December 31, 2002
Billed	$29,454	$26,155
Unbilled	3,726	4,322
Allowance for doubtful accounts	(6,973)	(7,689)
Total Accounts Receivable	$26,207	$22,788

The Company believes all unbilled accounts receivable included above will be billed within the next twelve months.  In addition, the Company has unbilled accounts receivable of approximately $416,000 relating to a long-term contract.  This amount will not be billed in the next twelve months and is included in other non-current assets.

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

In connection with the adoption of SFAS No. 142, “Goodwill and Other Intangibles” on January 1, 2002, the Company was required to perform a transitional impairment analysis and reflect the changes as of January 1, 2002.  The Company completed its analysis in the third quarter of 2002 and recorded a charge through cumulative effect of change in accounting principle of $129.3 million.  As such, the Company’s condensed consolidated financial statements for the six months ended June 30, 2002 have been adjusted to reflect this change.

(d)  STOCK OPTIONS AND WARRANTS

The Company applies the intrinsic-value-based method of accounting prescribed by  Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, issued March 2000, to account for its fixed-plan stock options and restricted stock granted to employees. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.   As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.  The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)	2003	2002	2003	2002
Net loss as reported	$(14,717)	$(19,455)	$(27,157)	$(204,395)
Add stock-based employee compensation expense included in reported net income	521	2,170	1,130	4,391
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(6,818)	(12,662)	(12,810)	(33,991)
Pro forma net loss	$(21,014)	$(29,947)	$(38,837)	$(233,995)
Pro forma net loss per share	$(0.49)	$(0.71)	$(0.92)	$(5.56)

(e)  EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  As of June 30, 2003 and June 30, 2002, options to purchase approximately 5.5 million and 7.2 million shares of common stock were outstanding. As the Company has had a net loss in each of the periods presented, basic and diluted net loss per share are the same.

(f)  RECLASSIFICATIONS

Certain fiscal year 2002 amounts have been reclassified to conform to the current year presentation.  None of these reclassifications had a material effect on the Company’s financial statements.

(g)  RECENT ACCOUNTING PRONOUNCEMENTS

i) SFAS No. 145

In April 2002, the FASB issued SFAS No. 145, “ Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinded FASB No. 4 and 64 in relation to reporting gains and losses from extinguishment of debt.  The Statement amended SFAS No. 4 and 64 and requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Opinion 30.  Applying the provisions of Opinion 30 differentiates between normal recurring operations of a company and transactions that are unusual or infrequent in nature.  In connection with the adoption of SFAS No. 145, the Company reclassified $22.0 and $28.3 million of extraordinary gains from early extinguishment of debt to other income (expense) for the three and six months ended June 30, 2002, respectively.

(ii) Financial Interpretation No. 45

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

The Company has certain guarantees disclosable under FIN 45 as follows:

•                  The Company has guaranteed the payment of sublease rentals to our landlord on several properties the Company sublet.  The maximum guarantee on these properties is approximately $2.9 million.

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

Under FIN 45, the Company’s product warranties are considered guarantees.  The following table provides the changes in the Company’s product warranties:

Warranty liability balance at December 31, 2002	$788
Liabilities accrued for warranties issued during the three months ended March 31, 2003	925
Warranty claims paid during the three months ended March 31, 2003	(134)
Liabilities accrued for warranties issued during the three months ended June 30, 2003	299
Warranty claims paid during the three months ended June 30, 2003	(326)

Warranty liability balance at June 30, 2003	$1,552

(iii) Financial Interpretation No. 46

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation.  The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003.  Since January 31, 2003, the Company has not entered into any arrangements that it believes are variable interest entities. For arrangements entered into prior to January 31, 2003, the Company is required to adopt the provisions of FIN 46 at the beginning of the third quarter of fiscal 2003. The Company does not expect the  application of this interpretation  to have a material effect on  its financial statements.

(iv) EITF 00-21

In November 2002, the Emerging Issues Task Force issued its final consensus on Revenue Arrangements with Multiple Deliverables.  This guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Alternatively, entities may elect to report the change in accounting as a cumulative-effect adjustment.  EITF 00-21 discusses criteria necessary to determine when an arrangement may be viewed to have separate units of accounting (and thus revenue) and when an arrangement should be viewed as a single unit of accounting.  The application of this EITF is not expected to have a material effect on the Company’s financial statements.

(v)  SFAS No. 150

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The Statement is effective immediately for financial instruments entered into or modified after May 31, 2003, and for instruments entered into or modified prior to May 31, 2003, must be adopted by the Company at the beginning of the third quarter of fiscal 2003.  Since May 31, 2003, the Company has not entered into any financial instruments that it believes would be subject to the provisions of SFAS No. 150. The Company does not expect the implementation this statement to have a material impact on its financial statements.

NOTE (3)  ASSET PURCHASES AND SALES

On March 15, 2002, the Company expanded its products, services, and customer base in the transportation and logistics market through the acquisition of certain assets and licenses from @Track. @Track was a leading provider of wireless-based vehicle fleet management and intelligent mobile-asset-tracking solutions. The purchase consideration (excluding approximately $800,000 of purchase related expenses) was $15.0 million consisting of $3.0 million in cash and a $12.0 million note payable. The note bore interest at an annual rate of 5.75% and was repaid in three equal, monthly cash installments from May 2002 through July 2002. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date. The allocation of the purchase price for this acquisition, which was determined based on a third party appraisal, is summarized as follows:

Current assets	$1,153
Property and equipment	636
Identifiable intangibles	2,815
Goodwill	11,196
Total consideration	$15,800

The following summary, prepared on a pro forma basis, presents the results of the Company’s operations as if the @Track asset purchase had been completed as of January 1, 2002:

(IN THOUSANDS, EXCEPT PER SHARE DATA)	Six months ended June 30, 2002
(UNAUDITED)
Revenue	$61,589
Net loss	$(203,772)

Net loss per share — basic and diluted	$(4.84)

The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the @Track asset purchase had taken place as of January 1, 2002, nor are they a projection of the Company’s results of operations for any future period.

In April 2003, the Company purchased intellectual property relating to the design and manufacturing of certain hardware used in the Company’s transportation segment.  The purchase consideration was $2.3 million, which has been recorded as intangible assets in the accompanying condensed consolidated balance sheet.

In June 2003, the Company disposed of an asset held for sale.  In connection with this disposal, the Company recorded a loss on disposal of assets of approximately $838,000.

NOTE (4) RESTRUCTURING CHARGES

On January 1, 2003, the Company adopted SFAS No. 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value. The Company recorded a charge to earnings in the first half of 2003 of $2.9 million (including adjustments of approximately $360,000).  The charge reflected primarily fees incurred in terminating a contract and workforce reductions of 66 employees. Employee separation benefits under the restructuring plan include severance, medical, and other benefits. As of June 30, 2003, the accrued liability related to all restructuring activities was $27.2 million. A portion of the accruals taken in prior periods were utilized in the first and second quarters of 2003.

During the first half of 2002, Aether continued its expense reduction plan in an effort to improve operational efficiencies and reduce planned expenses. These efforts resulted in the further consolidation of excess facilities and elimination of positions. As a result of this restructuring plan, the Company recorded a charge to earnings in the first half of 2002 of $15.6 million (including adjustments of approximately $3.9 million). The charge related mainly to a workforce reduction of over 232 positions and the closing or consolidation of three facilities. Employee separation benefits of $3.7 million under the restructuring plan include severance, medical, and other benefits. Facility closure and other costs of $11.9 million include expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.

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

A roll-forward of the restructuring accrual is as follows:

	Employee Separation Benefits	Facility Closure Costs and Other	Total

Total restructuring liability as of December 31, 2001	$1,602	$26,215	$27,817

2002 Restructuring:
First quarter	2,690	6,491	9,181
Adjustments made during the first quarter	941	2,434	3,375
Second quarter	110	2,348	2,458
Adjustments made during the second quarter	(27)	594	567
Third quarter	587	6,522	7,109
Adjustments made during the third quarter	—	1,335	1,335
Fourth quarter	1,280	8,651	9,931
Adjustments made during the fourth quarter	21	3,767	3,788
Total restructuring charge for period ending December 31, 2002	$5,602	$32,142	$37,744
Second quarter reclassification from other accruals	—	774	774
Third quarter non-cash charges	—	(6,522)	(6,522)
Fourth quarter non-cash charges	—	1,903	1,903
Cash payments	(6,781)	(22,483)	(29,264)
Total restructuring liability as of December 31, 2002	$423	$32,029	$32,452

2003 Restructuring:
First quarter	$526	$—	$526
Second quarter	592	2,146	2,738
Adjustments made during the second quarter	(360)	—	(360)
Total restructuring charge for period ending June 30, 2003	$758	$2,146	$2,904
Cash payments	(1,065)	(7,098)	(8,163)
Total restructuring liability as of June 30, 2003	$116	$27,077	$27,193

NOTE (5)  RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has entered into sales arrangements with entities in which the Company has equity interests or entities that have an equity interest in the Company. For the three and six months ended June 30, 2003, the Company recorded revenue from these related parties aggregating approximately $156,000 and $416,000, respectively.  For the three and six months ended June 30, 2002, the Company recorded revenue from these related parties aggregating approximately $247,000 and $1.2 million, respectively.  As of June 30, 2003 and December 31, 2002, the Company had gross accounts receivable from these related entities aggregating approximately $55,000 and $200,000, respectively.

During 2003, the Company received services from Huber Oros (benefit coordination services) and Kirkland & Ellis LLP (legal services).  These service providers are considered related parties because in the case of Huber Oros, he is related to a member of senior management of the Company and in the case of Kirkland & Ellis LLP, a member of the Company’s Board of Directors is a partner at the firm. For the three and six months ended June 30, 2003, these expenses were $77,000 and $107,000, respectively.

During 2002, the Company received services from Huber Oros (benefit coordination services), Reuters (market data information), and AOL Time Warner (advertising). Reuters and AOL Time Warner were stockholders of the Company in 2002.  For the three and six months ended June 30, 2002, these expenses were $2.1 million and $4.1 million, respectively.

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

Initial motions to dismiss the case were filed and the court held oral argument on the motions to dismiss on November 1, 2002.  On February 19, 2003, the court issued an Opinion and Order on defendants’ motions to dismiss, which granted the motions in part and denied the motions in part.  As to Aether Systems, the motion to dismiss the claims against it was denied in its entirety.  Discovery is now commencing against the underwriter defendants.  The plaintiffs voluntarily dismissed without prejudice the officer and director defendants of Aether.  On June 26, 2003, the Plaintiffs’ Executive Committee in this case announced a proposed settlement with the issuers.  The proposed settlement provides that the cases against the more than 300 issuers who had IPO’s between 1998 and 2000 will end.  Aether has agreed to support the settlement.  Under the terms of the proposed settlement, Aether would not incur any material financial or other liability. The proposed settlement would not involve the cases against the 55 investment bank underwriter defendants, which would continue.  Final approval of the proposed settlement will be required by the Court following notice to class members and a fairness hearing. There can be no assurance such approval will be granted.

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

Aether’s Transportation segment is focused on long-haul trucking communications and asset monitoring products.  The main products in this segment are MobileMax™, Aether’s vehicle location and messaging solution for long-haul trucks, and GeoLogic™, TrailerMax™ and 20/20v™:  various asset monitoring products designed for trailers and other mobile assets.  The MobileMax™ product allows transportation companies to have access to least-cost-routing capability of multi-mode technology (terrestrial and satellite connectivity) to deliver two-way data and dispatch messaging and automatic, instantly communicated information on each vehicle - most typically trucks.  Aether’s asset monitoring products deliver various levels of location and status data, depending on the customer’s requirements.  Aether’s products provide simple location information to a user-configurable event-driven and exception- based alert reporting system.

The Mobile Government segment  provides wireless data solutions for public safety. The Company’s products include both law enforcement and asset tracking software applications. The Company’s public safety solutions are integrated into 47 different state databases as well as local and federal databases to deliver real-time information in seconds without having to involve dispatch or other resources.  The Company’s products in this area are the PacketCluster family of products, the handheld version of PacketCluster Patrol called PocketBlue, the FireRMS family of products for fire and rescue companies, and the handheld application for this community, PocketRescue.

Any assets not allocated to one of the three segments are considered corporate assets.  The Company does not allocate corporate assets to any of the three segments for internal reporting purposes.

The Company began to report its financial results by segment as of the first quarter of 2000. During 2000, 2001 and 2002, the Company’s reportable segments have changed. In the future, the Company’s reportable segments may continue to change as its operating structure, business and the market in which it operates evolves.

Segment detail is summarized as follows:

THREE MONTHS ENDED JUNE 30, 2003	Enterprise Mobility Solutions	Transportation	Mobile Government	Corporate & Other	Total
Revenue	$12,810	$9,682	$5,263	$—	$27,755
Gross Profit	$6,295	$4,350	$4,042	$—	$14,687

THREE MONTHS ENDED JUNE 30, 2002	Enterprise Mobility Solutions	Transportation	Mobile Government	Corporate & Other	Total
Revenue	$13,873	$12,932	$4,813	$—	$31,618
Gross Profit	$4,070	$6,231	$3,013	$—	$13,314

SIX MONTHS ENDED JUNE 30, 2003	Enterprise Mobility Solutions	Transportation	Mobile Government	Corporate & Other	Total
Revenue	$26,729	$19,469	$10,794	$—	$56,992
Gross Profit	$11,921	$8,003	$8,146	$—	$28,070

SIX MONTHS ENDED JUNE 30, 2002	Enterprise Mobility Solutions	Transportation	Mobile Government	Corporate & Other	Total
Revenue	$27,183	$18,787	$9,320	$—	$55,290
Gross Profit	$8,973	$8,736	$5,513	$—	$23,222

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

You should read the following description of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q, as well as the Audited Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002 contained in our 2002 Annual Report on Form 10-K.

OVERVIEW

We provide wireless and mobile workforce automation solutions that are designed to make people more productive and their organizations more profitable.  We provide the technology and services necessary for businesses and government agencies to extend existing and future applications and data from the desktop to almost any wireless or mobile device.

Our market strategy is to develop, deploy and manage mobile and wireless solutions built on industry standard technology referred to as Aether Fusion and backed by expertise in wireless hosting, software and services.

Our operating strategy is to maintain and grow our existing customer base while managing scalable infrastructure to increase gross margins.  Profitability in the short term is our key financial goal.  Accordingly, we have aggressively managed costs and reduced operating expenses over the last several quarters.  We plan to continue to focus on streamlining operations, as needed, and on efficiently managing expenses in the effort to achieve profitability.  Consistent with this strategy, we continually evaluate various strategic alternatives including, among others, completing strategic acquisitions that we believe will expand our customer base, seeking additional joint venture and alliance opportunities with customers or strategic partners, and selling selected assets or all or a portion of a business unit that we do not believe is contributing (or contributing sufficiently) to our goal of achieving profitability. There can be no assurance that we will be able to effect any or all of these alternatives on favorable terms or at all.

In the first quarter of 2002, we expanded our products, services, and customer base in the transportation market through the acquisition of certain assets and licenses from @Track Communications, Inc. (“@Track”). @Track was a leading provider of wireless-based vehicle fleet management and intelligent mobile-asset-tracking solutions.

On July 1, 2003, we launched one of the first products resulting from our development effort in EMS, Aether 20/20 DeliveryTM.  Based on the company’s Fusion technology foundation, 20/20 DeliveryTM is a wireless logistics application that provides complete visibility into the supply chain, from package and vehicle tracking to driver management and communication.  On July 1, 2003, we announced one of the first customers for 20/20 DeliveryTM, Corporate Express, Inc., that will be deploying 20/20 Delivery to its entire fleet of 1,600 trucks.

In the first quarter of 2003, we signed two agreements with EDS to implement two initiatives that had been under discussion for several months.  Under an alliance agreement, we began working with EDS to develop and deliver wireless and mobile solutions based on Aether technologies and EDS services.  Under a managed services agreement, EDS began to manage on a fee-for-services basis some of our internal information technology (IT) operations and customer care services.  In the second quarter of 2003, we initiated discussions with EDS about a potential restructuring of the managed services agreement to reduce or defer a portion of the fees that EDS charges us and the services that EDS provides to us.  As a result of these discussions, Aether and EDS agreed mutually to terminate the managed services agreement effective June 30, 2003 and to continue the alliance arrangement.  The contract termination costs are included in the restructuring charges for the quarter and all amounts relating to the termination were paid as of June 30, 2003.  The Company cannot predict what impact, if any, the termination of the managed services agreement will have on its ongoing business relationship with EDS.

The Quarterly Report contains statements that are forward-looking.  When used herein, the words, "expect," "anticipate," "believe," "will," "intend," "estimate," "project" and similar expressions as they relate to Aether or the Company or its management are intended to identify such forward-looking statements.  Such forward looking statements are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially for a variety of reasons and circumstances.  Risks and uncertainties may affect the Company's operations, financial condition and financial results and are discussed in detail in our 2002 Annual Report on Form 10-K and include, but are not limited to: potential negative effects on our operations from workforce reductions, other restructuring activities, and the evaluation of strategic alternatives; potential liabilities for transmitting third party information, service disruption and system failures; whether we will be able to alter our services to meet changing market demands and technologies; our dependence on wireless networks owned and controlled by third parties; and the potential loss of significant customers.

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

Contracts with our transportation subscribers are generally for three- to five-year periods and include a termination penalty if cancelled by the subscriber before the term of the contract expires.  The contracts are generally renewable at the option of the subscriber for additional periods or otherwise continue on a monthly basis until cancelled by the subscriber.

Subscriber revenue is recognized monthly as the service is provided.  Activation fees are deferred and recognized ratably over the expected life of the customer relationship which is typically the length of the customer contract.

ii.) Engineering services revenue

Engineering services revenue is derived from the provision of wireless integration consulting services, which we provide on either a time-and-materials basis or pursuant to a fixed-fee contract.  Revenue on time-and-materials contracts is recognized as time is spent at hourly rates, which are negotiated with the customer.  Revenue on fixed-fee contracts is recognized on the percentage-of-completion method, based on costs incurred in relation to total estimated costs.  If we anticipate that we will lose money on a fixed-fee contract, losses are recognized as soon as they become known and estimable.  Considerable judgment may be required in determining estimates to complete a project including the scope of work to be completed and reliance on the customer or other vendors to fulfill some tasks.  If we made different judgments or utilized different estimates of the total amount of work we expect to be required to complete the project, the timing of our revenue recognition from period to period, and our margins on the project in the reporting period, may have differed materially from that reported.

iii.) Software and related services revenue

Software and related services revenue is generated from licensing software and providing services, including maintenance and technical support, training and consulting.  Software revenue consists of fees for licenses of our software products.  We recognize the revenue when the license agreement is signed, the license fee is fixed and determinable, delivery of the software has occurred, and when we estimate that collection of the fees is probable.  At the time of the transaction, we assess whether the fee associated with such transaction is fixed and determinable and whether or not collection is reasonably assured.  If a significant portion of a fee is due after our normal payment terms (that is, on extended payment terms), we account for the fee as not being fixed and determinable.  In these cases, we recognize revenue as the fees become due.  We assess collection based on a number of factors, including past transaction history with the customer and credit worthiness of the customer.  We do not request collateral from our customers.  If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time it becomes reasonably assured, which is generally upon receipt of cash.  If we assessed collectibility differently, the timing and amount of our revenue recognition may have differed materially from that reported.

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

Service revenues consist principally of maintenance and technical support. These include unspecified when-and-if available product updates and customer telephone support services. The service revenues are recognized ratably over the term of the service period.  Other service revenues are recognized as the related services are provided. In situations where we host software for a customer and the customer has the option to take possession of the software at any time during the hosting period without significant penalty and we believe it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to us to host the software, the software element is accounted for as a separate element, in accordance with SOP 97-2.  Otherwise, such amounts are recognized ratably over the hosting period. If our assessment of this feasibility were different, the timing of our revenue recognition may have differed materially from that reported.

iv.) Device revenue

We derive device revenue on the sale of wireless devices used to provide our services.  We have assessed the interoperability of the types of hardware that we sell, and when customers can obtain similar equipment from other parties to receive services we offer, or customers can use equipment purchased from us with services provided by other service providers, we recognize equipment revenue, including the related shipping, installation and activation services, when collectibility is probable and the equipment and related services are provided to the customer.  When the equipment is not deemed to be interoperable (i.e., it can only be used by a customer to acquire our services), the equipment revenue, including the related shipping and activation fees, and related cost are deferred and recognized over the shorter of the life of the equipment or the estimated term of the subscriber.  In these situations, we allocate amounts to the device and subscriber categories based on the relative fair values.  When we sell hardware and software, and the hardware is considered essential to the functionality of the software, we account for the two elements as one unit of accounting.  In reporting revenues, we allocate amounts between software and device revenue based on their relative fair values. If we allocated the respective fair values of the software and hardware differently, the timing of our revenue recognition may have differed materially from that reported.

v.) Revenue from multiple element arrangements

For arrangements with multiple elements, we allocate revenue to each component of the arrangement using the residual value method.  This means that we defer revenue from the total fees associated with the arrangement equivalent to the fair value of the element(s) of the arrangement that has (have) not yet been delivered.  The fair value of any undelivered elements is established by using historical evidence specific to Aether.  For instance, the fair values for maintenance and technical support are based on our separate sales of renewals to other customers or upon the renewal rates quoted in the contracts and the fair value of services, such as training, is based on our separate sales of these services on a standalone basis to other customers.  If we allocated the respective fair values of the elements differently, the timing of our revenue recognition may have differed materially from that reported.

(b)                                 ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must make estimates of potential product returns and the valuation of our accounts receivable. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns. We recorded provisions for sales returns of approximately $283,000 and $210,000 during the six months ended June 30, 2003 and 2002, respectively.  We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result, we recorded bad debt expense of approximately $817,000 and $2.6 million during the first six months of 2003 and 2002, respectively, which is recorded in selling and marketing expense in the accompanying Condensed Consolidated Statement of Operations.  The decline in bad debt expense is primarily attributable to improved historical bad debts and a decline in credit concentrations in higher-risk customers.  As of June 30, 2003, our net accounts receivable balance was $26.2 million, net of allowance for sales returns and doubtful accounts of $7.0 million. As of December 31, 2002, our net accounts receivable balance was $22.8 million, net of allowance for sales returns and doubtful accounts of $7.7 million. If we had used different estimates and assumptions related to the amount of sales returns we would receive, and about the collectibility of our accounts receivable, our provisions for sales returns and allowance for doubtful accounts may have differed materially from that reported.

(c)           VALUATION OF INVENTORY

Inventory, net of allowance for obsolete and slow-moving inventory, consists of finished goods such as handheld computers, pagers, wireless modems, and accessories and is stated at the lower of cost or market. Cost is determined using a standard costing method, which approximates the first-in, first- out method. Our inventory is subject to rapid technological changes that could have an adverse impact on its realization in future periods. In addition, there are a limited number of suppliers of our inventory. We estimate the value of our inventory based on our consideration of the following: (1) quantities and composition of inventory held; (2) sales prices of competing vendors; (3) projected unit sales and unit pricing over subsequent twelve month period; and (4) evaluation of remaining inventory purchase commitments. If our projections were different, our margins on device sales may have differed materially from that reported. If our estimates of projected units sales and unit pricing are less than actual results, we may be required to record additional impairment charges in the future.

(d)                                 ESTIMATION OF RESTRUCTURING ACCRUALS

On January 1, 2003, we adopted SFAS No. 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value. Since 2001, we have implemented multiple restructuring plans that have resulted in charges being recorded to earnings.  The calculation of the restructuring accrual related to expected losses on subleases required us to make estimates concerning: (1) the expected length of time to sublease the facility; (2) the expected rental rates on subleases; and, (3) estimated brokerage expenses associated with executing the sublease. We use the assistance of independent real estate brokerage firms in developing these estimates and our estimates may be impacted by future economic trends. The expected losses on subleases have not been discounted. If the actual results differ from our estimates, we may be required to adjust our restructuring accrual related to expected losses on subleases, including recording additional losses.

We recorded a charge to earnings in the first half of 2003 for $2.9 million. The charge reflected primarily fees incurred in terminating a contract and workforce reductions of 66 employees. Employee separation benefits under the restructuring plan include severance, medical, and other benefits. As of June 30, 2003, the accrued liability related to all restructuring activities was $27.2 million.  A portion of the accruals taken in prior periods was used in 2003.

During the first half of 2002, Aether continued its expense reduction plan in an effort to improve operational efficiencies and to reduce planned expenses. These efforts resulted in the further consolidation of excess facilities and elimination of positions. As a result of this restructuring plan, we recorded a charge to earnings in the first half of 2002 of $15.6 million (including adjustments of approximately $3.9 million). The charge related mainly to a workforce reduction of over 232 positions and the closing or consolidation of three facilities. Employee separation benefits of $3.7 million under the restructuring plan included severance, medical, and other benefits. Facility closure and other costs of $11.9 million included expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.

RECENT ACCOUNTING PRONOUNCEMENTS

(i) SFAS No. 145

In April 2002, the FASB issued SFAS No. 145, “ Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds FASB No. 4 and 64 in relation to reporting gains and losses from extinguishment of debt.  SFAS No. 145 amends SFAS No. 4 and 64 and requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Opinion 30.  Applying the provisions of Opinion 30 will differentiate between normal recurring operations of a company and transactions that are unusual or infrequent in matter.  SFAS No. 145 also amends Statement No. 13, to the effect that sale-leaseback accounting for certain lease modifications should be accounted for in the same manner as sale-leaseback transactions.  In connection with the adoption of SFAS No. 145, we reclassified $22.0 million and $28.3 million of extraordinary gains from early extinguishment of debt to continuing operations for the three and six months ended June 30, 2002, respectively.

 (ii) Financial Interpretation No. 45

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

(iii) Financial Interpretation No. 46

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. “This interpretation addresses the consolidation by business enterprises of variable interest entities as defined the Interpretation.  The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003.  Since January 31, 2003, we have not entered into any arrangements that we believe are variable interest entities. For arrangements entered into prior to January 31, 2003, we are required to adopt the provisions of FIN 46 at the beginning of the third quarter of fiscal 2003. We do not expect the application of this Interpretation to have a material effect on our consolidated financial statements.

(iv) EITF 00-21

In November 2001, the Emerging Issues Task Force issued its final consensus on Revenue Arrangements with Multiple Deliverables.  This guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Alternatively, entities may elect to report the change in accounting as a cumulative-effect adjustment.  EITF 00-21 discusses criteria necessary to determine when an arrangement may be viewed to have separate units of accounting (and thus revenue) and when an arrangement should be viewed as a single unit of accounting.  The application of this EITF is not expected to have a material effect on our financial statements.

(v)  SFAS No. 150

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The Statement establishes standards for how an issuer classifies and measure certain financial instruments with characteristics of both liabilities and equity.  The Statement is effective immediately for financial instruments entered into or modified after May 31, 2003, and for instruments entered into or modified prior to May 31, 2003, otherwise must be adopted at the beginning of the third quarter of fiscal 2003.  Since May 31, 2003, we have not entered into any finacial instruments that it believes would be subject to the provisions of SFAS No. 150.  We do not expect this statement to have a material impact on our financial statements.

COMPARISON OF RESULTS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(a)                                  SUBSCRIBER REVENUE

Subscriber revenue consists of monthly per-subscriber service fees, monthly per-subscriber exchange fees for access to financial information from the securities exchanges and markets, monthly fees for providing access to our network operations center, and the amortization over the life of the expected customer relationship of nonrefundable activation fees.   Subscriber revenue decreased to $17.8 million for the three months ended June 30, 2003 from $19.9 million for the three months ended June 30, 2002.  Of the decrease, approximately $3.1 million resulted from the previously disclosed process of seeking to convert Highway Master TM subscribers (acquired during 2002 from @Track Communications, Inc.) to our MobileMax TM product line.  As expected, certain Highway Master TM customers have not elected to convert to Mobile Max TM.  Those customers who do convert typically enter longer term, multi-year contracts with lower monthly fees than those they were paying for Highway Master TM service.  The MobileMax TM product's revenue model is a lower yet more consistent monthly fee, as compared to the more variable model of Highway Master TM.  The Highway Master revenue model results in more volatile and less predictable revenue.  The decrease in revenue was partially offset by an increase in revenue of $1.1 million due to an increase in subscribers for our Blackberry by Aether products.  Subscribers decreased to 103,570 at June 30, 2003 from 107,118 at June 30, 2002.  The decrease in subscribers is primarily due to the departure of subscribers from the Highway Master TM product line (who did not convert to MobileMax TM) offset by increases in Blackberry by Aether and MobileMax TM.  The Company expects a majority of the Highway Master TM conversion process to be completed by the end of this year and that a significant portion of Highway Master TM customers will convert to MobileMax TM, although the Company can not assure this result.

Subscriber revenue increased to $36.8 million for the six months ended June 30, 2003 from $32.2 million for the six months ended June 30, 2002.  Approximately $4.9 million of the increase in revenue was due to an increase in subscribers for our Blackberry by Aether products.  Of this increase, $1.0 million was non-recurring revenue recognized in connection with the termination of a customer contract.  The increase in revenue was partially offset by a decline in revenue from our domestic and European market data products.  Additionally, increases in revenue from our MobileMax TM product line were offset by decreases in revenue from our Highway Master TM product line, which was acquired during March 2002.

                Research in Motion Limited (“RIM”) sells us the subscriber devices that we resell to our Blackberry by Aether customers and certain of our other data service customers.  According to press reports and RIM news releases, in early August 2003, a U.S. federal district court judge awarded substantial money damages against RIM and granted (and then immediately stayed, pending appeal) an injunction against RIM that would prohibit RIM from selling Blackberry devices, software or services, in the United States for up to nine years.  The case involves claims that RIM infringe on patents of another company.  RIM has said it is appealing this decision and also seeking relief from the U.S. Patent and Trademark Office (“PTO”).  We cannot assess the likelihood that RIM will succeed in any appeal or in any PTO proceedings, or that it will be able to negotiate a license with the company that holds the patents at issue.  Ultimately, RIM might be prohibited from selling Blackberry devices or might raise its prices to offset licensing fees or damage payments.  Either result could have a negative impact upon our revenues and earnings.  This litigation is not presently having an impact on our business.

(b)                                 COST OF SUBSCRIBER REVENUE

Cost of subscriber revenue consists primarily of airtime costs, financial data costs, and securities exchange and market fees.  Our airtime costs are determined by agreements we have with several wireless carriers.  Typically, we have one-year contracts to buy data network capacity either for an agreed amount of kilobytes at a flat fee or on a cents-per-kilobyte basis.  Cost of subscriber revenue excludes depreciation on, and operating costs of, our network operations center and certain costs of customer fulfillment and customer care.  These costs are included in operating expenses.  Cost of subscriber revenue decreased to $8.4 million for the three months ended June 30, 2003, from $11.2 million for the three months ended June 30, 2002.  The decrease between periods was primarily due to the decrease in subscribers for the Highway Master product line discussed above and a $1.5 million non-recurring, favorable adjustment to subscriber cost for the Blackberry by Aether product line resulting from the renegotiation of an airtime provider contract, where we received a lower rate for future airtime usage and a credit for airtime charges in prior periods.

Cost of subscriber revenue decreased to $18.2 million for the six months ended June 30, 2003, from $18.6 million for the six months ended June 30, 2002.  The slight decrease in subscriber cost is due to the decrease in number of subscribers for the Highway Master product line and our domestic and European market data products and the non-recurring airtime adjustment for Blackberry by Aether discussed above, partially offset by increased subscribers for Blackberry by Aether and MobileMax product lines.  There were no costs associated with the revenue we recognized in connection with the termination of the customer agreement discussed in “Subscriber Revenue” above.  We expect our cost of subscriber revenue to increase in the third quarter of 2003, as compared to the current quarter, as we will not have the one-time benefit as discussed above from our recent renegotiation of an airtime contract.

(c)                                  ENGINEERING SERVICES REVENUE

Revenue from engineering services consists of amounts billed to our customers for engineering time on an hourly basis or fixed fees on a per project basis.  Engineering services revenue decreased to approximately $172,000 for the three months ended June 30, 2003, from approximately $712,000 for the three months ended June 30, 2002.  Engineering services revenue decreased to approximately $251,000 for the six months ended June 30, 2003, from $2.3 million for the six months ended June 30, 2002.  The decrease between periods was primarily due to the general decrease in corporate IT (information technology) spending and the completion or termination of projects from 2002.

(d)                                 COST OF ENGINEERING SERVICES REVENUE

Cost of engineering services revenue consists of cash compensation and related costs for engineers and other project-related costs.  Cost of engineering services revenue decreased to approximately $37,000 for the three months ended June 30, 2003, from approximately $318,000 for the three months ended June 30, 2002. Cost of engineering services revenue decreased to approximately $58,000 for the six months ended June 30, 2003, from $1.1 million for the six months ended June 30, 2002.  The decrease between periods was primarily due to the decrease in engineering services performed as discussed above, combined with lower relative costs of revenue.

(e)                                  SOFTWARE AND RELATED SERVICES REVENUE

                We derive revenue from the licensing of software products such as our PacketCluster, PocketBlue and FireRMS software suites most often used by our federal, state and local government customers. We also derive revenue from the licensing of other software products including elements of the Aether FusionTM platform, formerly sold as AIM, and the ScoutWare software suite, as well as from the e-Mobile software suite.  Software and related services revenue remained constant at $5.6 million for the three months ended June 30, 2003 and the three months ended June 30, 2002.  An increase in sale of the PacketCluster software suite was offset primarily by a decrease in the sale of the Scoutware software suite.  Software and related services decreased to $11.5 million for the six months ended June 30, 2003, from $11.7 million for the six months ended June 30, 2002.  The decrease between periods was primarily due to a decline in the sale of the ScoutWare software suite substantially offset by an increase in the sale of the PacketCluster software suite.

(f)                                    COST OF SOFTWARE AND RELATED SERVICES REVENUE

Cost of software and related services revenue consists of costs of licensing, including royalty payments and personnel costs. Cost of software and related services revenue decreased to $1.1 million for the three months ended June 30, 2003 from $2.3 million for the three months ended June 30, 2002.  Cost of software and related services revenue decreased to $2.4 million for the six months ended June 30, 2003 from $4.4 million for the six months ended June 30, 2002.  The decrease between periods was primarily due to the decrease in third party contract labor of approximately $369,000 and personnel costs incurred of approximately $500,000.  The increase in software margins relates primarily to work performed on higher margin PacketCluster software contracts and reduction in the use of outside contractors during the three and six months ended June 30, 2003.

(g)                                 DEVICE SALES

We derive device revenue on the sale of wireless devices used to provide our services.  Device revenue relating to our transportation segment is recognized ratably over the shorter of the life of the equipment or the estimated term of the customer relationship.  Revenue from device sales decreased to $4.2 million for the three months ended June 30, 2003 from $5.4 million for the three months ended June 30, 2002. Revenue from device sales decreased to $8.5 million for the six months ended June 30, 2003 from $9.1 million for the six months ended June 30, 2002.  The decrease from the quarterly and six-month periods of 2002 to the same periods of 2003 was primarily due to a reduction in sales volume of handheld devices, including devices related to Blackberry by Aether service.  This was partially offset by the conversion of Highway MasterTM customers to the Mobile MaxTM messaging product line.  The Highway MasterTM product line was obtained in connection with the acquisition made in the first quarter of 2002.

(h)                                 COST OF DEVICE SALES

Cost of device sales consists of the cost of the hardware from the hardware manufacturer or wholesaler. Cost of device revenue relating to our transportation segment is recognized ratably over the shorter of the life of the equipment or the estimated term of the customer relationship.  Cost of devices decreased to $3.5 million for the three months ended June 30, 2003 from $4.5 million for the three months ended June 30, 2002. Cost of device sales increased to $8.2 million for the six months ended June 30, 2003 from $8.0 million of the six months ended June 30, 2002.  Approximately $1.0 million of the increase in the cost of device sales for 2003 relates to charges recorded to increase our warranty reserves.  The remaining increase is due to an increase in sales of the Mobile MaxTM messaging product as discussed above. For a discussion of litigation affecting our supplier of Blackberry by Aether devices, see the section entitled “Subscriber Revenue” above.

(i)            RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of cash compensation and related costs for engineers engaged in research and development activities and, to a lesser extent, costs of materials relating to these activities. We expense research and development costs as we incur them. Research and development expenses decreased to $4.3 million for the three months ended June 30, 2003 from $7.0 million for the three months ended June 30, 2002.  Personnel costs decreased approximately $2.1 million as a result of our reduction in workforce.  Outside services and other ancillary expenses, including travel, telecommunications and supplies, also declined.

Research and development expenses decreased to $8.7 million for the six months ended June 30, 2003 from $15.6 million for the six months ended June 30, 2002.  The decrease from 2002 to 2003 was primarily due to a $5.7 million decrease in personnel costs as a result of our reduction in work force.  For more information on our restructuring efforts, refer to the section entitled “Estimation of Restructuring Accruals” above.  Outside services decreased approximately $400,000.  Travel, recruiting, telecommunications and software expenses also decreased.

(j)                                     GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of cash compensation and related costs for general corporate personnel, along with rent, network operations costs, and general support costs. General and administrative expenses decreased to $10.9 million for the three months ended June 30, 2003 from $15.6 million for the three months ended June 30, 2002.  Personnel costs decreased $3.3 million as a result of our reduction in workforce.  Facility and telecommunications expenses decreased approximately $1.3 million as a result of reduced staffing leading to consolidation and elimination of leased space and telecommunications infrastructure.  Travel and other ancillary costs also decreased.

General and administrative expenses decreased to $22.6 million for the six months ended June 30, 2003 from $32.9 million for the six months ended June 30, 2003.  The decrease from 2002 to 2003 was primarily due to a $6.2 million decrease in personnel costs as a result of our reduction in workforce.  Facility and telecommunication expenses decreased $2.8 million based on the elimination of leased facilities and telecommunications infrastructure.  Travel decreased approximately $500,000.  Most other expense categories also decreased, including those for professional fees, software, insurance and taxes.  These expense reductions were slightly offset by a $400,000 increase in outside services, which is primarily the result of fees paid to EDS under the managed services agreement for outsourcing services provided during the first half of 2003.  As discussed above under “Overview”, Aether and EDS terminated the managed services agreement effective June 30, 2003.

(k)                                  SELLING AND MARKETING EXPENSES

Selling and marketing expenses consist primarily of advertising and promotions, sales and marketing personnel, and travel and entertainment.  Selling and marketing expenses decreased to $3.4 million for the three months ended June 30, 2003, from $8.9 million for the three months ended June 30, 2002.  The decrease in selling and marketing expenses was primarily due to a $2.2 million decrease in advertising, a $1.2 million reduction in personnel expenses, $700,000 in lower aggregate commissions, and $400,000 in lower bad debt expense.

Selling and marketing expenses decreased to $6.8 million for the six months ended June 30, 2003 from $19.0 million for the six months ended June 30, 2003.  The decrease in selling and marketing expenses from 2002 to 2003 was due primarily to decreased spending of approximately $4.7 million on advertising, $2.3 million in reductions in personnel costs, $1.7 million in lower aggregate commissions and $1.7 million in decreased bad debt expense.  A large portion of the decreased advertising expense relates to terminating the AOL advertising commitment that was responsible for $3.5 million of the advertising expense for the six months ended June 2002.  The decline in bad debt expense is primarily attributable to improved historical bad debts and a decline in credit concentrations in higher-risk customers.  For more information on our restructuring efforts, refer to the section entitled “Estimation of Restructuring Accruals” above.

(l)                                     DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses consist primarily of the amortization of intangible assets obtained in connection with our acquisitions. Depreciation and amortization expenses also include depreciation expenses arising from equipment purchased for our data centers and other property and equipment purchases. Depreciation and amortization decreased to $4.2 million for the three months ended June 30, 2003, from $10.6 million for the three months ended June 30, 2002. Depreciation and amortization decreased to $8.4 million for the six months ended June 30, 2003 from $21.4 million for the six months ended June 30, 2002.  The decrease results primarily from reduced carrying value of our amortizable intangible assets. That carrying value was reduced in connection with the impairment charges we recorded during 2002, including the impairment charges related to the cumulative effective of change in accounting principle resulting from our adoption of SFAS No. 142 on January 1, 2002.

(m)          OPTION AND WARRANT EXPENSE

Option and warrant expense consists of expenses recorded to account for the difference on the date of grant between the fair market value and the exercise price of stock options issued to employees (which, when granted at an exercise price equal to fair market value on the grant date, is zero), restricted stock granted to employees and the fair value of equity-based awards to non-employees. Because of grants of restricted stock under our restricted stock plan, on which we recognize expense equal to the fair market value of the stocks as it vests, we expect to continue to have substantial option and warrant expense. Option and warrant expense decreased to approximately $521,000 for the three months ended June 30, 2003 from $2.2 million for the three months ended June 30, 2002.  Option and warrant expense decreased to $1.1 million for the six months ended June 30, 2003 from $4.4 million for the six months ended June 30, 2002.  The decrease for 2003 was primarily due to the canceling of the options and forfeiture of restricted stock grants of persons whose positions were eliminated as part of our restructuring efforts.  For more information on our restructuring efforts refer to the section entitled “Estimation of Restructuring Accruals” above.  We expect the amount of option and warrant expense will fluctuate over time as the market price of our stock fluctuates, because of our use of restricted stock grants as a form of employee compensation.

(n)                                 IMPAIRMENT OF INTANGIBLES AND OTHER ASSETS

Impairment of intangibles and other assets consists of the amount of goodwill, and other intangibles and tangible assets, written down in the period.  Impairment charges for the three and six months ended June 30, 2003 was approximately $2.2 million and $2.6 million primarily related to additional write down of assets held for sale and tangible assets, determined in accordance with SFAS No. 144.  There was no impairment charge for the three months ended June 30, 2002.  The impairment of intangibles and other assets for the six months ended June 30, 2002 was $2.4 million primarily related to the sale of the French subsidiary of our non-US operation, Aether Systems Ltd (formerly Sila Communications Ltd).

(o)           RESTRUCTURING CHARGE

On January 1, 2003, we adopted SFAS No. 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value. We recorded a charge to earnings for the three and six months ended June 30, 2003 of approximately $2.4 million and $2.9 million, respectively, related mainly to fees incurred in terminating a contract and workforce reductions. Employee separation benefits under the restructuring plan include severance, medical, and other benefits. As of June 30, 2003, the accrued liability related to the restructuring was $27.2 million.  For more information on the restructuring charges, refer to the section entitled “Estimation of Restructuring Accruals” above.

(p)                                 LOSS ON DISPOSAL OF ASSETS

Loss on disposal of assets was approximately $838,000 for the three months and six months ended June 30, 2003. Loss on disposal of assets for the three and six months ended June 30, 2003 primarily consists of the loss on the sale of an asset classified as an asset held for sale.

(q)                                 INTEREST INCOME

Interest income consists primarily of interest income from cash equivalents and short-term investments and interest earned through the leasing of hardware to customers.  Interest income decreased to $1.8 million for the three months ended June 30, 2003 from $3.1 million for the three months ended June 30, 2002. Interest income decreased to $4.2 million for the six months ended June 30, 2003 from $5.6 million for the six months ended June 30, 2002.  The decrease from 2003 to 2002 was primarily due to the Company’s decreasing cash balance, as well as the impact of lower interest rates. The decrease in interest income was partially offset by interest income on leases for our Mobile Messaging product line.  We expect interest income to continue to decline as our cash balance declines.

(r)            INTEREST EXPENSE

Interest expense consists primarily of debt service and amortization of loan fees on our outstanding convertible subordinated notes payable.  Interest expense decreased to $2.6 million for the three months ended June 30, 2003 from $4.9 million for the three months ended June 30, 2002.  Interest expense decreased to $5.2 million for the six months ended June 30, 2003 from $9.7 million for the six months ended June 30, 2002.  The decrease for 2003 as compared to 2002 was primarily a result of the debt buy-backs in 2002, lower outstanding aggregate principal amount of our convertible subordinated notes payable.  During 2002, we bought back $135.6 million face value of our convertible subordinated notes payable of which $75.0 million was repurchased in the first half of 2002.   Interest expense also was higher in the first half of 2002 because of accrued interest during the first quarter of 2002 on a $5.2 million forward sale contract arrangement that was settled in June 2002.

(s)                                  GAIN ON EXTINGUISHMENT OF DEBT

The gain on extinguishment of debt consists of the gain realized upon our repurchase of a portion of our convertible subordinated notes payable. There was no gain on extinguishment of debt in 2003.  We recorded an extraordinary gain of $22.0 million and $28.3 million for the three and six months ended June 30, 2002, respectively, relating to the repurchase of  $75.0 million of our convertible subordinated notes payable.  This amount was reclassified to other income (expense) from continuing operations as a result of our adoption of SFAS No. 145.

(t)                                    EQUITY IN LOSSES OF INVESTMENTS

Equity in losses of investments consists of our proportionate share of the net losses of businesses in which we have invested, which are recorded under the equity method of accounting.  Equity in losses of investments decreased to approximately $33,000 for the three months ended June 30, 2003 from $833,000 for the three months ended June 30, 2002.  Equity in losses of investments decreased to $92,000 for the six months ended June 30, 2003 from $3.6 million for the six months ended June 30, 2002.  The decrease results primarily from the fact that we had written off a substantial portion of these investments prior to the current quarter.  As of June 30, 2003 we have written off all of the remaining book value of these investments and we do not expect to record any additional equity in losses of investments.

(u)                                 INVESTMENT LOSSES, INCLUDING IMPAIRMENTS, NET

Investment losses including impairments consist of the loss taken on investments where the decline in market value was deemed to be other than temporary.  Investment losses also include amounts related to the decline in the fair value of derivative instruments, offset by realized gains from the sales of investments.  For the three months ended June 30, 2003, we recorded a net gain of $42,000, which consisted primarily of realized gains associated with the sale of certain investments.  For the three months ended June 30, 2002 we recorded a net charge of $5.9 million, which included $5.8 million in impairment charges related to our investments.  For the six months ended June 30, 2003, we recorded a net charge of $124,000, which consisted primarily of impairment charges related to our investments partially offset by gains on the sale of investments.  For the six months ended June 30, 2002, we recorded a net charge of $10.1 million, which included $9.9 million in impairment charges related to our investments.  The remainder of the net charges in the first half of 2002 related to net gains and losses from changes in the fair value of warrants related to our investments.

(v)                                 MINORITY INTEREST

Minority interest reflects the portion of net income or losses of Aether Systems Ltd allocated to Reuters during 2002.  During the fourth quarter of 2002, we purchased from Reuters their 40% interest in Aether Systems Ltd.  Because we now own 100% of Aether Systems Ltd, we will no longer allocate any portion of Aether Systems Ltd’s  net income or loss to Reuters and will not show any amount for the “Minority interest” item.  All of our subsidiaries are now wholly owned.  Minority interest was ($1.4) million and approximately $108,000 for the three and six months ended June 30, 2002, respectively.

(w)          CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In connection with the adoption of SFAS No. 142 on January 1, 2002, we were required to perform a transitional impairment analysis.  We completed our analysis in the third quarter of 2002 and recorded a charge through cumulative effect of change in accounting principle of $129.3 million.  As such, our condensed consolidated financial statements for the six months ended June 30, 2002 have been adjusted to reflect this change.

(x)                                   ESCROW SETTLEMENT, NET

Escrow settlement, net, was $2.3 million for the three and six months ended June 30, 2002.  Escrow settlement, net, for the three and six months ended June 30, 2002 consisted of an escrow settlement of $2.6 million related to our purchase of RTS Wireless in November of 2000, partially offset by various expenses related to effecting the settlement.

SEGMENT RESULTS

Aether’s operating segments include Enterprise Mobility Solutions, Transportation, and Mobile Government.

The Enterprise Mobility Solutions (EMS) segment is focused on providing integrated wireless data solutions to enterprises with product development emphasis on field service, sales force automation, distribution and delivery management, and mail and messaging access. For a discussion of litigation affecting the supplier of Blackberry by Aether devices that EMS resells to customers, see the section entitled “Subscriber Revenue” above.

From the three months ended June 30, 2002, as compared to the three months ended June 30, 2003, EMS revenue decreased $1.1 million with a $1.0 million decrease in EMS’ domestic operations and a $100,000 revenue decrease in EMS’ international operations.  The decrease in EMS’ domestic operations was driven by declines in hardware, engineering and software revenue of $1.6 million, $500,000 and $200,000, respectively.  These declines were offset somewhat by a $1.3 million increase in subscriber revenue due to the growth of wireless email subscribers.  The decrease in EMS’ international operations is a result of declining financial application subscribers.  EMS’s gross profit for the second quarter of 2003 increased $2.2 million in comparison to the second quarter of 2002.  The largest component of the increase was a $1.8 million increase in the subscriber category where increased domestic subscribers and a one-time $1.0 million termination fee were only slightly offset by the decline in international subscribers.  Hardware gross profit also increased $500,000.

EMS revenue decreased $454,000 for the six months ended June 30,2003, as compared to the same six month period of 2002, primarily due to a $487,000 decline in EMS’s international operations.  EMS’s domestic operations had approximately the same aggregate revenue for the first six months of 2003 and 2002.  However, the revenue mix has changed as a $5.3 million increase in subscriber revenue has offset declines in engineering, hardware and software of $2.1, $2.0 and $1.2 million, respectively.  EMS’s gross profit for the six-month period increased $2.9 million in comparison to same period in 2002.  A substantial portion of the increase is related to a $1.0 million termination fee recognized in the first quarter of 2003 with no related cost of revenue and a $1.5 million favorable airtime cost of revenue adjustment recognized in the second quarter of 2003.  The remainder of the increase is due to the change in the revenue mix, to services having a high profit margin.

Aether’s Transportation segment is focused on long-haul trucking communications and asset monitoring products.  The main products in this segment are MobileMax™, Aether’s vehicle location and messaging solution for long-haul trucks, and GeoLogic™, TrailerMax™ and 20/20v™:  various asset monitoring products designed for trailers and other mobile assets.  The MobileMax™ product allows transportation companies to have access to least-cost-routing capability of multi-mode technology (terrestrial and satellite connectivity) to deliver two-way data and dispatch messaging and automatic, instantly communicated information on each vehicle - most typically trucks.  Our asset monitoring products deliver various levels of location and status data, depending on the customer’s requirements.  Our products provide simple location information to a user-configurable event-driven and exception- based alert reporting system.

For the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, Transportation revenue decreased $3.3 million.  This decrease is due to the completion of the contract period for many of the subscribers acquired with the acquisition of the retail trucking division of Motient Corporation, the loss of subscribers on the Highway MasterTM products acquired in the first quarter of 2002, and lower monthly rates paid by customers who converted from Highway MasterTM to MobileMaxTM.  Gross profit for the quarter decreased $1.9 million, primarily from the decrease in Highway MasterTM revenue.

Transportation revenue increased $682,000 for the six months ended June 30, 2003, as compared to the same six month period of 2002, primarily due to increases in MobileMaxTM subscribers and sales of MobileMaxTM Hardware, offset somewhat by the decline in Highway MasterTM subscribers and a decrease in software revenue.  Gross profit for the six-month period decreased $733,000, primarily due to decreased hardware margins.

In our Mobile Government segment, we provide wireless data solutions for public safety.  We have products for both law enforcement and asset tracking.  Our public safety solutions are integrated into 47 different state databases as well as local and federal databases to deliver real-time information in seconds without having to involve dispatch or other resources.  Our products in this area are the PacketCluster family of products, the handheld version of PacketCluster Patrol called PocketBlue, the FireRMS family of products for fire and rescue companies, and the handheld application for this community, PocketRescue.

Mobile Government revenue increased $500,000 in the three months ended June 30, 2002 to the three months ended June 30, 2003, due to an increase in the volume and scope of the projects.  Gross profit increased $1.0 million primarily due to the revenue increase, but also due to the implementation of a new project accounting system in the first quarter of 2003, which has improved the accuracy of capturing true project costs.

Mobile Government revenue increased $1.5 million for the six months ended June 30, 2003, as compared to the same six-month period of 2002.  Software and subscriber revenue increases of $1.4 million and $200,000, respectively, were only slightly offset by a $100,000 decrease in hardware revenue.  Gross profit for the six-month period increased $2.6 million due both to the increase in software revenue and the implementation of the project accounting system mentioned above.

Any assets not allocated to one of the three segments are considered corporate assets.  We do not allocate corporate assets to any of the three segments for internal reporting purposes.

We began to report our financial results by segment as of the first quarter of 2000. During 2000, 2001 and 2002, our reportable segments have changed.  In the future, our reportable segments may continue to change as our operating structure, business and the market in which we operate evolves.

Segment detail is summarized as follows:

THREE MONTHS ENDED JUNE 30, 2003	Enterprise Mobility Solutions	Transportation	Mobile Government	Corporate & Other	Total
Revenue	$12,810	$9,682	$5,263	$—	$27,755
Gross Profit	$6,295	$4,350	$4,042	$—	$14,687

THREE MONTHS ENDED JUNE 30, 2002	Enterprise Mobility Solutions	Transportation	Mobile Government	Corporate & Other	Total
Revenue	$13,873	$12,932	$4,813	$—	$31,618
Gross Profit	$4,070	$6,231	$3,013	$—	$13,314

SIX MONTHS ENDED JUNE 30, 2003	Enterprise Mobility Solutions	Transportation	Mobile Government	Corporate & Other	Total
Revenue	$26,729	$19,469	$10,794	$—	$56,992
Gross Profit	$11,921	$8,003	$8,146	$—	$28,070

SIX MONTHS ENDED JUNE 30, 2002	Enterprise Mobility Solutions	Transportation	Mobile Government	Corporate & Other	Total
Revenue	$27,183	$18,787	$9,320	$—	$55,290
Gross Profit	$8,973	$8,736	$5,513	$—	$23,222

LIQUIDITY AND CAPITAL RESOURCES

Since 1999, we have financed our operations primarily from the proceeds of public offerings and private placements of our equity and debt securities. Through June 30, 2003, we have raised aggregate net proceeds of approximately $1.5 billion, net of underwriters’ discounts, including the issuance of $310.5 million of 6% convertible subordinated notes, including the issuance in March 2000. As of June 30, 2003, we had approximately $301.4 million in cash and short-term investments and working capital of approximately $303.0 million.  At December 31, 2002 and March 31, 2003, these amounts were $324.4 million and $335.2 million, and $315.3 million and 320.9 million, respectively.  The aggregate outstanding balance of our convertible subordinated notes, including accrued and unpaid interest, was $157.5 million as of June 30, 2003.

Our operations have never generated positive cash flow.  Net cash used in operating activities was $22.7 million and $72.3 million for the six months ended June 30, 2003 and 2002, respectively. The principal use of cash in each of these periods was to fund our losses from operations.  The amount of cash used in operating activities has declined significantly as we have reduced our operating expenses, through our restructuring efforts.

The amount of cash provided by or used in our investing activities fluctuates primarily based on the timing of our sales and purchases of short-term investments.  In managing our cash balances, we buy and sell short-term investments primarily to maximize returns based upon current market conditions.  Accordingly, we may sell an investment to realize a gain (or limit a loss) in response to changes in market conditions.  In the first six months of both 2003 and 2002, we used only a small portion of our cash to purchase assets used in the operations of our business.  Accordingly, our investing activities have not materially increased or decreased the aggregate amount of cash and short-term investments that we have to meet our liquidity needs.

Net cash provided by investing activities was $66.9 million for the six months ended June 30, 2003.  Net cash used in investing activities was $317.9 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, we used $1.0 million for the purchase of property and equipment and received a net of $65.5 million from the sales and purchases of short-term investment instruments (primarily United States Government Agency-sponsored securities).  For the six months ended June 30, 2002, we used $3.8 million for the purchase of property and equipment, a net of $311.9 million for the purchases and sales of short-term investment instruments (primarily United States Government Agency-sponsored securities) and $3.3 million in acquisition-related activities.  Our short-term investments have final maturities ranging from one month to three years and take into account our anticipated future cash needs.

Net cash used by financing activities was $1.4 million for the six months ended June 30, 2003.  Net cash used in financing activities was approximately $16.4 million for the six months ended June 30, 2002.  For the six months ended June 30, 2002, cash used in financing activities related primarily to the repurchase of a portion of our convertible subordinated notes.

Our major source of liquidity has been the cash generated from our securities, offerings and placements, as discussed above.  We continue to use such proceeds to fund our operating activities.  Other liquidity requirements include interest payments on our outstanding convertible subordinated notes, payments for restructuring activities and payments under contingent contractual obligations summarized in the contractual obligation table below.  Given the current amounts of our cash and short-term investments, we believe we have substantial flexibility to continue operations and still have funds available for our operating and capital requirements for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

Our contractual obligations have changed since last reported.  See notes 4 and 5 to the table for an explanation of the significant changes.

The following table describes all of our contractual commitments, including our future minimum lease payments.

	Payments due by period
Contractual Obligations	Total		Less than 1 year		1-3 years		3-5 years		More than 5 years

Long-Term Debt Obligations	$173,502		$9,295	(1)	$164,207	(1)	$—		$—
Capital Lease Obligations	1,629		614		1,015		—		—
Operating Lease Obligations	62,531	(2)	10,580		24,301		22,419		5,231
Purchase Obligations	7,919		6,111	(4,5)	1,808	(4,5)	—	(4)	—	(4)
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	(3)	—		—		—		—

Total	$245,581		$26,600		$191,331		$22,419		$5,231

(1) Long-term debt obligations include interest of approximately $18.6 million through March 2005.

(2) Facilities representing $53.7 million of our minimum lease payments are available for sublease and facilities representing approximately $475,000 of our minimum lease payments have been subleased.  Although there can be no assurance, we expect actual expenditures related to the above commitments will be less than indicated above due to subleases or lease terminations we are in the process of negotiating.

(3) We do not have any other long-term liabilities requiring cash payment (deferred rent and deferred revenue do not require a cash outlay) that are not already included in the categories above.  For instance, the entire long-term portion of our restructuring reserve relates to our operating lease obligations, which are already quantified in the third line of the above table.

(4) This amount has been reduced because we no longer have purchase commitments to EDS due to the termination of the managed services agreement in the second quarter of 2003, as discussed above in the “Overview Section”.

(5) This amount has been significantly reduced because we negotiated a release from our commitment to purchase additional hardware from RIM in the second quarter of 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain instruments subject to interest rate and foreign currency exchange rate risk. We categorize all of our market risk sensitive instruments as non-trading or other instruments.

(1)                                  INTEREST RATE SENSITIVITY

Our cash and cash equivalents and short-term investments are exposed to interest rate risk.  Our investment policy calls for investment in short-term, low risk instruments. At June 30, 2003, we had $113.4 million invested in money market instruments and certificates of deposit.  At June 30, 2003, we had $190.0 million invested in United States Government Agency-sponsored securities, all of which have maturities of less than three years.  These securities are classified as short-term based on management’s intentions to sell the securities within the next twelve months.  A decline in market rates of interest could reduce the amount of interest income we receive from our invested cash, but also could increase the market value of short-term investments we hold that bear higher interest rates.  Conversely, if interest rates were to rise, our interest income might increase and the value of our short-term investments could decline.  We believe that a 10% increase or decline in interest rates would not be material to our investment income our cash flows, or the value of our short-term investments.

We are exposed to market risk on our fixed rate convertible subordinated notes payable. The fair value of this fixed rate debt is sensitive to changes in interest rates. If market rates decline, the value of the notes payable is likely to increase, and the rate of interest we would be required to pay could be above current market rates of interest. If market rates rise, the fair value of the notes payable is likely to decline, and the interest rate on the notes could be lower than current market rates. Under our current policy, we do not use interest rate derivative instruments to manage our risk of interest rate fluctuations.  Because the interest rate payable on our convertible subordinated notes payable is fixed at 6%, changes in market interest rates do not alter our cash flow obiligations to service these notes.  We have no other long-term debt obligations.

(2)                                  FOREIGN RATE SENSITIVITY

Since the formation of Aether Systems, Ltd and the commencement of U.S. sales to foreign countries, we have been exposed to foreign currency exchange risk. All sales from the U.S. to foreign countries have been denominated in U.S. dollars. Since the revenue and expenses of Aether Systems Ltd generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the U.S. dollar will subject us to currency translation risk with respect to the reported results of Aether Systems Ltd as well as risks sometimes associated with international operations. The countries in which Aether Systems Ltd has operations have traditionally had relatively stable currencies. We do not hedge our foreign currency exposure. We believe that a 10% increase or decline in the exchange ratio of the British Pound to the US Dollar would not be material to cash and cash equivalent balances, interest income, or cash flows from consolidated operations.

ITEM 4. CONTROLS & PROCEDURES

We maintain a set of disclosure controls and procedures and internal control over financial reporting designed to provide us with reasonable assurance that information required to be disclosed in our filings under the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and disclosed in our filings within the time periods specified by the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Management of the Company does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud, as any control system is inherently limited by various factors and can provide only reasonable, and not absolute, assurance that the system's goals will be achieved.  Limitations of a control system can include faulty assumptions as to the likelihood of future events, errors in judgment or simple mistakes, resource and cost constraints, and inadequacies that develop over time because of changes in conditions and/or deterioration in compliance with policies and procedures. In view of these limitations, any evaluation of disclosure controls and procedures or internal control over financial reporting can provide only reasonable, and not absolute, assurance that control deficiencies and instances of fraud – if any – within the Company have been detected.

As of the end of the second quarter of 2003, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were adequate and effective and provide Aether with a reasonable level of assurance that material information required to be disclosed in filings with the SEC is accumulated and communicated to management in a timely manner.

In addition, we have reviewed our internal control over financial reporting and have seen no significant changes during the three months ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, Aether’s internal control over financial reporting.

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

Initial motions to dismiss the case were filed and the court held oral argument on the motions to dismiss on November 1, 2002.  On February 19, 2003, the court issued an Opinion and Order on defendants’ motions to dismiss, which granted the motions in part and denied the motions in part.  As to Aether Systems, the motion to dismiss the claims against it was denied in its entirety.  Discovery is now commencing against the underwriter defendants.  The plaintiffs voluntarily dismissed without prejudice the officer and director defendants of Aether.  On June 26, 2003, the Plaintiff’s Executive Committee in this case announced a proposed settlement with the issuers.  The proposed settlement provides that the cases against the more than 300 IPO’s between 1998 and 2000 will end.  Aether has agreed to support the settlement.  Under terms of the proposed settlement, Aether would not incur any material financial or other liability.  The proposed settlement would not involve the cases against the 55 investment bank underwriter defendants, which would continue.  Final approval of the proposed settlement will be required by the Court following notice to class members and a fairness hearing.  There can be no assurance such approval will be granted.

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

Not Applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held June 18, 2003, in Baltimore, Maryland, at which the following matters were submitted to a vote of the shareholders.

a.                                       Votes cast for or withheld regarding the election of directors.

	Total Vote For Each Director	Total Vote Withheld From Each Director
J. Carter Beese, Jr.,	32,152,203	2,045,207
James T. Brady	31,881,274	2,316,136
George M. Davis	30,086,989	4,110,421
Jack B. Dunn IV	32,663,592	1,533,818
Edward J. Mathias	32,159,331	2,038,079
David S. Oros	30,059,164	4,138,246
Truman T. Semans	31,854,115	2,343,295
George P. Stamas	31,786,888	2,410,522
Kendra VanderMeulen	32,143,755	2,053,655

b.                                      Votes cast for, against or withheld regarding ratification of the Company’s appointment of KPMG LLP as independent auditors.

FOR	AGAINST	ABSTAIN	NO-VOTE
33,179,301	1,001,543	16,566	0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1	Certification pursuant to 17 C.F.R § 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbnes-Oxley Act of 2002 for David S. Oros.
31.2	Certification pursuant to 17 C.F.R § 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbnes-Oxley Act of 2002 for David C. Reymann.

32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes– Oxley Acto of 2002 for David S. Oros and David C. Reymann. *

Report on Form 8-K

The Company filed a current report on Form 8-K on May 9, 2003 pursuant to Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition) under Item 9 (Regulation FD Disclosure) with respect to the Company’s financial results for the first quarter ended March 31, 2003.

* These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Quarterly Report on Form 10-Q or as a separate disclosure document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on form 10 Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 14, 2003
Aether Systems, Inc.

/s/ David C. Reymann
David C. Reymann
Chief Financial Officer
By:	(Principal Financial and Accounting Officer)