Form 10-Q
period 2003-09-30
AETHER SYSTEMS INC
filed 2003-11-14
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2003

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

As of November 11, 2003, 42,879,983 shares of the Registrant’s common stock, $.01 par value per share, were outstanding.

AETHER SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I—FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

AETHER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2003	December 31, 2002
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$32,727	$68,593
Investments available for sale	20	255,825
Trade accounts receivable, net	26,349	22,788
Inventory, net	10,368	19,664
Assets held for sale	—	5,250
Net investment in sales-type leases (current)	2,168	1,656
Prepaid expenses and other current assets	11,342	16,002
Total current assets	82,974	389,778

Restricted cash	16,786	—
Investments available for sale	245,183	—
Property and equipment, net	11,993	19,301
Investments	1,753	2,228
Goodwill	25,369	25,369
Intangibles, net	13,034	15,027
Net investment in sales-type leases (non-current)	8,372	6,691
Other noncurrent assets, net	21,025	15,015
	$426,489	$473,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$17	$4
Accounts payable	3,378	1,902
Accrued expenses	11,877	19,963
Accrued employee compensation and benefits	4,570	7,336
Deferred revenue	17,619	14,234
Current portion of restructuring reserve	25,225	8,651
Accrued interest payable	205	2,529
Total current liabilities	62,891	54,619

Convertible subordinated notes payable and other notes payable, less current portion	154,929	154,942
Deferred revenue	17,058	11,789
Restructuring reserve	99	23,801
Other long term liabilities	677	858
Total liabilities	235,654	246,009

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 42,798,128 and 42,249,280 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	428	422
Additional paid-in capital	2,588,982	2,586,613
Accumulated deficit	(2,401,895)	(2,364,831)
Foreign currency translation adjustment	3,015	3,722
Unrealized gain on investments available for sale	305	1,474
Total stockholders’ equity	190,835	227,400

Commitments and Contingencies
Total liabilities and stockholders’ equity	$426,489	$473,409

See accompanying notes to condensed consolidated financial statements.

AETHER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Subscriber revenue	$16,765	$18,767	$53,529	$50,957
Software and related services revenue	6,340	6,889	18,086	20,879
Device sales	4,088	6,055	12,570	15,165
Total revenue	27,193	31,711	84,185	87,001

Cost of subscriber revenue	10,150	10,155	28,390	28,712
Cost of software and related services revenue	1,499	2,462	3,978	8,023
Cost of device sales	4,023	5,666	12,226	13,616
Total cost of revenue	15,672	18,283	44,594	50,351

Gross profit	11,521	13,428	39,591	36,650

Operating expenses:
Research and development (exclusive of option and warrant expense)	3,639	5,658	12,349	21,275
General and administrative (exclusive of option and warrant expense)	8,271	14,029	30,851	46,965
Selling and marketing (exclusive of option and warrant expense)	3,323	6,227	10,108	25,266
Depreciation and amortization	3,673	9,976	12,087	31,329
Option and warrant expense:
Research and development	82	656	419	3,080
General and administrative	219	371	856	1,596
Selling and marketing	40	291	196	1,033
Impairment of intangibles and other assets	20	62,496	2,664	64,873
Restructuring charge	897	8,444	3,801	24,025
Loss on disposal of assets	272	—	1,110	—
Total operating expenses	20,436	108,148	74,441	219,442

Operating loss	(8,915)	(94,720)	(34,850)	(182,792)

Other income (expense):
Interest income	1,497	3,362	5,702	8,990
Interest expense	(2,576)	(3,605)	(7,787)	(13,268)
Gain on extinguishment of debt	—	3,007	—	31,315
Equity in losses of investments	—	(1,067)	(92)	(4,673)
Investment losses, including impairments, net	87	(3,682)	(37)	(13,794)
Minority interest	—	(154)	—	(45)
Escrow settlement, net	—	(47)	—	2,272
Loss before cumulative effect of change in accounting principle	(9,907)	(96,906)	(37,064)	(171,995)
Cumulative effect of change in accounting principle relating to adoption of SFAS No. 142	—	—	—	(129,306)
Net loss	$(9,907)	$(96,906)	$(37,064)	$(301,301)

Other comprehensive income (loss):
Unrealized gain (loss) on investments available for sale	(875)	2,480	(1,169)	(166)
Foreign currency translation adjustment	742	829	(7071)	782
Comprehensive loss	$(10,040)	$(93,597)	$(38,940)	$(300,685)

Net loss per share-basic and diluted before cumulative effect of change in accounting principle	$(0.23)	$(2.30)	$(0.87)	$(4.09)
Cumulative effect of change in accounting principle relating to adoption of SFAS No. 142	—	—	—	(3.07)
Net loss per share-basic and diluted	$(0.23)	$(2.30)	$(0.87)	$(7.16)

Weighted average shares outstanding—basic and diluted	42,762	42,097	42,526	42,082

See accompanying notes to condensed consolidated financial statements.

AETHER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(37,064)	$(301,301)
Adjustments to reconcile net loss to net cash used by operating activities:
Cumulative effect of a change in accounting principle	—	129,306
Depreciation and amortization	12,087	31,329
Amortization of deferred financing fees	840	956
Provision for doubtful accounts	1,225	3,833
Provision for inventory obsolescence	80	—
Depreciation on leased devices	711	—
Equity in losses of investments	92	4,673
Option and warrant expense	1,471	5,709
Minority interest	—	45
Gain on extinguishment of debt	—	(31,315)
Impairment of intangibles and other assets	2,664	64,873
Loss on disposal of assets	1,110	—
Investment losses, including impairments	37	13,794
Changes in assets and liabilities, net of acquired assets and liabilities:
Increase in trade accounts receivable	(4,786)	(3,784)
Decrease in inventory	4,129	4,893
Increase in prepaid expenses and other assets	(3,251)	(2,595)
Increase in investment in sales-type leases	(2,193)	—
Increase (decrease) in accounts payable	1,476	(7,391)
Decrease in accrued expenses, accrued employee compensation and benefits and interest payable	(11,975)	(7,347)
Increase in deferred revenue	8,654	3,273
(Decrease) increase in restructuring reserve and other long term liabilities	(7,309)	3,432

Net cash used in operating activities	(32,002)	(87,617)

Cash flows from investing activities:
Sales and maturities of investments available for sale	456,900	216,991
Purchases of investments available for sale	(447,455)	(547,861)
Acquisitions, net of cash acquired	—	(3,501)
Proceeds from sale of property and equipment	5,793	—
Purchases of property and equipment	(1,196)	(4,591)
Sales of long-term investments	354	3,456
Increase in intangible and other assets	(2,378)	(135)

Net cash provided by (used in) investing activities	12,018	(335,641)

Cash flows from financing activities:
Increase in restricted cash	(16,786)	—
Exercise of options and warrants	904	629
Repayment of notes payable including buyback of convertible debt	—	(63,909)

Net cash used in financing activities	(15,882)	(63,280)

Net decrease in cash and cash equivalents	(35,866)	(486,538)
Cash and cash equivalents, at beginning of period	68,593	522,177

Cash and cash equivalents, at end of period	$32,727	$35,639
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,295	$14,485

Supplemental disclosure of non-cash investing and financing activities:

For the nine months ended September 30, 2003 and 2002, the Company incurred unrealized holding losses associated with its investments available for sale totaling approximately $1.2 million and $166,000, respectively. These amounts have been reported as decreases in stockholders’ equity.

In connection with the acquisition of certain assets of @Track Communications, Inc. on March 18, 2002, the Company issued a note payable for $12.0 million. Such amount has been allocated to the fair value of the assets purchased.

During the nine months ended September 30, 2003, the Company transferred $5.1 million of equipment under an operating lease from inventory to property and equipment.

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

(b) BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Aether Systems, Inc. and its subsidiaries. The condensed consolidated balance sheet as of September 30, 2003 and the condensed consolidated statements of operations and other comprehensive loss for the three and nine months ended September 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002, have been prepared by the Company, without audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. Operating results for the three  and nine - month periods ended September 30, 2003 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2002 on Form 10-K.

NOTE (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) INVESTMENTS AVAILABLE FOR SALE

Investments available for sale consist of highly liquid investments in United States Government Agency-sponsored securities with original maturities greater than one year.  In prior periods, management had classified these investments as current assets, based on its intention to liquidate such investments within a 12-month period to fund debt repurchases or for other strategic alternatives.  In view of market conditions that have resulted in an increase in the trading price of the Company’s outstanding 6% convertible subordinated notes and the Company’s ongoing evaluation of strategic alternatives, in the third quarter, management concluded it no longer had an intention to liquidate such investments within a 12-month period.  Accordingly, as of September 30, 2003, investments available for sale (totaling approximately $245.2 million) have been reclassified from short-term investments to non-current assets.

Maturities of debt securities classified as available for sale were as follows at September 30, 2003 (in thousands):

(IN THOUSANDS)	Fair Value
Due after one year through two years	$25,295
Due after two years through three years	199,869
Due after three years through four years	20,019
Total	$245,183

(b)  USE OF ESTIMATES

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

(c)  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

(IN THOUSANDS)	September 30, 2003	December 31, 2002
Billed	$26,886	$26,155
Unbilled	5,679	4,322
Allowance for doubtful accounts	(6,216)	(7,689)
Total Accounts Receivable	$26,349	$22,788

The Company believes all unbilled accounts receivable included above will be billed within the next twelve months.  In addition, the Company has unbilled accounts receivable of approximately $520,000 relating to a long-term contract.  This amount will not be billed in the next twelve months and is included in other non-current assets.

(d)  IMPAIRMENTS

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values.  Long lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

In connection with the adoption of SFAS No. 142, “Goodwill and Other Intangibles” on January 1, 2002, the Company was required to perform a transitional impairment analysis and reflect the changes as of January 1, 2002.  The Company completed its analysis in the third quarter of 2002 and recorded a charge through cumulative effect of change in accounting principle of $129.3 million.  Impairment charges for the three months ended September 30, 2002 were $62.5 million of which $49.5 million relates to intangible assets obtained in connection with acquisitions made in 2000, with the remainder relating to long-lived assets, including software, computer equipment, other tangible assets.  The impairment of intangibles and other assets for the nine months ended September 30, 2002 was $64.9 million and included an additional impairment related to the sale of the French subsidiary of our non-US operation, Aether Systems Ltd (formerly Sila Communications Ltd).  During the third quarter of 2003 the Company performed its annual impairment test, which indicated that the Company’s goodwill was not impaired.

(e)  STOCK OPTIONS AND WARRANTS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)	2003	2002	2003	2002
Net loss as reported	$(9,907)	$(96,906)	$(37,064)	$(301,301)
Add stock-based employee compensation expense included in reported net income	341	1,318	1,471	5,709
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(5,308)	(69,377)	(15,361)	(253,099)
Pro forma net loss	$(14,874)	$(164,965)	$(50,954)	$(548,691)
Pro forma net loss per share	$(0.35)	$(3.92)	$(1.20)	$(13.04)

(f)  EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  As of September 30, 2003 and September 30, 2002, options to purchase approximately 6.0 million and 6.6 million shares of common stock were outstanding. As the Company has had a net loss in each of the periods presented, basic and diluted net loss per share are the same.

(g)  RECLASSIFICATIONS

Certain fiscal year 2002 amounts have been reclassified to conform to the current year presentation, including the reclassification of engineering services revenue and cost of engineering service revenue to software and related services revenue and cost of software and related services revenue, respectively.  None of these reclassifications had a material effect on the Company’s financial statements.

(h)  RECENT ACCOUNTING PRONOUNCEMENTS

i) SFAS No. 145

In April 2002, the FASB issued SFAS No. 145, “ Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinded FASB No. 4 and 64 in relation to reporting gains and losses from extinguishment of debt.  The Statement amended SFAS No. 4 and 64 and requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Opinion 30.  Applying the provisions of Opinion 30 differentiates between normal recurring operations of a company and transactions that are unusual or infrequent in nature.  In connection with the adoption of SFAS No. 145, the Company reclassified $3.0 and $31.3 million of extraordinary gains from early extinguishment of debt to other income (expense) for the three and nine months ended September 30, 2002, respectively.

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

The Company has certain guarantees disclosable under FIN 45 as follows:

•                  The Company has guaranteed the payment of sublease rentals to our landlord on certain properties the Company sublet.  The maximum guarantee on these properties is approximately $1.4 million.

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

Under FIN 45, the Company’s product warranties are considered guarantees.  The following table provides the changes in the Company’s product warranties:

Warranty liability balance at December 31, 2002	$788
Liabilities accrued for warranties issued during the three months ended March 31, 2003	925
Warranty claims paid during the three months ended March 31, 2003	(134)
Liabilities accrued for warranties issued during the three months ended June 30, 2003	299
Warranty claims paid during the three months ended June 30, 2003	(326)
Liabilities accrued for warranties issued during the three months ended September 30, 2003 (reversal of warranty accrual from prior periods)	(194)
Warranty claims paid during the three months ended September 30, 2003	(320)

Warranty liability balance at September 30, 2003	$1,038

(iii) Financial Interpretation No. 46

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation.  The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003.  Since January 31, 2003, the Company has not entered into any arrangements that it believes are variable interest entities. For arrangements entered into prior to January 31, 2003, the Company is required to adopt the provisions of FIN 46 at the beginning of the first quarter of fiscal 2004. (In October 2003, FIN 46 was amended to change its effective date from the beginning of the third quarter of fiscal 2003 to the beginning of the first quarter of fiscal 2004.)  The Company does not expect the application of this interpretation to have a material effect on its financial statements.

(iv) EITF 00-21

In November 2002, the Emerging Issues Task Force issued its final consensus on Revenue Arrangements with Multiple Deliverables.  This guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  EITF 00-21 discusses criteria necessary to determine when an arrangement may be viewed to have separate units of accounting (and thus revenue) and when an arrangement should be viewed as a single unit of accounting.  The Company adopted  EITF 00-21 and it did not have a material effect on the Company’s financial statements.

(v) EITF 03-5

In July 2003, the Emerging Issues Task Force issued a final consensus on EITF 03-5, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.  This guidance is effective immediately and discusses the criteria for determining whether non-software deliverables in software arrangements are considered to be software-related and, therefore, included within the scope of SOP 97-2. The adoption of EITF 03-5 did not have a material effect on the Company’s financial statements.

(vi)  SFAS No. 150

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The Statement is effective immediately for financial instruments entered into or modified after May 31, 2003.  Since May 31, 2003, the Company has not entered into any financial instruments that it believes would be subject to the provisions of SFAS No. 150. The adoption of this statement did not have a material impact on the consolidated financial statements.

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

The following summary, prepared on a pro forma basis, presents the results of the Company’s operations as if the @Track asset purchase had been completed as of January 1, 2002:

(IN THOUSANDS, EXCEPT PER SHARE DATA)	Nine months ended September 30, 2002
(UNAUDITED)
Revenue	$93,300
Net loss	$(300,419)

Net loss per share — basic and diluted	$(7.14)

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

In August 2003, the Company disposed of the Arizona Network Operations Center and received cash proceeds of $1.4 million.  A loss on disposal of these assets of approximately $272,000 was recorded.

NOTE (4) RESTRUCTURING CHARGES

On January 1, 2003, the Company adopted SFAS No. 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value. The Company recorded a charge to earnings in the first three quarters of 2003 of $4.1 million (including adjustments of approximately $313,000).  The charge reflected primarily fees incurred in terminating a contract, closing a facility and workforce reductions of 84 employees. Employee separation benefits under the restructuring plan include severance, medical, and other benefits. As of September 30, 2003, the accrued liability related to all restructuring activities was $25.3 million, the majority of which related to outstanding lease obligations.  In October and November 2003, the Company settled substantially all of these outstanding lease obligations through payment of $22.4 million.  The remaining obligations are expected to be paid ratably over the next two years.

During the first three quarters of 2002, Aether continued its expense reduction plan in an effort to achieve operational efficiencies and reduce planned expenses. These efforts resulted in the further consolidation of excess facilities and elimination of positions. As a result of this restructuring plan, the Company recorded a charge to earnings in the first nine months of 2002 of $24.0 million (including adjustments of approximately $5.3 million). The charge related mainly to a workforce reduction of over 277 positions and the closing or consolidation of three facilities. Employee separation benefits of $4.3 million under the restructuring plan include severance, medical, and other benefits. Facility closure and other costs of $19.7 million include expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.

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

A roll-forward of the restructuring accrual is as follows:

	Employee Separation Benefits	Facility Closure Costs and Other	Total

Total restructuring liability as of December 31, 2001	$1,602	$26,215	$27,817

2002 Restructuring:
First quarter	2,690	6,491	9,181
Adjustments made during the first quarter	941	2,434	3,375
Second quarter	110	2,348	2,458
Adjustments made during the second quarter	(27)	594	567
Third quarter	587	6,522	7,109
Adjustments made during the third quarter	—	1,335	1,335
Fourth quarter	1,280	8,651	9,931
Adjustments made during the fourth quarter	21	3,767	3,788
Total restructuring charge for period ending December 31, 2002	$5,602	$32,142	$37,744
Second quarter reclassification from other accruals	—	774	774
Third quarter non-cash charges	—	(6,522)	(6,522)
Fourth quarter non-cash charges	—	1,903	1,903
Cash payments	(6,781)	(22,483)	(29,264)
Total restructuring liability as of December 31, 2002	$423	$32,029	$32,452

2003 Restructuring:
First quarter	$526	$—	$526
Second quarter	592	2,146	2,738
Adjustments made during the second quarter	(360)	—	(360)
Third quarter	226	624	850
Adjustments made during the third quarter	47	—	47
Total restructuring charge for period ending September 30, 2003	$1,031	$2,770	$3,801
Cash payments	(1,400)	(9,529)	(10,929)
Total restructuring liability as of September 30, 2003	$54	$25,270	$25,324

NOTE (5)  RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has entered into sales arrangements with entities in which the Company has equity interests or entities that have an equity interest in the Company. For the three and nine months ended September 30, 2003, the Company recorded revenue from these related parties aggregating approximately $320,000 and $736,000, respectively.  For the three and nine months ended September 30, 2002, the Company recorded revenue from these related parties aggregating approximately $146,000 and $1.3 million, respectively.  As of September 30, 2003 and December 31, 2002, the Company had gross accounts receivable from these related entities aggregating approximately $52,000 and $227,000, respectively.

During 2003, the Company received services from Huber Oros (benefit coordination services) and Kirkland & Ellis LLP (legal services).  These service providers are considered related parties because in the case of Huber Oros, he is related to a member of senior management of the Company and in the case of Kirkland & Ellis LLP, a member of the Company’s Board of Directors is a partner at the firm. For the three and nine months ended September 30, 2003, these expenses were approximately $26,000 and $83,000, respectively for Huber Oros, and were approximately $387,000 and $437,000, respectively for Kirkland & Ellis LLP.

During 2002, the Company received services from Huber Oros (benefit coordination services), Reuters (market data information), and AOL Time Warner (advertising). Reuters and AOL Time Warner were stockholders of the Company in 2002.  For the three and nine months ended September 30, 2002, these expenses were approximately $39,000 and $133,000, respectively for Huber Oros, were approximately $184,000 and $473,000, respectively for Reuters, and were approximately $920,000 and $4.6 million, respectively for AOL Time Warner.

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

Aether is also a party to other legal proceedings in the normal course of business.  Based on our evaluation of these matters and discussions with counsel, the Company believes that liabilities arising from these matters will not have a material adverse effect on the consolidated results of its operations or financial position.

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

The Transportation Segment’s, main products are MobileMax™, a vehicle location and messaging solution for long-haul trucks, and a number of asset monitoring products, including GeoLogic™, TrailerMax™ and 20/20v™.  The MobileMax™ product has least-cost-routing capability made possible by multi-mode technology (terrestrial and satellite connectivity) to deliver two-way data and dispatch messaging and automatic, instantly communicated information on each vehicle - typically trucks.

The Mobile Government Segment, provides wireless data solutions for public safety operations.  The Company’s products have both law enforcement and asset tracking.  The Company’s public safety solutions are integrated into 47 different state databases as well as local and federal databases to deliver real-time information in seconds without having to involve dispatch or other resources.  The Company’s products in this area are the PacketCluster family of products, the handheld version of PacketCluster Patrol called PocketBlue, the FireRMS family of products for fire and rescue companies, and the handheld application for this community, PocketRescue.

Corporate and Other consists mainly of corporate assets.  The Company does not allocate corporate assets to the Segments for internal reporting purposes.

 During the third quarter of 2003, certain Logistics projects that were previously reported as part of the Transportation segment were reorganized as part of the EMS Segment’s Logistics offering.  Accordingly, the comparative data in the table below has been reclassified to include these projects in the EMS Segment for all fiscal periods.

The Company began to report its financial results by segment as of the first quarter of 2000. The Company’s reportable segments have changed each year.  In the future, the Company’s reportable segments may continue to change as the operating structure, business and the market in which we operate evolves.

Segment detail is summarized as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2003	Enterprise Mobilility Solutions	Transportation	Mobile Government	Corporate & Other	Total
Revenue	$13,502	$8,284	$5,407	$—	$27,193
Gross Profit	$4,541	$3,023	$3,957	$—	$11,521

THREE MONTHS ENDED SEPTEMBER 30, 2002	Enterprise Mobilility Solutions	Transportation	Mobile Government	Corporate & Other	Total
Revenue	$14,878	$11,510	$5,323	$—	$31,711
Gross Profit	$5,390	$4,539	$3,499	$—	$13,428

NINE MONTHS ENDED SEPTEMBER 30, 2003	Enterprise Mobilility Solutions	Transportation	Mobile Government	Corporate & Other	Total
Revenue	$41,173	$26,811	$16,201	$—	$84,185
Gross Profit	$16,988	$10,501	$12,102	$—	$39,591

NINE MONTHS ENDED SEPTEMBER 30, 2002	Enterprise Mobilility Solutions	Transportation	Mobile Government	Corporate & Other	Total
Revenue	$43,569	$28,789	$14,643	$—	$87,001
Gross Profit	$15,140	$12,498	$9,012	$—	$36,650

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

Our operating strategy is to maintain and grow our existing customer base while managing scalable infrastructure to increase gross margins.  Profitability in the short term is our key financial goal.  Accordingly, we have aggressively managed costs and reduced operating expenses over the last several quarters.  We plan to continue to focus on streamlining operations, as needed, and on efficiently managing expenses in the effort to achieve profitability.  However, the Company does not expect to realize significant expense reductions in its existing operations in future quarters.  At the same time, we are actively exploring various strategic alternatives that we believe would enhance our ability to become profitable more quickly and thereby reduce our consumption of cash to fund operating losses, as well as realize value from our substantial accumulated net operating losses.  Strategies that the Company is considering include, among others, selling selected assets or businesses that we do not believe contribute (or contribute sufficiently) to long-term shareholder value, completing strategic acquisitions to complement our existing businesses, seeking additional joint venture and alliance opportunities with customers or strategic partners, completing acquisitions of new lines of business, and pursuing new strategies for investing our cash balances.  There can be no assurance that we will be able to effect any of these alternatives on favorable terms or at all.  It is possible that our business will change significantly as a result of pursuing one or more of these strategies.  In addition, certain of these strategies may affect our operating results in the near term, which effect could be negative if there is an extended evaluation of possible alternatives.

In the first quarter of 2002, we expanded our products, services, and customer base in the transportation market through the acquisition of certain assets and licenses from @Track Communications, Inc. (“@Track”). @Track was a leading provider of wireless-based vehicle fleet management and intelligent mobile-asset-tracking solutions.

In the first quarter of 2003, we signed two agreements with EDS to implement two initiatives that had been under discussion for several months.  Under an alliance agreement, we began working with EDS to develop and deliver wireless and mobile solutions based on Aether technologies and EDS services.  Under a managed services agreement, EDS began to manage on a fee-for-services basis some of our internal information technology (IT) operations and customer care services.  In the second quarter of 2003, we initiated discussions with EDS about a potential restructuring of the managed services agreement to reduce or defer a portion of the fees that EDS charges us and the services that EDS provides to us.  As a result of these discussions, Aether and EDS agreed mutually to terminate the managed services agreement effective June 30, 2003 and to continue the alliance arrangement.  The contract termination costs are included in the restructuring charges for the quarter ended June 30, 2003 and all amounts relating to the termination were paid as of June 30, 2003.  We cannot predict what impact, if any, the termination of the managed services agreement will have on its ongoing business relationship with EDS.

On July 1, 2003, we launched one of the first products resulting from our development effort in EMS, Aether 20/20 Delivery™.  Based on our Fusion technology foundation, 20/20 Delivery™ is a wireless logistics application that provides complete visibility into the supply chain, from package and vehicle tracking to driver management and communication.  On July 1, 2003, we announced one of the first customers for 20/20 Delivery™, Corporate Express, Inc., that will be deploying 20/20 Delivery to its entire fleet of 1,600 trucks.

On October 20, 2003, we announced a series of new technology enhancements to Aether MobileMax™, our wireless communications and tracking solution for the transportation industry.  MobileMax now features Text-To-Voice technology, Handheld Access via a PDA, Wireless Driver E-Mail, and an entirely Web-based host.  These enhancements are intended to  address a wide variety of fleet issues, including driver safety and convenience, process automation, and system management flexibility.  We anticipate that the Web-based host application will also make MobileMax more attractive to small and medium fleets.  Driver e-mail provides an additional private communication option for truckers.  The interface with handheld devices, combined with our multi-mode network, are intended to allow us to better address the needs of less-than-load (LTL), pick-up and delivery (P&D), and private carriers.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are as follows:

• Revenue recognition;

• Estimating the valuation allowance for sales returns and doubtful accounts;

• Estimating the realizable value of our inventory;

• Restructuring accruals

(a)                                  REVENUE RECOGNITION

We derive our revenue from three sources: (i) subscriber revenue, (ii) software and related services, and (iii) device sales.  As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.  If we made different judgments or utilized different estimates, the amount and timing of our revenue might have differed materially from that reported.

We have decided to report engineering services revenue together with software and related services revenue because engineering services now largely support software development efforts (and related services) and represent a small portion of Aether’s overall revenue.

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

ii.) Software and related services revenue

Software and related services revenue is generated from licensing software and providing services, including engineering services, maintenance and technical support, training and consulting.  Software revenue consists of fees for licenses of our software products.  We recognize the revenue when the license agreement is signed, the license fee is fixed and determinable, delivery of the software has occurred, and when we estimate that collection of the fees is probable.  At the time of the transaction, we assess whether the fee associated with such transaction is fixed and determinable and whether or not collection is reasonably assured.  If a significant portion of a fee is due after our normal payment terms (that is, on extended payment terms), we account for the fee as not being fixed and determinable.  In these cases, we recognize revenue as the fees become due.  We assess collection based on a number of factors, including past transaction history with the customer and credit worthiness of the customer.  We do not request collateral from our customers.  If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time it becomes reasonably assured, which is generally upon receipt of cash.  If we assessed collectibility differently, the timing and amount of our revenue recognition may have differed materially from that reported.

Revenue from licensing software that requires significant customization and modification is recognized using the percentage of completion method.  Revenue on the percentage-of-completion method is recognized based on hours incurred in relation to total estimated hours.  If we anticipate that we will lose money on a contract, losses are recognized as soon as they become known and estimable.  Considerable judgment may be required in determining estimates to complete a project including the scope of work to be completed and reliance on the customer or other vendors to fulfill some tasks.  If we made different judgments or utilized different estimates of the total amount of work we expect to be required to customize or modify the software, the timing of our revenue recognition from period to period, and our margins in the reporting period, may have differed materially from that reported.

Service revenues consist principally of engineering services, maintenance and technical support. These include unspecified when-and-if available product updates and customer telephone support services. The service revenues are recognized ratably over the term of the service period.  Other service revenues are recognized as the related services are provided. In situations where we host software for a customer and the customer has the option to take possession of the software at any time during the hosting period without significant penalty and we believe it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to us to host the software, the software element is accounted for as a separate element, in accordance with SOP 97-2.  Otherwise, such amounts are recognized ratably over the hosting period. If our assessment of this feasibility were different, the timing of our revenue recognition may have differed materially from that reported.

iii.) Device revenue

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

iv.) Revenue from multiple element arrangements

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

(b)                                 ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must make estimates of potential product returns and the valuation of our accounts receivable. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns. We recorded provisions for sales returns of approximately $268,000 and $217,000 during the nine months ended September 30, 2003 and 2002, respectively.  We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result, we recorded bad debt expense of $1.2 million and $3.8 million during the first nine months of 2003 and 2002, respectively, which is recorded in selling and marketing expense in the accompanying Condensed Consolidated Statement of Operations.  The decline in bad debt expense is primarily attributable to improved historical bad debts and a decline in credit concentrations in higher-risk customers.  As of September 30, 2003, our net accounts receivable balance was $26.3 million, net of allowance for sales returns and doubtful accounts of $6.2 million. As of December 31, 2002, our net accounts receivable balance was $22.8 million, net of allowance for sales returns and doubtful accounts of $7.7 million. If we had used different estimates and assumptions related to the amount of sales returns we would receive, and about the collectibility of our accounts receivable, our provisions for sales returns and allowance for doubtful accounts may have differed materially from that reported.

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

We recorded a charge to earnings in the first three quarters of 2003 of $4.1 million. The charge reflected primarily fees incurred in terminating a contract, closing a facility and workforce reductions of 84 employees. Employee separation benefits under the restructuring plan include severance, medical, and other benefits. As of September 30, 2003, the accrued liability related to all restructuring activities was $25.3 million, the majority of which related to outstanding lease obligations.  In October and November 2003, the Company settled substantially all of these outstanding lease obligations through payment of $22.4 million.  The remaining obligations are expected to be paid ratably over the next two years.

During the first three quarters of 2002, Aether continued its expense reduction plan in an effort to improve operational efficiencies and to reduce planned expenses. These efforts resulted in the further consolidation of excess facilities and elimination of positions. As a result of this restructuring plan, we recorded a charge to earnings in the first three quarters of 2002 of $24.0 million (including adjustments of approximately $5.3 million). The charge related mainly to a workforce reduction of over 277 positions and the closing or consolidation of three facilities. Employee separation benefits of $4.3 million under the restructuring plan included severance, medical, and other benefits. Facility closure and other costs of $19.7 million included expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.

For discussion of recent accounting pronouncements relevant to the Company, see Note 2(h) to the Company's condensed consolidated financial statements.

COMPARISON OF RESULTS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

 Subscriber revenue decreased to $16.8 million for the three months ended September 30, 2003 from $18.8 million for the three months ended September 30, 2002.  Of the decrease, approximately $3.2 million resulted from the previously reported process of seeking to convert Highway Master ™ subscribers (acquired during 2002 from @Track Communications, Inc.) to our MobileMax ™ product line.  Highway Master ™ subscriber revenue decreased $4.0 million, offset somewhat by a $0.8 million increase in MobileMax ™subscriber revenue.  As expected, certain Highway Master ™ customers have not elected to convert to Mobile Max ™.  Those customers who do convert typically enter longer term, multi-year contracts with lower monthly fees than they were paying for Highway Master ™ service.  The MobileMax ™ product’s revenue model is a lower yet more consistent monthly fee, as compared to the more variable model of Highway Master ™.  The Company expects a majority of the Highway Master ™conversion process to be completed by the end of this year and that a significant portion of the remaining Highway Master ™customers will convert to MobileMax ™, although the Company can not assure this result.  Subscriber decreases for financial and custom applications was another driver in the overall decline in subscriber revenue.  These decreases were offset by a $1.7 million increase in Blackberry by Aether subscriber revenue as a result of subscriber growth and, to a lesser extent, a price increase to the Blackberry by Aether customer base.  Our total number of subscribers for all of our services has decreased to approximately 102,000 at September 30, 2003 from approximately 109,000 at September 30, 2002.  This decrease is primarily due to the departure of subscribers from the Highway Master ™ product line partially offset by increases in subscribers to Blackberry by Aether and MobileMax ™.

Subscriber revenue increased to $53.5 million for the nine months ended September 30, 2003 from $51.0 million for the nine months ended September 30, 2002.  The increase is primarily due to a $6.4 million increase in revenue from Blackberry by Aether subscribers, arising from subscriber growth and, to a lesser extent, a price increase to our Blackberry by Aether customer base effective August 2003.  MobileMax ™ subscriber revenue also increased, offset somewhat by a $4.5 million decrease in Highway Master ™ and by a decline in financial and custom application subscribers.  Subscriber revenue in the current quarter and for the first nine months of 2003 has benefited from significant growth in Blackberry by Aether subscribers.  The subscriber base in the future may not grow at the rates we have experienced in the past.

Research in Motion Limited (“RIM”) sells us the subscriber devices that we resell to our Blackberry by Aether customers and certain of our other data service customers.  According to press reports and RIM news releases, in the spring and summer of 2003, a federal district court awarded substantial money damages against RIM and granted (and then immediately stayed, pending appeal) an injunction against RIM that would prohibit RIM from selling various Blackberry devices, software or services, in the United States.  The case involves claims that RIM’s BlackBerry technology infringes the patents of another company, NTP, Inc.  RIM has said it is appealing this decision, and the U.S. Patent and Trademark Office (“PTO”) is reexamining the validity of certain of NTP’s patent claims.  We cannot assess the likelihood that RIM will succeed in any appeal or that the PTO will narrow or find any of these patent claims invalid, or that RIM will be able to negotiate a license with the company that holds the patents at issue.  Ultimately, RIM might be prohibited from selling Blackberry devices or might raise its prices to offset licensing fees or damage payments.  Either result could have a negative impact upon our revenues and earnings.  This litigation is not presently having an impact on our business.  We also are aware of one other company (in addition to NTP, Inc.) that has claimed that the RIM subscriber devices we resell may infringe its patent rights.  RIM has filed suit against this company, disputing any such claims.

(b)                                 COST OF SUBSCRIBER REVENUE

Cost of subscriber revenue consists primarily of airtime costs, financial data costs, and securities exchange and market fees.  Our airtime costs are determined by agreements we have with several wireless carriers.  Typically, we have one-year contracts to buy data network capacity either for an agreed amount of kilobytes at a flat fee or on a cents-per-kilobyte basis.  Cost of subscriber revenue excludes depreciation on, and operating costs of, our network operations center and certain costs of customer fulfillment and customer care.  These costs are included in operating expenses.  Cost of subscriber revenue was $10.2 million for the three months ended September 30, 2003, and for the three months ended September 30, 2002.  Cost of subscriber revenue remained relatively flat primarily due to a decrease in subscribers for the Highway Master product line discussed above offset by an increase in Blackberry by Aether costs due to subscriber growth and, to a lesser extent, an airtime price increase effective July 2003 (which was passed through to subscribers beginning in August 2003).   The increase in MobileMax ™ subscribers also contributed to offset the decline in Highway Master costs.

Cost of subscriber revenue decreased to $28.4 million for the nine months ended September 30, 2003, from $28.7 million for the nine months ended September 30, 2002.  The slight decrease in subscriber cost is primarily due to the decrease in number of Highway Master, financial and custom application subscribers, offset somewhat by subscriber increases for Blackberry by Aether and MobileMax ™.  Additionally, the Blackberry by Aether cost of revenue was favorably impacted $1.5 million by a one-time reduction related to the renegotiation of an airtime contract in the second quarter.

(c)                                  SOFTWARE AND RELATED SERVICES REVENUE

We derive revenue from the licensing of software products such as our PacketCluster, PocketBlue and FireRMS software suites most often used by our federal, state and local government customers. We also derive revenue from the licensing of other software products including elements of the Aether Fusion™ platform, formerly sold as AIM, and the ScoutWare software suite, as well as from the e-Mobile software suite.  Additionally, we receive revenue from engineering services, which consists of amounts billed to our customers for engineering time on an hourly basis or fixed fees on a per project basis. Software and related services revenue decreased to $6.3 million for the three months ended September 30, 2003, from $6.9 million for three months ended September 30, 2002.  The decrease between periods is primarily due to a decrease in legacy software sales and custom engineering work partially offset by an increase in 20/20 D software sales and customization.  Software and related services revenue decreased to $18.1 million for the nine months ended September 30, 2003, from $20.9 million for the nine months ended September 30, 2002.  The decrease between periods is primarily due to a decrease in legacy software sales and custom engineering partially offset by an increase in 20/20 D software sales and customization and PacketCluster software suite sales.

(d)                                 COST OF SOFTWARE AND RELATED SERVICES REVENUE

Cost of software and related services revenue consists of costs of licensing, including royalty payments and personnel costs. Cost of software and related services revenue decreased to $1.5 million for the three months ended September 30, 2003 from $2.5 million for the three months ended September 30, 2002.  Cost of software and related services revenue decreased to $4.0 million for the nine months ended September 30, 2003 from $8.0 million for the nine months ended September 30, 2002.  The decrease between periods was primarily due to the decrease in costs associated with legacy software sales and custom engineering.

(e)                                  DEVICE SALES

We derive device revenue on the sale of wireless devices used to provide our services.  Device revenue relating to our transportation segment is recognized ratably over the shorter of the life of the equipment or the estimated term of the customer relationship.  Revenue from device sales decreased to $4.1 million for the three months ended September 30, 2003 from $6.1 million for the three months ended September 30, 2002.  The decrease was primarily due to a decline in the volume of Blackberry by Aether units sold.   Revenue from device sales decreased to $12.6 million for the nine months ended September 30, 2003 from $15.2 million for the nine months ended September 30, 2002.  The decrease was primarily due to a decline in the volume of Blackberry by Aether units sold, offset somewhat by an increase in MobileMax™ hardware revenue.

(f)                                    COST OF DEVICE SALES

Cost of device sales consists of the cost of the hardware from the hardware manufacturer or wholesaler.  Cost of device revenue relating to our transportation segment is recognized ratably over the shorter of the life of the equipment or the estimated term of the customer relationship.  Cost of devices decreased to $4.0 million for the three months ended September 30, 2003 from $5.7 million for the three months ended September 30, 2002.  The decrease in cost is primarily due to the decreased volume of Blackberry by Aether units sold, partially offset by an increase in repair costs for MobileMax™ units.  Cost of devices decreased to $12.2 million for the nine months ended September 30, 2003 from $13.6 million for the nine months ended September 30, 2002.  The decrease in cost is primarily due to the decreased volume of Blackberry by Aether units sold, partially offset by an increase in repair costs for MobileMax™ units.

(g)                                 RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of cash compensation and related costs for engineers engaged in research and development activities and, to a lesser extent, costs of materials relating to these activities. We expense research and development costs as we incur them. Research and development expenses decreased to $3.6 million for the three months ended September 30, 2003 from $5.7 million for the three months ended September 30, 2002.  The decrease was primarily due to lower personnel costs of $2.1 million as a result of reductions in the workforce.  The personnel decrease was offset slightly by increases in outside services and travel.

Research and development expenses decreased to $12.3 million for the nine months ended September 30, 2003 from $21.3 million for the nine months ended September 30, 2002.  The decrease from 2002 to 2003 was primarily due to a $7.7 million decrease in personnel costs as a result of our reduction in work force.  The remainder of the decrease was from moderate declines in outside services, recruiting, software, travel, facility, telecommunications and other expenses.  For more information on our restructuring efforts, refer to the section entitled “Estimation of Restructuring Accruals” above.

(h)                                 GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of cash compensation and related costs for general corporate personnel, along with rent, network operations costs, and general support costs. General and administrative expenses decreased to $8.3 million for the three months ended September 30, 2003 from $14.0 million for the three months ended September 30, 2002.  Personnel costs decreased $2.3 million as a result of our reduction in workforce and a reduction to the accrual for employee incentive compensation.  Facility and telecommunications expenses decreased approximately $1.2 million as a result of reduced staffing leading to consolidation and elimination of leased space and telecommunications infrastructure.  Approximately $1.1 million of the remaining decrease was the result of reducing accruals (primarily for outside services and taxes) to the level currently believed payable.

General and administrative expenses decreased to $30.9 million for the nine months ended September 30, 2003 from $47.0 million for the nine months ended September 30, 2002.  The decrease from 2002 to 2003 was primarily due to a $7.8 million decrease in personnel costs as a result of our reduction in workforce.  Facility and telecommunication expenses decreased $4.0 million based on the elimination of leased facilities and telecommunications infrastructure.  Travel decreased $1.0 million.  Most other expense categories also decreased, including those for professional fees, software, insurance and taxes, some of which were impacted by the approximately $1.1 million of third quarter accrual reduction.  For more information on our restructuring efforts, refer to the section entitled “Estimation of Restructuring Accruals” above.

(i)                                     SELLING AND MARKETING EXPENSES

Selling and marketing expenses consist primarily of advertising and promotions, sales and marketing personnel, bad debt expense and travel and entertainment.  Selling and marketing expenses decreased to $3.3 million for the three months ended September 30, 2003, from $6.2 million for the three months ended September 30, 2002.  The decrease in selling and marketing expenses was primarily due to a $1.2 million reduction in personnel expenses, a $1.2 million decrease in advertising and approximately $400,000 in lower bad debt expense.

Selling and marketing expenses decreased to $10.1 million for the nine months ended September 30, 2003 from $25.3 million for the nine months ended September 30, 2003.  The decrease in selling and marketing expenses from 2002 to 2003 was due primarily to decreased spending of approximately $5.9 million on advertising, $5.2 million in reductions in personnel costs and $2.2 million in decreased bad debt expense.  Outside services and travel also decreased significantly.  A large portion of the decreased advertising expense relates to terminating the AOL advertising commitment that was responsible for $4.4 million of the advertising expense for the nine months ended September 2002.  The decline in bad debt expense is primarily attributable to improved historical bad debts and a decline in credit concentrations in higher-risk customers.  For more information on our restructuring efforts, refer to the section entitled “Estimation of Restructuring Accruals” above.

(j)                                     DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses consist primarily of the amortization of intangible assets obtained in connection with our acquisitions. Depreciation and amortization expenses also include depreciation expenses arising from equipment purchased for our data centers and other property and equipment purchases. Depreciation and amortization decreased to $3.7 million for the three months ended September 30, 2003, from $10.0 million for the three months ended September 30, 2002. Depreciation and amortization decreased to $12.1 million for the nine months ended September 30, 2003 from $31.3 million for the nine months ended September 30, 2002.  The decrease results primarily from reduced carrying value of our amortizable intangible assets. That carrying value was reduced in connection with the impairment charges we recorded during 2002, including the impairment charges related to the cumulative effective of change in accounting principle resulting from our adoption of SFAS No. 142 on January 1, 2002.

(k)                                  OPTION AND WARRANT EXPENSE

Option and warrant expense consists of expenses recorded to account for the difference on the date of grant between the fair market value and the exercise price of stock options issued to employees (which, when granted at an exercise price equal to fair market value on the grant date, is zero), restricted stock granted to employees and the fair value of equity-based awards to non-employees. Because of grants of restricted stock under our restricted stock plan, on which we recognize expense equal to the fair market value of the stocks as it vests, we expect to continue to have substantial option and warrant expense. Option and warrant expense decreased to approximately $341,000 for the three months ended September 30, 2003 from $1.3 million for the three months ended September 30, 2002.  Option and warrant expense decreased to $1.5 million for the nine months ended September 30, 2003 from $5.7 million for the nine months ended September 30, 2002.  The decrease for 2003 was primarily due to the canceling of the options and forfeiture of restricted stock grants of persons whose positions were eliminated as part of our restructuring efforts.  For more information on our restructuring efforts refer to the section entitled “Estimation of Restructuring Accruals” above.  We expect the amount of option and warrant expense will fluctuate over time as the market price of our stock fluctuates, because of our use of restricted stock grants as a form of employee compensation.

(l)                                     IMPAIRMENT OF INTANGIBLES AND OTHER

Impairment of intangibles and other assets consists of the amount of goodwill, and other intangibles and tangible assets, written down in the period.  Impairment charges for the three and nine months ended September 30, 2003 were approximately $20,000 and $2.7 million primarily related to additional write down of assets held for sale and tangible assets, determined in accordance with SFAS No. 144.  Impairment charges for the three months ended September 30, 2002 were $62.5 million of which $49.5 million relates to intangible assets obtained in connection with acquisitions made in 2000, with the remainder relating to long-lived assets, including software, computer equipment, other tangible assets.  We, with the assistance of third party appraisers, determined the fair value of these assets based on a combination of quoted market prices and a cost approach methodology. The impairment of intangibles and other assets for the nine months ended September 30, 2002 was $64.9 million and included an additional impairment related to the sale of the French subsidiary of our non-US operation, Aether Systems Ltd (formerly Sila Communications Ltd).

(m)                               RESTRUCTURING CHARGE

On January 1, 2003, we adopted SFAS No. 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value. We recorded a charge to earnings for the three and nine months ended September 30, 2003 of approximately $897,000 and $3.8 million, respectively, related mainly to fees incurred in terminating a contract, closing a facility and workforce reductions. Employee separation benefits under the restructuring plan include severance, medical, and other benefits. As of September 30, 2003, the accrued liability related to the restructuring was $25.3 million.  For more information on the restructuring charges, refer to the section entitled “Estimation of Restructuring Accruals” above.

(n)                                 LOSS ON DISPOSAL OF ASSETS

Loss on disposal of assets was approximately was approximately $272,000 and $1.1 million for the three and nine months ended September 30, 2003. The loss on disposal of assets for the three months ended September 30, 2003 relates primarily to the disposal of the Arizona Network Operations Center.  The loss on disposal of assets for the nine months ended September 30, 2003 consists of the loss on the sale of an asset classified as an asset held for sale and the disposal of the Arizona Network Operations Center.

(o)                                 INTEREST INCOME

Interest income consists primarily of interest income from cash equivalents and short-term investments and interest earned through the leasing of hardware to customers.  Interest income decreased to $1.5 million for the three months ended September 30, 2003 from $3.4 million for the three months ended September 30, 2002. Interest income decreased to $5.7 million for the nine months ended September 30, 2003 from $9.0 million for the nine months ended September 30, 2002.  The decrease from 2003 to 2002 was primarily due to the Company’s decreasing cash balance, as well as the impact of lower interest rates. The decrease in interest income was partially offset by interest income on leases for our Mobile Messaging product line.  We expect interest income to continue to decline as our cash balance declines.

(p)                                 INTEREST EXPENSE

Interest expense consists primarily of debt service and amortization of loan fees on our outstanding convertible subordinated notes payable.  Interest expense decreased to $2.6 million for the three months ended September 30, 2003 from $3.6 million for the three months ended September 30, 2002.  Interest expense decreased to $7.8 million for the nine months ended September 30, 2003 from $13.3 million for the nine months ended September 30, 2002.  The decrease for 2003 as compared to 2002 was primarily a result of the debt buy-backs in 2002, which lowered the outstanding aggregate principal amount of our convertible subordinated notes payable.  During 2002, we bought back $135.6 million face value of our convertible subordinated notes payable, of which $83.2 million was repurchased through the end of the third quarter of 2002.  Interest expense also was higher in the first half of 2002 because of accrued interest during 2002 on a $5.2 million forward sale contract arrangement that was settled in June 2002.

(q)                                 GAIN ON EXTINGUISHMENT OF DEBT

The gain on extinguishment of debt consists of the gain realized upon our repurchase of a portion of our convertible subordinated notes payable. There was no gain on extinguishment of debt in 2003.  We had previously presented an extraordinary gain of $3.0 million and $31.3 million for the three and nine months ended September 30, 2002, respectively, relating to the repurchase of  $83.2 million of our convertible subordinated notes payable.  This amount was reclassified to other income (expense) from continuing operations as a result of our adoption of SFAS No. 145.

(r)                                    EQUITY IN LOSSES OF INVESTMENTS

Equity in losses of investments consists of our proportionate share of the net losses of businesses in which we have invested, which are recorded under the equity method of accounting.  Equity in losses of investments were $1.1 million for the three months ended September 30, 2002.  There were no equity losses of investments for the three months ended September 30, 2003.  Equity in losses of investments decreased to $92,000 for the nine months ended September 30, 2003 from $4.7 million for the nine months ended September 30, 2002.  The decrease results primarily from the fact that we had written off a substantial portion of these investments prior to January 1, 2003.  As of June 30, 2003 we have written off all of the remaining book value of these investments and we do not expect to record any additional equity in losses of investments.

(s)                                  INVESTMENT LOSSES, INCLUDING IMPAIRMENTS, NET

                                                Investment losses including impairments consist of the loss taken on investments where the decline in market value was deemed to be other than temporary.  Investment losses also include amounts related to the decline in the fair value of derivative instruments, offset by realized gains from the sales of investments.  For the three months ended September 30, 2003, we recorded a net gain of $87,000, which consisted primarily of realized gains associated with the sale of certain investments.  For the three months ended September 30, 2002 we recorded a net charge of $3.7 million, which consisted primarily of impairment charges related to our investments.  For the nine months ended September 30, 2003, we recorded a net charge of approximately $37,000, which consisted primarily of impairment charges related to our investments partially offset by gains on certain investments.  For the nine months ended September 30, 2002, we recorded a net charge of $13.8 million, which included $13.5 million in impairment charges related to our investments.  The remainder of the net charges in the first half of 2002 related to net gains and losses from changes in the fair value of warrants related to our investments.

(t)                                    MINORITY INTEREST

Minority interest reflects the portion of net income or losses of Aether Systems Ltd allocated to Reuters during 2002.  During the fourth quarter of 2002, we purchased from Reuters their 40% interest in Aether Systems Ltd.  Because we now own 100% of Aether Systems Ltd, we will no longer allocate any portion of Aether Systems Ltd’s net income or loss to Reuters and will not show any minority interest.  All of our subsidiaries are now wholly owned.  Minority interest was approximately ($154,000) and approximately ($45,000) for the three and nine months ended September 30, 2002, respectively.

(u)                                 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In connection with the adoption of SFAS No. 142 on January 1, 2002, we were required to perform a transitional impairment analysis.  We completed our analysis in the third quarter of 2002 and recorded a charge through cumulative effect of change in accounting principle of $129.3 million.  As such, our condensed consolidated financial statements for the three months ended September 30, 2002 have been adjusted to reflect this change in the quarter ended March 31, 2002.

(v)                                 ESCROW SETTLEMENT, NET

Escrow settlement, net, was $(47,000) and $2.3 million for the three and nine months ended September 30, 2002.  These amounts represent an escrow settlement of $2.6 million related to our purchase of RTS Wireless completed in November of 2000 partially offset by various expenses related to the settlement.

SEGMENT RESULTS

Aether’s operating segments include Enterprise Mobility Solutions, Transportation, and Mobile Government.

The Enterprise Mobility Solutions (EMS) Segment is focused on providing integrated wireless data solutions to enterprises with product development emphasis on field service, sales force automation, distribution and delivery management, and mail and messaging access.

 Comparing the three months ended September 30, 2002 to the three months ended September 30, 2003, EMS revenue decreased $1.4 million, with a $1.1 million decrease in EMS’ domestic operations and a $241,000 revenue decrease in EMS’ international operations.  The decrease in EMS’ domestic operations was driven by declines in hardware and software revenues of $1.5 million and $371,000, respectively.  These declines were offset somewhat by a $690,000 increase in subscriber revenue due to growth of wireless email subscribers and a price increase.  The decrease in EMS’ international operations is a result of declining financial application subscribers.  EMS’s gross profit for the quarter decreased $849,000 from the comparable quarter of 2002.  Subscriber and hardware gross profit decreased $865,000 and $232,000, respectively.  These decreases were offset somewhat by a $248,000 increase in software gross profit, primarily attributable to 20/20D license and customization revenue.

EMS revenue decreased $2.4 million for the nine months ended September 30, 2003 from the same nine month period of 2002.  The decrease consisted of declines in EMS’s domestic and international operations of $1.7 million and $729,000, respectively.  The international decline was primarily in the subscriber category due to a decrease in international financial application subscribers.  On the domestic side, decreases in software and hardware of $4.0 million and $3.5 million, respectively, were offset somewhat by a $5.8 million increase in subscriber revenue primarily due to growth in wireless email subscribers.  EMS’s gross profit for the nine-month period increased $1.8 million over 2002.  Subscriber and hardware gross profit increased $3.1 million and $287,000, respectively, offset somewhat by a $1.6 million decrease in software gross profit.  Most of the increase in subscriber gross profit is related to a $1.0 million termination fee recognized in the first quarter of 2003 (with no related cost of revenue) and a $1.5 million favorable airtime cost of revenue adjustment recognized in the second quarter of 2003.  We do not anticipate the recurrence of similar events in the future; accordingly, the increase in gross profits in the first nine months of 2003 is not likely to be indicative of future results.  The remainder of the subscriber gross profit increase is due to a net increase in subscriber growth.  The decrease in software gross profit is primarily due to a decrease in billable engineering projects, which typically generate high gross margins.

In our Transportation Segment, our main products are MobileMax™, a vehicle location and messaging solution for long-haul trucks, and a number of asset monitoring products, including GeoLogic™, TrailerMax™ and 20/20v™.  Our MobileMax™ product has least-cost-routing capability made possible by multi-mode technology (terrestrial and satellite connectivity) to deliver two-way data and dispatch messaging and automatic, instantly communicated information on each vehicle - typically trucks.

Comparing the three months ended September 30, 2002 to the three months ended September 30, 2003, Transportation revenue decreased $3.2 million.  This decrease is primarily due to the loss of Highway Master ™  subscribers, offset somewhat by an increase in Mobile Max™ subscribers.  Gross profit for the quarter decreased $1.5 million primarily from the decrease in Highway Master revenue.

Transportation revenue decreased $2.0 million for the nine months ended September 30, 2003 from the same nine month period of 2002, primarily due to the decline in Highway Master ™  subscribers, offset somewhat by an increase in Mobile Max™  revenue.  Gross profit for the nine-month period decreased $2.0 million primarily due to the decrease in Highway Master ™  subscriber revenue and a decrease in  MobileMaxTM hardware gross profit resulting from a temporary shortage of refurbished devices that forced the Company to issue new devices for warranty repairs.

In our Mobile Government Segment, we are a service provider in the area of wireless data solutions for public safety.  We have products for both law enforcement and asset tracking.  Our public safety solutions are integrated into 47 different state databases as well as local and federal databases to deliver real-time information in seconds without having to involve dispatch or other resources.  Our products in this area are the PacketCluster family of products, the handheld version of PacketCluster Patrol called PocketBlue, the FireRMS family of products for fire and rescue companies, and the handheld application for this community, PocketRescue.

Mobile Government revenue increased $84,000 from the three months ended September 30, 2002 to the three months ended September 30, 2003, with increases in hardware and subscriber revenue more than offsetting a $163,000 decline in software revenue.  Gross profit increased $458,000 primarily due to an increase in hardware revenue gross profit, reflective of a one-time unfavorable adjustment to hardware costs in the third quarter of 2002.

Mobile Government revenue increased $1.6 million for the nine months ended September 30, 2003 from the same nine-month period of 2002, primarily due to software and subscriber revenue increases of $1.2 and $335,000, respectively.  Gross profit for the nine-month period increased $3.1 million, primarily due to the increase in software revenue and more effective tracking and management of the various project cost components of our business.

Corporate and Other consists mainly of corporate assets.  We do not allocate corporate assets to the Segments for internal reporting purposes.

During the third quarter of 2003, certain Logistics projects that were previously reported as part of the Transportation segment were reorganized as part of the EMS Segment’s Logistics offering.  Accordingly, the comparative data in the table below has been restated to include these projects in the EMS Segment for all fiscal periods.

We began to report our financial results by segment as of the first quarter of 2000. Our reportable segments have changed each year.  In the future, our reportable segments may continue to change as our operating structure, business and the market in which we operate evolves.

Segment detail is summarized as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2003	Enterprise Mobilility Solutions	Transportation	Mobile Government	Corporate & Other	Total
Revenue	$13,502	$8,284	$5,407	$—	$27,193
Gross Profit	$4,541	$3,023	$3,957	$—	$11,521

THREE MONTHS ENDED SEPTEMBER 30, 2002	Enterprise Mobilility Solutions	Transportation	Mobile Government	Corporate & Other	Total
Revenue	$14,878	$11,510	$5,323	$—	$31,711
Gross Profit	$5,390	$4,539	$3,499	$—	$13,428

NINE MONTHS ENDED SEPTEMBER 30, 2003	Enterprise Mobilility Solutions	Transportation	Mobile Government	Corporate & Other	Total
Revenue	$41,173	$26,811	$16,201	$—	$84,185
Gross Profit	$16,988	$10,501	$12,102	$—	$39,591

NINE MONTHS ENDED SEPTEMBER 30, 2002	Enterprise Mobilility Solutions	Transportation	Mobile Government	Corporate & Other	Total
Revenue	$43,569	$28,789	$14,643	$—	$87,001
Gross Profit	$15,140	$12,498	$9,012	$—	$36,650

LIQUIDITY AND CAPITAL RESOURCES

Since 1999, we have financed our operations primarily from the proceeds of public offerings and private placements of our equity and debt securities. Through September 30, 2003, we have raised aggregate net proceeds of approximately $1.5 billion, net of underwriters’ discounts, including the issuance of $310.5 million of 6% convertible subordinated notes, in March 2000. As of September 30, 2003, we had approximately $32.7 million in cash and short-term investments and working capital of approximately $20.1million.  At June 30, 2003 and December 31, 2002, cash and short-term investments were $301.4 million and $324.4 million and working capital was $303.0 million and $335.2 million, respectively.  The significant change in cash and short-term investments as of September 30, 2003 results from a change during the third quarter of 2003 in management’s intention with regard to the liquidation of investments with maturities of more than 12 months.  In view of market conditions that have resulted in an increase in the trading price of the Company’s outstanding 6% convertible subordinated notes and the Company’s ongoing evaluation of strategic alternatives (as discussed above under the heading “Overview”), in the third quarter management concluded it no longer had an intention to liquidate such investments within a 12-month period to fund debt repurchases or other strategic activities.  Accordingly, while the types of investments have not changed, such investments (totaling approximately $245.2 million) have been reclassified as of September 30, 2003 from short-term investments to non-current assets.  If such reclassification had been made as of June 30, 2003 or as of December 31, 2002, cash and short-term investments would have been $111.3 million and $68.6 million, respectively. The aggregate outstanding balance of our convertible subordinated notes, including accrued and unpaid interest, was $155.1 million as of September 30, 2003.

Our operations have never generated positive cash flow.  Net cash used in operating activities was $32.0 million and $87.6 million for the nine months ended September 30, 2003 and 2002, respectively. The principal use of cash in each of these periods was to fund our losses from operations.  The amount of cash used in operating activities has declined significantly as we have reduced our operating expenses, through our restructuring efforts.

The amount of cash provided by or used in our investing activities fluctuates primarily based on the timing of our sales and purchases of investments available for sale.  In managing our cash balances, we buy and sell investments available for sale primarily to maximize returns based upon current market conditions.  Accordingly, we may sell an investment to realize a gain (or limit a loss) in response to changes in market conditions.  In the first nine months of both 2003 and 2002, we used only a small portion of our cash to purchase assets used in the operations of our business.  Accordingly, our investing activities have not materially increased or decreased the aggregate amount of cash and short-term investments that we have to meet our liquidity needs.

Net cash provided by investing activities was $11.0 million for the nine months ended September 30, 2003.  Net cash used in investing activities was $335.6 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, we used $1.2 million for the purchase of property and equipment and $2.4 million for the purchase of intellectual property.  Additionally, we received a net of $9.4 million from the sales and purchases of short-term and non-current investment instruments (primarily United States Government Agency-sponsored securities) and approximately $5.8 million from sales of certain property and equipment.  For the nine months ended September 30, 2002, we used $4.6 million for the purchase of property and equipment, a net of $330.9 million for the purchases and sales of short-term and non-current investment instruments (primarily United States Government Agency-sponsored securities) and $3.6 million in acquisition-related activities.  As discussed above, prior to September 30, 2003, we classified investments having final maturities in excess of one year as short-term based upon our intention to liquidate the investments within twelve months.  As of September 30, 2003, we have reclassified these investments to non-current assets.

Net cash used by financing activities was $15.8 million for the nine months ended September 30, 2003.  For the nine months ended September 30, 2003, financing activities included the investment of approximately $16.8 million of cash in certificates of deposit, which are used as collateral against certain letters of credit established to support facility leases and the performance of certain customer contracts.  This amount is reported on our balance sheet as restricted cash.  Net cash used in financing activities was approximately $63.3 million for the nine months ended September 30, 2002.  For the nine months ended September 30, 2002, cash used in financing activities related primarily to the repurchase of a portion of our convertible subordinated notes.

Our major source of liquidity has been the cash generated from our securities, offerings and placements, as discussed above.  We continue to use such proceeds to fund our operating activities.  Other liquidity requirements include interest payments on our outstanding convertible subordinated notes, payments for restructuring activities and payments under contingent contractual obligations summarized in the contractual obligation table below.  Given the current amounts of our cash, short-term and non-current investments, we believe we have substantial flexibility to continue operations and still have funds available for our operating and capital requirements for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

Our contractual obligations have not changed materially since last reported.

The following table describes all of our contractual commitments, including our future minimum lease payments.

	Payments due by period
Contractual Obligations	Total		Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$168,854	(1)	$9,295	$159,559	$—	$—
Capital Lease Obligations	1,494		498	996	—	—
Operating Lease Obligations	56,934	(2)	7,734	23,194	20,954	5,052
Purchase Obligations	7,710		6,021	1,689	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	(3)	—	—	—	—

Total	$234,992		$23,548	$185,438	$20,954	$5,052

(1)          Long-term debt obligations include interest of approximately $13.9 million through March 2005.

(2) Facilities representing $48.6 million of our minimum lease payments are available for sublease and facilities representing approximately $507,000 of our minimum lease payments have been subleased. In October and November 2003 (after the end of the third quarter), we negotiated early buyouts of our largest facility lease, several capital leases and a telecommunications purchase obligation.  These buyouts accounted for $46.3 million, $1.3 million and $0.5 million of the operating lease, capital lease and purchase obligations, respectively.

(3) We do not have any other long-term liabilities requiring cash payment (deferred rent and deferred revenue do not require a cash outlay) that are not already included in the categories above.  For instance, the entire long-term portion of our restructuring reserve relates to our operating lease obligations, which are already quantified in the third line of the above table.

FORWARD-LOOKING STATEMENTS

This report contains statements that are considered “forward-looking statements,” as such term is used in the Securities Exchange Act of 1934, as amended.  Such forward-looking statements typically include the words “expect,” “anticipate,” believe,” “will,” “intend,” “estimate,” “project” and similar expressions.  Forward-looking statements are based on our current expectations and assumptions, which are subject to risks and uncertainties.  They are not guarantees of our future performance or results.  Our actual performance and results could differ materially from what we project in forward-looking statements for a variety of reasons and circumstances, including particularly such risks and uncertainties.  Risks and uncertainties that may affect our operations, financial conditions and financial results include, but are not limited to the followings:  potential negative effects on our operations from workforce reductions, other restructuring activities, and the evaluation of strategic alternatives (including possible asset or business sales); the departure of key employees; potential liabilities for transmitting third party information, service disruption and system failures; our ability to alter our services to meet changing market demand and technologies; our dependence on wireless networks owned and controlled by third parties; our use of third-party intellectual property that may be subject to infringement claims; and the potential loss of significant customers.  These and other risks and uncertainties are discussed in detail in our 2002 Annual Report on Form 10-K and should be reviewed carefully.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain instruments subject to interest rate and foreign currency exchange rate risk. We categorize all of our market risk sensitive instruments as non-trading or other instruments.

(1)                                  INTEREST RATE SENSITIVITY

Our cash and cash equivalents and short-term investments are exposed to interest rate risk.  Our investment policy calls for investment in short-term, low risk instruments. At September 30, 2003, we had $49.5 million invested in money market instruments and certificates of deposit.  At September 30, 2003, we had $245.2 million invested in United States Government Agency-sponsored securities, all of which have maturities of less than four years.  A decline in market rates of interest could reduce the amount of interest income we receive from our invested cash, but also could increase the market value of investments we hold that bear higher interest rates.  Conversely, if interest rates were to rise, our interest income from cash equivalents might increase and the value of our investments could decline.  We believe that a 10% increase or decline in interest rates would not be material to our investment income our cash flows, or the value of our short-term investments.

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

ITEM 4. CONTROLS & PROCEDURES

We maintain a set of disclosure controls and procedures and internal control over financial reporting designed to provide us with reasonable assurance that information required to be disclosed in our filings under the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and disclosed in our filings within the time periods specified by the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Management of the Company does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud, as any control system is inherently limited by various factors and can provide only reasonable, and not absolute, assurance that the system’s goals will be achieved.  Limitations of a control system can include faulty assumptions as to the likelihood of future events, errors in judgment or simple mistakes, resource and cost constraints, and inadequacies that develop over time because of changes in conditions and/or deterioration in compliance with policies and procedures. In view of these limitations, any evaluation of disclosure controls and procedures or internal control over financial reporting can provide only reasonable, and not absolute, assurance that control deficiencies and instances of fraud – if any – within the Company have been detected.

As of the end of the third quarter of 2003, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were adequate and effective and provide Aether with a reasonable level of assurance that material information required to be disclosed in filings with the SEC is accumulated and communicated to management in a timely manner.

In addition, we have reviewed our internal control over financial reporting and have seen no significant changes during the three months ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, Aether’s internal control over financial reporting.

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

Not Applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In November 2003, Kendra VanderMeulen resigned from the Board of Directors. The Board has not filled the vacancy.

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

Report on Form 8-K

The Company filed a current report on Form 8-K on August 13, 2003 pursuant to Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition) under Item 9 (Regulation FD Disclosure) with respect to the Company’s financial results for the second quarter ended June 30, 2003.

The Company filed a current report on Form 8-K on August 19, 2003 pursuant to Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition) under Item 9 (Regulation FD Disclosure) with respect to the Company’s earnings call for the second quarter ended June 30, 2003.

* These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Quarterly Report on Form 10-Q or as a separate disclosure document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 14, 2003
Aether Systems, Inc.

/s/ David C. Reymann
David C. Reymann
Chief Financial Officer
By:	(Principal Financial and Accounting Officer)