Form 10-K
period 2003-12-31
AETHER SYSTEMS INC
filed 2004-03-15
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-27707

AETHER SYSTEMS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	52-2186634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

11500 CRONRIDGE DR., SUITE 110, OWINGS MILLS, MD	21117
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $174,941,429 ($4.14 per share) as of June 30, 2003.

As of March 5, 2004, 43,380,380 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2004 Annual Meeting of the registrant, which will be filed with the Commission within 120 days after the close of the fiscal year, is incorporated by reference into Part III.

AETHER SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  When used in this Report, the words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect” and similar expressions as they relate to our company or our management are intended to identify a statement as a “forward-looking statement.”  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  Factors that could cause or contribute to such differences include those discussed in Item 7 of this Report under the heading “Risk Factors.” Forward-looking statements reflect our reasonable beliefs and expectations as of the time we make them, and we have no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

INTRODUCTION

Our Company has undergone significant change, and we expect additional changes to occur during 2004.  Despite a substantial restructuring of our organization and the elimination of significant expenses since 2001, we have not achieved profitability.  While we have continued to work to improve the operational and the financial performance of our wireless and mobile data businesses,   we have also actively explored a range of strategic options in an effort to achieve two basic objectives:

•                  become profitable as quickly as possible, and

•                  enhance the value of our assets for our stockholders.

In January 2004, we sold our Enterprise Mobility Solutions (“EMS”) segment.  Although the EMS segment accounted for nearly 50% of our revenue, it was not generating a profit and required substantial investment.  We concluded that selling the EMS segment was more consistent with achieving our objectives than continuing to own that business and seeking to improve its financial performance.

Having sold our EMS segment, we now have two operating segments:  Mobile Government and Transportation.  We do not believe that we can achieve our objectives by simply continuing to operate these two business segments in their current forms. We expect that we will have to pursue one of several courses:

•                  augment  both of these business segments through acquisitions of complementary businesses,

•                  augment one of these business segments through acquisitions of complementary businesses and either sell or maintain the other business segment,

•                  keep our existing business segments and expand our operating activities by acquiring other, distinct businesses, or

•                  sell both of these business segments and implement a very different operating strategy.

We may not succeed in implementing any of these approaches or in achieving our objectives.  However, we are continuing to evaluate strategic options, and we anticipate that this process will result in significant additional changes to our business during 2004.  If we are not able to implement a strategy that we believe is likely to achieve our objectives, we will consider other alternatives.

Current Developments

In February 2004, we engaged Friedman, Billings, Ramsey & Co. Inc. (“FBR”) to advise us on strategic options.  FBR is assisting management and our Board of Directors in evaluating potential strategies.   Among the options that we are reviewing with FBR are the following:

•                  Potential acquisitions;

•                  A sale of one or both of our existing business segments;

•                  Expansion of one or both of our existing business segments through strategic relationships, joint ventures or acquisitions;

•                  Diversification into new businesses; and

•                  Alternative strategies for investing our cash.

We also may consider other, different options.

In reviewing strategic options, FBR is also assisting us in exploring alternatives for realizing value from our substantial net operating loss carryforwards.  To realize this value, we need to generate taxable income.

We are actively exploring a number of the options listed above.  One result is that we have received expressions of interest from several parties about our existing business segments, and as of the date of this Report, we were negotiating with one interested party.  We cannot yet predict whether the current negotiations, or other options that we are exploring, will result in transactions that we will decide to pursue.  Consequently, while we are seeking to conclude our strategic activities as promptly as possible, we cannot yet predict the timing of additional strategic decisions.

As was the case in the later part of 2003, the strategic evaluation process and the uncertainty about our future direction may negatively affect the operating results of our existing businesses in the near term.  We also will incur additional expenses for the fees of our professional advisers, including our financial advisor and our legal counsel.

About This Report

In this Report, in describing our Company’s operations we will discuss our Mobile Government and Transportation business segments.  Our historical financial results, which we review in detail in this Report, reflect the operations of these two business segments as “continuing operations.”  The financial results of our EMS segment are reported as “discontinued operations.”

Because we expect our business to change during 2004, we do not expect our historical financial results to be indicative of our future results.  For example, if we reach an agreement to sell an additional portion of our business, the financial results of the business to be sold will be reported as “discontinued operations.”  As required by GAAP, to ensure period-to-period comparability, we also will restate our prior period results to reflect this reclassification of that business as “discontinued operations.” If we begin or acquire any new or additional businesses, our results from continuing operations will be affected.

Our financial condition also may change significantly as we implement additional strategic options:

•                  We may spend cash, incur additional debt or issue additional shares of our stock to finance acquisitions or to implement new business strategies;

•                  If we sell assets or businesses, we would expect to receive cash as a result of those sales;

•                  We may be required to repay all or a portion of the $154.9 million of our outstanding 6% convertible subordinated notes due March 2005 before maturity, which would reduce our cash on hand; and

•                  Changes to our operations will alter our organization and our financial results.

Because we have not yet finalized a comprehensive business strategy for the future, we cannot forecast how our operating results or our financial condition may change, as compared to prior years.

A sale of a significant portion of our existing business could result in us having to repay all or a portion of our $154.9 million of outstanding 6% convertible subordinated notes due March 2005 before their maturity.  Repayment of these notes would reduce our cash on hand, even after including cash we receive in any sale of additional portions of our business.  A holder of these notes can demand that we purchase the notes upon a “change in control,” which is defined in the indenture that governs the notes to include, among other things, the acquisition of more than 50% of our outstanding voting stock by any person or group, a significant change in the composition of our Board of Directors and a sale of all or substantially all of our assets.  We expect that at least some holders of these notes will view the sale of a significant portion of our existing business as resulting in a “change in control.”  We do not intend to repay any notes prior to maturity to the extent we are not asked to do so by the holders.

OVERVIEW OF OUR MOBILE GOVERNMENT SEGMENT

In our Mobile Government segment, we provide wireless data solutions for use by public safety organizations, primarily state and local police, fire and rescue and emergency medical services organizations.  Our public safety solutions are integrated into 50 different state databases, as well as local and federal databases.  Our products deliver real-time information in seconds, without the need for human dispatchers or other resources.

Our Mobile Government products are:

•                  The PacketCluster® family of products, which are open, standards-based wireless information software products that provide police officers in the field with direct access to motor vehicle and warrant information and other critical information;

•                  The handheld version of PacketCluster® Patrol™ (called PocketBlue™), which is a handheld application for mobile law enforcement that is part of a fully integrated mobile data system, providing criminal database queries, secure messaging and alarm capabilities for all connected mobile users;

•                  PacketWriter™, which is a mobile field reporting solution that allows for mobile data collection, data sharing with PacketCluster® and work-flow management;

•                  The FireRMS™ family of products for fire and rescue companies, which are compliant incident reporting products specifically developed to cut report completion time for front-line emergency response personnel; and

•                  Handheld applications for fire and rescue companies (called PocketFD™ and PocketCluster Rescue™), which allow fire services personnel to wirelessly access and update records in the field and extends computer aided dispatch, fire records management systems and other in-house data sources to a mobile environment.

We believe that our Mobile Government segment is well-positioned to help government agencies address certain aspects of ongoing homeland security concerns.  Because our products serve both law enforcement and asset tracking needs, we can, for example, integrate our asset tracking products with law enforcement notifications in certain situations.  We are seeking to add customers involved in homeland security operations, particularly at the federal level, but we have not yet made any significant sales to such customers for homeland security activities.

OVERVIEW OF OUR TRANSPORTATION SEGMENT

Our Transportation segment provides mobile and wireless solutions to the transportation industry.  Our customers are primarily the owners and operators of truck and other vehicle fleets, including US Xpress Enterprises, Inc., TRL Inc. and Contract Freighters, Inc.  Our products offer wireless data and asset tracking and vehicle positioning features.  Our customers use these products to monitor the location, movement and status of their vehicles.  Our products enable them to reduce trailer to tractor ratios and improve their operational efficiency.

Our primary Transportation products are:

•                  MobileMax™, which is a vehicle location and multi-mode messaging product

•                  Three asset monitoring products — GeoLogic™, TrailerMax™, and 20/20V™

•                  Aether Platinum Service™

We also offer the Highway Master 5000 (HM 5000) product, which is similar to our MobileMax™ product but has voice solutions and is limited to only terrestrial-based service.  We acquired the HM 5000 service and customers as part of an acquisition in 2002.  We have gradually been phasing out HM 5000 and converting as many customers as possible to MobileMax™.

SALE OF OUR EMS SEGMENT

Prior to January 18, 2004, we had a third business segment:  the Enterprise Mobility Solutions (EMS) segment.  It was our largest operating segment.  The EMS segment served customers in large business organizations and its products were primarily related to wireless mail messaging, wireless access to financial market data and distribution and delivery management.  The EMS segment also included our international operations, Aether Systems Ltd. (formerly known as Sila Communications).

In January 2004, we sold our EMS segment to Telecommunication Systems, Inc. (TCS) for $18.0 million in cash and a $1.0 million promissory note payable in August 2004.  We also received 204,020 shares of TCS Class A common stock valued as of the closing of the transaction at approximately $1 million.  As of March 10, 2004, these shares were worth approximately $1.2 million, based on the last reported sale price for TCS stock on that date.  These shares are being registered for resale by TCS, and we expect them to become freely tradable in the first half of 2004.  The total consideration is subject to adjustment following a post-closing review of the working capital of the EMS segment as of the closing.

As part of this sale, we sold the Aether Fusion™ technology platform, as well as our Blackberry by Aether and Aether Attache products, among others.

As a result of the sale of this segment, we no longer have any operations outside of the United States, although we continue to sell products and provide services to customers in Canada.

HISTORY AND OTHER INFORMATION FOR INVESTORS

Our Company was originally formed as Aeros, L.L.C. in January 1996.  We changed our name to Aether Technologies International, L.L.C. in August 1996 and to Aether Systems L.L.C. in September 1999.  Immediately prior to completing our initial public offering of common stock on October 21, 1999, we converted from a limited liability company to a Delaware corporation and changed our name to Aether Systems, Inc.

Our Internet address is www.aethersystems.com. We make available free of charge, on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  We are providing the address of our internet website solely for the information of investors.  We do not intend the internet address to be an active link, and the contents of the website is not a part of this report.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions.  The Board of Directors is responsible for reviewing and authorizing any waivers from this code of ethics and we will file any waivers from, or amendments to, this code with the SEC.  Our code of ethics for senior financial officers is available on Aether’s website, www.aethersystems.com.

We have also adopted procedures for our stockholders to communicate with our Board of Directors.  Stockholders who wish to contact the Board of Directors, or an individual director, should contact the Board of Directors or individual director at shareholder_inquiries @aethersystems.com or in writing at 11500 Cronridge Drive, Suite 110, Owings Mills, MD  21117.  The Secretary will compile all communications and submit them to the Board of Directors, or individual directors, on a periodic basis.

OPERATIONS

Mobile Government Segment

The goal of our Mobile Government segment is to transform the security and effectiveness of our government workforce through real time data collection and communications and seamless data sharing and interoperability across government agencies.

Through our Mobile Government segment, we currently provide mobile and wireless data solutions to approximately 3,000 public safety agencies at the federal, state and local level.

We market the PacketCluster® family of products, the handheld version of PacketCluster® Patrol™ called PocketBlue™, the FireRMS™ family of products for fire and rescue companies, and the handheld application for this community, called PocketRescue™.

•                  PacketCluster® Patrol™ is an open, standards-based wireless information software product that provides police officers in the field with direct access to motor vehicle and warrant information and allows real-time silent communication between police headquarters and mobile units.  PocketFD™ is a wireless handheld application for mobile fire services. and allows fire services personnel to wirelessly access and update records in the field. It provides fire services personnel with instant, wireless access to occupancy data, on-duty rosters, certifications and hydrants as well as incident information.

•                  PocketBlue™ is a handheld application for mobile law enforcement that is part of a fully integrated mobile data system, providing criminal database queries (NCIC, NLETS and DMV), secure messaging and alarm capabilities for all connected mobile users.

•                  PacketWriter™ is a field data collection application designed to support report generation and submission to field incidents, accidents and interviews.  PacketWriter™ can be integrated with back-office records management systems for long-term data storage and is fully integrated with PacketCluster® Patrol™ for exchange of data between applications.

•                  FireRMS™  is a SQL-based Fire Records Management System (RMS) that includes NFIRS 5.0, a compliant incident reporting system specifically developed to cut report completion time for front-line emergency response personnel.  FireRMS™ allows fire personnel to manage fire prevention procedures, supplies and inventory, pre-planning for emergency response, training, EMS reporting and certification in a more efficient manner.

In 2003, we continued to make inroads in the state and local police and fire agencies and began performing under contracts with two of our largest customers to date.  Under our agreement with Hamilton County, Ohio, we will install our PacketCluster® Patrol™ and PacketWriter™ technologies in over 650 patrol vehicles throughout the county’s law enforcement agencies.  We are also installing our PacketCluster® Patrol™ and PacketWriter™ technologies in approximately 1,600 trooper vehicles for the Pennsylvania State Police Department.  We anticipate that we will continue to generate revenue from these clients until 2007.

Transportation Segment

Through our Transportation segment, we are the only company to offer the trucking industry both an in-cab mobile communications solution and a wireless solution for monitoring and managing trailer fleets.  In addition, our MobileMax™ product is the only solution to offer multi-mode capabilities to the trucking industry.  Our transportation segment primarily markets Mobile Max™, a vehicle location and messaging solution for long-haul trucks, and a number of asset monitoring products, including GeoLogic™, TrailerMax™ and 20/20V™.

MobileMax™ provides transportation companies with the least-cost-routing capability of multi-mode technology (terrestrial and satellite connectivity) to deliver two-way data and dispatch messaging and automatic, instantly communicated information on each vehicle, typically trucks.  Least-cost routing refers to MobileMax™’s capability to use the less costly terrestrial-based wireless connectivity whenever possible.  Otherwise, MobileMax™ is connected using satellite connectivity.  The optional enhancements for MobileMax™ include a collection of geopositioning features such as automatic state-line crossing information, arrival/departure notifications, and certain geo-fencing capabilities.  Geo-fencing is the ability to define geographic areas and boundaries upon which exception reporting, which is the ability to alert the appropriate personnel, can be based.  Once a geo-fence is established, users can be automatically notified, as a result of exception reporting, if a vehicle enters or leaves the defined area.  This functionality can be used for territory management, route verification, arrival/departure notification and prohibited locations.  Exception reporting can also be applied to a wide variety of additional events, such as arrivals, departures, deliveries, pick-ups, illegal entries and unauthorized movement.

We market GeoLogic™, TrailerMax™, 20/20V™ and Aether Platinum Service™, four products for trailers and other mobile assets, that incorporate a variety of geo-fencing and exception reporting features.

•                  GeoLogic™ is a management and satellite-based tracking solution that allows fleet managers to monitor thousands of trailers in the field by utilizing a unique, user-configurable event-driven and exception- based alert reporting system.  It incorporates the use of geo-fences and pre-determined events such as arrivals, departures, entry to the trailer, and disconnection from the truck to help with mission critical and secure load planning.  Its target market is large trucking fleets.

•                  TrailerMax™ is an asset monitoring solution that is targeted towards for-hire truck fleets and private truck fleets.  As compared to GeoLogic™, TrailerMax™ is a lower cost, terrestrial-based solution.

•                  20/20V™ is a nationwide vehicle location and management solution targeting commercial fleets.  The product, which allows delivery tracking, signature capture and process automation, is often used to track private fleets such as those used for field service, sales, and delivery organizations.  Location and status information is delivered in real-time to an internet-based host, providing anywhere, anytime management of fleets.  We expect 20/20V™ to appeal to a broad marketplace including service fleets, sales teams and trucking companies.

•                  Aether Platinum Service™ is a full service fleet management software solution that interfaces with mobile applications to provide a comprehensive trucking package.  We expect Aether Platinum Service™ to appeal to a broad marketplace.

In 2003, six of the top fifty trucking companies in the United States expressed interest in potentially becoming customers of our Transportation segment.  Some of these companies are currently performing trial evaluations of our products.  We have entered contracts with major trucking companies including U.S. Xpress, Inc., which agreed to equip its entire fleet of 5,500 trucks with MobileMax™; TRL Inc., which will install MobileMax™ in its entire fleet of 600 trucks; and Contract Freighters Inc., which plans to equip its entire fleet of 2,400 trucks with our MobileMax™ system and also plans to integrate our ADV Monitor™ and Proximity Alert™ features.

Additional Services

Our primary activity is sale, development and support of the software products and applications described above.  Approximately 48 percent of our 83 engineers devoted their time primarily to development and support of these software products and applications.

We also provide the following services to assist customers and to support our software products and applications:

Integration Services.  Integration Services includes consulting, engineering, and integration into the backend infrastructure of businesses and government agencies for wireless data solutions.  We provide services to complement our software products on a stand-alone basis.  We also may accept assignments that might allow us to embrace technological advances or expand into new industry sectors or services.  Our staff includes wireless systems engineers, software engineers who specialize in developing applications for handheld devices, and engineers who specialize in systems integration and testing.

Deployment Services.  Our deployment services for the Mobile Government segment are located in Marlborough, Massachusetts and for the Transportation segment, deployment services are located in Pennsylvania and Texas.  These services include product fulfillment and customer support, which help alleviate the complexities associated with implementing and supporting a solution.  We offer product fulfillment and provisioning to facilitate the delivery of devices to the customer/employee base.  During the development process, device(s) are chosen based on the application’s use, and these devices are delivered with the application(s) already on them.  For our customers, we have the ability to load and configure tailored software on mobile devices, activate wireless modems and perform quality assurance checks.  We then pack, ship and track the product until the user receives it.  For end users who already own a device, we can provide the modem and software application only.  If we deliver a defective product, we handle all repair and warranty issues for such device.

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

SALES AND MARKETING

As of December 31, 2003, our continuing operations had 44 salespeople, sales engineers for technical support during the sales cycle and marketing professionals.  Our sales and marketing staff generally specialize in either transportation or mobile government.  19 were dedicated solely to marketing and sales of our Mobile Government products and 21 were dedicated solely to marketing and sales of our Transportation products.  Our direct sales teams cover all regions of the U.S.  Our business development personnel and senior executives also assist in developing potential strategic relationships, for selling and promoting our products and services.

WIRELESS NETWORK CARRIERS

Our Transportation segment has contracts with a limited number of wireless carriers.  We obtain terrestrial network services from Motient Communications Company and Minor Planet Systems USA.  Our satellite services are provided by Mobile Satellite Ventures.

COMPETITION

The market for our solutions is competitive.  We encounter competition in all areas of our business activity and our competitors range from some of the country’s largest corporations to many smaller specialized companies.  The widespread adoption of industry standards may make it easier for new market entrants to offer some or all of the services we offer and may make it easier for existing competitors to introduce some or all of the applications and services they do not currently provide, or improve the quality of their services.  We expect that we will compete primarily on the basis of the technology, functionality, breadth, reputation, quality, price of our services, security and availability of our application software.

Our current and potential competitors for the products and services we offer through our Mobile Government segment include mobile and/or wireless software companies such as Sybase, Inc., Motorola, Inc., Qualcomm, Inc., Minor Planet Systems USA Inc., and Terrion.

Our current and potential competitors for the products we offer through out Transportation segment include: mobile and/or wireless software companies such as Qualcomm, Inc, and wireless data service providers such as Bot Mobilicom and TransCommunication Systems, Inc.

Some of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do.  Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can.

INTELLECTUAL PROPERTY RIGHTS

Our success and competitive position depends in large part upon our ability to develop and maintain the proprietary aspects of our technology.  We rely on a combination of trademark, patent, copyright, service mark, trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services.  We have applied for various trademarks and patents.

The following trademarks have been registered or published with or allowed by the United States Patent and Trademark Office:

Mobile Government segment:

•                  PacketWriter™

•                  PacketCluster®

•                  PacketCluster® Patrol™

•                  PocketBlue™

•                  PocketEMS

•                  PocketInspector

•                  PocketRescue™

•                  PocketInvestigator

•                  Cerulean™

•                  Cerulean Design

Transportation segment:

•                  MobileMax™

•                  HM 5000

•                  Geologic™

•                  Trackware

•                  20/20V™

•                  Aether Platinum Service™

•                  TrailerMax™

•                  Pro2000

We also own:

•                  Advantage

•                  Aether & Design

•                  Aether

•                  Aether Systems

•                  Aether Design

•                  Unwired By Aether

•                  The Power Behind Mobile Workers

There can be no assurances that our applications will be granted or that holders of other trademarks will not claim that the published or allowed trademarks, or other Aether pending trademark applications, infringe their trademarks.

It is our general policy to seek patent protection for those inventions and improvements likely to be incorporated into our products and services.  We currently have patent applications pending, but there is no assurance that the patent applications will result in patents being issued by the United States Patent and Trademark Office or other foreign patent offices, nor is there any guarantee that any issued patent will be valid and enforceable.  Other companies may independently develop or otherwise acquire similar technology or gain access to our proprietary technology.  Despite our precautions, there can be no assurance that we will be able to adequately protect our technology from competitors in the future.  The enforcement of patent rights often requires the institution of litigation against infringers.  This litigation is often costly and time consuming.

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

Communications Regulation

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

Sales Tax

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

Government Contracting

Through our Mobile Government segment, we act as a prime contractor or subcontractor on a variety of federal, state and local government programs that are subject to the availability of government funding, government audit rights, and termination at the convenience of the government.  These contracts and subcontracts may contain detailed requirements, warranties and software and data rights licenses.  Profit on these contracts may be limited and may be subject to audit and recovery rights by governmental agencies.  Our contracts with these governmental entities are typically obtained on a fixed price basis, and as a result we may benefit from cost savings but may also be adversely impacted if there are cost overruns.  In addition, we are often required to post an escrow, bond, letter of credit or similar guarantee to ensure our performance on these contracts, which restricts our cash flow.   Based on the terms of these contracts and applicable laws, our operations may also be subject to restrictions and requirements applicable to government procurements, including rules pertaining to relationships with government officials and the accuracy of information provided to government agencies.  Our failure to comply with such restrictions and requirements could lead to our suspension or debarment from contracting or subcontracting on governmental programs for a period of time which could adversely affect our business.

EMPLOYEES

As of December 31, 2003, our continuing operations had a total of 287 employees, 83 of whom are engineers.  Of our employees, 99 were employed in our Mobile Government segment and 127 were employed by our Transportation segment.  The remaining employees also support these segments and general corporate activities.  None of our employees is covered by a collective bargaining agreement.  We believe that our relations with our employees are good.

ITEM 2.  PROPERTIES

Our principal offices are located in Owings Mills, Maryland.  As part of the sale of the EMS segment, we transferred the lease for 11460 Cronridge Drive, Owings Mills, Maryland to TCS and now sublease half of that building from TCS.  In addition, we lease another 36,831 square feet of leased space in Owings Mills, Maryland (11445 and 11500 Cronridge Drive) where we perform general corporate operations.  We also lease an aggregate of approximately 40,000 square feet for our offices in Larkspur, California; Bethesda, Maryland; New York, New York (which is being sublet); and Monterey, Mexico; none of which are sites with active business operations.  We share space among our segments and for corporate and other purposes.  We believe that our retained facilities are adequate for the purposes for which they are presently used and that replacement facilities are available at comparable cost, should the need arise.

Our Transportation segment is based in Herndon, Virginia and has offices in Owings Mills, Maryland, Joplin, Missouri  and Richardson, Texas.

Our Mobile Government segment is based in Marlborough, Massachusetts.

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

Initial motions to dismiss the case were filed and the court held oral argument on the motions to dismiss on November 1, 2002.  On February 19, 2003, the court issued an Opinion and Order on defendants’ motions to dismiss, which granted the motions in part and denied the motions in part.  As to Aether, the motion to dismiss the claims against it was denied in its entirety.  Discovery is now commencing against the underwriter defendants.  The plaintiffs voluntarily dismissed without prejudice the officer and director defendants of Aether.  On June 26, 2003, the Plaintiff’s Executive Committee in this case announced a proposed settlement with the issuers.  The proposed settlement provides that the cases against the more than 300 IPO’s between 1998 and 2000 will end.  Aether has agreed to support the settlement.  Under terms of the proposed settlement, Aether would not incur any material financial or other liability.  The proposed settlement would not involve the cases against the 55 investment bank underwriter defendants, which would continue.  Final approval of the proposed settlement will be required by the Court following notice to class members and a fairness hearing.  There can be no assurance such approval will be granted.

Aether is also a party to other legal proceedings in the normal course of business.  Based on evaluation of these matters and discussions with counsel, Aether believes that liabilities arising from these matters will not have a material adverse effect on the consolidated results of its operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to Aether’s stockholders for consideration during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR AETHER’S’S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Our common stock has been quoted on the Nasdaq National Market under the symbol AETH since our initial public offering on October 20, 1999.  Prior to that time, there was no public market for the common stock.  The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported on the Nasdaq National Market.

	2003		2002
QUARTER ENDED	HIGH	LOW	HIGH	LOW
March 31	$3.98	$2.85	$11.09	$4.10
June 30	$5.67	$3.09	$4.77	$2.50
September 30	$6.47	$4.25	$4.15	$2.52
December 31	$5.50	$4.30	$4.18	$2.25

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

The number of record holders of Aether’s common stock as of December 31, 2003 was 585.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Plan Category	Plan Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1999 Equity Incentive Plan	4,770,977	$8.33		3,812,685

Equity compensation plans not approved by security holders	Acquisition Incentive Plan	277,115	0.00	(1)	1,622,885

Total		5,048,092	$8.33		5,435,570

(1) All of the securities issued to date under this plan have been shares of restricted stock that vest over various periods.

ITEM 6. SELECTED FINANCIAL DATA

The table that follows presents portions of our consolidated financial statements and is not a complete presentation in accordance with accounting principles generally accepted in the United States.  You should read the following selected consolidated financial data together with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.  The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

The results of operations in the following Selected Financial Data, as well as in our consolidated financial statements, have been reclassified to present the results of our EMS segment, which we sold in January 2004, as discontinued operations.  Loss from continuing operations does not include any financial results of the EMS segment.

	YEAR ENDED DECEMBER 31,
	1999	2000	2001	2002	2003
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
Subscriber revenue	$—	$863	$10,420	$31,302	$25,972
Software and related services revenue	—	6,287	22,521	19,550	19,382
Device sales	—	671	7,395	8,469	10,196
Total revenue	—	7,821	40,336	59,321	55,550
Cost of subscriber revenue	—	815	6,825	15,846	11,759
Cost of software and related services revenue	—	1,693	7,982	6,150	4,507
Cost of device sales	—	183	6,787	7,441	10,774
Total cost of revenue	—	2,691	21,594	29,437	27,040
Gross profit		5,130	18,742	29,884	28,510
Operating expenses:
Research and development (1)	—	2,972	14,983	10,296	10,282
General and administrative (1)	2,818	23,101	52,550	41,569	29,092
Selling and marketing (1)	—	4,165	18,956	11,007	7,799
In process research and development	—	3,900	—	—	—
Depreciation and amortization	—	10,804	38,377	13,103	9,986
Option and warrant expense	18,508	5,220	4,689	3,132	1,315
Impairment of intangibles	—	—	76,536	33,655	2,036
Restructuring charge	—	—	1,770	1,703	372
Loss on disposal of assets	—	—	—	—	744
Total operating expenses	21,326	50,162	207,861	114,465	61,626
Operating loss from continuing operations	(21,326)	(45,032)	(189,119)	(84,581)	(33,116)
Interest income (expense), net	—	40,023	7,230	(5,339)	(3,171)
Gain on early extinguishment of debt	—	—	7,684	42,765	—
Equity in losses of investments	—	(47,886)	(57,523)	(4,744)	(97)
Investment gain (loss), including impairments, net	—	—	(143,384)	(14,412)	587
Loss from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	$(21,326)	$(52,895)	$(375,112)	$(66,311)	$(35,797)
Income tax benefit	—	—	—	618	—
Loss from continuing operations before cumulative effect of change in accounting principle	(21,326)	(52,895)	(375,112)	(65,693)	(35,797)
Loss from discontinued operations, net of tax expense (benefit) of $0, ($1.6 million), ($10.7 million), $83,000 and $75,000 for 1999, 2000, 2001, 2002 and 2003, respectively	(9,365)	(309,805)	(1,285,547)	(225,853)	(13,655)
Cumulative effect of change in accounting principle relating to adoption of SFAS No. 133 in 2001 and SFAS No. 142 in 2002	—	—	6,564	(33,876)	—
Net loss	$(30,691)	$(362,700)	$(1,654,095)	$(325,422)	$(49,452)
Net loss per share from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(1.01)	(1.46)	(9.21)	(1.56)	(0.84)
Net loss per share from discontinued operations	(0.44)	(8.53)	(31.56)	(5.36)	(0.32)
Cumulative effect of change in accounting principle	—	—	0.16	(0.81)	—
Net loss per share – basic and diluted	$(1.45)	$(9.99)	$(40.61)	$(7.73)	$(1.16)
Weighted average shares outstanding	21,207	36,310	40,732	42,117	42,616

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents (including restricted cash) (2)	$78,542	$852,518	$521,352	$65,150	$39,682
Investments available for sale	2,092	2,648	2,490	255,825	220,869
Total assets (2)	102,534	1,286,999	726,825	446,929	383,886
Total debt (2)	—	310,724	295,788	154,912	154,912
Stockholders’ equity	$98,342	$2,167,698	$542,527	$227,400	$179,301

(1)          Exclusive of option and warrant expense - see consolidated financial statements.

(2)          Exclusive of net assets from discontinued operations.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes, which appear later in this Report.

INTRODUCTION

As discussed in Part I of this Report, our business continues to undergo substantial change.  Because we expect our business to change during 2004, we do not expect our historical financial results to be indicative of our future results.  For example, if we reach an agreement to sell an additional portion of our business, the financial results of the business to be sold will be reported as “discontinued operations.”  As required by GAAP, to ensure period-to-period comparability, we also will restate our prior period results to reflect this reclassification of that business as “discontinued operations.  If we begin or acquire any new or additional businesses, our results from continuing operations will be affected.

Our financial condition also may change significantly as we implement additional strategic options:

•                  We may spend cash, incur additional debt or issue additional shares of our stock to finance acquisitions or to implement new business strategies;

•                  If we sell assets or businesses, we would expect to receive cash as a result of those sales;

•                  We may be required to repay all or a portion of the $154.9 million of our outstanding 6% convertible subordinated notes  before their March 2005 maturity, which would reduce our cash on hand; and

•                  Changes to our operations will alter our organization and our financial results.

Because we have not yet finalized a comprehensive business strategy for the future, we cannot forecast how our operating results or our financial condition may change, as compared to prior years.

Historical Results

Results of Continuing Operations.   In reviewing the discussion and analysis of the Results of Operations of our continuing operations that follows, you should consider the following:

Our revenue comes from three sources:  (1) payments from our subscribers for the wireless services we provide; (2) payments for licensing or selling software to our customers that they need to use our services, together with related payments for maintenance, support, training, and consulting services; and (3) payments for hardware needed to use our services, which we sell or lease to our customers.

To generate that revenue, we incur various direct costs, which we report as our “cost of revenue.”  These costs include primarily (1) the amounts we pay to purchase airtime, software, and hardware that we resell, license, or lease to our customers; and  (2) certain personnel expenses for employees who provide specific services to our customers or develop products that we sell or license (such as engineers).  We exclude certain costs of customer fulfillment and customer care from our cost of revenue and report these costs as operating expenses.  Our “gross profit” is the difference between our revenue and the cost of our revenue.  Our “gross margin” is the percentage of our revenue that is left as gross profit, after deducting the cost of our revenue.

The other costs of operating our business are our operating and our non-operating expenses.  Most of these expenses require us to spend cash to pay them.  These include salaries, bonuses and benefits for our employees, rental payments for our offices, legal, accounting and other professional fees and expenses, and other similar costs required to operate our businesses

We also report our non-operating income. Principally, this is interest income from our cash balances and our investments in United States Government Agency-sponsored securities.

Our critical accounting policies, which we discuss below, affect the amount of revenue and expense we record in each period.  In applying these critical accounting policies to the results of our business operations, we must make judgments that, if made differently, would have a positive or negative effect on our financial results.  We believe that our judgments are both reasonable and appropriate, in light of the relevant accounting rules.

As a result of acquisitions, dispositions and restructuring activities, our business has changed significantly from year to year.  In addition, in certain periods we have been required to take significant charges to reflect declines in the value of our investments in other businesses and the value of some of our business assets.  As a result, our financial results have changed significantly from one year to the next and can sometimes be difficult to compare.  We discuss the factors that affect comparability in more detail below.

Financial Condition.  In reviewing the discussion and analysis of the Financial Condition of our continuing operations that follows, you should consider the following:

Our business has never generated a profit.  Consequently, we have required funding from sources other than our business operations to run our business.  This funding has come principally from selling securities.  In October 1999, we completed our initial public offering, in which we sold stock and received net proceeds for us of $101.1 million (after paying underwriting discounts, commissions and other expenses of the offering).  In March 2000, we completed an additional sale of our stock that generated net proceeds for us of approximately $1.06 billion.  In 2001, we sold $310.5 million of our 6% convertible subordinated notes due 2005 (“Notes”) and received net proceeds of $300.6 million.  We have not borrowed money from banks, and we currently do not have any agreements with banks that would allow us to borrow money.

In 2000, 2001 and 2002, we used cash from our sales of stock and our convertible subordinated notes, and we also issued additional shares of stock, to pay for the purchase of assets and businesses that allowed us to significantly expand the products and the services we offered in all of our segments.  We also used cash to fund our operating losses and to repurchase approximately 50% of the Notes at a discount during 2001 and 2002.  We now have cash balances and liquid investments (including our investments in United States Government Agency-sponsored securities) of approximately $247.1 million (excluding restricted cash), and we have $154.9 million of outstanding Notes, which we will be required to repay on March 22, 2005.  We also have various other obligations that we are required to pay over time under various contracts and agreements, as discussed in more detail below.

Since our inception in 1996, we have accumulated substantial net operating losses that would be a valuable asset if we become profitable in the future and start to generate income that would be subject to income tax.  Under federal and state tax laws, we are permitted to use these losses to reduce the income taxes we otherwise would have to pay on future income.  As a result, we could have little or no income tax liability for a period of time.  We have accumulated federal net operating losses totaling approximately $722.5 million that we can “carry forward” as potential tax deductions until they expire between 2012 and 2023.  In addition, we have incurred capital losses of approximately $100.6 million that we can “carry forward” as potential tax deductions (but only against capital gains) until they expire between 2006 and 2008.  Our ability to realize value from these accumulated losses, in the form of lower future income taxes, may be limited by applicable tax rules, and we will only be able to realize value from the accumulated losses if we become profitable.  See the discussion under the heading “Risk Factors” below for more information on the risks associated with the use of these accumulated losses.

Impact of Restructuring

In late 2001, a precipitous drop in the price of technology stocks, slow market adoption of wireless technology and a generally poor economic environment, began to have a negative effect on mobile data businesses like ours.  Among other things, businesses reduced their spending on technology and capital equipment.  This slowed the growth of our revenue and ultimately contributed to declines in our revenue.  In response, we focused on managing costs and streamlining our operations to reduce expenses and lower our losses.  We undertook this strategy to reduce our use of cash to fund our operations and in an effort to achieve profits more quickly.  Although we have achieved significant cost savings, we have not yet achieved profitability.  Our losses have declined, but our revenue has also declined, and our business continues to consume cash.

We believe that the disruptive impact of the restructuring process had a negative effect on our revenue, as employees were distracted from their jobs and as reductions in staff required remaining employees to assume new and different responsibilities.  In addition, we believe that the strategic evaluation process that we have undertaken, which has resulted in the sale of our largest business and has involved an exploration of other potential divestitures, possible acquisitions and other possible significant changes to our business, also has led to some distraction from normal business operations and has negatively effected our efforts to attract new customers and increase revenue.  In the near term, it also has resulted in some additional expenses for legal and other professional fees.

We do not expect to be able to achieve profitability through further cost reductions.  Also, we likely will incur some additional expenses in the future (at least periodically) to complete the strategic process that we are pursuing.

Other Notable Items

Transportation

•                  In 2003, the Transportation segment began providing services to U.S. Xpress Enterprises, Inc., its largest contract to date.

•                  In 2003 six of the top fifty trucking companies in the United States expressed interest in potentially becoming customers of our Transportation segment.  As our Transportation segment continues to increase its market share, the possibility exists that a larger competitor may seek to compete more vigorously for our potential and existing customers.  To the extent that a competitor is successful in limiting our access to future customers and/or winning over our current customers, our business could be negatively impacted.

•                  Our MobileMax™ units have experienced warranty issues requiring repairs, which have contributed to a decline in gross profit and gross margin in our Transportation segment.  Although we have taken action to address these issues, we cannot be certain that we will not experience similar problems in the future.  As of December 31, 2003, we have reserved $360,000 for potential future warranty claims.

Mobile Government

•                  In 2003, the Mobile Government segment began service under its contract with Hamilton County, Ohio to provide the Hamilton County Sheriff’s Office and 42 other agencies within Hamilton County with PacketCluster® Patrol™ and PacketWriter™.

FACTORS AFFECTING COMPARABILITY

Our results of operations in 2001, 2002 and 2003 have been affected by acquisitions, investments, impairment charges, and restructuring charges.  The factors identified below have had a significant impact on our operations and should be considered in comparing our results of operations in 2003 to those in 2002 and in comparing our results of operations in 2002 to those in 2001.  As discussed above, we expect additional changes in our business in 2004, which will further affect our results and may make period-to-period comparisons more difficult.

Acquisitions

From September 1999 through December 2002, we acquired 11 businesses for aggregate stock and cash consideration in excess of $1.666 billion.

Our acquisitions have increased our operating revenues and expenses from the date of acquisition.  In the discussion of our results below, we quantify the effects of acquisitions on our revenues and expenses.  Generally, acquisitions also increased our depreciation and amortization expense as we amortized the value of acquired assets.  However during each of 2001 and 2002, we significantly wrote down the value of certain of the intangible assets that we had acquired.  As a result, our amortization expenses have decreased significantly since 2001.  Also, we adopted SFAS No. 142 on January 1, 2002, which further affected our amortization expenses.  SFAS No. 142 required that we cease amortizing goodwill, thus reducing our amortization expense in 2002.  See the discussion under the heading “Impairment Charges” below for a more detailed discussion of these subjects.

Investments

We made numerous investments through Aether Capital, L.L.C., our wholly-owned subsidiary, to promote the development of new technologies that are compatible with the services we offer or that we may wish to integrate into our services.  From August 1999, we invested approximately $196.8 million in 24 companies.  We recorded significant impairment charges and reductions in the value of our investments during 2001 and 2002.

Overall, we have written down the carrying value of our remaining six investments to fair value, which was approximately $2.3 million as of December 31, 2003.  See the discussion under the heading “Impairment Charges - Investments” below for a more detailed discussion of the charges related to these investments.

Impairment Charges

Acquisitions

SFAS No. 121 impairments.  Through December 31, 2001, we recorded approximately $204.3 million in goodwill and other intangibles in continuing operations related to our acquisitions and $1.514 billion in goodwill and other intangible assets relating to our discontinued operations.  During 2001, we performed on-going analysis of the recoverability of our goodwill and other intangibles and the value of our investments in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of.”  Based on quantitative and qualitative measures, we assessed the need to record impairment losses on long-lived assets used in operations when impairment indicators were present.

Based on a variety of indicators, we determined during 2001 that the goodwill and other intangibles from our acquisitions may have become impaired.  As a result of our review, we determined that the carrying value of goodwill and certain other intangible assets related to our acquisitions were not fully recoverable.  Accordingly, during 2001, we recorded impairment charges in continuing operations of approximately $76.5 million, which represents the difference between the carrying value and fair value of the goodwill and other intangible assets.  Also during 2001, we recorded impairment charges in discontinued operations of approximately $1.042 billion, which represents the difference between the carrying value and fair value of the goodwill and other intangible assets.  See Notes 3 and 4 to the consolidated financial statements for a more detailed discussion of these subjects.

Goodwill.  We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized.  Instead, they are tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

 As a result of the adoption of SFAS No. 142, we recorded an impairment charge of $33.9 million related to continuing operations in 2002, which was recorded as cumulative effect of change in accounting principle in the accompanying consolidated statements of operations.  Of this charge, $32.0 million and $1.9 million was in our Mobile Government and Transportation segments, respectively.  An additional $95.4 million was recorded as an impairment charge with respect to discontinued operations.

SFAS No. 142 also requires that we repeat the two-step impairment analysis each year, beginning with a recurring annual measurement date chosen by us in 2002.  We chose September 30, 2002 to be 2002’s measurement date, and we will continue to perform annual impairment reviews as of September 30th each subsequent year.  The September 30, 2002 review resulted in an additional impairment charge of $20.8 million related to continuing operations, which was recorded as impairment of intangibles and other assets in our consolidated statements of operations.  Of this charge, $3.1 million and $17.7 million was in our Mobile Government and Transportation segments, respectively.  An additional $6.0 million was recorded as an impairment charge with respect to discontinued operations.  We performed this analysis again in September 2003 with the help of a third party appraiser and determined that there was no further impairment of goodwill at that time.  See Note 2 to the consolidated financial statements for a more detailed discussion of these subjects.

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

During 2002 and 2003, we assessed the fair value of certain of our long-lived assets, including software, computer equipment, other tangible assets and identifiable intangible assets obtained in connection with acquisitions.  This assessment resulted in impairment charges of $12.8 million and $2.0 million in 2002 and 2003, respectively.  These charges are recorded in impairment of intangibles and other assets in our consolidated statements of operations.   See Note 2 to the consolidated financial statements for a more detailed discussion of these subjects.

Investments

As discussed above, from 1999 through 2001, we made approximately $196.8 million of investments in other businesses.  During 2001, we recorded a net charge of $143.4 million, which included $136.7 million in impairment charges related to our investments.  The remainder of the net charge related to net gains and losses from the sales of investments, and changes in the fair value of warrants.  During 2002, we recorded a net charge of $14.4 million, which included $14.1 million in impairment charges related to our investments.  The remainder of the charge related to net gains and losses from the sales of investments, and changes in the fair value of warrants.  During 2003, we recorded a net gain of $587,000, which included $71,000 in impairment charges related to our investments.  The remainder of our charge related to the net gain from sales of investments.  See Note 8 to the consolidated financial statements for a more detailed discussion of these subjects.

Restructuring Charges

See the section under the heading “Restructuring” in the discussion of “Critical Accounting Policies” below for a more detailed discussion of these subjects.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are as follows:

•                  Revenue recognition;

•                  Estimating the valuation allowance for sales returns and doubtful accounts;

•                  Estimating the realizable value of our inventory;

•                  Valuation of long-lived intangible assets and goodwill; and

•                  Restructuring accruals

Revenue Recognition

As discussed above, we derive our revenue from three sources: (1) subscriber revenue, (2) software and related services, and (3) device sales.  As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.  If we made different judgments or utilized different estimates, the amount and timing of our revenue might have differed materially from that reported.  We might report more or less revenue in any particular period, if we made judgments that led us to accelerate or defer the recognition of various parts of our revenue, as compared to the judgments we currently make.  We believe that our current judgments and estimates are reasonable, appropriate for our businesses and consistent with current accounting rules.

Subscriber revenue

We derive subscriber revenue from the provision of comprehensive business solutions designed to meet the mobile management needs of truckload, less-than-truckload and private carriers.  For all sales, we obtain signed binding contracts with our subscribers.  Contracts are generally for a three to five year period and include a termination penalty if cancelled by the subscriber before the term of the contract expires.  These contracts are generally renewable at the option of the subscriber for additional periods or otherwise continue on a monthly basis until cancelled by the subscriber.  Subscriber revenue is recognized monthly as the service is provided.  Activation fees are deferred and recognized ratably over the expected life of the customer relationship.

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

Revenue from licensing software that requires significant customization and modification is recognized using the percentage of completion method, based on the hours incurred in relation to the total estimated hours.  If we made different judgments or utilized different estimates of the total amount of work we expect to be required to customize or modify the software, the timing of our revenue recognition from period to period, and our margins on the project in the reporting period, may differ materially from amounts reported.  Service revenues consist principally of maintenance and technical support, which consists of unspecified when-and-if available product updates and customer telephone support services and are recognized ratably over the term of the service period.  If we allocated more or less value to these when-and-if deliverables, the timing of our revenue recognition may have differed materially from that reported.  Other service revenues are recognized as the related services are provided.

Device revenue

We derive device revenue from the sale of wireless devices used to provide our services.  We have assessed the interoperability of the types of hardware that we sell, and when customers can obtain similar equipment from other parties to receive services we offer, or customers can use equipment purchased from us with services provided by other service providers, we recognize equipment revenue, including the related shipping, installation and activation services, when collectibility is probable and the equipment and related services are provided to the customer.  When the equipment is not deemed to be interoperable (i.e., it can only be used by a customer to acquire our services), the equipment revenue, including the related shipping and activation fees, and related costs are deferred and recognized over the shorter of the life of the equipment or the estimated term of the subscriber.  In these situations, we allocate amounts to the device and subscriber categories based on the relative fair values.  When we sell hardware and software, and the hardware is considered essential to the functionality of the software, we account for the two elements as one unit of accounting.  In reporting revenues, we allocate amounts between software and device revenue based on their relative fair values.

Revenue from multiple element arrangements

For arrangements with multiple elements, we allocate revenue to each component of the arrangement using the residual value method.  This means that we defer revenue from the total fees associated with the arrangement equivalent to the fair value of the element(s) of the arrangement that has (have) not yet been delivered.  The fair values of any undelivered elements are established by using historical evidence specific to Aether.  For instance, the fair values for maintenance and technical support is based on separate sales of renewals to other customers or upon the renewal rates quoted in the contracts and the fair value of services, such as training, is based on separate sales by us of these services to other customers.  If we allocated the respective fair values of the elements differently, the timing of our revenue recognition may have differed materially from that reported.

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

During 2002, we recorded provisions for sales returns for continuing operations of $202,000, which reduced revenue.  During 2003, we recorded a reduction in the provision for sales returns of $128,000, which increased revenue.  We analyze historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  As a result, we recorded bad debt expense for continuing operations of $2.5 million and $170,000 during the years ended December 31, 2002 and 2003, respectively.  As of December 31, 2003, our net accounts receivable balance was $15.0 million, net of allowance for sales returns and doubtful accounts of $2.7 million.  Bad debt expense is included in selling and marketing expense.  If we had used different estimates and assumptions related to the amount of sales returns we would receive, and about the collectibility of our accounts receivable, our provisions for sales returns and allowance for doubtful accounts may have differed materially from that reported

Valuation of Inventory

Inventory, net of allowance for obsolete and slow-moving inventory, consists of finished goods such as MobileMax™  units, network hardware and accessories and is stated at the lower of cost or market.  Cost is determined using a standard costing method, which approximates the first-in, first-out method.  There are a limited number of suppliers of our inventory, which could have an adverse impact on our ability to meet potential future increases in customer demand for our products.

Valuation of Long-Lived Assets Including Intangible Assets and Goodwill

During 2001, we recorded significant impairment charges on our goodwill and other intangible assets associated with our acquisitions.  These charges are described in detail under the heading “Impairment Charges,” which appears above.  In 2002, we recorded significant impairment charges on our goodwill and other intangible assets associated with our acquisitions pursuant to our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (including our annual impairment test in accordance with SFAS No. 142) and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”   See the discussion under the heading “Impairment Charges – Acquisitions” for a more detailed discussion of these subjects.

Restructuring

As discussed above, during 2001 through 2003, we implemented expense reduction plans as part of our integration strategy focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses.  These efforts have resulted in the consolidation of excess facilities and a significant reduction in our workforce.  Employee separation benefits under the restructuring plans include severance, medical, and other benefits.  Facility closure costs and other costs included expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.

Continuing Operations	2001	2002	2003
Charge	$1,770	$1,523	$643
Adjustments	—	180	(271)
Total	$1,770	$1,703	$372

Positions eliminated	109	117	14
Facilities closed or consolidated	2	—	—

Discontinued Operations	2001	2002	2003
Charge	$40,508	$27,156	$6,125
Adjustments	2,728	8,885	(340)
Total	$43,236	$36,041	$5,785

Positions eliminated	443	207	98
Facilities closed or consolidated	10	2	—

As of December 31, 2003, the accrued liability related to all restructuring activities was $1.5 million, the majority of which related to outstanding lease obligations that will be substantially paid off during 2004.

Calculation of the restructuring accrual related to facilities requires us to make estimates concerning our ability to sublease the properties involved, including:  (1) the expected length of time it will take us to sublease the facility; (2) the expected rental rates on subleases; and (3) estimated brokerage expenses associated with executing the sublease.  We used the assistance of independent real estate brokerage firms in making these estimates, and our estimates may be impacted by future economic trends.  The expected losses on subleases have not been discounted.  If we had made different estimates of our expected restructuring costs, our restructuring charges might have been higher or lower.  To the extent actual charges differ from the accrual that results from our estimates, we may be required to adjust our restructuring accrual, and may also have to record additional charges on our consolidated statement of operations.  We do not expect that actual results with respect to the items covered by the remaining, small restructuring accrual, will differ materially from the amount of the accrual which we developed based on estimates.

RESULTS OF CONTINUING OPERATIONS

In this section, when we discuss the results of our operations, we will be talking about our Mobile Government and Transportation segments, which we refer to as “continuing operations”.

From 2001 to 2002, our results were significantly affected by the @Track transaction in March 2002.  Excluding the effect of this acquisition, 2002 revenue would have decreased slightly from 2001, although gross profit would have still increased.  During this period, we also began to see the impact on our expenses of our restructuring activities, which we began in 2001.  Our operating expenses declined significantly, although we recorded a large restructuring charge in 2001 and also recorded substantial impairment charges relating to our operating assets and our investments in other businesses, as a slowdown in the economy and in the mobile data business generally negatively affected our business and our investments.  These charges contributed to our significant net loss from continuing operations in 2001.  Our net loss from continuing operations improved significantly in 2002 for several reasons, particularly:

•                  the @Track acquisition increased our revenue and gross profit;

•                  our restructuring program significantly reduced our operating expense;

•                  we had significantly smaller impairment charges relating to our assets and investments;

•                  losses from our investments in other businesses declined significantly; and

•                  we recorded a substantial gain from the repurchase of a portion of our 6% convertible subordinated notes due 2005 at a discount, which more than offset a large accounting charge that we recorded as a result of implementing a new accounting principle relating to how we value our assets.  See the discussion under the heading “Impairment Charges — Acquisitions,” which appears above, for a more detailed discussion of this subject.

From 2002 to 2003, our business experienced a decline in revenue and a significant decline in both operating and non-operating expenses.  With respect to operating expenses, we saw the benefits of our restructuring efforts.  Our gross margin increased only slightly from 2002 to 2003, and as a result our gross profit declined, reflecting the decline in revenue during this period.  Our operating loss declined significantly, as a result of the substantial decline in our expenses, including significant declines in charges recorded to reflect impairments of our operating assets and our investments.  In 2001 and 2002, the substantial gain we recorded as a result of our repurchase of a portion of our 6% convertible subordinated notes due 2005 at a discount offset a portion of the impairment charges.

Revenue:

	Mobile Government			Transportation			Total
	2001	2002	2003	2001	2002	2003	2001	2002	2003
Subscriber	$—	$312	$676	$10,420	$30,990	$25,296	$10,420	$31,302	$25,972
Software and Related Services	22,521	19,550	19,382	—	—	—	22,521	19,550	19,382
Hardware	3,812	628	876	3,583	7,841	9,320	7,395	8,469	10,196
Total	$26,333	$20,490	$20,934	$14,003	$38,831	$34,616	$40,336	$59,321	$55,550

Mobile Government

The Mobile Government segment’s revenue is derived primarily from software licensing fees and related services, including customization, installation, training, program management and maintenance.  The end users of these software systems are usually state or municipal law enforcement, fire and rescue and emergency medical services organizations.  On certain software projects, we may also provide network and other hardware as part of the solution.

Mobile Government revenue decreased $5.8 million, or approximately 22%, from 2001 to 2002, reflecting declines in both hardware revenue and software and related services revenue, slightly offset by a $312,000 increase in subscriber revenue.  Software and related services and hardware revenue declined primarily because we substantially completed two large projects in 2001, and we did not have an increase in revenue from new projects in 2002 to offset the impact of these completions.  Two projects, together accounted for approximately 20% of 2001 revenue.

Mobile Government revenue increased $400,000, or approximately 2%, from 2002 to 2003.  Increases in subscriber revenue and revenue from hardware sales were partially offset by a slight decline in revenue from software sales and related services.   Although software and related services revenue was relatively flat year to year, the 2003 revenue stream was generally characterized by larger projects, including the Pennsylvania State Police and Hamilton County, OH projects.

Transportation

The Transportation segment’s revenue is derived primarily from the provision of comprehensive business solutions designed to meet the mobile management needs of truckload, less-than-truckload and private carriers.  The revenue streams associated with providing these solutions are monthly service fees and the sale of hardware on which these solutions operate.  The hardware sales are deferred at the time of delivery and generally recognized over contract terms of three to five years.

Transportation Subscribers:

Product	2001	2002	2003
MobileMax™	$19,826	$21,706	$29,442
GeoLogic™	—	—	1,313
HM 5000	—	23,397	7,482
Trackware	—	1,184	1,641
20/20V™	—	200	385
Total	$19,826	$46,487	$40,263

We acquired the HM 5000 subscribers in our acquisition of certain assets and licenses from @Track in 2002.  At that time, our plan was to gradually convert as many of these subscribers as possible from that legacy system to our MobileMax™ product.  As expected in 2003, we experienced a decrease in our HM 5000 subscribers as they migrated to our products as well as our competitors’ products.

The addition of the HM 5000 subscribers had a significant impact on our Transportation segment.  The segment’s revenue increased  by $24.8 million from 2001 to 2002, primarily because of the new subscribers.  Then, during 2003, revenue decreased $4.2 million, or approximately 11%, primarily as a result of HM 5000 subscribers declining at a faster rate than MobileMax™ subscribers were added.  Certain HM 5000 customers have not elected to convert to MobileMax™.  Those customers that do convert typically enter longer  multi-year contracts with lower monthly fees than they were paying for HM 5000 service.  The overall decline in revenue reflects this decline in subscriber revenue, partially offset by an increase in revenue from hardware sales (which is a much smaller component of the Transportation segment’s total revenue).

While revenue from our MobileMax™ product continues to grow, both from the addition of new customers and the migration of HM 5000 customers to MobileMax™, revenue growth from MobileMax™ and the other products and services our Transportation segment sells has not been, and in the near term may not be, sufficient to offset the effect of the decline in revenue from HM 5000 customers.

During 2003,  subscriber revenue decreased $5.7 million, or approximately 18%, primarily due to decreased HM 5000 fees.  Higher MobileMax™ subscriber revenue only partially offset this reduction in HM 5000 subscriber fees.  The MobileMax™ product generates a lower yet more consistent monthly fee.  During the same period, hardware revenue increased $1.5 million, or approximately 19%, primarily due to increased sales of the MobileMax™ product, including those customers converting from HM 5000 to MobileMax™.

Transportation deferred revenue primarily relates to hardware sales that are recognized evenly over the service life of the customer.  As of December 31, 2002 and 2003, deferred Transportation revenue was $16.0 and $26.5 million.  This growth in deferred revenue represents a source of future revenue.

Gross Profit and Gross Margin:

	Mobile Government			Transportation			Total
	2001	2002	2003	2001	2002	2003	2001	2002	2003
Gross Profit	$14,802	$13,534	$15,114	$3,940	$16,350	$13,396	$18,742	$29,884	$28,510
Gross Margin	56.2%	66.0%	72.2%	28.1%	42.1%	38.7%	46.5%	50.4%	51.3%

Mobile Government

Mobile Government gross margin percentage increased from 56.2%  in 2001 to 66.0% in 2002 primarily because hardware revenue (which has a low margin) became a much smaller proportion of the revenue mix.  Gross margin percentage increased to 72.2% in 2003, primarily due to more effective tracking and management of the various project cost components of our business.

Transportation

Our HM 5000 product has a higher gross margin than our MobileMax™ mobile messaging product, to which some of our HM 5000 customers are converting.

Transportation gross margin percentage increased from 28.1% in 2001 to 42.1% in 2002, primarily due to the addition of the HM 5000 subscribers, which carried a higher gross margin than our MobileMax™ subscribers.

Gross margin percentage decreased to 38.7% in 2003 due to a combination of the decrease in higher-margin HM 5000 subscribers and an increase in the proportion of low margin hardware in the revenue mix.  Additionally, increased warranty repair costs for our MobileMax™ products also contributed to the decline in gross margin percentage.    Our MobileMax™ units have experienced warranty issues requiring repairs, which have contributed to a decline in gross profit and gross margin in our Transportation segment.  Although we have taken action to address the issues, we cannot be certain that we will not experience similar problems in the future.  As of December 31, 2003, we have reserved $360,000 for potential future repairs.

We believe we have the ability to sustain, and potentially increase, our subscriber gross margin percentage during 2004 due to the recent reductions in our satellite communications costs and realized efficiencies from our MobileMax™ product.

Operating Expenses

Our operating expenses declined significantly from 2001 to 2002 and to 2003, primarily due to the results of our restructuring efforts, in which we streamlined our organization and reduced our workforce.  In addition, we have not continued to experience significant impairment charges on our intangible and other assets, after incurring significant impairment charges in 2001 and 2002  As discussed below, we do not expect our operating expenses to continue to decline at the same rate in the future.

Operating Expenses:

	2001	2002	2003
Research and development (exclusive of option and warrant expense)	$14,983	$10,296	$10,282
General and administrative (exclusive of option and warrant expense)	52,550	41,569	29,092
Selling and marketing (exclusive of option and warrant expense)	18,956	11,007	7,799
Depreciation and amortization	38,377	13,103	9,986
Option and warrant expense	4,689	3,132	1,315
Impairment of intangibles and other assets	76,536	33,655	2,036
Restructuring charge	1,770	1,703	372
Loss on disposal of assets	—	—	744

Total Operating Expenses	$207,861	$114,465	$61,626

Research and Development Expenses

Research and development expenses consist primarily of cash compensation and related costs for engineers engaged in research and development activities and, to a lesser extent, costs of materials relating to these activities.  We expense research and development costs as we incur them.

Research and development (R&D) expenses decreased $4.7 million, or approximately 31% from 2001 to 2002, primarily due to reductions in facilities, outside services, personnel, travel and recruiting expense; reflecting the impact of our restructuring efforts.  R&D expenses were relatively flat from 2002 to 2003.  We currently believe that we have the appropriate amount of research and development staffing and do not anticipate research and development expenses increasing or decreasing significantly during 2004.

General and Administrative Expenses

General and administrative (G&A) expenses consist primarily of cash compensation and related costs for general corporate personnel, along with rent, network operations costs, and general support costs.  These expenses also include the costs of outside professionals, including legal counsel, accountants and investment bankers.

G&A expenses decreased $11.0 million, or approximately 21% from 2001 to 2002.  Of the decrease, $5.4 million is primarily due to reductions in personnel costs as a result of our reduction in workforce.  In addition, reductions in professional fees of $4.1 million, and facility expense of $1.4 million also contributed to the decrease between periods.

G&A expenses decreased $12.5 million, or approximately 30%, from 2002 to 2003.  Of the decrease, $7.0 million is primarily due to reductions in personnel costs as a result of our reduction in workforce.  In addition, decreases in travel, outside services (primarily contractors), telecommunications, software, and taxes of $1.6 million, $1.4 million, $1.2 million, $700,000 and $700,000, respectively, also contributed to the decrease between periods.

Professional fees (accounting, legal and investment banking) were essentially flat between 2002 and 2003.  However, the 2003 fees included approximately $1.5 million that Aether incurred during the fourth quarter of 2003 in pursuing potential strategic transactions that, as of the end of the fiscal year, management did not expect would be completed.

Professional fees are reported as part of Aether’s G&A expenses and are generated, partly, by the costs of being a public company.  These costs are partly associated with the corporate governance under the Sarbanes-Oxley Act of 2002 and Nasdaq National Market reforms.  In the future, we expect to incur additional costs associated with accounting fees related to the internal control over financial reporting attestation report required by all public companies under Section 404 of the Sarbanes-Oxley Act of 2002.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of advertising and promotions, sales and marketing personnel, bad debt expense and travel and entertainment.

Selling and marketing expenses decreased $7.9 million, or approximately 42% from 2001 to 2002.  Of the decrease, $3.0 million was due to reductions in personnel costs as a result of our reduction in workforce.   In addition, we experienced reductions in travel of $1.3 million, facilities expense of $1.1 million, and advertising of $0.6 million related to the impact of restructuring and reduced spending on advertising.

Selling and marketing expenses decreased $3.2 million, or approximately 30%, from 2002 to 2003.  Of the decrease, $2.3 million was due to decreased bad debt expense.  The decline in bad debt expense is primarily attributable to improved historical bad debts and a decline in credit concentrations in higher-risk customers.  In addition, reductions in personnel costs of approximately $700,000 as a result of our reduction in workforce and decreased spending on outside services of approximately $600,000 also contributed to the decrease between periods.

Depreciation and Amortization

Depreciation and amortization expenses consist primarily of the amortization of intangible assets obtained in connection with our acquisitions.  Depreciation and amortization expenses also include depreciation expenses arising from equipment purchased for our data centers and other property and equipment purchases.

Depreciation and amortization decreased $25.3 million from 2001 to 2002.  The decrease was primarily a result of the impairment charges recorded during 2001 and 2002, which significantly reduced the carrying value of the goodwill and other intangibles, and from the adoption of SFAS No. 142 on January 1, 2002, requiring us to cease amortizing approximately $25.4 million of goodwill and assembled workforce.  For more information on our adoption of SFAS No. 142, please refer to the discussion under the heading  “Impairment Charges – Acquisitions,” which appears above.

Depreciation and amortization decreased $3.1 million from 2002 to 2003.  The decrease was primarily a result of the impairment charges recorded during 2002 and 2003, which significantly reduced the carrying value of other intangibles and other long-lived assets.   Given the reduction of the net book value of our assets as a result of impairment charges, we expect depreciation and amortization expense to decrease in the short term.

Option and Warrant Expense

Option and warrant expense decreased $1.6 million from 2001 to 2002 and $1.8 million from 2002 to 2003.  The decreases in 2002 and 2003 were primarily the result of the cancellation of options as we reduced our work force.  For additional information about option grants and other equity awards, see Note 14 to the consolidated financial statements.

Impairment of Intangibles and Other Assets

For a detailed discussion of the impairment of intangibles and other assets, see the discussion under the heading “Impairment Charges,” which appears above.

Restructuring Charge

See the discussion under the heading “Restructuring,” which appears above, for a more detailed discussion of these subjects.

Loss on Disposal of Assets

Loss on disposal of assets was approximately $744,000 for 2003.  The loss on disposal of assets relates primarily to the disposal of our corporate jet.

Other Income (Expense):

	2001	2002	2003
Interest income	$27,658	$10,504	$7,222
Interest expense	(20,428)	(15,843)	(10,393)
Gain on early extinguishment of debt	7,684	42,765	—
Equity in losses of investments	(57,523)	(4,744)	(97)
Investment gain (loss), including impairments, net	(143,384)	(14,412)	587
Total	$(185,993)	$18,270	$(2,681)

Interest Income

Interest income consists primarily of interest income from cash equivalents and from investments with a maturity of less than 12 months.  Interest income decreased from 2001 through 2003 as the result of a decreasing cash  and investment balance over the years (as we continued to consume cash to fund our business), combined with decreased interest rates.  We expect interest income to continue to decline as our cash and investment balances decline.

Interest Expense

Interest expense consists primarily of debt service on our outstanding 6% convertible subordinated notes due 2005.  Interest expense decreased $4.6 million from 2001 to 2002 and $5.5 million from 2002 to 2003, primarily due to a decrease in interest expense as the result of the buy-back of debt in 2001 and 2002.  As a result of these repurchases, the total principal amount of our outstanding notes has declined to $154.9 million.  We do not expect to repurchase additional notes prior to their maturity.

Gain on Early Extinguishment of Debt

During 2001 and 2002, we realized gains of $7.7 million and $42.8 million, respectively from repurchasing $20.0 million and $135.6 million of our 6% convertible subordinated notes due 2005 at a discount to their face amount (including accrued interest).

Equity in Losses of Investments

Equity in losses of investments consists of our proportionate share of the net losses in our investments over which we exercise significant influence and as such account for under the equity method of accounting.  Equity in losses of investments decreased to $4.7 million for 2002 from $57.5 million for 2001.  The decrease from 2001 to 2002 reflects a decrease in the number of equity investments in our portfolio in addition to decreased losses from those investments.  During 2003, our equity in losses of investments decreased to $97,000.  The decrease from 2002 to 2003 primarily relates to the fact that most of our equity investments were written off during 2002.

Investment Gain or Loss, Including Impairments, Net

See the discussion under the heading “Impairment Charges - Investments,” above for a more detailed discussion of these subjects.

Cumulative Effect of Change in Accounting Principle

The 2001 amount related to the adoption of SFAS No. 133, “Accounting for Derivatives and Hedging Activities.”  The $6.6 million represented the fair value of warrants we held in two of our investees, which met the criteria for a derivative under SFAS No. 133.

The $33.9 million charge in 2002 related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” and represented a decrease in the value of certain intangible assets obtained in connection with acquisitions made in 2000 and prior as discussed in the section entitled “Impairment Charges” above.

LIQUIDITY AND CAPITAL RESOURCES

Since 1999, we have financed our operations primarily from the proceeds of public offerings and private placements of our equity and debt securities. Through December 31, 2003, we have raised aggregate net proceeds of approximately $1.5 billion, net of underwriters’ discounts, including the issuance in March 2000 of $310.5 million of 6% convertible subordinated notes due 2005.  At December 31, 2002, cash and investments available for sale were $312.1 million and working capital was $335.5 million.  As of December 31, 2003, we had approximately $26.2 million in cash and investments available for sale and working capital of approximately $40.2 million.  The significant changes in cash and investments available for sale and working capital from 2002 to 2003 results from a change during the third quarter of 2003 in management’s intention with regard to the liquidation of investments with maturities of more than 12 months.  In view of market conditions that resulted in an increase in the trading price of Aether’s outstanding 6% convertible subordinated notes and Aether’s ongoing evaluation of strategic alternatives (as discussed above under the heading “Introduction”), in the third quarter of 2003 management concluded it no longer had an intention to liquidate such investments within a 12-month period to fund debt repurchases or other strategic activities.  Accordingly, while the types of investments have not changed, such investments (totaling approximately $220.8 million as of December 31, 2003)  are now classified as non-current assets.  The aggregate outstanding balance of our 6% convertible subordinated notes due 2005, including accrued and unpaid interest, was $157.4 million as of December 31, 2003.  The foregoing amounts exclude the net assets of our discontinued operations, which were $26.5 million and $14.2 million as of December 31, 2002 and December 31, 2003, respectively.

The following table reflects use of net cash for operations, investing, and financing:

	2002	2003
Net cash used by operating activities from continuing operations	$(42,068)	$(54,697)
Net cash used by discontinued operations	(47,624)	(6,663)
Net cash used by operating activities	(89,692)	(61,360)
Net cash provided by (used in) investing activities	(268,997)	34,814
Net cash used in financing activities	(93,849)	(3,459)
Net decrease in cash and cash equivalents	$(452,538)	$(30,005)

Our operations have never generated positive cash flow.  Net cash used in operating activities was $89.7 million and $61.4 million for 2002 and 2003, respectively.   Of the net cash used by operating activities,  $42.1 million and $54.7 million was from continuing operations for 2002 and 2003, respectively.  The principal use of cash in each of these periods was to fund our losses from operations.  The amount of cash used to support our operating activities has declined significantly as a result of our restructuring efforts.

The amount of cash provided by or used in our investing activities fluctuates primarily based on the timing of our sales and purchases of investments available for sale.  In managing our cash balances, we buy and sell investments available for sale (both those that we classify as current assets and those that we classify as non-current assets) primarily to maximize returns based upon current market conditions.  Accordingly, we may sell an investment to realize a gain (or limit a loss) in response to changes in market conditions.  During 2003, we used only a small portion of our cash to purchase assets used in the operations of our business.  Accordingly, our investing activities have not materially increased or decreased the aggregate amount of cash and investments available for sale that we have to meet our liquidity needs.

Net cash used in investing activities was $269.0 million for 2002.  During 2002, we used $3.8 million for the purchase of property and equipment, a net of $252.7 million for the purchases and sales of short-term and non-current investment instruments (primarily United States Government Agency-sponsored securities) and $15.8 million in acquisition-related activities.  Net cash provided by investing activities was $34.8 million for 2003.  During 2003, we used $921,000 for the purchase of property and equipment and $2.3 million for the purchase of intellectual property.  Additionally, we received a net of $33.1 million from the sales and purchases of short-term and non-current investment instruments (primarily United States Government Agency-sponsored securities) and approximately $443,000 from sales of certain property and equipment.  The primary difference between 2002 and 2003 is that in 2002 we began to invest our cash in United States Government Agency-sponsored securities.

Net cash used by financing activities was $93.8 million and $3.4 million for 2002 and 2003, respectively.  During 2002, we used $92.9 million to repurchase a portion of our 6% convertible subordinated notes.  During 2003, financing activities included the investment of approximately $4.5 million of cash in certificates of deposit, which are used as collateral against certain letters of credit established to support facility leases and the performance of certain customer contracts.  This amount is reported on our balance sheet as restricted cash.

We believe that we have sufficient resources to cover our operating expenses and material commitments for at least the next 12 months, including expenses associated with our evaluation of strategic options.  Our contractual obligations are summarized below, under the heading “Contractual Obligations.”  Although our business continues to generate net losses that we must fund with our cash resources, we have significantly reduced the amount of our net losses, and our consumption of cash, as a result of our restructuring efforts, which have greatly reduced our expenses.  To conserve our cash while our business continues to operate at a loss, we have limited our spending on new technology and product enhancements.  This may place us at a competitive disadvantage in seeking to retain existing customers and win new customers, particularly where we are competing against companies with greater resources to spend on technology and product development.

We will be required to repay our 6% convertible subordinated notes in March 2005, which will consume a substantial portion of our existing cash resources.  It is possible that, as a result of our strategic activities, the holders of the notes will become entitled to demand repayment at an earlier date, as discussed under the heading “Introduction,” which appears above, in Part I of this Report.

To the extent that we decide, as a result of our ongoing strategic evaluation process, to expand or substantially alter our business, we may require additional third-party funding, which we may seek through the sale of equity or debt securities, or from bank borrowings.  There is no assurance that we will be able to obtain such additional funding on favorable terms or at all.

Letters of Credit

During the normal course of operations, we have entered into various letters of credit.  These generally serve as collateral to secure the performance of our obligations to government agencies that are customers of our Mobile Government segment.  As of December 31, 2003, we had outstanding $11.5 million in letters of credit, which expire at various times over the next eight years.  These letters of credit would not be drawn unless we fail to perform our obligations to our customers or become involved in performance disputes with our customers.  At December 31, 2003, there were no pending or threatened claims against any of the outstanding letters of credit.

Guarantees and Warranties

We have certain guarantees requiring disclosure under FIN 45 as follows:

•                  We have guaranteed the payment to our landlord on several properties we have sublet.  The maximum guarantee on these properties is $1.1 million.

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

•                  We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product and other factors.  As of December 31, 2002 and 2003, we had accrued approximately $788,000 and $847,000, respectively, for estimated product warranty claims.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims as well as current information on repair cost.

The following table provides the changes in our product warranty accrual:

	2002	2003
Warranty liability balance at beginning of year	$1,943	$788
Liabilities accrued for warranties issued during the period	493	944
Changes in liability for warranties during the period, including claims paid and expirations	(1,648)	(885)
Warranty liability balance at end of year	$788	$847

Contractual Obligations

The following table reflects our contractual commitments, including our future minimum lease payments:

	Payments due by period
Contractual Obligations	Total		Less than 1 year		1-3 years		3-5 years	More than 5 years

Long-Term Debt Obligations	$166,531		$9,295	(1)	$157,236	(1)	$—	$—
Operating Lease Obligations	9,768	(2)	4,235		4,533		1,000	—
Purchase Obligations	8,033		6,855		1,178		—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	(3)	—		—		—	—
Total	$184,332		$20,385		$162,947		$1,000	$—

(1) Long-term debt obligations include interest of approximately $11.6 million through March 2005.  These 6% convertible subordinated notes are due in March 2005.  However, a holder of these notes can demand that we purchase the notes upon a “change in control” which is defined in the indenture that governs the notes to include, among other things, the acquisition of more than 50% of our outstanding voting stock by any person or group, a significant change in the composition of the Board of Directors and a sale of all or substantially all of our assets.  To the extent that we complete additional divestitures or engage in other strategic transactions, a “change in control” may occur, or holders of the notes may claim that one had occurred.  In such event, they may require us to repay their notes immediately.  This would reduce the amount of cash we have to operate our business.

(2) Facilities representing $1.2 million of our minimum lease payments have been subleased or are available for sublease.  Although there can be no assurance, we expect actual expenditures related to the above commitments will be less than indicated above due to reductions we are in the process of negotiating.

(3) Aether does not have any other long-term liabilities requiring cash payment (deferred rent and deferred revenue do not require a cash outlay) that are not already included in the categories above.  For instance, the entire long term portion of our restructuring reserve relates to our operating lease obligations which are already quantified in the second line of the above table.

We have not included contracts for maintenance support on hardware or software that we own since we generally pay in advance for these services and have the option of choosing whether or not to renew these services each year.  We have also not included in this table potential contingent liabilities that we may have to the buyer of our EMS segment, under the terms of the purchase agreement with the buyer.  We are not aware of any such liabilities, and we cannot readily estimate the potential amount of liabilities that might arise in the future, if any.  As discussed under the heading “Risk Factors,” which appears below, our total liability under the Purchase Agreement for breaches of our representations and warranties is capped at $7.6 million, except for claims relating to fraud and for matters covered by certain specific representations, such as those relating to taxes owed for periods prior to the date of the transaction.  We also remain fully liable for matters that relate to our ownership and operation of the EMS segment prior to the sale of that business.

RISK FACTORS

You should consider each of the following factors as well as the other information in this annual report, including the financial statements and related notes, in evaluating our business and our prospects.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.  If any of the following risks actually occur, our business and financial results could suffer.

Risks of Our Strategic Activities

The following discussion addresses risks and uncertainties that may affect our efforts to identify and implement strategic options that we believe will enable us to achieve our business objectives, as described in Part I of this Report under the heading “Introduction.”  These risks and uncertainties may cause us to be unable to implement a desired strategy or may result in a strategic option failing to achieve its expected results.

WE MAY NOT BE ABLE TO IMPLEMENT A BUSINESS STRATEGY THAT WILL ACHIEVE OUR OBJECTIVES.

We are currently exploring various business strategies designed to achieve profitability as quickly as possible in the near term and enhance the value of our assets for our stockholders over the longer term.  We are continuing to evaluate and actively explore a range of possible options, including additional divestitures, the acquisition or commencement of complementary businesses or new lines of business, the negotiation of alliances or joint ventures with customers or strategic partners, alternative strategies for investing our cash balances and other alternatives that we believe will help us to achieve our announced objectives.  We may not be able to effect any of these strategic options on favorable terms or at all.  In pursuing these strategies and alternatives, the Company is likely to spend money, resources and time that would otherwise have been dedicated to the operation of our business segments.  This may negatively impact the value of our existing business.

WE MAY BE UNABLE TO SECURE ADDITIONAL FINANCING TO IMPLEMENT A BUSINESS STRATEGY THAT WE WOULD LIKE TO PURSUE.

We do not currently have any agreements or credit facilities under which we can obtain funds, if necessary.  We believe that existing cash and cash equivalents, together with our liquid investments, will be adequate to fund our operating plans for at least the next 12 months.  However, we may need additional debt or equity financing in order to implement a new business strategy.  Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution.

WE MAY NOT BE ABLE TO REALIZE VALUE FROM OUR ACCUMULATED NET OPERATING AND NET CAPITAL LOSSES.

Our ability to use our accumulated net operating losses to reduce future income tax payments may be limited.  As of December 31, 2003, we had approximately $722.5 million of accumulated net operating losses for federal income tax purposes, which are available to offset future federal taxable income for a defined period of time, until they expire between 2012 and 2023.  These losses will only be valuable if we are able to generate significant taxable income in future years.  Because we have never generated a profit, we may not be able to realize value from these losses.  We have also incurred capital losses of approximately $100.6 million that we can carryforward as potential tax deduction (but only against capital gains) until they expire between 2006 and 2008.  In addition, under complex provisions of the federal income tax laws, our ability to use these losses (both net operating loss carryforwards and capital loss carryforwards) in the future may be limited if it is determined that a “ownership change” occurred with respect to the ownership of shares of our Company.  Generally speaking, an “ownership change” will be deemed to occur if, over any three-year cumulative period, there has been a increase in ownership of our shares by 5-percent stockholders, and certain other persons, of more than 50 percentage points.  While we do not believe that a “ownership change” has occurred as of the current date, the Internal Revenue Service might, in the future, contest this conclusion and seek to impose a limit on our use of these accumulated net operating losses and accumulated capital losses.  If the Internal Revenue Service were successful in such a challenge, and if the net operating losses and capital losses would be valuable to us absent any such limitation on their use, the result of such a challenge would be a significant loss of value to our Company and our stockholders.

AS A RESULT OF UNCERTAINTY ABOUT OUR LONG-TERM BUSINESS STRATEGY, WE MAY BE UNABLE TO ATTRACT NEW CUSTOMERS OR RETAIN EXISTING CUSTOMERS.  WE ALSO MAY LOSE EMPLOYEES.

We have not yet adopted a comprehensive business strategy and we cannot yet determine what our operations will look like in the future.  We are continuing to evaluate various strategic alternatives that we believe will accelerate our ability to become profitable and allow us to realize greater value for our stockholders.  In January 2004, we sold our EMS segment and our business has gone through a significant change.  Going forward, as part of this strategic process, we may pursue additional divestitures, acquisitions or other business opportunities, none of which may be successful.  Because of this uncertainty, existing and potential customers may have concerns about our long-term viability and may be hesitant to commit to a long-term relationships with us.  Our employees may also have concerns about their continued employment with the Company, may be distracted from their job responsibilities and even may seek employment with another company (possibly a competitor). Prospective employees may also be hesitant to accept employment with the Company because of uncertainty over the future of such position.  While we believe we have been able to retain our employees and our existing customers during 2003, potential customers may be reluctant to invest in our products if they do not believe that we will continue to support, enhance or update them.  Therefore, until we settle on and announce a comprehensive strategy, our relationships with existing and potential customers as well as our employees and prospective employees may be adversely affected.

DEBT SERVICE OBLIGATIONS, PARTICULARLY IF WE ARE REQUIRED TO REPAY OUR 6% NOTES PRIOR TO THEIR MATURITY, MAY ADVERSELY OUR ABILITY TO FUND OUR EXISTING OPERATIONS AND PURSUE STRATEGIC OPTIONS.

We have a substantial amount of debt, consisting primarily of $154.9 million of 6% convertible subordinated notes due 2005.  A holder of these notes can demand that we purchase the notes upon a “change in control” which is defined in the indenture that governs the notes to include, among other things, the acquisition of more than 50% of Aether’s outstanding voting stock by any person or group, a significant change in the composition of the Board of Directors and a sale of all or substantially all of Aether’s assets.  To the extent that we pursue a business strategy that constitutes a “change in control,” we may be required to repay some or all of the notes immediately.  We do not intend to repay any notes prior to maturity unless demanded by the note holder.  Any repayment of these notes would reduce the amount of cash we have to operate our business.  If we use our available cash to repay the notes prior to 2005, there will be a significant reduction in the amount of cash available to pay other obligations and support our operating losses and our financial condition may change significantly.  In any event, these notes will mature and become payable in March 2005.

WE MAY BE SUBJECT TO LIABILITIES RELATING TO ASSETS THAT WE SELL AFTER WE CEASE TO OWN THEM.

We may be required to indemnify TCS for certain breaches of representations and warranties and other covenants that we gave to TCS with respect to the sale of the EMS segment.  This liability is limited to $7.6 million, other than in the case of fraud and with respect to a small number of specific representations, such as those relating to taxes owed for period prior to the closing of the sale of the EMS

segment.   In addition, we remain fully liable for any claims that may arise relating to our operation of the EMS business prior to the date on which TCS acquired that business from us.  Although we are not currently aware of any potential claims that we would expect to be significant, claims may arise in the future that could impose substantial liabilities on us.  In addition, we could have continuing liability for our past sales of the blackberry devices manufactured by Research In Motion (“RIM”).  Currently, RIM is engaged in legal proceedings with Inpro II that alleges that certain RIM products infringed on patents held by Inpro.  Under the Patent Act, we could be liable for six years for “making, using, selling or offering to sell” the RIM devices.  In addition, in the spring and summer of 2003, a federal district court awarded substantial money damages against RIM and granted (and then immediately stayed, pending appeal) an injunction against RIM that would prohibit RIM from selling various Blackberry devices, software or services, in the United States.  The case involves claims that RIM’s BlackBerry technology infringes the patents of another company, NTP, Inc.  RIM has said it is appealing this decision, and the U.S. Patent and Trademark Office (“PTO”) is reexamining the validity of certain of NTP’s patent claims.  We cannot assess the likelihood that RIM will succeed in any appeal or that the PTO will narrow or find any of these patent claims invalid, or that RIM will be able to negotiate a license with the company that holds the patents at issue.  Ultimately, RIM might be prohibited from selling Blackberry devices or might raise its prices to offset licensing fees or damage payments.  The likelihood that we may have liability to Inpro or NTP, Inc. if it is established that RIM’s Blackberry in fact infringes Inpro’s patents is unclear, and the extent of any liability unknown.

In additional divestitures, we expect to have potential liabilities for past events as well as for any breaches of representations that we make in any sale agreement.  The terms of such potential liabilities are likely to differ somewhat from those that were agreed to by TCS.  They may be broader or narrower in scope, may last a longer or shorter period of time, and may be subject to different monetary limits.

Risks of Our Existing Businesses

The following discussion addresses risks and uncertainties associated with the operation of our existing Mobile Government and Transportation businesses.  If we sell either of these businesses, these risks may diminish in significance, particularly if we acquire or commence other businesses.

AS A RESULT OF OUR ORGANIZATIONAL RESTRUCTURING AND EXPENSE REDUCTION PROGRAM, WE MAY NOT HAVE SUFFICIENT STAFFING TO SUPPORT OUR OPERATIONS, WHICH COULD REDUCE DEMAND FOR OUR SERVICES AND ADVERSELY AFFECT OUR REVENUE.

Our business strategy is based on the assumption that the number of subscribers to our services, the amount of information they want to receive and the number of services we offer will all increase.  We must continue to develop and expand our systems and operations to accommodate this growth.  At the same time, we have significantly streamlined our organization and reduced our operating expenses.  These efforts have included a reduction in operational and management resources and a consolidation of our facilities.  While we believe that our cost, personnel and facilities reductions have targeted areas that are not necessary to maintain and develop our ability to serve customers, there can be no assurance that the changes will not have a negative impact on our ability to provide service.  If we fail to maintain or improve service levels, we may lose customers and/or the opportunity to provide more services and products.

THE SUCCESS OF OUR MOBILE GOVERNMENT SEGMENT DEPENDS ON OUR ABILITY TO ACCESS DECISION-MAKERS AT THOUSANDS OF LOCAL GOVERNMENT AGENCIES BEFORE THEY CHOOSE THEIR PREFERRED WIRELESS DATA VENDOR.

The Mobile Government segment targets the police and fire departments of local governments, of which there are tens of thousands across the United States.  It is our experience that the local governments are not under any state mandate to acquire wireless data technology in a particular way or at a particular time.  As a result, it is time consuming and expensive to target all local governments, or to know when they are making the decision to purchase mobile data devices.  If we miss an opportunity to bid to provide services, it is unlikely that we will be given an opportunity at a later time.

OUR MOBILE GOVERNMENT SEGMENT MAY NEED TO MAKE ADDITIONAL INVESTMENT TO REMAIN COMPETITIVE IN THE MARKETPLACE.

The public safety industry has experienced growing demand for computer aided design (CAD) and record management system (RMS) functionality in tailored solutions.  Our existing product suite does not currently include these features.  To the extent our potential customers desire this functionality, the growth of our business could be limited.

AS WE SEEK TO SERVE LARGER FLEET OWNERS, WE FACE COMPETITION FROM BUSINESSES WITH GREATER FINANCIAL RESOURCES, AND WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH THESE BUSINESSES.

The existing market for wireless and mobile data solutions for the transportation industry is competitive.  Competition is particularly vigorous for larger fleet owners, which is a customer segment we have worked to serve.  We expect competition to increase further as companies develop new products and/or modify their existing products to compete directly with ours.  These competitors may have better name recognition, better product lines, greater sales, marketing and distribution capabilities, significantly greater financial resources, and existing relationships with some of our potential customers.  We may not be able to effectively compete with these companies.  Greater financial resources and product development capabilities may allow our competitors to respond more quickly to new or emerging technologies and changes in customer requirements that may render our products obsolete.  In addition, these companies may reduce costs to customers and seek to obtain our customers through cost-cutting and other measures. To the extent these companies compete effectively with us, our business could be adversely affected.

OUR PRODUCTS MAY CONTAIN DEFECTS OR ERRORS, AND OUR SALES COULD DECREASE IF THIS INJURES OUR REPUTATION OR DELAYS SHIPMENTS OF OUR PRODUCTS.

We subcontract all of the manufacturing and assembly to third parties and rely on these third parties to deliver and support reliable products.  Our reliance on sole or limited-source vendors involves risks.  These risks include product performance shortfalls, manufacturing capability, quality assurance, quantity and costs.  We have in the past and may in the future, encounter problems with certain of the products that we purchase from third parties.  In certain cases, we have agreements with the device manufacturer for indemnity in the event of a defect in the craftsmanship or operation of such product.  Recently, our MobileMax™ product has experienced some warranty repair issues.  As of December 31, 2003, we have reserved approximately $360,000 for such warranty claims.  We may incur additional repair or replacement costs in the future in excess of the amount we have reserved for, which would increase our expenses and reduce our earnings.  In addition, we are unable to quantify the impact, if any, on our reputation and customer goodwill.  Also, defective products such as the ones we have experienced recently and other defects we may experience in the future may result in customer dissatisfaction and customer attrition.

OUR SOFTWARE MAY CONTAIN DEFECTS OR ERRORS, AND OUR SALES COULD DECREASE IF THIS INJURES OUR REPUTATION OR DELAYS SHIPMENTS OF OUR SOFTWARE.

Our software products and platforms are complex and must meet the stringent technical requirements of our customers.  Because of such complexity, our products and platforms may contain defects and errors that are detected only when the products are in use.  Further, because our products perform critical functions in our customers’ products and networks, such defects or errors could have a serious impact on our customers, which could damage our reputation, harm our customer relationships and potentially expose us to liability.  We may also experience component or software failures or defects which could require significant product recalls, reworks and/or repairs which are not covered by warranty reserves and which could consume a substantial portion of the capacity of our third-party manufacturers or those of our customers.  Resolving any defect or failure related issues could consume financial and/or engineering resources that could affect future product release schedules.

WE MAY INCUR COSTS PARTICULAR TO BEING A GOVERNMENT CONTRACTOR.

In our Mobile Government segment, we act as a prime contractor or subcontractor on a variety of federal, state and local government programs that are subject to the availability of government funding, government audit rights, and termination at the convenience of the government.  These contracts and subcontracts may contain detailed requirements, warranties and software and data rights licenses, and may provide us access to confidential information maintained by federal, state and local security agencies.  Profit on these contracts may subject to limitations and may be subject to audit and recovery rights by governmental agencies.  Our contracts are typically obtained on a fixed price basis, and as a result we benefit from cost savings and carry the burden of cost overruns.  Based on the terms of these contracts and applicable laws, our business operations may be subject to restrictions and requirements applicable to government procurements, including rules pertaining to relationships with government officials and the accuracy of information provided to government agencies.  Failure to comply with such restrictions and requirements could lead to our suspension or debarment for cause, from contracting or subcontracting on governmental programs for a period of time.  Under some of these contracts, we are also required to maintain security clearances and compliance with the Privacy Act of 1974, as amended.

WE DEPEND UPON WIRELESS NETWORKS OWNED AND CONTROLLED BY OTHERS.

If we do not have continued access to sufficient capacity on reliable networks, we may be unable to deliver services and our sales could decrease.  Our ability to grow and achieve profitability partly depends on our ability to buy sufficient capacity on the networks of wireless carriers such as Motient Communications Company (“Motient”), Minor Planet Systems USA (“Minor Planet”) and Mobile Satellite Ventures, (“MSV”) Inc. and on the reliability and security of their systems.  All of our services are delivered using airtime purchased from third parties.  We depend on these companies to provide uninterrupted and defect-free service and would not be able to satisfy our customers’ needs if they failed to provide the required capacity or needed level and quality of service.  In addition, our expenses would increase and our profitability could be materially adversely affected if wireless carriers were to increase the prices of their services.  Our Transportation segment is dependent on MSV for its satellite communications and on Motient for its terrestrial radio-based data communications network service.  If Motient ceased performing under its obligations under the Terrestrial Network Reseller Agreement and we were unable to find a replacement provider on similar terms and conditions, our business would be materially adversely affected.  In addition, Minor Planet our network services supplier for our HM 5000 customers, recently filed a petition for relief under Chapter 11 of the Bankruptcy Code.  Although we believe Minor Planet will continue to fulfill its obligations under its agreement with Aether and provide HM 5000 Airtime Services, the possibility exists that Minor Planet will seek authority from the bankruptcy court to reject the Transition Services Agreement and cease performing.  If Minor Planet successfully rejects the Transition Services Agreement and fails to perform its obligations, we will seek other means of supplying service to our Highway Master customers, but there is no guarantee that we will be able to obtain such replacement services.

ANY TYPE OF SYSTEMS FAILURE COULD REDUCE SALES, INCREASE COSTS OR RESULT IN CLAIMS OF LIABILITY.

Any disruption from our satellite feeds or backup landline feeds could result in delays in our subscribers’ ability to receive information.  We cannot be sure that our systems will operate appropriately if we experience a hardware or software failure or if there is an earthquake, fire or other natural disaster, a power or telecommunications failure, intentional disruptions of service by third parties, an act of God or an act of war.  A failure in our systems could cause delays in transmitting data, and as a result we may lose customers or face litigation that could involve material costs and distract management from operating our business.

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

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, have required most public companies, including our Company, to devote additional internal and external resources to various governance and compliance matters.  Because we have a relatively small corporate staff, we rely heavily on outside professional advisers to assist us with these efforts.  As a result, we incurred additional operating expenses in 2003 and will incur further expenses in the future.  These future costs will include increased accounting related fees associated with preparing the attestation report on our internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002.  These costs have offset a portion of the savings we realized through our expense reduction program.  In addition, these new or changed laws, regulations and standards are subject to varying interpretations, as well as modifications by the government and Nasdaq.  The way in which they are applied and implemented may change over time, which could result in even higher costs to address and implement revisions to compliance (including disclosure) and governance practices.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and in addition to increased general and administrative expenses, this investment will require management to devote time and attention that will not be available for other matters.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and we could be exposed to potential liability.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements.  Actual results could differ materially from those projected in these forward-looking statements.

We maintain instruments subject to interest rate risk.  We categorize all of our market risk sensitive instruments as non-trading or other instruments.

Interest Rate Sensitivity

We are exposed to interest rate risk related to our cash and cash equivalents and investments available for sale.  Our investment policy calls for investment in short-term low risk instruments.  All investments in securities with maturities greater than one year are held as available-for-sale, in compliance with our investment policy.  At December 31, 2003, we had $39.7 million (including restricted cash) invested in money market, commercial paper and certificates of deposit.  At December 31, 2003, we had $220.8 million invested in U.S. Government Agency-sponsored securities with maturities that range from less than one year to three years.  We believe that a 10% increase or decline in interest rates would not be material to our investment income or cash flows.

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

As a result of our sale of the EMS segment in January 2004, we ceased to have any operations outside of the United States.  Consequently, neither our results of operations nor our financial condition is subject to any ongoing foreign exchange rate risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

The following financial statements required by this item are included in the Report beginning on page 38.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Aether Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Aether Systems, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003.  In connection with our audits, we have also audited the accompanying financial statement Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2001, 2002 and 2003.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.  We did not audit the consolidated financial statements of Sila Communications Limited, a majority-owned subsidiary during 2001, which statements reflect total revenues constituting 18% of the total revenues of discontinued operations in 2001.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to the amounts included for Sila Communications Limited, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aether Systems, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule for the years ended December 31, 2001, 2002 and 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 2 to the financial statements, the Company changed its method for accounting for derivatives with the adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” in 2001, changed its method of accounting for intangible assets with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” in 2002, and changed its method of accounting for gains from the early extinguishment of debt with the adoption of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

McLean, Virginia

March 4, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Sila Communications Limited

We have audited the consolidated statements of operations, shareholders’ equity and cash flows of Sila Communications Limited for the year ended December 31, 2001  (not separately presented herein).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Sila Communications Limited for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

London, England

Febuary 5, 2002

AETHER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	DECEMBER 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$56,227	$26,222
Investments available for sale	255,825	20
Trade accounts receivable, net of allowance for doubtful accounts of $4,644 and $2,652 at December 31, 2002 and 2003, respectively	13,928	15,014
Inventory, net of reserve for inventory obsolescence of $85 and $108 at December 31, 2002 and 2003, respectively	15,997	10,162
Assets held for sale	5,250	—
Net assets from discontinued operations	26,480	14,219
Net investment in sales-type leases (current)	1,655	2,636
Prepaid expenses and other assets (current)	14,901	16,338
Total current assets	390,263	84,611

Restricted cash	8,923	13,460
Investments available for sale	—	220,849
Property and equipment, net	9,290	9,335
Investments	2,228	2,273
Goodwill	25,369	25,369
Intangibles, net	15,854	12,171
Net investment in sales-type leases (non-current)	6,691	8,765
Other assets (non-current), net	14,791	21,272
	$473,409	$398,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$513	$388
Accrued expenses	11,915	12,220
Accrued employee compensation and benefits	4,825	2,796
Restructuring reserve (current portion)	8,651	1,407
Deferred revenue	10,638	15,373
Net liabilities from discontinued operations	15,694	9,687
Accrued interest payable	2,529	2,529
Total current liabilities	54,765	44,400

Convertible subordinated notes payable and other notes payable	154,912	154,912
Deferred revenue (less current portion)	11,789	18,799
Restructuring reserve (less current portion)	23,801	70
Deferred rent	742	623
Total liabilities	246,009	218,804

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2002 and 2003	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 42,249,280 and 42,918,408 shares issued and outstanding at December 31, 2002 and 2003, respectively	422	429
Additional paid-in capital	2,586,613	2,589,608
Accumulated deficit	(2,364,831)	(2,414,283)
Foreign currency translation adjustment	3,722	3,830
Unrealized gain (loss) on investments available for sale	1,474	(283)
Total stockholders’ equity	227,400	179,301
Total liabilities and stockholders’ equity	$473,409	$398,105

See accompanying notes to consolidated financial statements.

AETHER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2001	2002	2003
Subscriber revenue	$10,420	$31,302	$25,972
Software and related services revenue	22,521	19,550	19,382
Device sales	7,395	8,469	10,196
Total revenue	40,336	59,321	55,550
Cost of subscriber revenue	6,825	15,846	11,759
Cost of software and related services revenue	7,982	6,150	4,507
Cost of device sales	6,787	7,441	10,774
Total cost of revenue	21,594	29,437	27,040
Gross profit	18,742	29,884	28,510
Operating expenses:
Research and development (exclusive of option and warrant expense)	14,983	10,296	10,282
General and administrative (exclusive of option and warrant expense)	52,550	41,569	29,092
Selling and marketing (exclusive of option and warrant expense)	18,956	11,007	7,799
Depreciation and amortization	38,377	13,103	9,986
Option and warrant expense:
Research and development	876	1,086	256
General and administrative	2,537	1,394	905
Selling and marketing	1,276	652	154
Impairment of intangibles and other assets	76,536	33,655	2,036
Loss on disposal of assets	—	—	744
Restructuring charge	1,770	1,703	372
	207,861	114,465	61,626
Operating loss	(189,119)	(84,581)	(33,116)
Other income (expense):
Interest income	27,658	10,504	7,222
Interest expense	(20,428)	(15,843)	(10,393)
Gain on early extinguishment of debt	7,684	42,765	—
Equity in losses of investments	(57,523)	(4,744)	(97)
Investment gain (loss), including impairments, net	(143,384)	(14,412)	587
Loss from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	(375,112)	(66,311)	(35,797)
Income tax benefit	—	618	—
Loss from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(375,112)	(65,693)	(35,797)
Discontinued operations, net of tax expense (benefit) of ($10.7 million), $83,000 and $75,000 for 2001, 2002 and 2003, respectively	(1,285,547)	(225,853)	(13,655)
Loss before cumulative effect of change in accounting principle	(1,660,659)	(291,546)	(49,452)
Cumulative effect of change in accounting principle relating to adoption of SFAS No. 133 in 2001 and SFAS No. 142 in 2002	6,564	(33,876)	—
Net loss	$(1,654,095)	$(325,422)	$(49,452)
Other comprehensive loss:
Foreign currency translation adjustment	600	3,235	108
Unrealized holding gain (loss) on investments available for sale	880	(111)	(1,757)
Comprehensive loss	$(1,652,615)	$(322,298)	$(51,101)
Net loss per share – basic and diluted from continuing operations before discontinued operations and cumulative effect of change in accounting principle.	(9.21)	(1.56)	(0.84)
Net loss per share from discontinued operations	(31.56)	(5.36)	(0.32)
Cumulative effect of change in accounting principle relating to adoption of SFAS No. 133 in 2001 and SFAS No. 142 in 2002	0.16	(0.81)	—
Net loss per share – basic and diluted	$(40.61)	$(7.73)	$(1.16)
Weighted average shares outstanding-basic and diluted	40,732	42,117	42,616

See accompanying notes to consolidated financial statements.

AETHER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	UNREALIZED GAIN (LOSS) ON INVESTMENTS
Balance at December 31, 2000	$—	$404	$2,552,016	$(385,314)	$(113)	$705
Gain on sales of stock by equity method investee	—	—	6,071	—	—	—
Proceeds from sale of stock	—	7	4,868	—	—	—
Issuance of stock for acquisition	—	1	999	—	—	—
Exercise of options and warrants	—	7	1,083	—	—	—
Option and warrant expense	—	—	14,408	—	—	—
Unrealized gain on investments available for sale	—	—	—	—	—	880
Foreign currency translation	—	—	—	—	600	—
Net loss		—	—	(1,654,095)	—
Balance at December 31, 2001	$—	$419	$2,579,445	$(2,039,409)	$487	$1,585
Exercise of options and warrants	—	3	626	—	—	—
Option and warrant expense	—	—	6,542	—	—	—
Unrealized gain on investments available for sale	—	—	—	—	—	(111)
Foreign currency translation	—	—	—	—	3,235	—
Net loss	—	—	—	(325,422)	—
Balance at December 31, 2002	$—	$422	$2,586,613	$(2,364,831)	$3,722	$1,474
Exercise of options and warrants	—	7	1,071	—	—	—
Option and warrant expense	—	—	1,924	—	—	—
Unrealized gain on investments available for sale	—	—	—	—	—	(1,757)
Foreign currency translation	—	—	—	—	108	—
Net loss	—	—	—	(49,452)	—	—
Balance at December 31, 2003	$—	$429	$2,589,608	$(2,414,283)	$3,830	$(283)

See accompanying notes to consolidated financial statements.

TOTAL
Balance at December 31, 2000	$2,167,698
Gain on sales of stock by equity method investee	6,071
Proceeds from sale of stock	4,875
Issuance of stock for acquisition	1,000
Exercise of options and warrants	1,090
Option and warrant expense	14,408
Unrealized gain on investments available for sale	880
Foreign currency translation	600
Net loss	(1,654,095)
Balance at December 31, 2001	$542,527
Exercise of options and warrants	629
Option and warrant expense	6,542
Unrealized gain on investments available for sale	(111)
Foreign currency translation	3,235
Net loss	(325,422)
Balance at December 31, 2002	$227,400
Exercise of options and warrants	1,078
Option and warrant expense	1,924
Unrealized gain on investments available for sale	(1,757)
Foreign currency translation	108
Net loss	(49,452)
Balance at December 31, 2003	$179,301

AETHER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2001	2002	2003
Cash flows from operating activities:
Net loss from continuing operations before cumulative effect of change in accounting principle	$(375,112)	$(65,693)	$(35,797)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation and amortization	38,377	13,103	9,986
Amortization of loan fees	1,983	1,170	1,119
Provision for doubtful accounts	2,829	2,497	170
Depreciation on leased devices	—	—	1,006
Provision for inventory obsolescence	—	263	—
Equity in losses of investments	57,523	4,744	97
Option and warrant expense	4,689	3,132	1,315
Loss on disposal of assets	—	—	744
Gain on early extinguishment of debt	(7,684)	(42,765)	—
Impairment of intangibles and other assets	76,536	33,655	2,036
Realized (gains) losses on long-term investments, including impairments	143,384	14,412	(587)
Changes in assets and liabilities, net of acquired assets and liabilities:
Trade accounts receivable	(6,272)	(2,754)	(1,256)
Inventory	(8,931)	(683)	242
Prepaid expenses and other assets	(6,187)	(935)	(9,521)
Investment in sales-type leases	—	(8,347)	(3,054)
Accounts payable	764	(5,068)	(125)
Accrued expenses, accrued employee compensation and benefits and interest payable	3,149	114	(1,736)
Restructuring reserve and other long term liabilities	27,817	5,020	(31,081)
Deferred revenue	4,314	6,067	11,745
Net cash used by operating activities from continuing operations	(42,821)	(42,068)	(54,697)
Net cash used by discontinued operations	(229,339)	(47,624)	(6,663)
Net cash used by operating activities	(272,160)	(89,692)	(61,360)

Cash flows from investing activities:
Sales and maturities of investments available for sale	3,286	352,675	530,829
Purchases of investments available for sale	(3,411)	(605,367)	(497,654)
Acquisitions, net of cash acquired	(6,699)	(15,800)	—
Purchases of property and equipment	(11,734)	(3,783)	(921)
Proceeds from the sale of property and equipment	—	—	4,412
Investments	(41,504)	(535)	—
Sale of long-term investments	5,689	3,991	443
Increase in other intangible assets	(394)	(178)	(2,295)
Increase in other assets	(5,448)	—	—
Net cash provided by (used in) investing activities	(60,215)	(268,997)	34,814
Cash flows from financing activities:
Proceeds from issuance of common stock	4,875	—	—
Repayment of notes payable including buyback of convertible debt	(12,316)	(92,888)	—
Proceeds from note payable/credit facility	5,160	—	—
Repayments on notes payable/credit facility	(97)	—	—
Increase in restricted cash	(2,135)	(1,590)	(4,537)
Exercise of options and warrants	1,090	629	1,078
Net cash used in financing activities	(3,423)	(93,849)	(3,459)
Net decrease in cash and cash equivalents	(335,798)	(452,538)	(30,005)
Cash and cash equivalents, at beginning of period	844,563	508,765	56,227
Cash and cash equivalents, at end of period	$508,765	$56,227	$26,222
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$18,030	$16,524	$9,295

See accompanying notes to consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

In 2001, 2002, and 2003, the Company incurred unrealized holding gains (losses) associated with its investments available for sale totaling $880, ($111), and ($1,757), respectively. These amounts have been reported as increases (decreases) in members’ capital and stockholders’ equity.

In 2001, the Company recorded gains through stockholders’ equity of $6,071, from the sale of stock by OmniSky, Inc. to third parties at per share amounts in excess of the book value per share.

In June 2001, the Company acquired certain completed technology from SmartPoint, Inc. in exchange for 70,852 shares of the Company’s common stock.  The value of the common stock of $1,000 was allocated to the fair value of the assets purchased (within discontinued operations), with a corresponding increase in stockholders’ equity.

In July 2001, approximately $1,200 of trade receivables (within discontinued operations) owed to the Company by Spring Wireless, Ltd. was offset by the Company’s additional investment in Spring Wireless, Ltd.

In 2003, the Company transferred $5,593 of equipment under operating leases from inventory to property and equipment.

See accompanying notes to consolidated financial statements.

AETHER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, DESCRIPTION OF THE BUSINESS, AND BASIS OF PRESENTATION

Aether Systems, Inc. (the “Company” or “Aether”) was originally formed in January 1996.  The Company operates in two business segments:  Mobile Government and Transportation.  The Mobile Government segment provides wireless data solutions for use by public safety organizations, primarily state and local police, fire and rescue and emergency medical services organizations.  The Transportation segment provides mobile and wireless solutions to the transportation industry.  Its customers are primarily the owners and operators of truck and other vehicle fleets.

The financial statements for all periods presented have been restated to present the results of operations of the Company’s Enterprise Mobility Solutions (“EMS”) segment in discontinued operations, as discussed in Note 3.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

In December 2002, the Company purchased from Reuters PLC (“Reuters”) their 40% interest in Sila Communications Limited (“Sila”), a European joint venture the Company formed with Reuters in 2000.  As a result of this acquisition, all minority interests have been eliminated and all of the Company’s subsidiaries are now wholly owned.  The results of Sila’s operations are consolidated with the Company’s results in 2001, 2002 and 2003, as they were part of EMS, and are included in discontinued operations in the accompanying consolidated financial statements.

(b) RECLASSIFICATIONS

Certain fiscal year 2001 and 2002 amounts have been reclassified to conform to the current year presentation.  None of these reclassifications had a material effect on the Company’s consolidated financial statements.

(c) REVENUE RECOGNITION

The Company derives revenue from three sources (i) subscriber revenue (ii) software and related services, and (iii) device sales.  As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

i.) Subscriber revenue

The Company derives subscriber revenue from the provision of comprehensive business solutions designed to meet the mobile management needs of truckload, less-than-load, and private carriers.  For all sales, the Company obtains signed binding contracts with its subscribers.  Contracts are generally for a three to five year period and include a termination penalty if cancelled by the subscriber before the term of the contract expires.  These contracts are generally renewable at the option of the subscriber for additional periods or otherwise continue on a monthly basis until cancelled by the subscriber.  The Company recognizes subscriber revenue on a monthly basis as the service is provided.  Activation fees are deferred and recognized ratably over the expected life of the customer relationship.

ii.) Software and related services revenue

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

iii.) Device revenue

The Company derives device revenue from the sale of wireless devices used to provide its services.  The Company has assessed the interoperability of the types of hardware that it sells, and when customers can obtain similar equipment from other parties to receive services the Company offers, or customers can use equipment purchased from the Company with services provided by other service providers, the Company recognizes equipment revenue, including the related shipping, installation and activation services, when collectibility is probable and the equipment and related services are provided to the customer.  When the equipment is not deemed to be interoperable (i.e., it can only be used by a customer to acquire our services), the equipment revenue, including the related shipping and activation fees, and related cost are deferred and recognized over the shorter of the life of the equipment or the estimated life of the subscriber relationship.  In these situations, the Company allocates amounts to the device and subscriber categories based on the relative fair values.  When the Company sells hardware and software, and the hardware is considered essential to the functionality of the software, the Company accounts for the two elements as one unit of accounting.  In reporting revenues, the Company allocates amounts between software and device revenue based on their relative fair values.

iv.) Revenue from multiple element arrangements

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

v.) Revenue from discontinued operations

The results of operations of the Company’s EMS segment have been classified as discontinued operations in the accompanying consolidated financial statements.  The Company derives revenue in its EMS segment from four primary sources.  Subscriber revenue is generally recognized ratably over the term of the customer agreement, typically one year.  Engineering services revenues on time and materials contracts are recognized as the services are provided.  Revenue on fixed-fee engineering services contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs.  Software and related services revenues are recognized in accordance with SOP 97-2.  The Company recognizes software revenue when the license agreement is signed, the license fee is fixed and determinable, delivery of the software has occurred, and collectibility of the fees is considered probable.  Device revenue is generally recognized upon delivery.

(d) COST OF REVENUES

Cost of subscriber revenue consists primarily of airtime costs and excludes certain costs of customer fulfillment and customer care.  When the subscribers’ monthly fee includes the use of a wireless device, the Company depreciates the cost of the device over its expected useful life or the expected term of the customer relationship.  Cost of software and related services revenue consists of third party royalties and personnel costs related to the cost of maintenance, customization, consulting and support.  Cost of device sales consists primarily of the cost of the device.  When the service is considered essential to the functionality of the device, the cost of the device is expensed over the shorter of the expected life of the customer relationship or the life of the equipment.  Cost of device sales for the Mobile Government segment is generally on a percentage of completion basis.

(e) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents consisted of the following:

	DECEMBER 31, 2002	DECEMBER 31, 2003
Cash	$12,097	$10,420
Money market accounts	43,053	11,098
Certificates of deposit	1,077	4,704
Total	$56,227	$26,222

(f) RESTRICTED CASH

Restricted cash includes the portion of the Company’s certificates of deposit that are secured by outstanding letters of credit and escrow accounts established to secure certain of the Company’s government contracts.  At December 31, 2003, the Company had $11.5 million of certificates of deposit, which were restricted by letters of credit.  In addition, $2.0 million was in an escrow available to Lockheed Martin in the event of non-payment of liabilities for work performed on the Pennsylvania State Police contract.  At December 31, 2002, the Company had $8.9 million of certificates of deposit, which were restricted by letters of credit.

(g) INVESTMENTS AVAILABLE FOR SALE

Investments available for sale consist of highly liquid investments in United States Government Agency-sponsored securities with original maturities greater than one year.  As of December 31, 2002, management had classified these investments as current assets, based on its intention to liquidate such investments within a twelve month period to fund debt repurchases or for other strategic alternatives.  As of December 31, 2003, investments available for sale totaling approximately $220.8 million have been classified as non-current assets.  The Company carries such investments at fair value.  Unrealized gains (losses) are excluded from earnings (loss) and are reported as a separate component of other comprehensive income (loss) until realized.  Realized gains and losses from the sale of these investments are determined on a specific identification basis.

As of December 31, 2002, investments available for sale consists of (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

U.S. Government Agency-sponsored securities	$254,449	$1,376	$—	$255,825

Maturities of debt securities classified as available for sale were as follows at December 31, 2002 (in thousands):

	Amortized Cost	Fair Value

Due within one year	$33,761	$34,039
Due after one year through five years	220,688	221,786
	$254,449	$255,825

As of December 31, 2003, investments available for sale consists of (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

U.S. Government Agency-sponsored securities	$221,093	$347	$591	$220,849

Maturities of debt securities classified as available for sale were as follows at December 31, 2003 (in thousands):

	Amortized Cost	Fair Value

Due after one year through five years	$221,093	$220,849

(h) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, which include cash equivalents, investments available for sale, accounts receivable, restricted cash, accounts payable, accrued expenses and notes payable (excluding the Company’s 6% convertible subordinated notes due 2005) approximate their fair value due to the relatively short duration of the instruments.

The fair value of the Company’s 6% convertible subordinated notes due 2005 at December 31, 2002 and 2003 was $119.3 million and $153.5 million, respectively, based on quoted market prices, as compared to the carrying value of the Notes of $154.9 million at December 31, 2002 and 2003.

(i) CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash, cash equivalents, investments available for sale, trade receivables, and lease receivables.

The Company invests cash not immediately needed for operations in money market securities and high-grade U.S. Government Agency-sponsored securities.  The Company’s investments available for sale include commercial paper issued by financial institutions and other companies with high credit ratings, securities issued or sponsored by U.S. Government Agencies and money market securities.  The amounts invested generally exceed the F.D.I.C. limits.  These securities do not carry the full faith and credit of the U.S. Treasury.  The Company has not experienced any material losses in its cash and cash equivalents or investments available for sale and believes it is not exposed to any significant credit risk on these amounts.

Trade accounts receivable and short and long term lease receivables subject the Company to the potential for credit risk.  The Company extends credit to customers on an unsecured basis in the normal course of business (lease receivables are secured by the leased hardware).  A portion of the Company’s customer base includes small companies with limited resources and cash flow.  The Company’s policy is to perform an analysis of the recoverability of its trade accounts receivable at the end of each reporting period and to establish allowances for those accounts considered uncollectible.  The Company analyzes historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  As a result, the Company recorded bad debt expense from continuing operations of $2.8 million, $2.5 million and $170,000 during the years ended December 31, 2001, 2002 and 2003, respectively.

(j) NET INVESTMENT IN SALES-TYPE LEASES

The Company leases devices to certain of its customers and accounts for these transactions as sales-type leases.  The Company records its gross investment in the sales-type leases at the present value of the minimum lease payments.  There is no unguaranteed residual value associated with the leased devices.  The receivables generally have terms of five years and are collateralized by a security interest in the related equipment.  The Company records revenue on these leased devices as the ongoing service is provided over the shorter of the life of the equipment or the estimated life of the customer relationship.

(k) INVENTORY

Inventory, net of allowance for obsolete and slow-moving inventory, consists of finished goods such as MobileMax™  units, network hardware and accessories and is stated at the lower of cost or market.  Cost is determined using a standard costing method, which approximates the first-in, first-out method.  There are a limited number of suppliers of the Company’s inventory.

(l) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.  The costs of leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

(m) INVESTMENTS

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

(n) DERIVATIVES

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

(o) GOODWILL

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

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption.  To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002.  The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002.  To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired.  The second step was required for all three reporting units.  In this step, the Company compared the implied fair value of each reporting units goodwill with the carrying amount of the reporting units goodwill, both of which were measured as of the date of adoption.  The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”.  The residual fair value after this allocation was the implied fair value of the reporting unit goodwill.  As a result of this evaluation, the Company recorded an impairment charge of $33.9 million relating to continuing operations, which was recorded as cumulative effect of change in accounting principle in the accompanying consolidated statements of operations.  Of this charge, $32.0 million and $1.9 million was in the Company’s Mobile Government and Transportation segments, respectively.  An additional $95.4 million was recorded as an impairment charge with respect to the Company’s discontinued operations.

SFAS No. 142 also requires that the Company repeat the two-step impairment analysis each year, beginning with a recurring annual measurement date chosen by the Company in 2002.  The Company chose September 30, 2002 to be 2002’s measurement date, and will continue to perform annual impairment reviews on this date.  The September 30, 2002 review resulted in an additional impairment charge of $20.8 million relating to continuing operations, which was recorded as impairment of intangibles and other assets in the accompanying consolidated statements of operations.  Of this charge, $3.1 million and $17.7 million was in the Company’s Mobile Government and Transportation segments, respectively.  An additional $6.0 million was recorded as an impairment charge with respect to the Company’s discontinued operations.

The Company performed this analysis again in September 2003 and determined that there was no further impairment of goodwill.

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

The following table shows what net loss from continuing operations would have been exclusive of amortization expense recognized related to goodwill and assembled workforce (both of which are no longer amortized under the provisions of SFAS No. 142):

(amounts in thousands except per share data)	Year Ended December 31, 2001
Net loss from continuing operations before cumulative effect of change in accounting principle	$(375,112)
Add back:
Amortization of goodwill	20,401
Amortization of assembled work force	3,443
Adjusted net loss from continuing operations before cumulative effect of change in accounting principle	$(351,268)

Per share amounts
Adjusted net loss per share – basic and diluted from continuing operations before cumulative effect of change in accounting principle	$(8.62)

Weighted average shares outstanding	40,732

The above table does not consider the effects of recording any additional impairments of goodwill that may have been required as a result of the non amortization of goodwill approach prescribed by SFAS No. 142.

(p) INTANGIBLES AND RECOVERY OF LONG-LIVED ASSETS

Identifiable intangible assets consist of completed technology, trademarks, and acquired subscribers and are amortized on a straight-line basis over five to seven years.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” provides a single accounting model for long-lived assets to be disposed of SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.  The Company adopted SFAS No. 144 on January 1, 2002.

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

During 2002 and 2003, the Company assessed the fair value of certain of its long-lived assets, including software, computer equipment, other tangible assets and identifiable intangible assets obtained in connection with acquisitions.  This assessment resulted in impairment charges of $12.8 million and $2.0 million in 2002 and 2003, respectively.  These charges are recorded in impairment of intangibles and other assets in the accompanying consolidated statements of operations.  The Company, with the assistance of third party appraisers, determined the fair value of these assets based on a combination of quoted market prices and a cost approach methodology.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

(q) STOCK OPTIONS AND WARRANTS

The Company accounts for equity-based employee compensation arrangements in accordance with the provisions of Accounting Principle Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FIN 44. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.  SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.  The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	Year Ended December 31,
	2001	2002	2003
Net loss from continuing operations before cumulative effect of change in accounting principle, as reported	$(375,112)	$(65,693)	$(35,797)
Add stock-based employee compensation expense included in reported net loss from continuing operations before cumulative effect of change in accounting principle	4,689	3,132	1,315
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	(56,786)	(42,497)	(18,013)

Pro forma net loss from continuing operations before cumulative effect of change in accounting principle	$(427,209)	$(105,058)	$(52,495)

Pro forma net loss per share from continuing operations before cumulative effect of change in accounting principle	$(10.49)	(2.49)	(1.23)

Weighted average shares outstanding	40,732	42,117	42,616

(r) RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

(s) ADVERTISING EXPENSE

Advertising costs are expensed as incurred. Production costs for advertising are expensed the first time the related advertisement takes place.  Advertising expense from continuing operations was approximately $2.0 million, $1.0 million and $1.3 million for the years ended December 31, 2001, 2002 and 2003 respectively.

(t) INCOME TAXES

The Company recognizes income taxes using the asset and liability method, in accordance with SFAS No. 109.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a tax rate change on deferred tax assets and liabilities is recognized as income in the period that includes the enactment date.

(u) USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates are used in accounting for, among other things, long-term contracts, allowances for uncollectible receivables, inventory obsolescence, recoverability of goodwill, long-lived assets and investments, depreciation and amortization, employee benefits, restructuring accruals, taxes and contingencies.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

(v) OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income, as defined, includes changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources.  Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income.

For the years ended December 31, 2001, 2002 and 2003, other comprehensive income (loss) consists of unrealized gains (losses) on investments available for sale and foreign currency translation adjustments.

(w) EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share,” and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  As the Company has had a net loss in each of the periods presented, basic and diluted net loss per share are the same.  Options and warrants to purchase 6.2 million, 7.1 million and 5.0 million shares of the Company’s common stock during 2001, 2002 and 2003, respectively, have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

(3) DISCONTINUED OPERATIONS

On January 13, 2004, Aether completed the sale of its EMS segment to TeleCommunication Systems, Inc. (“TCS”). Pursuant to the purchase agreement, as amended, Aether received $19 million for EMS, consisting of $18 million in cash and a note in the principal amount of $1 million due in August 2004.  Aether also received 204,020 shares of TCS Class A common stock valued as of closing at approximately $1 million.  The total consideration is subject to adjustment following a post-closing review of the working capital of the EMS division.

The summary of operating results from discontinued operations is as follows:

	YEAR ENDED DECEMBER 31,
	2001	2002	2003
Net sales	$72,549	$57,212	$53,403
Restructuring charges	(43,236)	(36,041)	(5,785)
Impairment of intangibles and other assets	(1,042,467)	(35,879)	(629)
Net loss from discontinued operations, net of tax expense (benefit) of ($10.7 million), $83,000 and $75,000, for 2001, 2002 and 2003, respectively	$(1,285,547)	$(225,853)	$(13,655)

The Company does not allocate any interest income or expense to its segments.

The EMS segment generated $11.4 million, $1.6 million and $800,000 of revenue from related parties in 2001, 2002 and 2003, respectively.  The related parties consisted of companies in which Aether had made an equity investment.

Assets and liabilities of discontinued operations consisted of the following:

	DECEMBER 31,
	2002	2003
Cash and cash equivalents	$3,442	$1,882
Accounts receivable, net	8,838	7,947
Inventory, net	3,667	886
Property and equipment, net	10,011	1,652
Other assets	522	1,852
Net assets from discontinued operations	$26,480	$14,219

Accounts payable and accrued expenses	$11,951	$6,756
Deferred revenue	3,596	2,914
Other liabilities	147	17
Net liabilities of discontinued operations	$15,694	$9,687

(4) ACQUISITIONS

(a)          ALLOCATION OF PURCHASE PRICE

On March 15, 2002, the Company acquired certain assets and licenses from @Track.  @Track is a provider of wireless-based vehicle fleet management and intelligent mobile-asset-tracking solutions.  The purchase consideration (excluding approximately $800,000 of purchase related expenses) was $15.0 million consisting of $3.0 million in cash and a $12.0 million note payable.  The note was interest bearing at 5.75% and was paid in equal monthly cash installments from May 2002 through July 2002.  This acquisition has been accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date.  The allocation of the purchase price for this acquisition, which was determined based on a third party appraisal, is summarized as follows:

2002
(AMOUNTS IN THOUSANDS)
Current assets	$1,153
Property and equipment	636
Identifiable intangibles	2,815
Goodwill	11,196
Total consideration	$15,800

(b) PRO-FORMA RESULTS

The following summary, prepared on a pro forma basis, presents the results of the Company’s operations (unaudited) as if the @Track asset purchase had been completed as of January 1, 2002:

(IN THOUSANDS, EXCEPT PER SHARE DATA)	Year Ended December 31, 2002
(UNAUDITED)
Revenue	$65,620
Net loss from continuing operations before cumulative effect of change in accounting principle	$(64,811)

Net loss per share — basic and diluted from continuing operations before cumulative effect of change in accounting principle	$(1.54)

The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the @Track asset purchase had taken place as of January 1, 2002, nor are they a projection of the Company’s results of operations for any future period.

(c) 2000 AND PRIOR ACQUISITIONS

Through December 31, 2001, the Company recorded approximately $204.3 million in goodwill and other intangibles in continuing operations related to its acquisitions and $1.5 billion in goodwill and other intangible assets relating to its discontinued operations.  During 2001, the Company performed on-going analysis of the recoverability of its goodwill and other intangibles and the value of its investments in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of.”  Based on quantitative and qualitative measures, the Company assessed the need to record impairment losses on long-lived assets used in operations when impairment indicators were present.

Based on a variety of indicators, the Company determined during 2001 that the goodwill and other intangibles from its acquisitions may have become impaired. In accordance with SFAS No. 121, the Company performed undiscounted cash flow analyses of its acquisitions to determine whether any impairment existed. When the undiscounted cash flows were less than the carrying value of the related assets, the Company determined a range of fair values using a combination of valuation methodologies including i.) discounted cash flow analysis, which is based upon converting expected future cash flows to present value, ii.) changes in market value since the date of acquisition relative to other companies and indexes.

As a result of this review, the Company determined that the carrying value of goodwill and certain other intangible assets related to its acquisitions were not fully recoverable.  Accordingly, during 2001, the Company recorded impairment charges in continuing operations of approximately $76.5 million, which represents the difference between the carrying value and fair value of the goodwill and other intangible assets.  Also during 2001, the Company recorded impairment charges in discontinued operations of approximately $1.042 billion, which represents the difference between the carrying value and fair value of the goodwill and other intangible assets.

See Note 2 to the consolidated financial statements above for a discussion of more recent impairments in 2002 and 2003 under SFAS No. 142 and SFAS No. 144.

(d) ACQUIRED INTANGIBLES

All of the Company’s identifiable intangibles are being amortized between five and seven years and goodwill was being amortized between three and seven years. On January 1, 2002 the Company discontinued the amortization of goodwill due to its implementation of SFAS No. 142.

Intangible assets consists of the following (amounts in thousands):

	ESTIMATED USEFUL LIVES	DECEMBER 31, 2002	DECEMBER 31, 2003
Completed technology	5 Years	$15,959	$18,254
Trademarks	5 – 7 Years	1,000	1,000
Acquired subscribers	5 Years	2,195	2,195
Total intangible assets		19,154	21,449
Less accumulated amortization		(3,300)	(9,278)

Intangible assets net of accumulated amortization		$15,854	$12,171

Goodwill		$25,369	$25,369

In April 2003, the Company purchased intellectual property relating to the design and manufacturing of certain hardware used in the Company’s Transportation segment.  The purchase consideration was $2.3 million, which has been recorded as intangible assets in the accompanying consolidated balance sheets.

The Company expects to record approximately $6.1 million in 2004, $4.0 million in 2005, $1.2 million in 2006, $739,000 in 2007 and $134,000 in 2008 in amortization expense on currently held identifiable intangibles.

(5) ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

(IN THOUSANDS)	December 31, 2002	December 31, 2003
Billed	$14,524	$12,668
Unbilled	4,048	4,998
Allowance for doubtful accounts	(4,644)	(2,652)
Total Accounts Receivable	$13,928	$15,014

The Company believes substantially all unbilled accounts receivable included above will be billed within the next twelve months.  As of December 31, 2003, the Company has unbilled accounts receivable of approximately $1.8 million relating to a long-term contract as of December 31, 2003.  This amount will not be billed in the next twelve months and is included in other non-current assets.

(6) INVESTMENTS IN SALES-TYPE LEASES

Future minimum lease payments to the Company under noncancelable sales-type leases follows:

Sales-type leases

Year ending December 31:
2004	$3,800
2005	3,699
2006	3,491
2007	2,316
2008	822

Total minimum lease payments	$14,128

Less amount representing interest (at 11.71%)	2,727

Present value of net minimum sales-type lease payments	$11,401

Less current installments of investments in sales-type leases	2,636

Investments in sales-type leases, excluding current installments	$8,765

(7) PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	ESTIMATED USEFUL LIVES
		DECEMBER 31,
		2002	2003
Furniture and fixtures	7 Years	$1,033	$929
Computer and equipment	3 – 5 Years	3,733	8,187
Software	3 Years	4,354	4,508
Leasehold improvements	Term of Lease	3,022	1,980
Total property and equipment		$12,142	$15,604
Less accumulated depreciation		(2,852)	(6,269)
Property and equipment net of accumulated depreciation		$9,290	$9,335

In June 2003, the Company disposed of its corporate jet, which was classified as an asset held for sale at December 31, 2002.  In connection with this disposal, the Company recorded a loss on disposal of assets of approximately $838,000.  This loss was offset by gains on the disposal of other assets of approximately $94,000.

In August 2003, the Company disposed of the Arizona Network Operations Center, which asset is recorded in discontinued operations in the accompanying consolidated financial statements as of December 31, 2002.  As a result of this sale, the Company received cash proceeds of $1.4 million.  A loss on disposal of these assets of approximately $272,000 was recorded and is included in discontinued operations in the accompanying consolidated financial statements.

(8) INVESTMENTS

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

During 2001, the Company recorded a net charge of $143.4 million, which included $136.7 million in impairment charges related to its investments.  The remainder of the net charge related to net gains (losses) from the sales of investments, and changes in the fair value of warrants.  During 2002, the Company recorded a net charge of $14.4 million, which included $14.1 million in impairment charges related to its investments.  The remainder of the charge related to net gains (losses) from the sales of investments, and changes in the fair value of warrants.  During 2003, the Company recorded gains of $587,000 primarily due to the sale of investments.

(9) RESTRUCTURING CHARGES

During 2001, the Company had restructuring charges from continuing operations totaling $1.8 million.  The Company implemented an expense reduction plan as part of the Company’s integration strategy focused on improving operational efficiencies and the implementation of other measures intended to reduce planned expenses.  These efforts resulted in the consolidation of excess facilities and a reduction in the Company’s work force.  The charges related mainly to workforce reductions of 109 positions and the closing or consolidation of two facilities. Employee separation benefits under the restructuring plan include severance, medical, and other benefits.  Facility closure costs included expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.

During 2002, the Company continued its expense reduction plan focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses.  These efforts resulted in the elimination of positions.  As a result of this restructuring plan, the Company recorded charges to earnings from continuing operations during 2002 of $1.7 million.  The charges related mainly to workforce reductions of 117 positions.

On January 1, 2003, the Company adopted SFAS No. 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value. The Company recorded charges to earnings from continuing operations during 2003 of approximately $372,000.  The charges related mainly to workforce reductions of 14 positions. Employee separation benefits under the restructuring plan include severance, medical, and other benefits. As of December 31, 2003, the accrued liability related to all restructuring activities was $1.5 million, the majority of which related to outstanding lease obligations.

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

A rollforward of the restructuring accrual is as follows:

	Employee Separation Benefits	Facility Closure Costs and Other	Total
2001 Restructuring:
Charges	$1,729	$41	$1,770
Adjustments	—	—	—
Net charge and adjustments to discontinued operations	8,499	34,737	43,236
Total restructuring charge for period ending December 31, 2001	$10,228	$34,778	$45,006
Reclassifications from acquisition accounts	—	1,643	1,643
Cash payments	(8,626)	(10,206)	(18,832)
Restructuring liability as of December 31, 2001	$1,602	$26,215	$27,817

2002 Restructuring:
Charges	$1,436	$87	$1,523
Adjustments	—	180	180
Net charge and adjustments to discontinued operations	4,166	31,875	36,041
Total restructuring charge for period ending December 31, 2002	$5,602	$32,142	$37,744
Reclassification from other accruals	—	774	774
Non-cash charges	—	(4,619)	(4,619)
Cash payments	(6,781)	(22,483)	(29,264)
Restructuring liability as of December 31, 2002	$423	$32,029	$32,452

2003 Restructuring:
Charges	$468	$175	$643
Adjustments	—	(271)	(271)
Net charge and adjustments to discontinued operations	967	4,818	5,785
Total restructuring charge for period ending December 31, 2003	$1,435	$4,722	$6,157
Cash payments	(1,458)	(35,674)	(37,132)
Restructuring liability as of December 31, 2003	$400	$1,077	$1,477

(10) RELATED PARTY TRANSACTIONS

(a)AOL

The Company entered into a series of agreements (the “Agreements”) with America Online, Inc. (“AOL”) in November 2001.  The agreements included a product development and licensing agreement, a media agreement, and a common stock purchase agreement.  On November 4, 2002, the Company, AOL and AOL Time Warner Inc. (“AOLTW” and, collectively with AOL, the “AOL Parties”) entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) pursuant to which the Company and the AOL Parties agreed to terminate all of the Agreements with the exception of a Stock Purchase Agreement.  The Stock Purchase Agreement will remain in effect to govern the 737,790 shares of the Company’s stock purchased by AOL on December 3, 2001 but was modified by the Settlement Agreement so as not to require future investment in the Company by AOL. In connection with the termination of the other Agreements, the Settlement Agreement also provides for the release to the Company of approximately $5.3 million that the Company had previously deposited in an escrow account under the terms of the Agreements.  The parties have agreed that no other amounts are due or owing to any party.  Pursuant to this settlement the Company took a charge of approximately $6.5 million to write off certain AOL related intangible assets.  Such amount has been recorded in discontinued operations for the year ended December 31, 2002.  In addition, the Company paid AOL $4.6 million for advertising services in 2002, which is included in net loss from discontinued operations.

(b) ADDITIONAL RELATED PARTY INFORMATION

The Company receives benefit coordination services from Huber Oros, which is considered a related party because an owner of Huber Oros is related to a member of the Company’s senior management.  For the years ended December 31, 2001, 2002 and 2003, expenses related to Huber Oros were approximately $377,000, $169,000 and $107,000, respectively.  As of December 31, 2002 and 2003 there were no outstanding payables due to Huber Oros.

The Company also receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at that firm is a member of the Company’s Board of Directors.  For the year ended December 31, 2003, expenses related to Kirkland & Ellis LLP were approximately $1.4 million.  The Company did not receive legal services from this firm prior to 2003.  As of December 31, 2003, the Company had outstanding payables of approximately $805,000 due to Kirkland & Ellis LLP.

During 2001, the Company received advisory services from Deutsche Bank Alex Brown (DBAB) and Friedman, Billings, Ramsey & Co., Inc. (FBR).  These service providers were considered related parties during 2001 because, at that time, they were stockholders of the Company.  Expenses related to DBAB and FBR during 2001 were approximately $1.2 million and $77,000, respectively.

The EMS segment received data feeds from Reuters during 2001, 2002 and 2003.  Reuters was considered a related party during 2001 and 2002 because they were a part owner of EMS’s international operation, Sila.  During 2001 and 2002, expenses related to Reuters were approximately $347,000 and $587,000, respectively.  As of December 31, 2002 and 2003, the Company had outstanding payables due to Reuters of $1.2 million and $67,000, respectively.

The related party expenses for the EMS segment have been included in discontinued operations in the accompanying consolidated financial statements.

 (11) DEBT

On March 17, 2000, the Company completed an offering for the sale of an aggregate $310.5 million of 6% convertible subordinated notes (the Notes) due in 2005.  The net proceeds after deduction of underwriting discounts and offering expenses were approximately $300.6 million.  The underwriting discounts and expenses of the Notes offering of $10.2 million have been included in other assets as deferred financing fees.  The Notes are convertible, at the option of the holder, at any time prior to maturity, into shares of common stock of Aether at a conversion price of $243.95 per share, which is equal to a conversion rate of 4.0992 shares per $1,000 principal amount of notes, subject to adjustment.

In April of 2002, the FASB issued SFAS No. 145, “ Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds FASB No. 4 and 64 in relation to reporting gains and losses from extinguishment of debt.  The Statement amends SFAS No. 4 and 64 and requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Opinion 30.  Applying the provisions of Opinion 30 will differentiate between normal recurring operations of a company and transactions that are unusual or infrequent in nature.    During 2001 and 2002, the Company bought back $20.0 million and $135.6 million of outstanding Notes and recognized gains of $7.7 million and $42.8 million, respectively on the early extinguishment of debt.  The Company did not repurchase Notes in 2003.

Notes payable at December 31, 2002 and 2003 consists of $154.9 million of the Notes due in March 2005.

(12) INCOME TAXES

The Company has provided no current income taxes due to the losses incurred in all periods.    The income tax benefit for 2002  primarily relates to refunds received from the carryback of federal net operating losses to prior tax years.

A reconciliation of the statutory Federal income tax rate and the effective income tax rate for continuing operations for the year ended December 31, 2001, 2002 and 2003 follows:

	2001	2002	2003
Statutory Federal income tax rate	(35.0)%	(35.0)%	(35.0)%
Effect of:
Nondeductible goodwill amortization/impairment	7.6	15.9	0.0[0]
Other	0.6	(1.9)	(4.4)
Valuation allowance	26.8	20.1	39.4
Effective income tax rate	0.0%	(0.9)%	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2003, are presented below (amounts in thousands):

	DECEMBER 31, 2002	DECEMBER 31, 2003
Deferred tax assets:
Net operating loss carryforwards	$268,011	$303,181
Investments	39,965	35,713
Capital loss carryforwards	31,612	35,217
Stock related compensation	6,535	7,167
Allowance for doubtful accounts	3,180	8,544
Accrued compensation	2,037	662
Reserves and other	22,935	12,914
Depreciation and amortization	6,574	5,213
Intangibles	23,781	22,896
Tax credit carryforwards	5,946	6,832
Gross deferred tax assets	$410,576	$438,339
Valuation allowance for deferred tax assets	(410,576)	(438,339)
Net deferred tax assets	$—	$—

The net change in the valuation allowance for deferred tax assets was an increase of $78.9 million in 2002 and $27.8 million in 2003.  The increase in 2002 and 2003 consists of an increase related to losses from continuing and discontinued operations.

In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projected future taxable income over the periods in which the deferred tax assets are deductible, management has determined that a valuation allowance of $410.6 million and $438.3 million is required as of December 31, 2002 and 2003, respectively.

As of December 31, 2003, the Company had Federal and State net operating loss carryforwards of approximately $722.5 million that expire between 2012 and 2023.  In addition, the Company has capital loss carryforwards of approximately $100.6 million that expire between 2006 and 2008.  As a result of changes in common stock ownership, the future realization of net operating loss carryforwards, capital loss carryforwards and certain other tax credits may be limited.

(13) PENSION PLANS

The Company has two defined contribution plans under Section 401(k) of the Internal Revenue Code that provide for voluntary employee contributions of 1 to 15 percent of compensation for substantially all employees.  The Company contributed $1.3 million, $691,000 and $543,000 to the plans for the years ended December 31, 2001, 2002 and 2003, respectively related to continuing operations.

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

The per share weighted-average value of options granted by the Company during 2001, 2002 and 2003 was $7.11, $2.22 and $2.11, respectively, on the date of grant using the Black-Scholes option-pricing model.  The 2001 calculation used an expected option life of four years and volatility of 70 percent.  The amounts calculated for 2002 and 2003 were based on an expected option life of five years and volatility of 70 percent.  In addition, the calculations assumed a risk-free interest rate of 3.70 percent to 4.71 percent in 2001, 4.95 percent to 5.09 percent in 2002 and 2.46 percent to 3.25 percent in 2003.  A summary of the stock option activity is as follows:

	2001		2002		2003
(In Thousands, except per share amounts)	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE (PER SHARE)	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE (PER SHARE)	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE (PER SHARE)

Stock options outstanding at beginning of year	6,957	$64.61	6,251	$19.22	7,079	$9.92

Granted	3,825	12.72	3,848	3.01	203	2.11

Exercised	(529)	2.47	(481)	1.31	(687)	1.64

Canceled	(4,002)	92.83	(2,539)	19.57	(1,547)	17.82
Outstanding at end of year	6,251	$19.22	7,079	$9.92	5,048	$8.33

Stock options exercisable at year-end	2,336	$9.31	2,282	$11.44	2,691	$9.78

The following table summarizes information about stock options at December 31, 2003:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER AT DECEMBER 31, 2003	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED- AVERAGE EXERCISE PRICE (PER SHARE)	NUMBER AT DECEMBER 31, 2003	WEIGHTED- AVERAGE EXERCISE PRICE (PER SHARE)
	(IN THOUSANDS)	(IN YEARS)		(IN THOUSANDS)
Restricted Stock	367	5.6	$—	—	$—
$ 0.24—$1.60	984	4.5	1.50	988	1.50
$ 1.61—$4.80	2,156	6.4	3.37	784	3.41
$ 4.81—$8.53	243	4.1	6.94	123	7.47
$ 8.54—$34.75	1,016	5.4	11.47	583	11.10
$ 34.76—$75.38	245	6.1	65.76	186	64.59
$ 75.39—$92.00	20	3.0	81.76	14	81.76
$ 92.01—$235.00	17	3.1	126.55	13	126.37
	5,048	5.6	$8.33	2,691	$9.78

As a result of the sale of the EMS segment, certain employees transferred to EMS will have 90 days to exercise 582,703 options with a weighted average exercise price of $12.67 per share.

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

(b) CONTRACTUAL COMMITMENTS

For fiscal year 2003, the Company has contractual commitments of approximately $8.0 million primarily relating to Motient and Minor Planet airtime purchase commitments.  These are the only terrestrial airtime suppliers of the Company’s Transportation segment.

(c) LEASES

The Company is obligated under noncancelable operating leases for office space that expire at various dates through 2010.  Future minimum lease payments under noncancelable operating leases are approximately as follows: (in thousands)

YEAR ENDING DECEMBER 31,
Gross Commitments

2004	$4,236
2005	1,722
2006	1,409
2007	1,401
2008	1,000
Thereafter	—
Total minimum lease payments	$9,768

Rent expense from continuing operations under operating leases was approximately $5.2 million, $3.0 million, and $3.0 million for the years ended December 31, 2001, 2002 and 2003, respectively.  Facilities representing approximately $1.2 million of the Company’s minimum lease payments have been subleased or are available for sublease.  There can be no assurance that the Company will successfully sublease these facilities.  Included in the lease commitments above are approximately $824,000 related to facility leases that were transferred to discontinued operations in January 2003.

(d) GUARANTEES AND WARRANTY RESERVE

In November of 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Interpretation No. 45 discusses the necessary disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued.  It also discusses that the guarantor must recognize a liability, at fair value, at the inception of the guarantee for the obligation incurred in issuing the guarantee.  The disclosure requirements are effective for 2002.  The reporting requirements are effective on a prospective basis for guarantees issued after December 31, 2002.

The Company has certain guarantees requiring disclosure under FIN 45 as follows:

•                  The Company has guaranteed the payment of sublease rentals to our Landlord on several properties the Company sublet.  The maximum guarantee on these properties is $1.1 million.

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

The following table provides the changes in the Company’s product warranties:

	2002	2003
Warranty liability balance at beginning of year	$1,943	$788
Liabilities accrued for warranties issued during the period	493	944
Changes in liability for warranties during the period, including claims paid and expirations	(1,648)	(885)
Warranty liability balance at end of year	$788	$847

(16) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	QUARTER ENDED MARCH 31, 2003	QUARTER ENDED JUNE 30, 2003	QUARTER ENDED SEPTEMBER 30, 2003	QUARTER ENDED DECEMBER 31, 2003

Revenue	$14,856	$14,465	$13,691	$12,538
Gross profit	7,490	8,135	6,980	5,905
Net loss from continuing operations	(9,323)	(10,196)	(6,224)	(10,054)
Net loss from discontinued operations	(3,117)	(4,520)	(3,685)	(2,333)
Net loss	$(12,440)	$(14,716)	$(9,909)	$(12,387)
Net loss from continuing operations per common share — basic and diluted	$(0.22)	$(0.24)	$(0.15)	$(0.23)
Net loss from discontinued operations per common share — basic and diluted	(0.07)	(0.11)	(0.08)	(0.06)
Net loss per common share – basic and diluted	$(0.29)	$(0.35)	$(0.23)	$(0.29)
Weighted average shares outstanding – basic and diluted	42,271	42,538	42,762	42,883

	QUARTER ENDED MARCH 31, 2002	QUARTER ENDED JUNE 30, 2002	QUARTER ENDED SEPTEMBER 30, 2002	QUARTER ENDED DECEMBER 31, 2002

Revenue	$9,708	$16,891	$16,833	$15,889
Gross profit	4,538	8,934	8,036	8,376
Net income (loss) from continuing operations before cumulative effect of change in accounting principle	(22,023)	870	(45,875)	1,335
Net loss from discontinued operations	(33,611)	(20,325)	(146,461)	(25,456)
Cumulative effect of change in accounting principle	—	—	(33,876)	—
Net loss	$(55,634)	$(19,455)	$(226,212)	$(24,121)
Net income (loss) from continuing operations before cumulative effect of change in accounting principle per common share — basic and diluted	$(0.52)	$0.02	$(1.09)	$0.03
Net loss from discontinued operations per common share — basic and diluted	(0.80)	(0.48)	(3.48)	(0.60)
Cumulative effect of change in accounting principle per share	(0.81)	—	—	—
Net loss per common share — basic and diluted	$(2.23)	$(0.46)	$(4.57)	$(0.57)
Weighted average shares outstanding - basic and diluted	41,993	42,156	42,097	42,220

(17) SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information established standards for reporting information about the operating segments in interim and annual financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. The Company’s chief operating decision-making group is Executive Management, which comprises the Chief Executive Officer and the senior vice presidents of the Company. The operating segments are managed separately because each operating segment represents a strategic business unit that offers distinct services.

The Company’s business consists of two operating segments:  Transportation and Mobile Government.

Transportation

The Transportation segment provides mobile and wireless solutions to the transportation industry.  The Company’s customers are primarily the owners and operators of truck and other vehicle fleets, including US Xpress Enterprises, Inc., TRL Inc. and Contract Freighters, Inc.  The Company’s products offer wireless data and asset tracking and vehicle positioning features.  The Company’s customers use these products to monitor the location, movement and status of their vehicles.  The products enable them to reduce trailer to tractor ratios and improve their operational efficiency.

Mobile Government

In the Mobile Government segment, the Company provides wireless data solutions for use by public safety organizations, primarily state and local police, fire and rescue and emergency medical services organizations.  The Company’s public safety solutions are integrated into 50 different state databases, as well as local and federal databases.  The Company’s products deliver real-time information in seconds, without the need for human dispatchers or other resources.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

Year ended December 31, 2002	Mobile Government	Transportation	Corporate & Other	Total
Revenue	$20,490	$38,831	$—	$59,321
Gross profit	13,534	16,350	—	29,884
Depreciation and amortization	3,470	3,314	6,319	13,103
Net loss	$(43,981)	$(34,845)	$(20,743)	$(99,569)

Total assets from continuing operations	$28,373	$79,097	$339,459	$446,929

Year ended December 31, 2003	Mobile Government	Transportation	Corporate & Other	Total
Revenue	$20,934	$34,616	$—	$55,550
Gross profit	15,114	13,396	—	28,510
Depreciation and amortization	2,886	4,428	2,672	9,986
Net income (loss)	$533	$(10,634)	$(25,696)	$(35,797)

Total assets from continuing operations	$27,939	$85,475	$270,472	$383,886

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(AMOUNTS IN THOUSANDS)

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF YEAR
2001
Allowance for doubtful accounts	$3,646	$2,829	$979	$3,862	$3,592
2002
Allowance for doubtful accounts	$3,592	$2,497	$202	$1,647	$4,644
2003
Allowance for doubtful accounts	$4,644	$170	$(73)	$2,089	$2,652

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS & PROCEDURES

We maintain a set of disclosure controls and procedures and internal control over financial reporting designed to provide us with reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and disclosed in our filings within the time periods specified by the rules and regulations of the SEC.  Our management does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud, as any control system is inherently limited by various factors and can provide only reasonable, and not absolute, assurance that the system’s goals will be achieved.  Limitations of a control system can include faulty assumptions as to the likelihood of future events, errors in judgment or simple mistakes, resource and cost constraints, and inadequacies that develop over time because of changes in conditions and/or deterioration in compliance with policies and procedures. In view of these limitations, any evaluation of disclosure controls and procedures or internal control over financial reporting can provide only reasonable, and not absolute, assurance that control deficiencies and instances of fraud – if any – within the Company have been detected.

As of the end of the period covered by this annual report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Exchange Act.  Based upon our evaluation, our CEO and CFO concluded that as of the Evaluation Date, our disclosure controls and procedures are effective in bringing to their attention on a timely basis, material information relating to Aether required to be included in the Company’s SEC report and such information is recorded, processed, summarized and reported with the time periods specified in such forms and reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be included in Aether’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption Directors and Executive Officers which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2003, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will be included in Aether’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption Executive Compensation which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2003, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in Aether’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption Security Ownership of Certain Beneficial Owners and Management which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2003, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in Aether’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption Certain Relationships and Related Transactions which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2003, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in Aether’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption Principal Accounting Fees and Services which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2003, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements required by this item are included in the Report beginning on page 38.

All other schedules are omitted because they are not applicable or the required information is shown in the Audited Consolidated Financial Statements or the notes thereto.

EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

EXHIBIT INDEX

EXHIBIT NUMBER	DOCUMENT AND DESCRIPTION

2.1	Agreement of Merger, dated October 18, 1999, between Aether Systems LLC, and Aether Systems, Inc. (1)

2.2	Asset Purchase Agreement dated December 18, 2003 by and among Aether Systems, Inc, TeleCommunication Systems, Inc., TSYS Acquisition Corp. and TCS Limited, as amended (8)

3.1	Amended and Restated Certificate of Incorporation of Aether Systems, Inc. (as amended)(3)

3.2	Bylaws of Aether Systems, Inc.(1)

4.1	Specimen Certificate for Aether Systems Common Stock(1)

4.2	Form of Indenture for Convertible Debt(2)

10.1	Employment Agreement between Aether Technologies International, L.L.C. and David Oros dated July 7, 1999(1)

10.2	Employment Agreement between Aether Systems, Inc. and David C. Reymann dated June 8, 2001(5)

10.3	Aether Systems, Inc. 1999 Equity Incentive Plan as amended June 22, 2001

10.4	Aether Systems, Inc. Senior Bonus Plan effective as of September 29, 1999(1)

10.5	Aether Systems, Inc. Acquisitions Incentive Plan effective as of December 15, 2000(4)

10.6	Common Stock Purchase Agreement by and among Aether Systems, Inc. and America Online, Inc. dated as of November 5, 2001(9)

10.7	Terrestrial Network Reseller Agreement between Aether Systems, Inc. and Motient Communications Company dated as of November 29, 2000, as amended*

10.8	Private Network Satellite Service Agreement between Aether Systems, Inc. and Motient Services, Inc. dated as of November 29, 2000*

10.9	Land Earth Station Services Agreement between Aether Systems, Inc. and Motient Services, Inc. dated November 29, 2000*

10.10	Transition Services Agreement between Aether Systems, Inc. and Minor Planet Systems USA, Inc. (f/k/a @Track Communications) dated as of March 15, 2002 as amended*

10.11	Amendment to the Terrestrial Network Reseller Agreement and Private Network Satellite Services Agreement dated as of October 9, 2001*

10.12	Summary of agreement between Aether Systems, Inc. and Michael Mancuso confirmed as of October 22, 2002

10.13	Summary of agreement between Aether Systems, Inc. and Frank Briganti confirmed as of May 15, 2002

21.1	Subsidiaries of Aether Systems

23.1	Consent of KPMG LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley

32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes– Oxley Act of 2002 for David S. Oros and David C. Reymann (6)

* Certain portions of these documents have been omitted pursuant to a request for confidential treatment.  We have filed non-redacted copies of these agreements with the Securities and Exchange Commission.

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

(6) These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Annual Report on Form 10-K or as a separate disclosure document.

(7) Incorporated by reference to the Form 10-K filed with the Commission on April 1, 2002.

(8) Incorporated by reference to the Form 8-K filed with the Commission on January 28, 2004.

(9) Incorporated by reference to the Form 10-K filed with the Commission on April 2, 2001.

REPORTS ON FORM 8-K

During the 2003 fiscal year, we filed the following Current Reports on Form 8-K:

•                  A current report on Form 8-K was dated and filed on May 9, 2003 pursuant to Item 7 (Financial Statements and Exhibits) and Item 9 (Regulation FD Disclosure)

•                  A current report on Form 8-K dated August 12, 2003 was filed on August 13, 2003 pursuant to Item 7 (Financial Statements and Exhibits) and Item 12 (Regulation FD Disclosure)

•                  A current report on Form 8-K dated and filed on August 19, 2003 pursuant to Item 7 (Financial Statements and Exhibits) and Item 12 (Regulation FD Disclosure)

•                  A current report on Form 8-K was dated November 12, 2003 and filed on November 13, 2003 pursuant to Item 7 (Financial Statements and Exhibits) and Item 9 (Regulation FD Disclosure)

•                  A current report on Form 8-K/A was dated November 12, 2003 and filed on November 13, 2003  pursuant to Item 7 (Financial Statements and Exhibits) and Item 9 (Regulation FD Disclosure)

•                  A current report on Form 8-K was dated and filed on December 19, 2003 pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2004.

AETHER SYSTEMS, INC.

By:	/s/ David S. Oros
DAVID S. OROS
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David S. Oros	Chairman and Chief	March 15, 2004
DAVID S. OROS	Executive Officer

/s/ David C. Reymann	Chief Financial Officer	March 15, 2004
DAVID C. REYMANN	(Principal Financial and Accounting Officer)

/s/ J. Carter Beese, Jr.	Director	March 15, 2004
J. CARTER BEESE, JR.

/s/ James T. Brady	Director	March 15, 2004
JAMES T. BRADY

/s/ George P. Stamas	Director	March 15, 2004
GEORGE P. STAMAS

/s/ Jack B. Dunn, IV	Director	March 15, 2004
JACK B. DUNN, IV

/s/ Edward J. Mathias	Director	March 15, 2004
EDWARD J. MATHIAS

/s/ Truman T. Semans	Director	March 15, 2004
TRUMAN T. SEMANS