Form 10-Q
period 2004-03-31
AETHER SYSTEMS INC
filed 2004-05-10
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2004

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

As of May 3, 2004, 43,820,291 shares of the Registrant’s common stock, $.01 par value per share, were outstanding.

AETHER SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

PART I—FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

AETHER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2004	December 31, 2003
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$33,595	$26,222
Investments available for sale (current)	154,912	20
Trade accounts receivable, net	14,284	15,014
Inventory, net	10,962	10,162
Assets from discontinued operations	—	14,219
Net investment in sales-type leases (current)	2,946	2,636
Prepaid expenses and other current assets (current)	18,869	16,338
Total current assets	235,568	84,611

Restricted cash	11,488	13,460
Investments available for sale (non-current)	70,167	220,849
Property and equipment, net	8,309	9,335
Investments not readily available for sale	245	2,273
Goodwill	25,369	25,369
Intangibles, net	10,643	12,171
Net investment in sales-type leases (non-current)	8,581	8,765
Other assets (non-current), net	20,606	21,272
	$390,976	$398,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible subordinated notes payable	$154,912	$—
Accounts payable	654	388
Accrued expenses	9,233	12,220
Accrued employee compensation and benefits	2,705	2,796
Deferred revenue	15,543	15,373
Liabilities from discontinued operations	—	9,687
Restructuring reserve (current portion)	809	1,407
Accrued interest payable	205	2,529
Total current liabilities	184,061	44,400

Convertible subordinated notes payable	—	154,912
Deferred revenue (less current portion)	18,661	18,799
Restructuring reserve (less current portion)	—	70
Other long term liabilities	607	623
Total liabilities	203,329	218,804

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 43,597,240 and 42,918,408 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	436	429
Additional paid-in capital	2,592,015	2,589,608
Accumulated deficit	(2,405,137)	(2,414,283)
Foreign currency translation adjustment	(53)	3,830
Unrealized gain on investments available for sale	386	(283)
Total stockholders’ equity	187,647	179,301

Commitments and Contingencies
Total liabilities and stockholders’ equity	$390,976	$398,105

See accompanying notes to Condensed Consolidated Financial Statements.

AETHER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2004	2003

Subscriber revenue	$5,276	$7,312
Software and related services revenue	4,230	5,258
Device sales	2,963	2,286
Total revenue	12,469	14,856

Cost of subscriber revenue	2,005	3,449
Cost of software and related services revenue	1,162	1,181
Cost of device sales	3,527	2,736
Total cost of revenue	6,694	7,366

Gross profit	5,775	7,490

Operating expenses:
Research and development (exclusive of option and warrant expense)	2,548	2,653
General and administrative (exclusive of option and warrant expense)	6,465	8,156
Selling and marketing (exclusive of option and warrant expense)	1,872	2,300
Depreciation and amortization	2,294	2,278
Option and warrant expense:
Research and development	63	57
General and administrative	443	291
Selling and marketing	19	46
Impairment of intangibles and other assets	—	447
Gain on disposal of assets	(30)	(5)
Restructuring charge	499	104
Total operating expenses	14,173	16,327
Operating loss	(8,398)	(8,837)

Other income (expense):
Interest income	1,676	2,341
Interest expense	(2,604)	(2,602)
Equity in losses of investments	—	(59)
Investment gains (losses), including impairments, net	557	(166)
Loss from continuing operations before discontinued operations	(8,769)	(9,323)
Loss from discontinued operations	—	(3,117)
Gain on sale of discontinued operations	17,915	—
Net income (loss)	$9,146	$(12,440)
Other comprehensive income (loss):
Foreign currency translation adjustment	$(3,883)	$456
Unrealized holding gains (losses) on investments available for sale	669	(802)
Comprehensive income (loss)	$5,932	$(12,786)

Net loss per share-basic and diluted from continuing operations before discontinued operations	$(0.20)	$(0.22)
Net loss per share-basic and diluted from discontinued operations	—	(0.07)
Gain on sale of discontinued operations	0.41	—
Net income (loss) per share-basic and diluted	$0.21	$(0.29)

Weighted average shares outstanding—basic and diluted	43,273	42,271

See accompanying notes to Condensed Consolidated Financial Statements.

AETHER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net loss from continuing operations	$(8,769)	$(9,323)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation and amortization	2,294	2,278
Amortization of deferred financing fees	280	280
Provision for doubtful accounts	449	192
Provision for inventory obsolescence	57	—
Depreciation on leased devices	379	95
Equity in losses of investments	—	59
Option and warrant expense	525	394
Impairment of intangibles and other assets	—	447
Investment losses (gains), including impairments	(557)	166
Changes in assets and liabilities:
(Increase) decrease in trade accounts receivable	280	(1,174)
(Increase) decrease in inventory	(976)	2,002
(Increase) decrease in prepaid expenses and other assets	2,049	(1,813)
Increase in investment in sales-type leases	(126)	(1,573)
Increase in accounts payable	266	838
Decrease in accrued expenses, accrued employee compensation and benefits and interest payable	(5,402)	(4,424)
Increase in deferred revenue	33	4,146
Decrease in restructuring reserve and other long term liabilities	(684)	(2,106)
Net cash provided by (used in) operating activities from continuing operations	(9,902)	(9,516)
Net cash provided by discontinued operations	481	1,894
Net cash used in operating activities	(9,421)	(7,622)

Cash flows from investing activities:
Sales and maturities of investments available for sale	82,437	165,265
Purchases of investments available for sale	(85,978)	(171,741)
Proceeds from sale of EMS segment, net of transaction costs	16,494	—
Purchases of property and equipment	(7)	(915)
Sales of long-term investments	468	—
Increase in intangible and other assets	—	(146)

Net cash provided by (used in) investing activities	13,414	(7,537)

Cash flows from financing activities:
Decrease in restricted cash	1,972	1,204
Exercise of options and warrants	1,408	15

Net cash provided by financing activities	3,380	1,219

Net increase (decrease) in cash and cash equivalents	7,373	(13,940)
Cash and cash equivalents, at beginning of period	26,222	56,227

Cash and cash equivalents, at end of period	$33,595	$42,287
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,647	$4,647

Supplemental disclosure of non-cash investing and financing activities:

In January 2004, in connection with the sale of the Enterprise Mobility Solutions segment, the Company received common stock of TeleCommunication Systems, Inc. and a note receivable with an estimated fair value of $1.1 million and $1.0 million, respectively.

For the three months ended March 31, 2004 and 2003, the Company recorded adjustments to unrealized holding gains and (losses) of approximately $669,000 and ($802,000), respectively, associated with its investments available for sale. These amounts have been reported through changes in stockholders’ equity.

During the three months ended March 31, 2004 and 2003, the Company transferred approximately $119,000 and $3.0 million, respectively, of equipment under an operating lease from inventory to property and equipment.

See accompanying notes to Condensed Consolidated Financial Statements.

AETHER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1)  ORGANIZATION, DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

(a) ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Aether Systems, Inc. (the “Company” or “Aether”) was originally formed in January 1996.  The Company operates in two business segments:  Mobile Government and Transportation.  The Mobile Government segment provides wireless data solutions for use by public safety organizations, primarily state and local police fire and rescue and emergency medical services organizations.  The Transportation segment provides mobile and wireless solutions to the transportation industry.  Its customers are primarily the owners and operators of truck and other vehicle fleets.

Effective as of January 2004, the Company sold the operations of its discontinued Enterprise Mobility Solutions (“EMS”) segment.  The financial statements for all periods presented have been restated to present the results of operations of the Company’s EMS segment as discontinued operations, as discussed in Note 3.

(b) BASIS OF PRESENTATION

The condensed Consolidated Financial Statements include the accounts of Aether Systems, Inc. and its subsidiaries.  The Condensed Consolidated Balance Sheet as of March 31, 2004 and the condensed consolidated statements of operations and other comprehensive income (loss) for the three months ended March 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, have been prepared by the Company, without audit.  In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the Condensed Consolidated Financial Statements. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the operating results for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading.  These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) INVESTMENTS AVAILABLE FOR SALE

Investments available for sale totaling $225.1 million consist of highly liquid investments in United States Government Agency-sponsored securities with original maturities of less than four years.  As of March 31, 2004, management classified $154.9 million of these investments as current assets, based on its intention to liquidate such investments within a 12-month period to fund the repayment of the Company’s $154.9 million 6% convertible subordinated notes due March 2005 (the “Notes”).  The remaining balance of these investments (totaling approximately $70.2 million) have been classified as non-current assets.  As of December 31, 2003, investments available for sale totaling approximately $220.8 million had been classified as non-current assets.  The Company carries such investments at fair value.  Unrealized gains (losses) are excluded from earnings (loss) and are reported as a separate component of other comprehensive income (loss) until realized.  Realized gains and losses from the sale of these investments are determined on a specific identification basis.

(b)  USE OF ESTIMATES

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

(c)  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

(IN THOUSANDS)	March 31, 2004	December 31, 2003
Billed	$10,582	$12,668
Unbilled	5,775	4,998
Allowance for doubtful accounts	(2,073)	(2,652)
Total Accounts Receivable	$14,284	$15,014

The Company believes all unbilled accounts receivable included above will be billed within the next twelve months.  In addition, the Company has unbilled accounts receivable of approximately $593,000 as of March 31, 2004 relating to a long-term contract that will not be billed in the next twelve months and is included in other non-current assets.

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

Impairment charges for the three months ended March 31, 2003 were approximately $447,000, which relates to an impairment of an asset held for sale. There were no impairments for the three months ended March 31, 2004.

(e)  STOCK OPTIONS AND WARRANTS

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

	Three Months Ended March 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)	2004	2003
Net loss from continuing operations, as reported	$(8,769)	$(9,323)
Add stock-based employee compensation expense included in reported net loss	525	394
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(793)	(6,053)
Pro forma net loss from continuing operations	$(9,037)	$(14,982)
Pro forma net loss from continuing operations per share	$(0.21)	$(0.35)

(f)  EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share,” and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  As the Company has had a net loss from continuing operations in each of the periods presented, basic and diluted net income (loss) per share are the same.  As of March 31, 2004 and March 31, 2003, options and warrants to purchase 4.1 million and 6.6 million shares of the Company’s common stock, have been excluded from the calculation of diluted net income (loss) per share because their inclusion would be anti-dilutive.

(g) GUARANTEES AND WARRANTY RESERVE

The Company has certain guarantees requiring disclosure under FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” as follows:

•                  The Company has guaranteed the payment of sublease rentals to our landlord on several properties the Company sublets.  The maximum  aggregate guarantee on these properties is $1.5 million.

•                  In the Mobile Government segment, the Company may have to pay liquidated damages in some cases if the Company’s sub-contractors do not perform on time. In addition, the Company sometimes indemnifies certain of its customers against damages, if any, they might incur as a result of a claim brought against them related to third party software imbedded in the Company’s products.  The Company is unable to estimate the maximum exposure of such indemnifications due to the inherent uncertainty and the varying nature of the contractual terms.

•                  As of March 31, 2004, approximately $7.9 million of the Company’s certificates of deposit were secured by an outstanding letter of credit established to secure the Mobile Government segment’s contract with Hamilton County, Ohio.  Additionally, $2.0 million was in an escrow available to Lockheed Martin in the event of non-payment of liabilities for work performed by the Mobile Government segment on its Pennsylvania State Police contract.  Both the letter of credit and the escrow have been included as restricted cash in the accompanying consolidated balance sheets.

The following table provides the changes in the Company’s product warranties during the three months ended March 31, 2004 and 2003:

(IN THOUSANDS)	2004	2003
Warranty liability balance at beginning of period	$847	$788
Liabilities accrued for warranties issued during the period	58	634
Changes in liability for warranties during the period, including claims paid and expirations	(58)	(134)
Warranty liability balance at end of period	$847	$1,288

NOTE (3)  SALE OF DISCONTINUED OPERATIONS

On January 13, 2004, Aether completed the sale of its EMS segment to TeleCommunication Systems, Inc. (“TCS”).  Pursuant to the purchase agreement, as amended, Aether received $19 million for the EMS segment, consisting of $18 million in cash and a note in the principal amount of $1 million due in August 2004.  Aether also received 204,020 shares of TCS Class A common stock valued as of closing at approximately $1.1 million.  The Company has classified these securities as trading with a carrying value of $1.5 million at March 31, 2004.  In April 2004 the Company sold these securities and received approximately $1.4 million in cash.  The total consideration is subject to adjustment following a post-closing review of the working capital of the EMS segment.

The following table provides the detail of the gain recognized on the sale of the EMS segment:

(IN THOUSANDS)	Three Months Ended March 31, 2004
Proceeds	$20,143
Expenses	(1,506)
Net assets	(722)
Gain on sale of EMS segment	$17,915

The summary of operating results from discontinued operations is as follows:

(IN THOUSANDS)	Three Months Ended March 31, 2003
Net sales	$14,382
Restructuring charges	(421)
Net loss from discontinued operations	$(3,117)

The Company did not allocate any interest income or expense to its segments.

The EMS segment generated approximately $156,000 of revenue from related parties for the three months ended March 31, 2003.  The related parties consisted of companies in which Aether had made an equity investment.

Assets and liabilities of discontinued operations consisted of the following:

(IN THOUSANDS)	December 31, 2003

Cash and cash equivalents	$1,882
Accounts receivable, net	7,947
Inventory, net	886
Property and equipment, net	1,652
Other assets	1,852
Assets from discontinued operations	$14,219

Accounts payable and accrued expenses	$6,756
Deferred revenue	2,914
Other liabilities	17
Liabilities of discontinued operations	$9,687

NOTE (4) RESTRUCTURING CHARGES

On January 1, 2003, the Company adopted SFAS No. 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value.  The Company recorded a charge to earnings in the first quarter of 2003 of approximately $104,000 related to a workforce reduction.  Employee separation benefits under the restructuring plan include severance, medical, and other benefits.

The Company recorded a charge to earnings in the first quarter of 2004 of approximately $499,000.  Employee separation benefits of approximately $328,000 under the restructuring plan include severance, medical, and other benefits.  Facility closure and other costs of approximately $171,000 include expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.

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

A rollforward of the restructuring accrual is as follows:

(IN THOUSANDS)	Employee Separation Benefits	Facility Closure Costs and Other	Total
2003 Restructuring:
Restructuring liability as of December 31, 2002	$423	$32,029	$32,452
Charges	468	175	643
Adjustments	—	(271)	(271)
Net charge and adjustments to discontinued operations	967	4,818	5,785
Total restructuring charge for period ending December 31, 2003	$1,435	$4,722	$6,157
Cash payments	(1,458)	(35,674)	(37,132)
Restructuring liability as of December 31, 2003	$400	$1,077	$1,477

2004 Restructuring:
Charges	$328	$171	$499
Cash payments	(658)	(509)	(1,167)
Restructuring liability as of March 31, 2004	$70	$739	$809

NOTE (5)  RELATED PARTY TRANSACTIONS

The Company receives benefit coordination services from Huber Oros, which is considered a related party because an owner of Huber Oros is related to a member of the Company’s senior management.  For the quarters ended March 31, 2004 and 2003, expenses related to Huber Oros were approximately $38,000 and $30,000, respectively.  As of March 31, 2004 and December 31, 2003 there were no outstanding payables due to Huber Oros.

The Company also receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at that firm is a member of the Company’s Board of Directors.  For the quarter ended March 31, 2004, expenses related to Kirkland & Ellis LLP were approximately $574,000.  The Company did not receive legal services from this firm during the quarter ended March 31, 2003.  As of March 31, 2004 and December 31, 2003, the Company had outstanding payables of approximately $465,000 and $805,000, respectively, due to Kirkland & Ellis LLP.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

(IN THOUSANDS) Three Months Ended March 31, 2003	Mobile Government	Transportation	Corporate & Other	Total
Revenue	$5,531	$9,325	$—	$14,856
Gross profit	4,103	3,387	—	7,490
Depreciation and amortization	759	685	834	2,278
Net income (loss) from continuing operations	$339	$(2,353)	$(7,309)	$(9,323)

(IN THOUSANDS) Three Months Ended March 31, 2004	Mobile Government	Transportation	Corporate & Other	Total
Revenue	$4,762	$7,707	$—	$12,469
Gross profit	3,111	2,664	—	5,775
Depreciation and amortization	687	979	628	2,294
Net loss from continuing operations	$(724)	$(2,632)	$(5,413)	$(8,769)

Total assets from continuing operations	$26,731	$82,617	$281,628	$390,976

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

You should read the following description of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q, as well as the Audited Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 contained in our 2003Annual Report on Form 10-K.

OVERVIEW

As we have previously reported, our Company has undergone significant change, and we expect additional changes to occur during 2004.  Despite a substantial restructuring of our organization and the elimination of significant expenses since 2001, we have not achieved profitability.  While we have continued to work to improve the operational and the financial performance of our wireless and mobile data businesses, we have also actively explored a range of strategic options in an effort to achieve two basic objectives:

•                  become profitable as quickly as possible, and

•                  enhance the value of our assets for our stockholders.

Our existing operations consist of two wireless and mobile data business segments:  Mobile Government and Transportation.  In January 2004, we sold our EMS segment, which had been our largest business segment.  For information on the details of the sale of the EMS segment, see Note 3 of the notes to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

Although the EMS segment had accounted for nearly 50% of our revenue, it was not generating a profit and required substantial investment.   We concluded that selling the EMS segment was more consistent with achieving our objectives than continuing to own that business and seeking to improve its financial performance.

As part of our strategic review, we have concluded that we are not likely to achieve our objectives by simply continuing to operate our remaining two business segments in their current forms.  Accordingly, from time to time, we have had discussions with third parties who have expressed interest in purchasing one or both of these businesses.  We also have explored potential acquisitions of complementary businesses that would enable us to expand our existing operations.  We did not choose to proceed with any of these potential transactions.

In an effort to accelerate a decision about our ongoing strategy, in February 2004 we engaged Friedman, Billings, Ramsey & Co. Inc. (“FBR”) to advise us on strategic options.  As part of this process, in late March 2004, we asked FBR to assist us in obtaining expressions of interest from third parties who have indicated a potential interest in acquiring one or both of our business segments.  At the same time, we are continuing to explore additional strategic options that include (1) expanding one or both of our existing businesses through acquisitions, (2) diversifying into new operating businesses, and (3) adopting alternative strategies for investing our cash in an effort to generate additional earnings.  We may also consider additional options.  In evaluating all of these options, we are considering (with FBR’s assistance) the extent to which they would be likely to enable us to realize value from our substantial net operating loss carryforwards.  To realize this value, we will need to generate taxable income.  Our ability to realize value from these net operating losses is subject to substantial risks and uncertainties, including regulations that may limit our ability to use these net losses under certain circumstances to reduce future taxes that we might otherwise owe.  For a discussion of these risks and uncertainties, see the discussion under the heading “Risk Factors” in Part II of our 2003 Annual Report on Form 10-K.

While we expect this process to continue for several months, we are seeking to adopt and implement a going-forward strategy during the second half of 2004.  We cannot yet predict whether we will continue to own and operate one or both of our existing businesses.  Accordingly, our operations and our financial results may be significantly different in future periods from what they have been in the past.

As was the case in the later part of 2003 and the first quarter of 2004, the strategic evaluation process and the uncertainty about our future direction may negatively affect the operating results of our existing businesses in the near term.  We also will incur additional expenses for the fees of our professional advisers, including our financial advisor and our legal counsel.

Historical Results

Because we expect our business to continue to change during 2004, we do not expect our historical financial results to be indicative of our future results.

Our financial condition also may change significantly as we implement additional strategic options:

•                  we may spend cash, incur additional debt or issue additional shares of our stock to finance acquisitions or to implement new business strategies;

•                  if we sell assets or businesses, we would expect to receive cash as a result of those sales;

•                  we may be required to repay all or a portion of the Notes before their March 2005 maturity, which would reduce our cash on hand; and

•                  changes to our operations will alter our organization and our financial results.

Because we have not yet finalized a comprehensive business strategy for the future, we cannot forecast how our operating results or our financial condition may change, as compared to prior years.

A sale of a significant portion of our existing business could result in us having to repay all or a portion of the Notes before their maturity.  Repayment of the Notes would reduce our cash on hand, even after including cash we receive in any sale of additional portions of our business.  A holder of these Notes can demand that we purchase the notes upon a “change in control,” which is defined in the indenture that governs the notes to include, among other things, the acquisition of more than 50% of our outstanding voting stock by any person or group, a significant change in the composition of our Board of Directors and a sale of all or substantially all of our assets.  We expect that at least some holders of the Notes will view the sale of a significant portion of our existing business as resulting in a “change in control.”  We do not intend to repay any Notes prior to maturity to the extent we are not asked to do so by the holders.

Results of Continuing Operations.   In reviewing the discussion and analysis of the results of our continuing operations that follows, you should consider the following:

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

The other costs of operating our businesses are our operating and our non-operating expenses.  Most of these expenses require us to spend cash to pay them.  These include salaries, bonuses and benefits for our employees, rental payments for our offices, legal, accounting and other professional fees and expenses, and other similar costs required to operate our businesses.

We also report our non-operating income.  Principally, this is interest income from our cash balances and our investments in United States Government Agency-sponsored securities.

Our critical accounting policies affect the amount of revenue and expense we record in each period.  In applying these critical accounting policies to the results of our business operations, we must make judgments that, if made differently, would have a positive or negative effect on our financial results.  We believe that our judgments are both reasonable and appropriate, in light of the relevant accounting rules.

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

Financial Condition.  In reviewing the discussion and analysis of the financial condition of our continuing operations that follows, you should consider the following:

Our business has never generated an operating profit.  Consequently, we have required funding from sources other than our business operations to run our business.  This funding has come principally from selling securities.  In October 1999, we completed our initial public offering, in which we sold stock and received net proceeds for us of $101.1 million (after paying underwriting discounts, commissions and other expenses of the offering).  In March 2000, we completed an additional sale of our stock that generated net proceeds for us of approximately $1.06 billion.  In 2001, we sold $310.5 million of the Notes and received net proceeds of $300.6 million.  We have not borrowed money from banks, and we currently do not have any agreements with banks that would allow us to borrow money.

In 2000, 2001 and 2002, we used cash from our sales of stock and our convertible subordinated notes, and we also issued additional shares of stock, to pay for the purchase of assets and businesses that allowed us to significantly expand the products and the services we offered in all of our segments.  We also used cash to fund our operating losses and to repurchase approximately 50% of the Notes at a discount during 2001 and 2002.  We now have cash balances and liquid investments (including our investments in United States Government Agency-sponsored securities) of approximately $258.7 million (excluding restricted cash), and we have $154.9 million of outstanding Notes, which we will be required to repay on March 22, 2005.  We also have various other obligations that we are required to pay over time under various contracts and agreements, as discussed in more detail below.

Since our inception in 1996, we have accumulated substantial net operating losses that would be a valuable asset if we become profitable in the future and start to generate income that would be subject to income tax.  Under federal and state tax laws, we are permitted to use these losses to reduce the income taxes we otherwise would have to pay on future income.  As a result, we could have little or no income tax liability for a period of time.  We have accumulated federal net operating losses totaling approximately $746.2 million that we can “carry forward” as potential tax deductions until they expire between 2012 and 2023.  In addition, we have incurred capital losses of approximately $193.4 million that we can “carry forward” as potential tax deductions (but only against capital gains) until they expire between 2006 and 2008.  Our ability to realize value from these accumulated losses, in the form of lower future income taxes, may be limited by applicable tax rules, and we will only be able to realize value from the accumulated losses if we become profitable.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies please see our 2003 Annual Report on Form 10-K.

COMPARISON OF RESULTS FOR THREE MONTHS ENDED MARCH 31, 2004 AND 2003

RESULTS OF CONTINUING OPERATIONS

In this section, when we discuss the results of our operations, we will be talking about our Mobile Government and Transportation segments, which we refer to as “continuing operations.”

During the first quarter of 2004 compared to the first quarter of 2003, our business experienced a decline in revenue, gross profit and both operating and non-operating expenses.  With respect to operating expenses, we saw the benefits of our restructuring efforts.  Our gross margin decreased slightly from 2003 to 2004, and this, together with the decline in our revenue, caused our gross profit to decline.  Our operating loss declined somewhat, as the decline in our expenses more than offset the decrease in our gross profit.

Revenue:

(IN THOUSANDS)	Mobile Government		Transportation		Total
	Three Months ended March 31		Three Months ended March 31		Three Months ended March 31
	2003	2004	2003	2004	2003	2004
Subscriber	$184	$68	$7,128	$5,208	$7,312	$5,276
Software and Related Services	5,258	4,230	—	—	5,258	4,230
Hardware	89	464	2,197	2,499	2,286	2,963
Total	$5,531	$4,762	$9,325	$7,707	$14,856	$12,469

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

Mobile Government revenue decreased $769,000, or approximately 14%, from 2003 to 2004, reflecting declines in both software and related services revenue and subscriber revenue, slightly offset by a $375,000 increase in hardware revenue.  Software and related services revenue declined primarily due to a decrease in the volume of projects from period to period.  Subscriber revenue declined as a result of expiring contracts for Blackberry and Pocketblue subscriptions.  As of January 2004, Mobile Government ceased to be a reseller of the Blackberry product, which was sold as part of our EMS segment.  Hardware revenue increased primarily because of the Hamilton County, Ohio project, which has a significant hardware component.

Transportation

The Transportation segment’s revenue is derived primarily from the provision of comprehensive business solutions designed to meet the mobile management needs of truckload, less-than-truckload and private carriers.  The revenue streams associated with providing these solutions are monthly service fees and the sale of hardware on which these solutions operate.  Revenue from hardware sales is deferred at the time of hardware delivery and generally recognized over contract terms of three to five years.

Transportation Subscribers:

Product	December 31, 2003	March 31, 2004
MobileMax™	29,442	29,534
GeoLogic™	1,313	3,098
HM 5000	7,482	6,362
Trackware	1,641	1,688
20/20V™	385	511
Total	40,263	41,193

We acquired the Highway Master 5000 (HM 5000) subscribers in our acquisition of certain assets and licenses from @Track in 2002.  At that time, our plan was to gradually convert as many of these subscribers as possible from that legacy system to our MobileMax™ product.  As expected in 2003 and 2004, we experienced a decrease in our HM 5000 subscribers as they migrated to our products as well as our competitors’ products.

While revenue from our MobileMax™ product continues to grow, both from the addition of new customers and the migration of HM 5000 customers to MobileMax™, revenue growth from MobileMax™ and the other products and services our Transportation segment sells has not been, and in the near term may not be, sufficient to offset the effect of the decline in revenue from HM 5000 customers.

Subscriber revenue decreased $1.9 million, or approximately 27%, primarily due to decreased HM 5000 fees.  Higher MobileMax™ subscriber revenue only partially offset this reduction in HM 5000 subscriber fees.  The MobileMax™ product generates a lower yet more consistent monthly fee than HM 5000.  During the same period, hardware revenue increased $302,000, or approximately 14%, primarily due to increased sales of the MobileMax™ product, including those customers converting from HM 5000 to MobileMax™.

Transportation deferred revenue primarily relates to revenue from hardware sales that are recognized evenly over the service life of the customer.  As of December 31, 2003 and March 31, 2004, deferred Transportation revenue was $26.5 million and $27.1 million, respectively.  This growth in deferred revenue represents a source of future revenue.

Gross Profit and Gross Margin:

(IN THOUSANDS)	Mobile Government		Transportation		Total
	Three Months ended March 31		Three Months ended March 31		Three Months ended March 31
	2003	2004	2003	2004	2003	2004
Gross Profit	$4,103	$3,111	$3,387	$2,664	$7,490	$5,775
Gross Margin	74.2%	65.3%	36.3%	34.6%	50.4%	46.3%

Mobile Government

Mobile Government gross margin percentage decreased from 74.2% in 2003 to 65.3% in 2004 primarily because hardware revenue (which has a low margin) became a much larger proportion of the revenue mix.

Transportation

Transportation gross margin percentage decreased from 36.3% in 2003 to 34.6% in 2004, primarily due to a depressed margin on hardware sales in 2004.  The first quarter 2004 hardware margin was negatively impacted by MobileMax™ warranty costs, which were compounded by a temporary shortage of replacement units that forced us to advance higher-value new units to our customers until the issues could be resolved.  The depressed hardware margin was offset somewhat by an increase in subscriber margin from 53.5% to 62.2%.  The increase in our subscriber gross margin during 2004 is primarily due to recent reductions in our satellite communications costs and realized airtime efficiencies related to our MobileMax™ product.

Operating Expenses

Our operating expenses declined 13% from 2003 to 2004, primarily due to the results of our restructuring efforts, in which we streamlined our organization and reduced our workforce.  In addition, we have not continued to experience significant impairment charges on our intangible and other assets.  As discussed below, we do not expect our operating expenses to continue to decline at the same rate in the future.

Operating Expenses:

(IN THOUSANDS)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Research and development (exclusive of option and warrant expense)	$2,653	$2,548
General and administrative (exclusive of option and warrant expense)	8,156	6,465
Selling and marketing (exclusive of option and warrant expense)	2,300	1,872
Depreciation and amortization	2,278	2,294
Option and warrant expense	394	525
Impairment of intangibles and other assets	447	—
Restructuring charge	104	499
Gain on disposal of assets	(5)	(30)
Total Operating Expenses	$16,327	$14,173

Research and Development Expenses

Research and development expenses consist primarily of cash compensation and related costs for engineers engaged in research and development activities and, to a lesser extent, costs of materials relating to these activities.  We expense research and development costs as we incur them.

Research and development expenses decreased $105,000, or approximately 4%, from 2003 to 2004, primarily due to reduced personnel expenses.  We currently believe that we have the appropriate amount of research and development staffing and do not anticipate research and development expenses increasing or decreasing significantly during 2004.

General and Administrative Expenses

General and administrative (G&A) expenses consist primarily of cash compensation and related costs for general corporate personnel, along with rent, network operations costs, and general support costs.  These expenses also include the costs of outside professionals, including legal counsel, accountants and investment bankers.

G&A expenses decreased $1.7 million, or approximately 21% from 2003 to 2004.  Of the decrease, approximately $700,000 and $600,000 are due to reductions in spending on contractor and facility costs, respectively.  Travel and telecommunications costs also decreased by approximately $300,000 each.  These decreases were slightly offset by a $200,000 increase in outside professional fees.

We report professional fees as part of Aether’s G&A expenses.  These are generated, partly, by the costs of being a public company.  These costs are partly associated with the implementation of corporate governance reforms consistent with the Sarbanes-Oxley Act of 2002 and Nasdaq National Market System listing requirements.  In the future, we expect to incur additional costs associated with accounting fees related to the internal control over financial reporting and review attestation report required by all public companies under Section 404 of the Sarbanes-Oxley Act of 2002.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of advertising and promotions, sales and marketing personnel, bad debt expense and travel and entertainment.

Selling and marketing expenses decreased $428,000, or approximately 19%, from 2003 to 2004.  Of the decrease, $300,000 was due to reductions in personnel costs and another $300,000 was due to reduced spending on advertising.  These and other reductions were offset somewhat by a $300,000 increase in bad debt expense.

Depreciation and Amortization

Depreciation and amortization expenses consist primarily of the amortization of intangible assets obtained in connection with our acquisitions.  Depreciation and amortization expenses also include depreciation expenses arising from equipment purchased for our data centers and other property and equipment purchases.

Depreciation and amortization was essentially flat from 2003 to 2004.

Option and Warrant Expense

Option and warrant expense increased approximately $131,000 from 2003 to 2004, primarily due to the acceleration of option vesting related to certain executives who departed from the Company during 2004.  For additional information about option grants and other equity awards, see Note 2(e) of the notes to the Consolidated Financial Statements included in Item 1 of this Quarterly Report.

Impairment of Intangibles and Other Assets

Impairment charges for the three months ended March 31, 2003 were approximately $447,000, which related to the impairment of an asset held for sale.

Restructuring Charge

On January 1, 2003, the Company adopted SFAS No. 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value.  The Company recorded a charge to earnings in the first quarter of 2003 of approximately $104,000 related to a workforce reduction.  Employee separation benefits under the restructuring plan include severance, medical, and other benefits.

The Company recorded a charge to earnings in the first quarter of 2004 of approximately $499,000.  Employee separation benefits of approximately $328,000 under the restructuring plan include severance, medical, and other benefits.  Facility closure and other costs of approximately $170,000 include expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs. See Note 4 of the notes to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

Other Income (Expense):

(IN THOUSANDS)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Interest income	$2,341	$1,676
Interest expense	(2,602)	(2,604)
Equity in losses of investments	(59)	—
Investment gain (loss), including impairments, net	(166)	557
Total	$(486)	$(371)

Interest Income

Interest income consists primarily of interest income from cash equivalents and from investments with a maturity of less than 12 months.  Interest income decreased from 2003 to 2004 as the result of a decreasing cash and investment balance over the years (as we continued to consume cash to fund our business), combined with decreased interest rates.  We expect interest income to continue to decline as our cash and investment balances decline.

Interest Expense

Interest expense consists primarily of debt service on the Notes.  Interest expense was essentially flat from 2003 to 2004, and we expect it to continue at this level in 2004 unless we are required to repurchase the Notes prior to their maturity, as discussed above under the heading “Overview.”

Investment Gain or Loss, Including Impairments, Net

The 2004 gain is primarily the result of increases of approximately $206,000 and $326,000 in our investment in Juniper and stock of TCS, respectively. See Note 3 of the notes to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

LIQUIDITY AND CAPITAL RESOURCES

The following table reflects use of net cash for operations, investing, and financing:

(IN THOUSANDS)	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net cash used in operating activities from continuing operations	$(9,902)	$(9,516)
Net cash provided by discontinued operations	481	1,894
Net cash used in operating activities	(9,421)	(7,622)
Net cash provided by (used in) investing activities	13,414	(7,537)
Net cash provided by financing activities	3,380	1,219
Net increase (decrease) in cash and cash equivalents	$7,373	$(13,940)

Our operations have never generated positive cash flow.  Net cash used in operating activities was $9.4 million and $7.6 million for the three months ended March 31, 2004 and 2003, respectively.   The principal use of cash in each of these periods was to fund our losses from operations. In 2003, net cash used in operating activities included a non-recurring payment of $1.0 million received by our EMS segment (discontinued operations) in connection with the termination of a customer contract. Net cash used in operating activities from continuing operations increased somewhat from 2003 to 2004, as lower revenues and gross margins largely offset a substantial reduction in operating expenses. In addition, deferred revenue increased by $33,000 in 2004, as compared to an increase of $4.1 million in 2003. Deferred revenue primarily relates to customer payments for hardware sales that are recognized evenly over the service life of the customer.

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

Net cash provided by investing activities was $13.4 million for the three months ended, March 31, 2004, consisting of $16.5 million from the sale of our EMS segment offset by net purchases of investments (primarily United States Government Agency-sponsored securities) of $2.9 million.    For the three months ended March 31, 2003, we used $1.0 million for the purchase of property and equipment and $6.5 million for the net purchase of short-term and non-current investment instruments (primarily United States Government Agency-sponsored securities).

Net cash provided by financing activities was $3.4 million and $1.2 million for 2004 and 2003, respectively, consisting of decreases in restricted cash and proceeds from the exercise of stock options.

We believe that we have sufficient resources to cover our operating expenses and material commitments for at least the next 12 months, including expenses associated with our evaluation of strategic options.  Although our business continues to generate net losses that we must fund with our cash resources, we have reduced our net losses, and our consumption of cash, as a result of our restructuring efforts, which have greatly reduced our expenses.  Lower revenues and gross margins have offset a substantial portion of the benefit of our reduced operating expenses. Because we do not believe that we can significantly reduce our operating expenses in the future, we will need to increase revenues and increase or maintain gross margins to further reduce our net losses and the amount of cash that our operations consume. To conserve our cash while our business continues to operate at a loss, we have limited our spending on new technology and product enhancements.  This may place us at a competitive disadvantage in seeking to retain existing customers and win new customers, particularly where we are competing against companies with greater resources to spend on technology and product development.

In March 2005, we will be required to repay the Notes, which will consume a substantial portion of our existing cash resources.  It is possible that, as a result of our strategic activities, the holders of the Notes will become entitled to demand repayment at an earlier date, as discussed above under the heading “Overview—Historical Results.”

To the extent that we decide, as a result of our ongoing strategic evaluation process, to expand or substantially alter our business, we may require additional third-party funding, which we may seek through the sale of equity or debt securities, or from bank borrowings.  There is no assurance that we will be able to obtain such additional funding on favorable terms or at all.

CONTRACTUAL OBLIGATIONS

Our contractual obligations have not changed materially since last reported in our 2003 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties.  When used herein, the words “anticipate”, “believe”, “estimate”, “intend”, “may”, “will”, and “expect” and similar expressions as they relate to our Company or its management are intended to identify such forward-looking statements.  Forward-looking statements are based on our current expectations and assumptions, which are subject to risks and uncertainties.  They are not guarantees of our future performance or results.  The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  Factors that could cause or contribute to such differences include: (1) our ability to implement a business strategy that will achieve our objectives, (2) our ability to realize value from our accumulated net operating and net capital losses, (3) potential liabilities relating to sales of our assets, (4) whether or not we are able to adequately staff our operations, and (5) other factors discussed in our filings with the Securities and Exchange Commission.  Aether undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  These and other risks and uncertainties are discussed in detail in our 2003 Annual Report on Form 10-K and should be reviewed carefully.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain instruments subject to interest rate risk. We categorize all of our market risk sensitive instruments as non-trading or other instruments.

Interest Rate Sensitivity

Our cash and cash equivalents and short-term investments are exposed to interest rate risk.  Our investment policy calls for investment in short-term, low risk instruments. At March 31, 2004, we had $45.1 million invested in money market instruments and certificates of deposit.  At March 31, 2004, we had $225.1 million invested in United States Government Agency-sponsored securities, all of which have maturities of less than four years.  A decline in market rates of interest could reduce the amount of interest income we receive from our invested cash, but also could increase the market value of investments we hold that bear higher interest rates.  Conversely, if interest rates were to rise, our interest income from cash equivalents might increase and the value of our investments could decline.  We believe that a 10% increase or decline in interest rates would not be material to our investment income our cash flows, or the value of our short-term investments.

We are exposed to market risk on the Notes, which pay a fixed rate of interest. The fair value of this fixed rate debt is sensitive to changes in interest rates. If market rates decline, the value of the Notes is likely to increase, and the rate of interest we would be required to pay could be above current market rates of interest. If market rates rise, the fair value of the Notes is likely to decline, and the interest rate on the Notes could be lower than current market rates. Under our current policy, we do not use interest rate derivative instruments to manage our risk of interest rate fluctuations.  Because the interest rate payable on the Notes is fixed at 6%, changes in market interest rates do not alter our cash flow obligations to service the Notes.  We have no other long-term debt obligations.

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

As of the end of the first quarter of 2004, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were adequate and effective and provide Aether with a reasonable level of assurance that material information required to be disclosed in filings with the SEC is accumulated and communicated to management in a timely manner.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1                           Certification pursuant to 17 C.F.R § 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David S. Oros.

31.2                           Certification pursuant to 17 C.F.R § 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David C. Reymann.

32.1                           Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David S. Oros and David C. Reymann. *

Report on Form 8-K

The Company filed a current report on Form 8-K on January 14, 2004 pursuant to Item 7 (Financial Statements and Exhibits) with respect to the Company’s sale of its Enterprise Mobility Solutions segment to TeleCommunications Systems, Inc.

The Company filed a current report on Form 8-K on January 20, 2004 pursuant to Item 5 (Other Events) with respect to the resignation of George Davis as President and Vice Chairman of the Company.

The Company filed a current report on Form 8-K on January 28, 2004 pursuant to Item 2 (Disposition of Assets) and Item 7 (Financial Statements and Exhibits) with respect to the Company’s sale of its Enterprise Mobility Solutions segment to TeleCommunication Systems, Inc.

The Company filed a current report on Form 8-K on February 18, 2004 pursuant to Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition) with respect to the Company’s financial results for the fiscal year and fourth quarter ended December 31, 2004.

The Company filed a current report on Form 8-K on February 26, 2004 pursuant to Item 5 (Other Events) with respect to the retention of Friedman, Billings, Ramsey & Co., Inc. as the Company’s strategic advisor.

The Company filed an amendment to current report on Form 8-K on March 18, 2004 pursuant to Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition) under Item 9 (Regulation FD Disclosure) with respect to adjustments to the Company’s financial results for the fiscal year and fourth quarter ended December 31, 2004.

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

Dated:	May 10, 2004
Aether Systems, Inc.

/s/ David C. Reymann
David C. Reymann
Chief Financial Officer
By:	(Principal Financial and Accounting Officer)