Form 10-Q
period 2004-06-30
AETHER SYSTEMS INC
filed 2004-08-09
CIK 1093434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2004

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

As of August 3, 2004, 43,826,836 shares of the Registrant’s common stock, $.01 par value per share, were outstanding.

AETHER SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

PART I—FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

AETHER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2004	December 31, 2003
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$252,562	$26,242
Trade accounts receivable, net	13,634	15,014
Inventory, net	12,058	10,162
Assets from discontinued operations	—	14,219
Net investment in sales-type leases (current)	3,068	2,636
Prepaid expenses and other current assets (current)	14,969	16,338
Total current assets	296,291	84,611

Restricted cash	11,490	13,460
Investments available for sale (non-current)	—	220,849
Property and equipment, net	7,439	9,335
Investments not readily available for sale	211	2,273
Goodwill	4,249	25,369
Intangibles, net	5,981	12,171
Net investment in sales-type leases (non-current)	8,651	8,765
Other assets (non-current), net	8,700	21,272
	$343,012	$398,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible subordinated notes payable	$154,912	$—
Accounts payable	137	388
Accrued expenses	11,223	12,220
Accrued employee compensation and benefits	2,203	2,796
Deferred revenue	14,528	15,373
Liabilities from discontinued operations	—	9,687
Restructuring reserve (current portion)	419	1,407
Accrued interest payable	2,529	2,529
Total current liabilities	185,951	44,400

Convertible subordinated notes payable	—	154,912
Deferred revenue (less current portion)	18,335	18,799
Restructuring reserve (less current portion)	—	70
Other long term liabilities	580	623
Total liabilities	204,866	218,804

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 43,821,481 and 42,918,408 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	438	429
Additional paid-in capital	2,592,776	2,589,608
Accumulated deficit	(2,454,974)	(2,414,283)
Foreign currency translation adjustment	(56)	3,830
Unrealized gain on investments available for sale	(38)	(283)
Total stockholders’ equity	138,146	179,301

Commitments and contingencies
Total liabilities and stockholders’ equity	$343,012	$398,105

See accompanying notes to Condensed Consolidated Financial Statements.

AETHER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Subscriber revenue	$4,768	$7,267	$10,044	$14,578
Software and related services revenue	4,136	4,912	8,366	10,169
Device sales	3,517	2,286	6,480	4,573
Total revenue	12,421	14,465	24,890	29,320

Cost of subscriber revenue	1,772	3,183	3,777	6,632
Cost of software and related services revenue	1,228	1,059	2,390	2,240
Cost of device sales	3,846	2,088	7,373	4,824
Total cost of revenue	6,846	6,330	13,540	13,696

Gross profit	5,575	8,135	11,350	15,624

Operating expenses:
Research and development (exclusive of option and warrant expense)	2,578	2,691	5,126	5,342
General and administrative (exclusive of option and warrant expense)	7,151	7,593	13,616	15,749
Selling and marketing (exclusive of option and warrant expense)	1,517	2,043	3,388	4,343
Depreciation and amortization	2,147	2,375	4,441	4,653
Option and warrant expense:
Research and development	62	62	125	119
General and administrative	172	249	615	540
Selling and marketing	5	43	25	89
Impairment of intangibles and other long-lived assets	35,550	1,588	35,550	2,035
(Gain) loss on disposal of assets	(22)	843	(52)	838
Restructuring charge	275	59	774	163
Total operating expenses	49,435	17,546	63,608	33,871
Operating loss	(43,860)	(9,411)	(52,258)	(18,247)

Other income (expense):
Interest income	1,534	1,813	3,210	4,154
Interest expense	(2,604)	(2,609)	(5,208)	(5,211)
Equity in losses of investments	—	(33)	—	(92)
Unrealized gains on future purchase commitments	866	—	866	—
Investment gains (losses), including impairments, net	(5,528)	43	(4,971)	(124)
Loss from continuing operations before discontinued operations	(49,592)	(10,197)	(58,361)	(19,520)
Loss from discontinued operations	—	(4,520)	—	(7,637)
Gain (loss) on sale of discontinued operations	(245)	—	17,670	—
Net loss	$(49,837)	$(14,717)	$(40,691)	$(27,157)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3)	(1,905)	(3,886)	(1,449)
Unrealized holding gains (losses) on investments available for sale	(424)	508	245	(294)
Comprehensive loss	$(50,264)	$(16,114)	$(44,332)	$(28,900)

Net loss per share (basic and diluted) from continuing operations before discontinued operations	$(1.13)	$(0.24)	$(1.34)	$(0.46)
Net loss per share (basic and diluted) from discontinued operations	—	(0.11)	—	(0.18)
Gain (loss) on sale of discontinued operations	(0.01)	—	0.41	—
Net loss per share (basic and diluted)	$(1.14)	$(0.35)	$(0.93)	$(0.64)

Weighted average shares outstanding (basic and diluted)	43,802	42,538	43,538	42,406

See accompanying notes to Condensed Consolidated Financial Statements.

AETHER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(unaudited)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net loss from continuing operations	$(58,361)	$(19,520)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	4,441	4,653
Amortization of deferred financing fees	560	560
Provision for doubtful accounts	527	607
Provision for inventory obsolescence	57	—
Depreciation on leased devices	765	356
Equity in losses of investments	—	92
Option and warrant expense	765	748
Impairment of intangibles and other long-lived assets	35,550	2,035
(Gain) loss on disposal of assets	(52)	838
Investment losses (gains), including impairments	4,971	124
Unrealized gains on future purchase commitments	(866)	—
Changes in assets and liabilities:
(Increase) decrease in trade accounts receivable	853	(4,598)
(Increase) decrease in inventory	(2,137)	4,259
(Increase) decrease in prepaid expenses and other assets	4,356	(5,004)
Increase in investment in sales-type leases	(317)	(1,980)
Decrease in accounts payable	(251)	(371)
Decrease in accrued expenses, accrued employee compensation and benefits and interest payable	(1,590)	(3,223)
Increase (decrease) in deferred revenue	(1,309)	6,500
Decrease in restructuring reserve and other long term liabilities	(1,105)	(5,307)
Net cash used in operating activities from continuing operations	(13,143)	(19,231)
Net cash provided by (used in) discontinued operations	481	(4,250)
Net cash used in operating activities	(12,662)	(23,481)

Cash flows from investing activities:
Sales and maturities of investments available for sale	331,440	321,858
Purchases of investments available for sale	(114,686)	(256,363)
Proceeds from sale of EMS segment, net of transaction costs	16,249	—
Purchases of property and equipment	(96)	(793)
Sales of property and equipment	13	4,412
Sales of long-term investments	2,163	340
Increase in intangible and other assets	(3)	(2,296)

Net cash provided by investing activities	235,080	67,158

Cash flows from financing activities:
Decrease in restricted cash	1,970	6,923
Exercise of options and warrants	1,932	597

Net cash provided by financing activities	3,902	7,520

Net increase in cash and cash equivalents	226,320	51,197
Cash and cash equivalents, at beginning of period	26,242	56,227

Cash and cash equivalents, at end of period	$252,562	$107,424
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,647	$4,647

Supplemental disclosure of non-cash investing and financing activities:

In January 2004, in connection with the sale of the Enterprise Mobility Solutions segment, the Company received common stock of TeleCommunication Systems, Inc. and a note receivable with an estimated fair value of $1.1 million and $1.0 million, respectively.

For the six months ended June 30, 2004 and 2003, the Company recorded unrealized holding gains and (losses) of approximately $245,000 and ($294,000), respectively, associated with its investments available for sale. These amounts have been reported through changes in stockholders’ equity.

During the six months ended June 30, 2004 and 2003, the Company transferred approximately $184,000 and $5.0 million, respectively, of equipment under an operating lease from inventory to property and equipment.

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

Effective January 2004, the Company sold the operations of its discontinued Enterprise Mobility Solutions (“EMS”) segment.  The financial statements for all periods presented have been restated to present the results of operations of the Company’s EMS segment as discontinued operations, as discussed in Note 3.  The Company has a definitive agreement to sell its Transportation segment, as discussed in Note 4 below and is in negotiations to sell its Mobile Government segment.  Each transaction will require stockholder approval.  The Company will reflect the segments as discontinued in the period in which stockholder approval is obtained. Upon exiting the Transportation and Mobile Government businesses, management intends to focus the Company’s cash resources on investments in residential mortgaged-backed securities, as discussed in Note 6 below.

If the sale of the Transportation segment is completed, the Company intends to offer to repay at par, together with accrued but unpaid interest through the date of repayment, up to 100% of its $154.9 million of outstanding 6% convertible subordinated notes due March 2005.  Consistent with the terms of the notes, the Company will make this offer to each noteholder promptly after completion of the sale transaction, and each noteholder will have 45 days to accept or reject the offer.  To the extent that some or all of the Company’s noteholders accept this offer, the Company will use a portion of its available cash to repay those notes that are delivered for early repayment in connection with the offer.  In the event the notes are retired early, the Company will write-off the portion of the unamortized deferred financing costs related to the notes that are retired, which could be up to $840,000 if all the notes are retired.

(b) BASIS OF PRESENTATION

The condensed Consolidated Financial Statements include the accounts of Aether Systems, Inc. and its subsidiaries.  The Condensed Consolidated Balance Sheet as of June 30, 2004 and the condensed consolidated statements of operations and other comprehensive loss for the three and six months ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, have been prepared by the Company, without audit.  In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the Condensed Consolidated Financial Statements. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the operating results for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading.  These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  INVESTMENTS AVAILABLE FOR SALE

Investments available for sale consisted of highly liquid investments in United States Government Agency-sponsored securities with original maturities of less than four years.  As of December 31, 2003, investments available for sale totaling approximately $220.8 million had been classified as non-current assets.  The Company carries such investments at fair value.  Unrealized gains (losses) are excluded from earnings (loss) and are reported as a separate component of other comprehensive income (loss) until realized.  Realized gains and losses from the sale of these investments are determined on a specific identification basis.

During the second quarter of 2004, as the potential for a sale of the Transportation segment became more certain, the Company anticipated that it would need to have a substantial amount of cash available in the late third quarter or early fourth quarter of this year to meet potential repurchase obligations on its outstanding 6% convertible subordinated notes due March 2005.  In addition, as the Company began to implement its residential mortgage-backed securities strategy, it needed to have cash available to purchase mortgage-backed securities.  In light of recent and anticipated future increases in interest rates, management decided that it would be prudent to liquidate its holdings of United States Government Agency-sponsored securities with an average maturity of just over two years during the second quarter.  The market value of these securities had begun to decline in response to current and anticipated increases in interest rates, after an extended period of increasing market value in a declining interest rate environment.  In view of management’s expectations that the Company would need to have significant cash available in the near term and its belief, in light of market conditions and with the advice of the Company’s outside financial advisors, management concluded that liquidating these investments sooner, rather than later, was likely to avoid the Company experiencing an additional loss as a result of further market value declines.  The Company experienced a $5.5 million loss in liquidating these securities before their maturity.

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

(c)  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

(IN THOUSANDS)	June 30, 2004	December 31, 2003
Billed	$8,565	$12,668
Unbilled	6,809	4,998
Allowance for doubtful accounts	(1,740)	(2,652)
Total Accounts Receivable	$13,634	$15,014

The Company believes all unbilled accounts receivable included above will be billed within the next twelve months.  In addition, the Company has unbilled accounts receivable of approximately $593,000 as of June 30, 2004 relating to a long-term contract that will not be billed in the next twelve months and is included in other non-current assets.

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

During 2003, the Company assessed the fair value of certain of its long-lived assets, including software, computer equipment, other tangible assets and identifiable intangible assets obtained in connection with acquisitions.  This assessment resulted in impairment charges of $1.6 million and $2.0 million for the three and six months ended June 30, 2003, respectively.  These charges are recorded in impairment of intangibles and other long-lived assets in the accompanying consolidated statements of operations.  The Company, with the assistance of third party appraisers, determined the fair value of these assets based on a combination of quoted market prices and a cost approach methodology.

During the first quarter of 2004, the Company assessed the recoverability of the carrying amount of the assets of the Transportation and Mobile Government segments and, at that time, concluded there was no impairment.

In connection with the announced sale of our Transportation segment, the Company has recorded a non-cash impairment charge to reduce the carrying value of long-lived assets of the Transportation segment to the value implied by the negotiated sale price for that business. The charge was $26.6 million for the three and six months ended June 30, 2004.  This amount has reduced the carrying value of certain long-lived assets, including goodwill, intangibles and deferred costs.

Additionally, with the potential future sale of the Mobile Government segment, the Company reassessed the value of the Mobile Government goodwill and recorded an $8.9 million non-cash impairment charge during the second quarter of 2004.

(IN THOUSANDS)	Transportation	Mobile Government	Total
Goodwill	$12,191	$8,928	$21,119
Other intangible assets	3,138	—	3,138
Other assets	11,293	—	11,293
Total impairment charge	$26,622	$8,928	$35,550

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

	Three Months Ended June 30,		Six Months Ended June 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)	2004	2003	2004	2003
Net loss from continuing operations, as reported	$(49,592)	$(10,197)	$(58,361)	$(19,520)
Add stock-based employee compensation expense included in reported net loss	239	354	765	748
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(713)	(4,265)	(1,506)	(8,014)
Pro forma net loss from continuing operations	$(50,066)	$(14,108)	$(59,102)	$(26,786)
Pro forma net loss from continuing operations per share	$(1.14)	$(0.33)	$(1.36)	$(0.63)

(f)  EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share,” and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  As the Company has had a net loss from continuing operations in each of the periods presented, basic and diluted net income (loss) per share are the same.  As of June 30, 2004 and June 30, 2003, options and warrants to purchase 3.4 million and 5.9 million shares of the Company’s common stock, have been excluded from the calculation of diluted net income (loss) per share because their inclusion would be anti-dilutive.

(g) GUARANTEES AND WARRANTY RESERVE

The Company has certain guarantees requiring disclosure under FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” as follows:

•                  The Company has guaranteed the payment of sublease rentals to our landlord on several properties the Company sublets.  The maximum aggregate guarantee on these properties is $967,000.

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

•                  As of June 30, 2004, approximately $7.9 million of the Company’s certificates of deposit were secured by an outstanding letter of credit established to secure the Mobile Government segment’s contract with Hamilton County, Ohio.  Additionally,

$2.0 million was in an escrow available to Lockheed Martin in the event of non-payment of liabilities for work performed by the Mobile Government segment on its Pennsylvania State Police contract.  Both the letter of credit and the escrow have been included as restricted cash in the accompanying consolidated balance sheets.

•                  In the Transportation segment, the Company has experienced warranty repair costs associated with its MobileMax™ product.   The Company has reserved approximately $346,000 for these repairs.

The following table provides the changes in the Company’s product warranties during the first and second quarter of 2004 and 2003:

(IN THOUSANDS)	2004	2003
Warranty liability balance at beginning of period	$847	$788
Liabilities accrued for warranties issued during the first quarter	58	634
Changes in liability for warranties during the first quarter, including claims paid and expirations	(58)	(134)
Warranty liability balance at end first quarter	847	1,288
Liabilities accrued for warranties issued during the second quarter	69	298
Changes in liability for warranties during the second quarter, including claims paid and expirations	(175)	(326)
Warranty liability balance at end second quarter	$741	$1,260

NOTE (3)  SALE OF DISCONTINUED OPERATIONS

On January 13, 2004, Aether completed the sale of its EMS segment to TeleCommunication Systems, Inc. (“TCS”).  Pursuant to the purchase agreement, as amended, Aether received $19 million for the EMS segment, consisting of $18 million in cash and a note in the principal amount of $1 million due in August 2004.  Aether also received 204,020 shares of TCS Class A common stock valued as of closing at approximately $1.1 million.  In April 2004 the Company sold these securities and received approximately $1.4 million in cash.  The total consideration is subject to adjustment following a post closing review of the working capital of the EMS segment.  The Company expects to complete the post closing review shortly and does not anticipate a material adjustment to the purchase price.

The following table provides the detail of the gain recognized on the sale of the EMS segment:

(IN THOUSANDS)	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Proceeds	$—	$20,143
Expenses	(217)	(1,751)
Net assets	(28)	(722)
Gain on sale of EMS segment	$(245)	$17,670

The summary of 2003 operating results from discontinued operations is as follows:

(IN THOUSANDS)	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Net sales	$13,292	$27,674
Restructuring charges	(2,320)	(2,741)
Net loss from discontinued operations	$(4,520)	$(7,637)

The Company did not allocate any interest income or expense to its segments.

The EMS segment generated approximately $260,000 and $416,000 of revenue from related parties for the three and six months ended June 30, 2003.  The related parties consisted of companies in which Aether had made an equity investment.

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

NOTE (4)  PROPOSED SALE OF TRANSPORTATION SEGMENT

On July 20, 2004, the Company announced that it has signed a definitive agreement to sell its Transportation segment to an affiliate of Platinum Equity Capital Partners L.P., Slingshot Acquisition Corporation (“Slingshot”) for $25.0 million in cash. Completion of the sale is subject to customary closing conditions, including the approval of Aether’s stockholders.  The purchase price is subject to a post-closing adjustment (up or down) to the extent the Transportation segment’s net working capital (as defined in the asset purchase agreement) is less than approximately $27.6 million (in which case the price will be adjusted down) or greater than approximately $28.2 million (in which case the price will be adjusted up).

The transaction is structured as a sale of assets and assumption of certain liabilities. The assets being sold consist of all of the assets used primarily in the Transportation segment.  Slingshot will assume responsibility for substantially all post-closing liabilities, and certain historical liabilities, of the Transportation segment, all as specified in the definitive asset purchase agreement.  Slingshot and Aether also plan to enter into a transition services agreement to provide for the orderly transition of the business to Slingshot.

In connection with the announced sale of the Transportation segment, the Company has recorded a non-cash impairment charge in the second quarter of 2004 of $26.6 million, as discussed in Note 2(d) above.

After impairment, assets and liabilities of the Transportation segment as of June 30, 2004 consisted of the following:

(IN THOUSANDS)	June 30, 2004

Accounts receivable, net	$4,705
Inventory, net	12,000
Property and equipment, net	5,223
Net investment in sales-type leases	11,719
Intangibles, net	3,945
Other assets	17,208
Total assets	$54,800

Accounts payable and accrued expenses	$4,677
Deferred revenue	27,199
Total liabilities	$31,876

NOTE (5) RESTRUCTURING CHARGES

On January 1, 2003, the Company adopted SFAS No. 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value.  The Company recorded charges to earnings for the three and six months ended June 30, 2003 of approximately $59,000 and $163,000, respectively, related to workforce reductions.  Employee separation benefits under the restructuring plan include severance, medical, and other benefits.

The Company recorded charges to earnings for the three and six months ended June 30, 2004 of approximately $275,000 and $774,000, respectively.  Employee separation benefits of approximately $348,000 under the restructuring plan include severance, medical and other benefits.  Facility closure and other costs of approximately $426,000 include expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.

A rollforward of the restructuring accrual is as follows:

(IN THOUSANDS)	Employee Separation Benefits	Facility Closure Costs and Other	Total
2003 Restructuring:
Restructuring liability as of December 31, 2002	$423	$32,029	$32,452
Charges	468	175	643
Adjustments	—	(271)	(271)
Net charge and adjustments to discontinued operations	967	4,818	5,785
Total restructuring charge for period ending December 31, 2003	$1,435	$4,722	$6,157
Cash payments	(1,458)	(35,674)	(37,132)
Restructuring liability as of December 31, 2003	$400	$1,077	$1,477

2004 Restructuring:
Charges	$348	$426	$774
Cash payments	(739)	(1,093)	(1,832)
Restructuring liability as of June 30, 2004	$9	$410	$419

NOTE (6)  RESIDENTIAL MORTGAGE-BACKED SECURITIES (RMBS) STRATEGY

The main focus of the Company’s future strategy will be the management of a leveraged portfolio of residential mortgage-backed securities.  During the second quarter of 2004, the Company took its first steps toward implementing this strategy.   In late June 2004, the Company purchased six forward option contracts representing commitments to make future purchases of mortgage-backed securities with a face value of $264.3 million.  These securities were intended to settle in August and September of 2004, for $266.4 million, which represents a premium of $2.1 million at the time of settlement.

During July 2004, the purchase commitments increased in value and the Company sold its position and realized a cash gain of approximately $1.8 million.  As of June 30, 2004, the Company’s purchase commitments had an unrealized gain of $866,000.  As of June 30, 2004, the Company recorded the $866,000 increase in market value as an asset in Prepaid and Other Current Assets in the condensed consolidated balance sheet and Unrealized Gain on Future Purchase Commitments in the condensed consolidated statement of operations.  The additional gain of approximately $1 million will be recorded in the third quarter of 2004.

In the future, the Company expects to enter into similar purchase commitments.  At the time of entering into these commitments, management will designate these as derivatives and account for them as cash flow hedges in accordance with the requirements of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  This accounting should enable the Company to defer recognition in the statement of operations of gains and losses on the commitments until the securities are sold or otherwise liquidated.

NOTE (7)  RELATED PARTY TRANSACTIONS

The Company receives benefit coordination services from Huber Oros, which is considered a related party because an owner of Huber Oros is related to a member of the Company’s senior management.  For the three and six months ended June 30, 2004, the Company recorded expenses related to Huber Oros of approximately $31,000 and $69,000, respectively.  For the three and six months ended June 30, 2003, the Company recorded expenses related to Huber Oros of approximately $27,000 and $57,000, respectively.  As of June 30, 2004 and December 31, 2003 there were no outstanding payables due to Huber Oros.

The Company also receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at that firm is a member of the Company’s Board of Directors.  For the three and six months ended June 30, 2004, the Company recorded expenses related to Kirkland & Ellis LLP of approximately $371,000 and $945,000, respectively.  We first retained Kirkland & Ellis LLP during the first half of 2003, and during that period, expenses related to Kirkland & Ellis LLP were approximately $50,000.  As of June 30, 2004 and December 31, 2003, the Company had outstanding payables of approximately $329,000 and $805,000, respectively, due to Kirkland & Ellis LLP.

NOTE (8)  LEGAL PROCEEDINGS

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

On June 14, 2004, the plaintiffs and issuer defendants presented the executed settlement agreement to Judge Scheindlin during a court conference.  Subsequently, plaintiffs made a motion for preliminary approval of the settlement agreement.  On July 14, 2004, the underwriter defendants filed a memorandum of law in opposition to plaintiffs’ motion for preliminary approval of the settlement agreement.  Reply briefs are due to be filed on August 4, 2004.  The settlement agreement is subject to the approval of the district court.

Aether is also a party to other legal proceedings in the normal course of business.  Based on our evaluation of these matters and discussions with counsel, the Company believes that liabilities arising from these matters will not have a material adverse effect on the consolidated results of its operations or financial position.

NOTE (9)  SEGMENT INFORMATION

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

Transportation

The Transportation segment provides mobile and wireless solutions to the transportation and fleet management industries.  The Company’s customers are primarily the owners and operators of truck and other vehicle fleets, including US Xpress Enterprises, Inc., TRL Inc. and Contract Freighters, Inc.  The Company’s products offer wireless data and asset tracking and vehicle positioning features.  The Company’s customers use these products to monitor the location, movement and status of their vehicles.  The Company’s products enable their customers to reduce trailer to tractor ratios and improve their operational efficiency.

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

(IN THOUSANDS) Three Months Ended June 30, 2003	Mobile Government	Transportation	Corporate & Other	Total
Revenue	$5,263	$9,202	$—	$14,465
Gross profit	4,042	4,093	—	8,135
Depreciation and amortization	755	802	818	2,375
Net income (loss) from continuing operations	$116	$(1,829)	$(8,484)	$(10,197)

(IN THOUSANDS) Three Months Ended June 30, 2004	Mobile Government	Transportation	Corporate & Other	Total
Revenue	$4,692	$7,729	$—	$12,421
Gross profit	2,953	2,622	—	5,575
Depreciation and amortization	693	979	475	2,147
Net loss from continuing operations	$(9,915)	$(29,114)	$(10,563)	$(49,592)

(IN THOUSANDS) Six Months Ended June 30, 2003	Mobile Government	Transportation	Corporate & Other	Total
Revenue	$10,794	$18,526	$—	$29,320
Gross profit	8,146	7,478	—	15,624
Depreciation and amortization	1,514	1,487	1,652	4,653
Net income (loss) from continuing operations	$454	$(4,182)	$(15,792)	$(19,520)

Total assets from continuing operations	$29,500	$82,500	$309,811	$421,811

(IN THOUSANDS) Six Months Ended June 30, 2004	Mobile Government	Transportation	Corporate & Other	Total
Revenue	$9,454	$15,436	$—	$24,890
Gross profit	6,064	5,286	—	11,350
Depreciation and amortization	1,380	1,958	1,103	4,441
Net loss from continuing operations	$(10,639)	$(31,745)	$(15,977)	$(58,361)

Total assets from continuing operations	$16,904	$54,800	$271,308	$343,012

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following description of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q, as well as the Audited Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 contained in our 2003 Annual Report on Form 10-K.

INTRODUCTION

Anticipated Effects of Strategic Decisions on Our Company

As a result of our strategic evaluation process (and consistent with our previously reported expectations), we expect that our business and our financial results will change significantly during the second half of this year.

On July 20, 2004, we signed a definitive agreement to sell our Transportation segment to an affiliate of Platinum Equity Capital Partners L.P., for $25 million in cash.  The purchase price is subject to a post-closing adjustment (up or down) to the extent the Transportation segment’s net working capital (as defined in the asset purchase agreement) is less than $27.6 million (in which case the price will be adjusted down) or greater than $28.2 million (in which case the price will be adjusted up).  The sale is subject to various closing conditions, including the approval of our stockholders.  For additional information on this pending sale, see Note 4 of the notes to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

When we announced this transaction on July 21, 2004, we also announced our intention to complete a transformation of our Company by pursuing two additional strategic activities:

•                  actively pursuing a sale of our Mobile Government business, and

•                  expanding our activities in managing a leveraged portfolio of mortgage-backed securities so that it will become the focus of our ongoing business.

These actions and decisions reflect the culmination of our detailed strategic review process.  As we have stated consistently in the past, in evaluating strategic options we have been pursuing two basic objectives:

•                  become profitable as quickly as possible, and

•                  enhance the value of our assets for our stockholders.

We believe that the sale of our existing businesses and a focus on building and managing a leveraged portfolio of mortgage-backed securities are consistent with these objectives.  Our existing businesses have not generated a profit and will require significant ongoing investment if they are to remain competitive and have the opportunity to achieve profitability (taking into account the corporate overhead expenses we incur to comply with our various obligations as a publicly traded company).  Although we considered potential acquisitions and other strategic initiatives to seek to enhance these businesses, we ultimately concluded that their sale was most consistent with our stated key objectives and in the best interests of our stockholders.

As previously reported, in January 2004, we sold our Enterprise Mobility Solutions segment, which had been our largest business segment.

For a discussion of the leveraged mortgage-backed securities business, including a discussion of risks and uncertainties relevant to that business, see the Current Report on Form 8-K that we filed with the SEC on June 10, 2004.  See also Note 6 of the notes to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for a discussion of our initial activities in the mortgage-backed securities business.

These strategic decisions have had and are expected to have several notable effects on our reported financial results and financial condition:

•                  In the second quarter of this year, we recorded a $26.6 million non-cash charge ($0.61 per share) to reflect a write-down of the fair value of the goodwill and long-lived assets on our balance sheet that are related to the Transportation segment.  This write-down reduces the value of the net assets to an amount that is consistent with the negotiated $25 million purchase price for the Transportation segment.

•                  When we receive stockholder approval of the sale of the Transportation segment, we will reclassify the results of the Transportation segment to “discontinued operations.”  The Transportation segment accounts for a substantial majority of our operating revenues and expenses.  Consequently, when the results of that segment are reclassified as “discontinued operations,” the operating revenues and expenses of our continuing operations will be significantly lower than they have been in the past.  As required by Generally Accepted Accounting Principles, we also will restate prior periods to reflect the reclassification of the Transportation segment to “discontinued operations” so that period-to-period results will be comparable.

•                  If we reach a definitive agreement to sell the Mobile Government segment, and we receive stockholder approval for such a sale, we also will reclassify the results of that business segment to “discontinued operations.”  In addition, we will restate prior period results to reflect this additional reclassification.  In this event, our operating revenues and expenses will reflect solely the results of our mortgage-backed securities business and the costs of running our business as a publicly traded company.

•                  As the result of our plan to sell our Mobile Government segment, we reevaluated the carrying value of our Mobile Government goodwill and recorded a $8.9 million non-cash charge ($0.20 per share) in the second quarter of 2004.

•                  As our business transitions from its current mobile and wireless data business activities to the management of a leveraged portfolio of residential mortgage-backed securities, our financial statements will change significantly.  We will no longer have revenue, cost of revenue or gross profit to report.  We are also likely to cease reporting research and development and selling and marketing expenses.  Our future income statement under the residential mortgage-backed securities strategy will focus primarily on interest income and expense, realized and unrealized gains on transactions and general and administrative expenses.  Our future balance sheet will be primarily comprised of cash, investments, repurchase liabilities (from reverse repurchase agreements which will be utilized to leverage our mortgage-backed securities portfolio), interest receivable and payable and other assets and liabilities.  We expect that substantially all of our available cash will be invested in residential mortgage-backed securities, and that we will use leverage, through short-term reverse repurchase agreements, to purchase additional residential mortgage-backed securities.  The reverse repurchase agreements will be collateralized by the mortgage-backed securities that we purchase, and we expect that once we have fully implemented our mortgage-backed securities strategy, we will leverage our cash investment between five and eight times.

•                  As we have announced, if we complete the sale of the Transportation segment, we intend to offer to repay at par, together with accrued but unpaid interest through the date of repayment, up to 100% of our $154.9 million of outstanding 6% convertible subordinated notes due March 2005.  Consistent with the terms of these notes, we will make this offer to noteholders promptly after completion of the sale transaction, and each noteholder will have 45 days to accept or reject the offer.  To the extent that some or all of our noteholders accept this offer, we will use a portion of our available cash to repay those notes that are delivered to us for early repayment in connection with the offer.  To the extent we repay notes early, the amount of our outstanding indebtedness will decline and we will cease to accrue interest on repaid notes.  Notes that are not repaid will remain outstanding and due at maturity in March 2005, in accordance with their existing terms.  Under the terms of these notes, we also have the right to redeem all or a portion of the notes at any time at a price of 101.2% of face value, plus accrued interest to the date of redemption.  We are required to provide notice to the noteholders of any decision to redeem the notes.  In the event the notes are retired early, we will write-off the portion of the unamortized deferred financing costs related to the notes that are retired, which could be up to $840,000 if all the notes are retired.

•                  If we are able to sell our Transportation and Mobile Government segments, we expect that we will reduce our corporate overhead and staffing significantly, to a level consistent with the needs of our ongoing business operations (the residential mortgage-backed securities strategy).  In this event, we would expect to eliminate research and development and sales and marketing expenditures.   We also would expect a reduction in general and administrative expenses, although we will still incur costs required of a public company, including insurance, audit and other outside professional services, compliance and various regulatory fees.  As the Company continues to implement its residential mortgage-backed securities strategy, it will rely on its investment advisor to recommend investments and funding and risk management strategies based upon its analysis of market conditions.  Additionally, the Company has engaged an independent third-party oversight advisor to assist it in evaluating the appropriateness of our investment advisor’s strategy recommendations and in monitoring the investment advisor’s adherence to pre-established investment strategy guidelines.

An important aspect of our ongoing strategy will be our ability to realize value, in the form of tax savings, from our accumulated net losses.  Under federal and state tax laws, we are permitted to use these losses to reduce the income taxes we otherwise would have to pay on future taxable income.  As a result, we could have little or no income tax liability for a period of time.  As of June 30, 2004, we have accumulated federal net operating losses totaling approximately $760.7 million that we can “carry forward” as potential tax deductions until they expire between 2012 and 2023.  In addition, we have incurred capital losses of approximately $193.4 million that we can “carry forward” as potential tax deductions (but only against capital gains) until they expire between 2006 and 2008.  We will only be able to realize value from the accumulated losses if we become profitable.  In addition, our ability to realize value from these accumulated losses also is subject to various risks and uncertainties, including regulations that may limit our ability to use these net losses under certain circumstances to reduce future taxes that we might otherwise owe.  For a discussion of these risks and uncertainties, as well as other important considerations relevant to our current and expected business activities, see the discussion under the heading “Risk Factors” below.

Risk Factors

Our current activities are subject to various important risks and uncertainties, including the following:

•                  We may not be able to complete the sale of the Transportation segment on the announced terms or at all, and in such event we might continue to operate this business.

•                  Under the terms of the asset purchase agreement for the sale of the Transportation segment, we may receive less than $25 million (as a result of our obligations under the post-closing net working capital adjustment provisions and our indemnity obligations).  In addition, we will be subject to contingent liabilities that could result in future costs relating to the sold business.

•                  We may not be able to sell the Mobile Government segment on terms that are acceptable to us, which would require us to consider other alternatives for that business.  One alternative would be continuing to operate this business.

•                  We have only recently begun our mortgage-backed securities activities, and there is no assurance that we will be able to manage this new business successfully or realize our objectives.

•                  If we do not sell one or both of our existing wireless and mobile data businesses, we may have to make additional changes to our planned business strategy, such as reducing the expected scope of our mortgage-backed securities activities, or pursuing other or additional strategic alternatives.

Our existing business activities and our planned strategic activities are subject to additional risks and uncertainties that are discussed under the heading “Risk Factors” in Part II of our 2003 Annual Report on Form 10-K.  In addition, our new mortgage-backed securities activities are subject to numerous risks and uncertainties that are discussed under the heading “Risk Factors” in the Current Report on Form 8-K that we filed with the SEC on June 10, 2004.  We also have set out below several additional tax and regulatory risks, uncertainties and other considerations that we believe would be relevant if we complete the planned transformation of our business to focus our activities on building and managing a leveraged portfolio of mortgage-backed securities.  We encourage you to carefully review all of these risk factors and considerations.  If any of them actually occur, our business, financial condition or results of operations could be materially adversely affected.

If building and managing a leveraged portfolio of mortgage-backed securities becomes our primary business activity, we may be subject to the following additional tax and regulatory risks and considerations:

The Internal Revenue Service may seek to impose the accumulated earnings tax on some or all of the taxable income we retain.

As a component of our mortgage-backed securities investment strategy, we may find it necessary to retain all or a substantial portion of future earnings to finance the development and growth of our business at least for several years.  Among other things, if the size of our mortgage-backed securities business grows significantly over time, we may seek to add to our employee base so that our staff will have additional industry-specific capabilities and expertise to help manage our portfolio.  In this event, we likely would reduce our reliance on outside professionals for such advice and assistance.  In addition, we may expand our corporate staff over time to enhance other corporate functions, such as financial, legal and other administrative and compliance activities, to the extent our business grows and makes such additions cost-effective.  As a result, we may not declare or pay any significant dividends on shares of our common stock for an extended period to conserve cash for our business needs.  If the IRS were to believe we were accumulating earnings beyond our reasonable business needs, the IRS could seek to impose an accumulated earnings tax, or AET, of 15% on our accumulated taxable income.  We do not believe that we will be subject to the AET due to various reasons, including the existence of our large deficit in accumulated earnings and profits.  However, the IRS may disagree with us on this point, and the IRS may attempt to impose the AET on all or a portion of our taxable income.  In such event, we would expect to challenge any attempt by the IRS to impose the AET on our business, but the outcome of such a challenge is uncertain.

If we were to distribute our accumulated taxable income for each year to our stockholders as dividends, we would not be subject to the AET for the amounts so distributed, but would only be subject to the AET for the amounts of earnings retained.  If we were to pay dividends to stockholders, these dividends would, generally speaking, be eligible to be treated as “qualified dividends” for federal income tax purposes, taxed at a maximum federal rate of 15%, assuming that the recipient stockholder meets the various requirements under the Internal Revenue Code for such treatment.  The maximum rate for qualified dividends is currently projected to increase to the maximum federal income tax rate applicable to ordinary income (currently at 35%) for tax years beginning after December 31, 2008 in accordance with the Jobs and Growth Tax Relief Reconciliation Act of 2003.

We expect to be subject to the alternative minimum tax, and our net loss carryforwards would not offset that tax in its entirety.

We do not plan to seek to qualify as a real estate investment trust.  We will continue to be subject to federal income tax, but as a result of our capital loss carryforwards and net operating loss carryforwards, we do not anticipate having any regular federal income tax obligation for the current fiscal year as well as for several years into the future.  We expect to incur alternative minimum tax obligations under our planned new business strategy because of the provisions of the alternative minimum tax that allow only 90% of our alternative minimum taxable income to be offset by alternative tax net operating loss carryforwards.  These provisions would result, in effect, in 10% of our alternative minimum taxable income being subject to the 20% alternative minimum tax assessed on corporations.  This amounts to a 2% effective tax rate on our alternative minimum taxable income.

If we were required to register as an investment company under the Investment Company Act of 1940, our business strategy would be materially and adversely affected.

If we are successful in selling the Transportation segment, and if we become primarily engaged in building and managing a leveraged portfolio of mortgage-backed securities, we expect to rely on an exemption from the Investment Company Act of 1940 for companies that are engaged primarily in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.  Under the current interpretation of the staff of the SEC, in order to meet the criteria for this exemption, we plan to maintain at least 55% of our assets in qualifying real estate interests, such as whole pool mortgage interests issued by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association or Government National Mortgage Association, and at least 25% of our assets in other real estate related assets, such as non-whole pool mortgage-backed securities.  This 25% minimum is reduced to the extent we invest more than 55% of our assets in qualifying real estate interests.  These requirements may limit our ability to purchase certain types of mortgage-backed securities that might otherwise be attractive and these restrictions could result in a lower level of income from our portfolio.  Changes in the Investment Company Act or the rules thereunder, or in the SEC staff’s interpretation of the statute and rules, could force us to sell a substantial portion of our portfolio under potentially adverse market conditions.  Were we to fail to qualify for this exemption from registration under the Investment Company Act of 1940, or if we were for any other reason required to register as an investment company, our ability to use leverage would be reduced substantially and we would not be able to pursue our mortgage-backed securities strategy as discussed herein.

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

The other costs of operating our businesses are our operating and our non-operating expenses.  Most of these expenses require us to spend cash to pay them.  These include salaries, bonuses and benefits for our employees, rental payments for our offices, legal, accounting and other professional fees and expenses, and other similar costs required in operating our businesses.

We also report our non-operating income.  Historically, this is interest income from our cash balances and our investments in United States Government Agency-sponsored securities.  However, during the second quarter of 2004 we liquidated our investment in these securities.  See Note 2(a) of the notes to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

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

As was the case in the latter part of 2003 and the first half of 2004, the strategic evaluation process and the uncertainty about our future direction has negatively affected the operating results of our existing businesses in the near term.  We expect that the results of our two mobile and wireless data businesses will continue to be negatively affected while the sale processes remain pending.  In addition, we will continue to incur additional expenses for the fees of our professional advisers, including our financial advisor and our legal counsel, while these sale processes continue.

Financial Condition.  In reviewing the discussion and analysis of the financial condition of our continuing operations that follows, you should consider the following:

Our business has never generated an operating profit.  Consequently, we have required funding from sources other than our business operations to run our business.  This funding has come principally from selling securities.  In October 1999, we completed our initial public offering, in which we sold stock and received net proceeds for us of $101.1 million (after paying underwriting discounts, commissions and other expenses of the offering).  In March 2000, we completed an additional sale of our stock that generated net proceeds for us of approximately $1.06 billion.  In 2001, we sold $310.5 million of 6% convertible subordinated notes due March 2005 and received net proceeds of $300.6 million.  We have not borrowed money from banks, and we currently do not have any agreements with banks that would allow us to borrow money.

In 2000, 2001 and 2002, we used cash from our sales of stock and our convertible subordinated notes, and we also issued additional shares of stock, to pay for the purchase of assets and businesses that allowed us to significantly expand the products and the services we offered in all of our segments.  We also used cash to fund our operating losses and to repurchase approximately 50% of the convertible subordinated notes at a discount during 2001 and 2002.

We now have cash balances of approximately $252.8 million (excluding restricted cash), and we have $154.9 million of outstanding convertible subordinated notes, which we will be required to repay on March 22, 2005 (unless we repay them earlier, as discussed above).  We also have various other obligations that we are required to pay over time under various contracts and agreements, as discussed in more detail below.

As discussed above, since our inception in 1996, we have accumulated substantial net operating losses that would be a valuable asset if we become profitable in the future and start to generate income that would be subject to income tax.

CRITICAL ACCOUNTING POLICIES

As we begin to execute our strategy to invest in residential mortgaged-backed securities (“RMBS”) our critical accounting policies will change.  In particular, we expect to become party to derivative instruments to hedge our exposure to changes in variable interest rates as well as hedges to manage our cash flow risk with respect to the purchase of various RMBS pools.

Our hedging activities will be accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivatives are recognized as either assets or liabilities and measured at fair value in the statement of financial position.  If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”), or (b) a hedge of the exposure to variable cash flows of a forecasted transaction (“cash flow hedge”).

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.  For a “fair value hedge”, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged.  The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.  For a “cash flow hedge”, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the gain or loss is reported in earnings immediately.

Our RMBS investments will likely be treated as available-for-sale and carried at fair market value.  Gains and losses will not be realized through our statements of operations until such time that securities are sold, unless a loss on a security is deemed to be other than temporary, in which case it will be recognized in the statement of operations immediately.  RMBS purchases will generally result in premiums or discounts, which we will amortize through interest income using the interest method over the expected life of the securities, in accordance with FAS 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Lease.”

For a discussion of all other critical accounting policies please see our 2003 Annual Report on Form 10-K.

COMPARISON OF RESULTS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

RESULTS OF CONTINUING OPERATIONS

In this section, when we discuss the results of our operations, we will be talking about our Mobile Government and Transportation segments, which we refer to as “continuing operations.”

During the second quarter and first six months of 2004 compared to the second quarter and first six months of 2003, our business experienced a decline in revenue and gross profit.   Our gross margin percentage also decreased from 2003 to 2004, and this, together with the decline in our revenue, caused our gross profit to decline.  Operating expenses were unfavorably impacted by impairment charges recorded to the Transportation and Mobile Government segments, causing a significant increase in our operating loss.  See Note 2(d) of the notes to our Consolidated Financial Statements included in Item 1 of Part I of the Quarterly Report for a discussion of the impairment charges.

A summary of our revenue, by business segment, follows:

Revenue:

	Mobile Government		Transportation		Total
	Three Months ended June 30		Three Months ended June 30		Three Months ended June 30
(IN THOUSANDS)	2003	2004	2003	2004	2003	2004
Subscriber	$197	$33	$7,070	$4,735	$7,267	$4,768
Software and Related Services	4,912	4,136	—	—	4,912	4,136
Hardware	154	523	2,132	2,994	2,286	3,517
Total	$5,263	$4,692	$9,202	$7,729	$14,465	$12,421

	Mobile Government		Transportation		Total
	Six Months ended June 30		Six Months ended June 30		Six Months ended June 30
(IN THOUSANDS)	2003	2004	2003	2004	2003	2004
Subscriber	$381	$101	$14,197	$9,943	$14,578	$10,044
Software and Related Services	10,169	8,366	—	—	10,169	8,366
Hardware	244	987	4,329	5,493	4,573	6,480
Total	$10,794	$9,454	$18,526	$15,436	$29,320	$24,890

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

Mobile Government revenue decreased $571,000, or approximately 11%, from the second quarter of 2003 to the second quarter of 2004, reflecting declines in both software and related services revenue and subscriber revenue, partially offset by a $369,000 increase in hardware revenue.  Software and related services revenue declined primarily due to a decrease in the volume of projects from period to period, partially offset by higher maintenance revenue.  Subscriber revenue declined as a result of expiring contracts for Blackberry and Pocketblue subscriptions.  As of January 2004, Mobile Government ceased to be a reseller of the Blackberry product, which was sold as part of our EMS segment.  Hardware revenue increased primarily because of the Hamilton County, Ohio project, which has a significant hardware component.

The trends described above for the quarter also apply to the six-month period ending June 30, 2004, as compared to the six-month period ending June 30, 2003.  Software and related services revenue decreases of $1.8 million were primarily due to a decline in the volume of projects, partially offset by higher maintenance revenue.  Subscriber revenue decreased $280,000 as a result of expiring Blackberry and Pocketblue subscriptions.  Hardware revenue increased $743,000 primarily due to the Hamilton County, OH project.

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

Transportation Subscribers:

Product	December 31, 2003	June 30, 2004
MobileMax™	29,442	30,384
GeoLogic™	1,313	3,477
HM 5000	7,482	5,669
Trackware	1,641	1,722
20/20V™	385	712
Total	40,263	41,964

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

 Subscriber revenue for the second quarter 2004 as compared to the second quarter of 2003, decreased $2.3 million, or approximately 33%, primarily due to decreased HM 5000 fees, but also due to a settlement related to outstanding MobileMax™ overage fees due from a significant customer in connection with the modification of the customer’s continuing service agreement.  During the same period, hardware revenue increased $862,000, or approximately 40%, due to increased sales of the MobileMax™ product and an increase of approximately $396,000 in spare parts sales.

During the six months ending June 30, 2004, as compared to June 30, 2003, subscriber revenue decreased $4.3 million, primarily due to a $4.9 million decrease in revenue from HM 5000 subscribers.  During the same period, hardware revenue increased $1.2 million, primarily due to increased sales of the MobileMax™ product and higher spare parts sales.

Transportation deferred revenue primarily relates to revenue from hardware sales that is recognized evenly over the service life of the customer.  As of December 31, 2003 and June 30, 2004, deferred Transportation revenue was $26.5 million and $27.2 million, respectively.  Transportation deferred revenue was essentially flat from the first quarter to the second quarter of 2004.  This lack of deferred revenue growth is reflective of flat sales in recent quarters primarily due to the impact on sales in the Transportation segment caused by the uncertainty of the divestiture process.

Gross Profit and Gross Margin:

	Mobile Government		Transportation		Total
	Three Months ended June 30		Three Months ended June 30		Three Months ended June 30
(IN THOUSANDS)	2003	2004	2003	2004	2003	2004
Gross Profit	$4,042	$2,953	$4,093	$2,622	$8,135	$5,575
Gross Margin	76.8%	62.9%	44.5%	33.9%	56.2%	44.9%

	Mobile Government		Transportation		Total
	Six Months ended June 30		Six Months ended June 30		Six Months ended June 30
(IN THOUSANDS)	2003	2004	2003	2004	2003	2004
Gross Profit	$8,146	$6,064	$7,478	$5,286	$15,624	$11,350
Gross Margin	75.5%	64.1%	40.4%	34.2%	53.3%	45.6%

Mobile Government

Mobile Government gross margin percentage decreased from 76.8% in the second quarter 2003 to 62.9% in the second quarter of 2004 primarily because the Hamilton County, OH project is such a large proportion of total revenue.  This project has a large hardware (low margin percentage) component and a lower-than-average software gross margin percentage.  Additionally, the second quarter of 2004 included a significant sale of third-party software, which has a lower gross margin percentage than software developed in-house.

During the six months ending June 30, 2004, as compared to the six months ended June 30, 2003, the Mobile Government gross margin percentage decreased from 75.5% to 64.1%.  The decrease is largely due to the transition from a significantly high gross margin percentage project (Pennsylvania State Police) during 2003 to a significantly lower gross margin percentage project (Hamilton County, OH) during 2004.

Transportation

Transportation gross margin percentage decreased from 44.5% in the second quarter 2003 to 33.9% in 2004, primarily due to a 15.4% decrease in hardware gross margin percentage, offset somewhat by a 5.8% increase in subscriber gross margin percentage.   The decreased hardware gross margin percentage was primarily due to MobileMax™ warranty costs, which were compounded by a temporary shortage of replacement units that forced us to advance higher-value new units to our customers until the issues could be resolved.   The increased subscriber gross margin percentage is primarily due to the transition from lower margin HM 5000 subscribers to higher margin MobileMax™ subscribers and realized airtime efficiencies.

During the six months ending June 30, 2004, as compared to the six months ending June 30, 2003 the Transportation gross margin percentage decreased from 40.4% to 34.2%.  As described above for the second quarter, the primary driver of the decrease was a depressed hardware margin, offset somewhat by a higher subscriber gross margin percentage.  The temporary shortage of replacement units that forced us to advance higher-value new units to our customers, primarily impacted the first four months of 2004.  Therefore, barring unanticipated future events, we expect hardware margins to improve over the remainder of 2004.

Operating Expenses

Our operating expenses increased $31.9 million from the second quarter 2003 to the second quarter 2004 and $29.7 million for the six months ending June 30, 2003 to the six months ending June 30, 2004.  In both periods, the increase was primarily due to the $35.6 million impairment charges taken to reduce the carrying value of Transportation and Mobile Government long-lived assets, offset somewhat by the results of our restructuring efforts, in which we streamlined our organization and reduced our workforce and facilities.

Operating Expenses:

(IN THOUSANDS)	Three Months Ended June 30, 2003	Three Months Ended June 30, 2004
Research and development (exclusive of option and warrant expense)	$2,691	$2,578
General and administrative (exclusive of option and warrant expense)	7,593	7,151
Selling and marketing (exclusive of option and warrant expense)	2,043	1,517
Depreciation and amortization	2,375	2,147
Option and warrant expense	354	239
Impairment of intangibles and other long-lived assets	1,588	35,550
Restructuring charge	59	275
(Gain) loss on disposal of assets	843	(22)
Total Operating Expenses	$17,546	$49,435

(IN THOUSANDS)	Six Months Ended June 30, 2003	Six Months Ended June 30, 2004
Research and development (exclusive of option and warrant expense)	$5,342	$5,126
General and administrative (exclusive of option and warrant expense)	15,749	13,616
Selling and marketing (exclusive of option and warrant expense)	4,343	3,388
Depreciation and amortization	4,653	4,441
Option and warrant expense	748	765
Impairment of intangibles and other long-lived assets	2,035	35,550
Restructuring charge	163	774
(Gain) loss on disposal of assets	838	(52)
Total Operating Expenses	$33,871	$63,608

Research and Development Expenses

Research and development (R&D) expenses consist primarily of cash compensation and related costs for engineers engaged in research and development activities and, to a lesser extent, costs of materials relating to these activities.  We expense research and development costs as we incur them.

R&D expenses decreased $113,000 from the second quarter of 2003 to the second quarter of 2004 and $216,000 from the six months ending June 30, 2003 to the six months ending June 30, 2004, primarily due to reduced personnel expenses.

General and Administrative Expenses

General and administrative (G&A) expenses consist primarily of cash compensation and related costs for general corporate personnel, along with rent, network operations costs, and general support costs.  These expenses also include the costs of outside professionals, including legal counsel, accountants and investment bankers.

G&A expenses decreased $442,000, or approximately 6%, from the second quarter of 2003 to the second quarter of 2004.  Of the decrease, approximately $778,000 was due to reduced personnel expenses, $439,000 was from reduced facility costs and $370,000 was from lower telecommunications costs.  These and other cost reductions were partially offset by increased investment banking fees and sales taxes.

During the six months ending June 30, 2004, as compared to June 30, 2003, G&A expenses decreased $2.1 million.  The largest decreases included $1.0 million of facility costs, $992,000 of personnel costs and $883,000 of contractor fees.  These and other decreases were partially offset by higher investment banking fees and other professional fees, including legal and accounting.

We report professional fees as part of Aether’s G&A expenses.  These are generated, partly, by the costs of being a public company.  These costs are partly associated with the implementation of corporate governance reforms consistent with the Sarbanes-Oxley Act of 2002 and Nasdaq National Market System listing requirements.  In the future, we expect to incur additional costs associated with the evaluation of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Selling and Marketing Expenses

Selling and marketing (S&M) expenses consist primarily of advertising and promotions, sales and marketing personnel, bad debt expense and travel and entertainment.

S&M expenses decreased $526,000, or approximately 26%, from the second quarter of 2003 to the second quarter of 2004.  Of the decrease, $296,000 was due to lower bad debt expense and $162,000 was due to reductions in personnel costs.

During the six months ending June 30, 2004, as compared to the six months ending June 30, 2003, S&M expenses decreased $955,000.  Of the decrease, personnel costs accounted for $492,000 and spending on advertising accounted for $337,000.

Depreciation and Amortization

Depreciation and amortization expenses consist primarily of the amortization of intangible assets obtained in connection with our acquisitions.  Depreciation and amortization expenses also include depreciation expenses arising from equipment purchased for our data centers and other property and equipment purchases.

Depreciation and amortization decreased slightly from 2003 to 2004, primarily as a result of the asset impairment charges taken during 2003.

Option and Warrant Expense

Option and warrant expense decreased approximately $115,000 from the second quarter of 2003 to the second quarter of 2004, primarily due to staffing reductions related to our restructuring efforts.  For additional information about option grants and other equity awards, see Note 2(e) of the notes to the Consolidated Financial Statements included in Item 1 of this Quarterly Report.

During the six months ending June 30, 2004, as compared to the six months ending June 30, 2003, option and warrant expense increased slightly, primarily due to the acceleration of option vesting related to certain executives who departed from the Company during the first quarter of 2004.

Impairment of Intangibles and Other Assets

Impairment charges for the second quarter of 2003 were approximately $1.6 million, which related to the impairment of property and equipment.  During the second quarter of 2004, impairment charges of $26.6 million and $8.9 million were recognized related to the valuation of the Transportation and Mobile Government segments, respectively.  See Note 2(d) of the notes to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

Impairment charges for the six months ended June 30, 2003 were $2.0 million and included the $1.6 million mentioned above and a $447,000 charge taken during the first quarter of 2004 related to the impairment of an asset held for sale.

Restructuring Charge

On January 1, 2003, the Company adopted SFAS No. 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value.  The Company recorded a charge to earnings for the three and six months ended June 30, 2003 of approximately $59,000 and $163,000, respectively, related to workforce reductions.  Employee separation benefits under the restructuring plan include severance, medical, and other benefits.

The Company recorded a charge to earnings for the three and six months ended June 30, 2004 of approximately $275,000 and $774,000, respectively.  Employee separation benefits of approximately $348,000 under the restructuring plan include severance, medical, and other benefits.  Facility closure and other costs of approximately $426,000 include expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.  See Note 5 of the notes to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

Other Income (Expense):

(IN THOUSANDS)	Three Months Ended June 30,2003	Three Months Ended June 30, 2004
Interest income	$1,813	$1,534
Interest expense	(2,609)	(2,604)
Equity in losses of investments	(33)	—
Unrealized gain on future purchase commitments	—	866
Investment gain (loss), including impairments, net	43	(5,528)
Total	$(786)	$(5,732)

(IN THOUSANDS)	Six Months Ended June 30, 2003	Six Months Ended June 30, 2004
Interest income	$4,154	$3,210
Interest expense	(5,211)	(5,208)
Equity in losses of investments	(92)	—
Unrealized gain on future purchase commitments	—	866
Investment gain (loss), including impairments, net	(124)	(4,971)
Total	$(1,273)	$(6,103)

Interest Income

Interest income consists primarily of interest income from cash equivalents and from investments with an average maturity of just over two years.  Interest income decreased from 2003 to 2004 as the result of a decreasing cash and investment balance over the years (as we continued to consume cash to fund our business), combined with declines in interest rates.

Interest Expense

Interest expense consists primarily of debt service on our 6% convertible subordinated notes due March 2005.  Interest expense was essentially flat from 2003 to 2004, and we expect it to continue at this level in 2004, unless we repurchase or redeem these Notes prior to their maturity, as discussed above under the heading “Introduction.”

Unrealized Gain on Future Purchase Commitments

In the second quarter of 2004, we had future purchase commitments that qualified as derivative transactions.  As of June 30, 2004, we recorded an $866,000 unrealized gain related to these positions.  In July 2004, we sold our positions and realized a gain of approximately $1.8 million.  See Note 6 of the notes to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for a discussion of this future purchase commitment, as well as the discussion under the heading “Critical Accounting Policies” above.

Investment Gain or Loss, Including Impairments, Net

During the second quarter of 2004, as the potential for a sale of the Transportation segment became more certain, we anticipated that we would need to have a substantial amount of cash available in the late third quarter or early fourth quarter of this year to meet potential repurchase obligations on our outstanding 6% convertible subordinated notes due March 2005, as discussed above under the heading “Introduction.”  In addition, as we began to implement our residential mortgage-backed securities strategy, we needed to have cash available to purchase mortgage-backed securities.  In light of recent and anticipated future increases in interest rates, management decided that it would be prudent to liquidate its holdings of United States Government Agency-sponsored securities with an average maturity of just over two years during the second quarter.  The market value of these securities had begun to decline in response to current and anticipated increases in interest rates, after an extended period of increasing market value in a declining interest rate environment.  In view of management’s expectations that the Company would need to have significant cash available in the near term and its belief, in light of market conditions and with the advice of the Company’s outside financial advisors, management concluded that liquidating these investments sooner, rather than later, was likely to avoid the Company experiencing an additional loss as a result of further market value declines.  The Company experienced a $5.5 million loss during the second quarter of

2004 in liquidating these securities before their maturity.  This loss was partially offset by gains of approximately $325,000 and $255,000 realized during the first six months of 2004 in connection with sales during the second quarter of one of our Aether Capital investments and our shares of stock of TeleCommunication Systems Inc., respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following table reflects use of net cash for operations, investing, and financing:

(IN THOUSANDS)	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net cash used in operating activities from continuing operations	$(13,143)	$(19,231)
Net cash provided by (used in) discontinued operations	481	(4,250)
Net cash used in operating activities	(12,662)	(23,481)
Net cash provided by investing activities	235,080	67,158
Net cash provided by financing activities	3,902	7,520
Net increase in cash and cash equivalents	$226,320	$51,197

Our operations have never generated positive cash flow.  Net cash used in operating activities was $12.7 million and $23.5 million for the six months ended June 30, 2004 and 2003, respectively.   The principal use of cash in each of these periods was to fund our losses from operations.  Net cash used in operating activities from continuing operations decreased significantly in 2004, due to a substantial reduction in operating expenses, increased accounts receivable collection efforts and reduced restructuring payments.  In addition, deferred revenue decreased by $1.3 million in 2004, as compared to an increase of $6.5 million in 2003.  Deferred revenue primarily relates to customer payments for hardware sales that are recognized evenly over the service life of the customer.

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

Net cash provided by investing activities was $235.1 million for the six months ended, June 30, 2004, consisting primarily of $216.8 million from the liquidation of investments (primarily United States Government Agency-sponsored securities) as discussed above under the heading “Investment Gain or Loss, Including Impairments, Net.” Additionally, we received $16.2 million from the sale of our EMS segment (which is an amount net of transaction expenses) and received $2.2 million from the sale of our investments in Veristar and Juniper stock.  Net cash provided by investing activities was $67.2 million for the six months ended, June 30, 2003.  We used approximately $793,000 for the purchase of property and equipment and received $65.5 million for the net sale of short-term and non-current investment instruments (primarily United States Government Agency-sponsored securities).

Net cash provided by financing activities was $3.9 million and $7.5 million for 2004 and 2003, respectively, consisting of decreases in restricted cash and proceeds that we received upon the exercise of stock options.

We believe that we have sufficient resources to cover our operating expenses and material commitments for at least the next 12 months, including expenses associated with our evaluation and implementation of strategic options.  Although our business continues to generate net losses that we must fund with our cash resources, we have reduced our net losses, and our consumption of cash, as a result of our restructuring efforts, which have greatly reduced our expenses.  Lower revenues and gross margins have offset a substantial portion of the benefit of our reduced operating expenses.  Our decisions to sell the Transportation segment, seek a buyer for the Mobile Government segment and move the principal focus of our business to the mortgage-backed securities strategy represents, in large part, our conclusions about how best to achieve profitability most rapidly, thereby conserving our existing cash resources and creating an opportunity to enhance value for our stockholders in the future.  To conserve our cash while our existing mobile and wireless data businesses continue to operate at a loss, we have limited our spending on new technology and product enhancements.  This may place us at a competitive disadvantage in seeking to retain existing customers and win new customers, particularly where we are competing against companies with greater resources to spend on technology and product development.

In March 2005, we will be required to repay our 6% convertible subordinated notes, which will consume a substantial portion of our existing cash resources. As discussed above under the heading “Introduction,” we may be required to offer to repurchase these notes prior to their maturity (following a sale of the Transportation segment), and we also have the right to redeem the notes at any time at 101.2% of face value, plus accrued but unpaid interest through redemption.

Our mortgage-backed securities strategy requires the use of leverage, which we expect to obtain by entering into short-term reverse repurchase agreements.  Under these repurchase agreements, the Company will sell securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledge collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledge collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then prevailing financing rate. These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

There is no assurance that we will be able to secure such borrowings on acceptable terms, and if we are not able to obtain the amount of leverage we desire, the results of our mortgage-backed securities strategy may be adversely affected.  Please see the Current Report on Form 8-K that we filed with the SEC on June 10, 2004 for a discussion of this leverage component, including risks and uncertainties associated with the use of leverage in implementing our mortgage-backed securities strategy.

If we are unable to sell one or both of our existing mobile and wireless data businesses, we may have to alter our business strategy for the future.  Any new strategy may require additional third-party funding, which we may seek through the sale of equity or debt securities, or from bank borrowings.  There is no assurance that we will be able to obtain such additional funding on favorable terms or at all.

CONTRACTUAL OBLIGATIONS

Our contractual obligations have not changed materially since last reported in our 2003 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties.  When used herein, the words “anticipate”, “believe”, “estimate”, “intend”, “may”, “will”, and “expect” and similar expressions as they relate to our Company or its management are intended to identify such forward-looking statements.  Forward-looking statements are based on our current expectations and assumptions, which are subject to risks and uncertainties.  They are not guarantees of our future performance or results.  The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  Factors that could cause or contribute to such differences include: (1) our ability to implement a business strategy that will achieve our objectives, including our ability to sell our existing businesses on agreed terms or at all, (2) our ability to realize value from our accumulated net operating and net capital losses, (3) potential liabilities relating to sales of our assets, (4) the impact of pending asset sales and the announced plan to move to a focus on residential mortgage-backed securities on the performance of our existing businesses and our ability to retain sufficient staffing to manage our business appropriately, (5) our ability to manage the interest rate risk and leverage of our portfolio of residential mortgage-backed securities, and (6) other factors discussed in our filings with the Securities and Exchange Commission.  Aether undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  These and other risks and uncertainties are discussed in detail above under the heading “Risk Factors,” and in our 2003 Annual Report on Form 10-K and the Current Report on Form 8-K that we filed with the SEC on June 10, 2004.  All of these discussions should be reviewed carefully.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain instruments subject to interest rate risk. We categorize all of our market risk sensitive instruments as non-trading or other instruments.

Interest Rate Sensitivity

Our cash and cash equivalents and short-term investments are exposed to interest rate risk.  Our investment policy calls for investment in short-term, low risk instruments. At June 30, 2004, we had $264.1 million invested in short-term U. S. government securities and money market funds, following the liquidation of our investments in Government Agency-sponsored securities.  During the second quarter 2004, we entered into a forward purchase commitment agreement to purchase $266 million in mortgage-backed securities; as a result we liquidated our investments in United States Government Agency-sponsored securities.  A decline in market rates of interest could reduce the amount of interest income we receive from our invested cash, but also could increase the market value of investments we hold that bear higher interest rates.  Conversely, if interest rates were to rise, our interest income from cash equivalents might increase and the value of our investments could decline.  As of June 30,2004, an increase or decrease in interest rates would not have a significant effect on our financial statements since all of our cash was invested in short-term U.S. government securities and money market funds.

As we shift the focus of our business operations to management of a portfolio of residential mortgage-backed securities, the results of our operations will be affected by various factors, many of which are beyond our control.  The results of our operations will primarily depend on, among other things, the amount of our net interest income, the market value of our assets and the supply of and demand for such assets.  Net interest income, which reflects the amortization of purchase premiums and discounts, will vary primarily as a result of changes in interest rates, borrowing costs and prepayment rates, the behavior of which involves various risks and uncertainties.  Prepayment rates, as reflected by the Constant Prepayment Rate (CPR), and interest rates will vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty.  In general, as prepayment rates on our residential mortgage-backed securities portfolio increase, related purchase premium and discount amortization increase, thereby affecting the yield on such assets.

As part of our investment strategy, we may also utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of interest rates on our operations.  If we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and that the losses may exceed the amount we invested in the instruments.  Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates.

We are exposed to market risk on the 6% convertible subordinated notes due March 2005, which pay a fixed rate of interest. The fair value of this fixed rate debt is sensitive to changes in interest rates. If market rates decline, the value of the Notes is likely to increase, and the rate of interest we would be required to pay could be above current market rates of interest. If market rates rise, the fair value of the Notes is likely to decline, and the interest rate on the Notes could be lower than current market rates. Under our current policy, we do not use interest rate derivative instruments to manage our risk of interest rate fluctuations.  Because the interest rate payable on the Notes is fixed at 6%, changes in market interest rates do not alter our cash flow obligations to service the Notes.  We have no other long-term debt obligations.

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

As of the end of the second quarter of 2004, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2004, our disclosure controls and procedures were adequate and effective and provide Aether with a reasonable level of assurance that material information required to be disclosed in filings with the SEC is accumulated and communicated to management in a timely manner.  In addition, no change, in our internal control over financial reporting occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

In connection with the implementation of our residential mortgage-backed securities strategy and the anticipated sale of our existing businesses, we are in the process of evaluating our existing disclosure controls and procedures and identifying changes or additions that may be necessary or appropriate to reflect the changes in our business.  We expect to implement such changes or additions during the second half of this year, as we complete business sales and alter our operations to focus on the residential mortgage-backed securities strategy.

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

On June 14, 2004, the plaintiffs and issuer defendants presented the executed settlement agreement to Judge Scheindlin during a court conference.  Subsequently, plaintiffs made a motion for preliminary approval of the settlement agreement.  On July 14, 2004, the underwriter defendants filed a memorandum of law in opposition to plaintiffs’ motion for preliminary approval of the settlement agreement.  Reply briefs are due to be filed on August 4, 2004.  The settlement agreement is subject to the approval of the district court.

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

Not Applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders, which was held on June 11, 2004, 41,270,039 shares of Aether’s common stock were present or represented by proxies at the meeting.  This represented more than 94% of the Company’s shares outstanding.

The individuals named below were re-elected to serve as directors of the Company until the next annual meeting:

	Total Vote For Each Director	Total Vote Withheld For Each Director
J. Carter Beese, Jr.	40,491,580	778,459
James Brady	40,493,268	776,771
Jack B. Dunn IV	40,787,766	482,273
Edward J. Mathias	40,791,673	478,366
David S. Oros	40,633,146	636,893
George P. Stamas	37,634,068	3,635,971
Truman T. Semans	40,484,642	785,397

The stockholders also approved the engagement of KPMG as the Company’s independent public accountants by a vote of 40,610,507 total shares for its engagement and zero shares against with 67,068 shares abstaining from the vote.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1 - Asset Purchase Agreement dated July 20, 2004 by and among Aether Systems Inc., Slingshot Acquisition Corporation and Platinum Equity Capital Partners, L.P.

10.1 - Investment Management Agreement, dated June 8, 2004 by and between Aether Systems Inc., and FBR Investment Management Inc. (1)

10.2 - Principal Stockholder Agreement dated July 20, 2004 by and among David S. Oros, NexGen Technologies, L.L.C. and Slingshot Acquisition Corporation.

10.3 - Employment Memorandum dated May 1, 2004 by and between Aether Systems Inc. and Frank Briganti.

31.1 - Certification pursuant to 17 C.F.R § 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David S. Oros.

31.2 - Certification pursuant to 17 C.F.R § 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David C. Reymann.

32.1 - Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David S. Oros and David C. Reymann. *

Report on Form 8-K

The Company filed a current report on Form 8-K on May 6, 2004 pursuant to Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition) with respect to the Company’s financial results for the first quarter ended March 31, 2004.

The Company filed a current report on Form 8-K on June 10, 2004 pursuant to Item 5 (Other Events) with respect to the Company’s initial plans to invest in mortgage-backed securities.

* These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Quarterly Report on Form 10-Q or as a separate disclosure document.

(1) Incorporated by reference from our current report on Form 8-K, as filed with the Securities and Exchange Commission on June 10, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 9, 2004
Aether Systems, Inc.

By:	/s/ David C. Reymann
David C. Reymann
Chief Financial Officer
(Principal Financial and Accounting Officer)