Form 10-Q
period 2004-09-30
AETHER SYSTEMS INC
filed 2004-11-09
CIK 1093434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27707

AETHER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2186634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

621 E. Pratt Street Suite 601 Baltimore, MD (Address of principal executive offices)

21202 (Zip Code)

(Registrant’s telephone number, including area code): (443) 573-9400

11500 Cronridge Dr., Suite 110, Owings Mills, MD 21117
(former address)

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

As of November 4, 2004, 43,923,893 shares of the Registrant’s common stock, $.01 par value per share, were outstanding.

AETHER SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

INDEX

PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS
Condensed consolidated balance sheets as of September 30, 2004-unaudited and December 31, 2003
Condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2004 and 2003-unaudited
Condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003-unaudited
Notes to the unaudited condensed consolidated financial statements
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4:	CONTROLS AND PROCEDURES
PART II:	OTHER INFORMATION
ITEM 1:	LEGAL PROCEEDINGS
ITEM 2:	CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3:	DEFAULTS UPON SENIOR SECURITIES
ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5:	OTHER INFORMATION
ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

PART I—FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

AETHER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2004	December 31, 2003
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$206,860	$26,222
Short-term investments available for sale, at fair value	55,993	20
Mortgage-backed securities, at fair value	20,950	—
Interest receivable	311	1,567
Current assets from discontinued operations	—	55,649
Prepaid expenses and other current assets	2,400	1,153
Total current assets	286,514	84,611

Restricted cash	8,832	13,460
Investments available for sale (non-current)	—	220,849
Property and equipment, net	953	2,608
Investments not readily available for sale	171	2,273
Non-current assets from discontinued operations	—	71,984
Other assets, net	732	2,320
	$297,202	$398,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible subordinated notes payable	$154,912	$—
Accounts payable and accrued expenses	4,611	4,741
Accrued employee compensation and benefits	709	538
Current liabilities from discontinued operations	—	35,185
Restructuring reserve (current portion)	240	1,407
Accrued interest payable	206	2,529
Total current liabilities	160,678	44,400

Convertible subordinated notes payable	—	154,912
Restructuring reserve (less current portion)	—	70
Non-current liabilities from discontinued operations	—	19,419
Other long term liabilities	2,057	3
Total liabilities	162,735	218,804

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 43,874,387 and 42,918,408 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	439	429
Additional paid-in capital	2,592,900	2,589,608
Accumulated deficit	(2,458,720)	(2,414,283)
Foreign currency translation adjustment	—	3,830
Unrealized loss on investments available for sale, net	(152)	(283)
Total stockholders’ equity	134,467	179,301

Commitments and contingencies
Total liabilities and stockholders’ equity	$297,202	$398,105

See accompanying notes to Condensed Consolidated Financial Statements.

AETHER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Interest income from MBS portfolio	$256	$—	$256	$—
Interest expense from MBS portfolio	—	—	—	—
Net interest from MBS portfolio	256	—	256	—

Realized gain on sale of MBS	960	—	1,826	—

Operating expenses:
Selling, general and administrative (exclusive of option and warrant expense)	(2,703)	(2,025)	(9,676)	(11,535)
Depreciation and amortization	(445)	(663)	(1,547)	(2,315)
Option and warrant expense	(13)	(218)	(571)	(707)
Impairment of intangibles and other long-lived assets	—	—	—	(1,367)
Other expense, net	(146)	—	(93)	(838)
Restructuring charge	41	(101)	(649)	(205)
Total operating expenses	(3,266)	(3,007)	(12,536)	(16,967)
Operating loss	(2,050)	(3,007)	(10,454)	(16,967)

Other income (expense):
Interest income from money market accounts	614	1,138	3,222	4,734
Interest expense from subordinated notes payable	(2,604)	(2,576)	(7,811)	(7,787)
Equity in losses of investments	—	—	—	(92)
Investment gains (losses), including impairments, net	—	87	(4,971)	(37)
Loss from continuing operations	(4,040)	(4,358)	(20,014)	(20,149)
Loss from discontinued operations	(2,582)	(5,548)	(44,969)	(16,915)
Gain on sale of discontinued operations	2,876	—	20,546	—
Net loss	(3,746)	(9,906)	(44,437)	(37,064)
Other comprehensive income (loss):
Foreign currency translation adjustment	56	(155)	(3,830)	(707)
Unrealized holding gains (losses) on investments available for sale	(114)	8	131	(1,169)
Comprehensive loss	$(3,804)	$(10,053)	$(48,136)	$(38,940)

Net loss per share (basic and diluted) from continuing operations before discontinued operations	$(0.09)	$(0.10)	$(0.46)	$(0.47)
Net loss per share (basic and diluted) from discontinued operations	(0.06)	(0.13)	(1.03)	(0.40)
Gain on sale of discontinued operations	0.06	—	0.47	—
Net loss per share (basic and diluted)	$(0.09)	$(0.23)	$(1.02)	$(0.87)

Weighted average shares outstanding (basic and diluted)	43,840	42,762	43,639	42,406

See accompanying notes to Condensed Consolidated Financial Statements.

AETHER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(unaudited)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net loss from continuing operations	$(20,014)	$(20,149)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,547	2,315
Amortization of deferred financing fees	840	840
Realized gain on sale of MBS	(1,826)	—
Equity in losses of investments	—	92
Option and warrant expense	571	707
Impairment of intangibles and other long-lived assets	—	1,367
(Gain) loss on disposal of assets	(56)	838
Investment losses, including impairments, net	4,971	37
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(119)	(2,388)
Decrease in interest receivable	1,256	867
Decrease in accounts payable, accrued expenses, accrued employee compensation and benefits and interest payable	(2,282)	(4,600)
Increase (decrease) in restructuring reserve and other long term liabilities	817	(7,998)
Net cash used in operating activities from continuing operations	(14,295)	(28,072)
Net cash used in discontinued operations	(4,699)	(6,649)
Net cash used in operating activities	(18,994)	(34,721)

Cash flows from investing activities:
Sales and maturities of investments available for sale	1,210,648	456,900
Purchases of investments available for sale	(1,048,888)	(447,455)
Proceeds from sale of EMS segment, net of transaction costs	18,420	—
Proceeds from sale of Transportation segment, net of transaction costs	23,070	—
Proceeds from sale of Mobile Government segment, net of transaction costs	8,828	—
Purchases of property and equipment	(272)	(606)
Sales of property and equipment	13	5,793
Purchase of mortgage backed securities	(20,950)	—
Sales of long-term investments	2,203	354

Net cash provided by investing activities	193,072	14,986

Cash flows from financing activities:
(Increase) decrease in restricted cash	4,628	(7,863)
Exercise of options and warrants	1,932	904

Net cash provided by (used in) financing activities	6,560	(6,959)

Net increase (decrease) in cash and cash equivalents	180,638	(26,694)
Cash and cash equivalents, at beginning of period	26,222	56,227

Cash and cash equivalents, at end of period	$206,860	$29,533
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,294	$9,758

Supplemental disclosure of non-cash investing and financing activities:

In January 2004, in connection with the sale of the Enterprise Mobility Solutions segment, the Company received common stock of TeleCommunication Systems, Inc. and a note receivable with an estimated fair value of $1.1 million and $1.0 million, respectively.   The note was paid in full on August 14, 2004 and we sold the TCS common stock in April 2004 for approximately $1.4 million in cash.

For the nine months ended September 30, 2004 and 2003, the Company recorded unrealized holding gains and (losses) of approximately $131,000 and $(1.2) million, respectively, associated with its investments available for sale. These amounts have been reported through changes in stockholders’ equity.

See accompanying notes to Condensed Consolidated Financial Statements.

AETHER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1)  ORGANIZATION, DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

(a) ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Aether Systems, Inc. (the “Company” or “Aether”) was originally formed in January 1996.  The Company focuses its cash resources on investments in mortgaged-backed securities (“MBS”) as discussed in Note 7 below.

Effective January 2004, the Company sold the operations of its discontinued Enterprise Mobility Solutions (“EMS”) segment.  Effective September 17, 2004 and September 30, 2004 the Company sold the operations of its discontinued Transportation and Mobile Government segments, respectively.  The financial statements for all periods presented have been restated to present the results of operations of the Company’s EMS, Transportation, and Mobile Government segments as discontinued operations, as discussed in Note 3, Note 4, and Note 5 below.

During the third quarter, Aether decided to redeem the remainder of its outstanding 6% subordinated notes due March 22, 2005 for a price of 101.2%.  As a result, on October 4, 2004 Aether repurchased the notes for $157.1 million that consisted of $154.9 million in principal, a $1.9 million redemption premium, and approximately $310,000 in accrued interest.  In connection with the redemption, Aether will record a charge of approximately $2.4 million in the fourth quarter.  This charge will include the redemption premium of $1.9 million and a non-cash charge of approximately $560,000 related to the write-off of unamortized deferred financing costs.

Aether’s continuing operations consist of a single business segment — the MBS business.

As of November 5, 2004 the Company relocated its headquarters to 621 E. Pratt Street, Suite 601, Baltimore, MD  21202.  The Company believes this smaller office space is appropriate for the future operation of its MBS business.

(b) BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of Aether Systems, Inc. and its subsidiaries.  The Condensed Consolidated Balance Sheet as of September 30, 2004 and the Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the three and nine months ended September 30, 2004 and 2003, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003, have been prepared by the Company, without audit.  In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the Condensed Consolidated Financial Statements. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the operating results for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading.  These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  INVESTMENTS AVAILABLE FOR SALE

Investments available for sale consisted of highly liquid investments in United States Government Agency-sponsored securities with original maturities of less than four years.  As of December 31, 2003, investments available for sale totaling approximately $220.8 million had been classified as non-current assets.  The Company carries such investments at fair value.  Unrealized gains (losses) are excluded from earnings (loss) and are reported as a separate component of other comprehensive income (loss) until realized.  Realized gains and losses from the sale of these investments are determined on a specific identification basis.  During the second quarter of 2004, the Company liquidated these investments to meet anticipated cash requirements, and in doing so, experienced a $5.5 million loss.

(b)  USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates are used in accounting for, among other things, recoverability of long-lived assets and investments, depreciation and amortization, employee benefits, restructuring accruals, taxes and contingencies.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

(c)  IMPAIRMENTS

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

During 2003, the Company assessed the fair value of certain of its long-lived assets, including software, computer equipment, other tangible assets and identifiable intangible assets obtained in connection with acquisitions.  This assessment resulted in impairment charges of $1.4 million for the nine months ended September 30, 2003.  These charges are recorded in impairment of intangibles and other long-lived assets in the accompanying consolidated statements of operations.

(d)  STOCK OPTIONS AND WARRANTS

The Company accounts for equity-based employee compensation arrangements in accordance with the provisions of Accounting Principle Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FIN 44. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price.  All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.  SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.  The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

(IN THOUSANDS, EXCEPT PER SHARE	Three Months Ended September 30,		Nine Months Ended September 30,
DATA)	2004	2003	2004	2003
Net loss from continuing operations, as reported	$(4,040)	$(4,358)	$(20,014)	$(20,149)
Add stock-based employee compensation expense included in reported net loss	13	218	571	707
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(551)	(5,308)	(2,057)	(15,361)
Pro forma net loss from continuing operations	$(4,578)	$(9,448)	$(21,500)	$(34,803)
Pro forma net loss from continuing operations per share	$(0.10)	$(0.22)	$(0.49)	$(0.82)

(e)  EARNINGS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share,” and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  As the Company has had a net loss from continuing operations in each of the periods presented, basic and diluted net loss per share are the same.  As of September 30, 2004 and September 30, 2003, options and warrants to purchase 3.1 million and 6.0 million shares of the Company’s common stock, have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

(f) GUARANTEES

The Company has certain guarantees requiring disclosure under FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).

The Company has guaranteed the payment of assigned leases on properties related to its discontinued operations.  The maximum aggregate guarantee on these properties is approximately $833,000.

As of September 30, 2004, $7.9 million of the Company’s certificates of deposit were held on deposit to collateralize an irrevocable standby letter of credit that was put in place when our Mobile Government segment entered into a sales agreement with Hamilton County, Ohio to provide an automated field reporting solution and real time wireless data infrastructure under a sales agreement.  The letter of credit provides collateral assurance of performance under the sales agreement.  The terms of the sales agreement and the standby letter of credit state that Hamilton County can only draw on the letter of credit after (1) completing the internal dispute resolution process set forth in the sales agreement and (2) providing notice to Mobile Government of its intent to declare a default under the sales agreement and proceed against the letter of credit.  A draw of the funds under the letter of credit is subject to the limitations of liability contained in the sales agreement.  The letter of credit is required to remain in place through the earlier of the end of the warranty period or December 31, 2006.  The amount of the letter of credit can be reduced by 25% at the end of the third calendar month of the warranty period as long as certain conditions are met.

Although the Mobile Government segment was sold to BIO-key International, Inc. on September 30, 2004, the Company has agreed to maintain the $7.9 million letter of credit.  In consideration of this arrangement, and to assure the Company’s reimbursement of any amounts that Hamilton County collects by drawing on the letter of credit as a result of a default by the buyer, BIO-key International, Inc., BIO-key has provided the Company with a $1.0 million escrow and a $6.9 million subordinated secured promissory note (the “BIO-key Note”).  The Company is entitled to retain the $1.0 million and to demand payment under the BIO-key Note if Hamilton County draws on the letter of credit, except if the draw is due to Hamilton County’s failure to consent to assignment of the sales agreement to BIO-key.  Based on ongoing discussions with Hamilton County, the Company expects such consent to assignment to be approved by Hamilton County officials in November 2004.  The BIO-key Note is secured by a second lien on substantially all of BIO-key’s assets.  The lien is subordinated to $5.0 million of senior secured debt held by certain of BIO-key’s lenders.  The Company has evaluated its potential exposure under this arrangement in accordance with FIN 45.

Additionally, the Company is maintaining the facility lease for the Mobile Government headquarters in Massachusetts and sub-leasing it to BIO-key.  As a condition to consenting to the sublease, the landlord required the Company to maintain a $749,000 letter of credit to the landlord securing performance under the lease.  BIO-key has provided the Company with a $749,000 deposit that would be available in the event of BIO-key’s default on the sublease that results in a draw on the Company’s letter of credit.  The total remaining payments under both the lease and the sublease are approximately $4.8 million, and the lease expires in August 2008.

The Mobile Government transactions discussed above have been included in the accompanying consolidated balance sheet as follows:

(IN THOUSANDS)	Hamilton County, Ohio Contract	Massachusetts Facility Lease	Total
Restricted cash:
Certificates of deposit collateralizing letters of credit	$7,885	$749	$8,634
Other long-term liabilities:
Deposits from BIO-key available in the event of default	$1,000	$749	$1,749
Other	308	—	308

Total	$1,308	$749	$2,057

(g) DEFERRED TAX ASSETS

The Company has deferred tax assets as a result of accumulated operating and capital losses.  The Company will only be able to realize value from the accumulated operating losses if it becomes profitable and from the accumulated capital losses, only to the extent it can generate capital gains.  In addition, its ability to realize value from these accumulated losses is subject to various risks and uncertainties, including regulations that, under certain circumstances, may limit the Company’s ability to use these net losses to reduce future taxes that it might otherwise owe.  Management believes that as a result of its change in strategic direction, the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of all or a portion of its deferred tax assets.  However, the Company presently does not have sufficient objective evidence to support management’s belief and, accordingly, maintains a full valuation allowance for its net deferred tax assets as required by generally accepted accounting principles.

Under federal and state tax laws, the Company may use its accumulated losses to substantially reduce the income taxes it otherwise would have to pay on future taxable income.  As a result, the Company could have little or no income tax liability for a period of time.  As of September 30, 2004, the Company had accumulated federal net operating losses totaling approximately $750.0 million that it can “carry forward” as potential tax deductions until they expire between 2011 and 2024.  In addition, the Company has accumulated capital losses of approximately $220.0 million that it can “carry forward” as potential tax deductions (but only against net capital gains) until they expire between 2005 and 2009.

NOTE (3)  SALE OF DISCONTINUED OPERATIONS (EMS)

On January 13, 2004, Aether completed the sale of its EMS segment to TeleCommunication Systems, Inc. (“TCS”).  Pursuant to the purchase agreement, as amended, Aether received $19.0 million for the EMS segment, consisting of $18.0 million in cash and a note in the principal amount of $1.0 million due in August 2004.  Aether also received 204,020 shares of TCS Class A common stock valued as of closing at approximately $1.1 million.  In April 2004 the Company sold these securities and received approximately $1.4 million in cash.    In addition, the $1.0 million note from TCS was repaid in full on August 14, 2004.

The following table provides the detail of the gain recognized on the sale of the EMS segment:

(IN THOUSANDS)
Proceeds	$20,143
Expenses	(1,723)
Net assets	(750)
Gain on sale of EMS segment	$17,670

The summary of 2003 operating results from the EMS segment is as follows:

(IN THOUSANDS)	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Net sales	$13,499	$41,173
Net loss from discontinued operations	$(3,685)	$(11,322)

The Company did not allocate any interest income or expense to its segments.

The EMS segment generated approximately $320,000 and $736,000 of revenue from related parties for the three and nine months ended September 30, 2003, respectively.  The related parties consisted of companies in which Aether had made an equity investment.

Assets and liabilities of the EMS segment as of December 31, 2003 consisted of the following:

(IN THOUSANDS)	December 31, 2003

Cash and cash equivalents	$1,882
Accounts receivable, net	7,948
Inventory, net	886
Property and equipment, net	1,652
Other assets	1,851
Current and non-current assets from discontinued operations	$14,219

Accounts payable and accrued expenses	$6,756
Deferred revenue	2,914
Other liabilities	17
Current and non-current liabilities from discontinued operations	$9,687

NOTE (4)  SALE OF DISCONTINUED OPERATIONS (TRANSPORTATION)

On September 17, 2004, the Company sold its Transportation segment to an affiliate of Platinum Equity Capital Partners L.P., Slingshot Acquisition Corporation (“Slingshot”) for $25.0 million in cash. The purchase price is subject to a post-closing adjustment.  The transaction was structured as a sale of assets and assumption of certain liabilities. The assets sold consisted of all of the assets used primarily in the Transportation segment.  Slingshot assumed responsibility for substantially all post-closing liabilities and certain historical liabilities, of the Transportation segment.  Slingshot and Aether also entered into a transition services agreement to provide for the orderly transition of the business to Slingshot, which is expected to be completed by early 2005.

On October 27, 2004, the Company informed Slingshot that based on our calculation of net working capital, the purchase price should be reduced by approximately $67,000.  The estimated working capital adjustment is subject to final settlement with Slingshot.

In connection with the sale of the Transportation segment, the Company recorded a non-cash impairment charge in the second quarter of 2004 of $26.6 million.

The following table provides the detail of the gain recognized on the sale of the Transportation segment:

(IN THOUSANDS)
Proceeds	$25,000
Estimated working capital adjustment	(67)
Expenses	(1,930)
Net assets	(22,977)
Gain on sale of Transportation segment	$26

The summary of 2003 and 2004 operating results from Transportation are as follows:

(IN THOUSANDS)	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Net sales	$8,285	$7,566	$26,812	$23,002
Net loss from discontinued operations	$(2,362)	$(1,807)	$(6,547)	$(33,555)

The Company did not allocate any interest income or expense to its segments.

Assets and liabilities of the Transportation segment as of December 31, 2003 consisted of the following:

(IN THOUSANDS)	December 31, 2003

Accounts receivable, net	$5,703
Inventory, net	10,105
Property and equipment, net	6,096
Net investment in sales-type leases	11,401
Intangibles, net	21,106
Other assets	31,062
Current and non-current assets from discontinued operations	$85,473

Accounts payable and accrued expenses	$5,950
Deferred revenue	26,516
Current and non-current liabilities from discontinued operations	$32,466

NOTE (5)  SALE OF DISCONTINUED OPERATIONS (MOBILE GOVERNMENT)

On September 30, 2004, the Company sold its Mobile Government segment to BIO-key International, Inc. for $10.0 million in cash.  The purchase price is subject to a post-closing adjustment based upon net working capital.  On October 25, 2004 we informed BIO-key that based on our calculation of net working capital, the purchase price should be increased by approximately $343,000.  The estimated working capital adjustment is subject to final settlement with BIO-key.

The transaction was structured as a sale of assets and assumption of certain liabilities.  The assets sold consisted of all of the assets used in the Mobile Government segment.  BIO-key assumed responsibility for substantially all post-closing liabilities, and certain historical liabilities, of the Mobile Government segment.  BIO-key and Aether also entered into a transition services agreement to provide for the orderly transition of the business to BIO-key, which is expected to be completed by early 2005.

In connection with the sale of the Mobile Government segment, the Company recorded a non-cash impairment charge in the second quarter of 2004 of $8.9 million.

The following table provides the detail of the gain recognized on the sale of the Mobile Government segment:

(IN THOUSANDS)
Proceeds	$10,000
Estimated working capital adjustment	343
Expenses	(1,172)
Net assets	(6,013)
Hamilton County, OH guarantee	(308)
Gain on sale of Mobile Government segment	$2,850

The summary of 2003 and 2004 operating results from Mobile Government are as follows:

(IN THOUSANDS)	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Net sales	$5,406	$4,321	$16,200	$13,775
Net income (loss) from discontinued operations	$499	$(775)	$954	$(11,414)

The Company did not allocate any interest income or expense to its segments.

Assets and liabilities of the Mobile Government segment as December 31, 2003 consisted of the following:

(IN THOUSANDS)	December 31, 2003

Accounts receivable, net	$9,311
Inventory, net	47
Property and equipment, net	631
Intangibles, net	16,434
Other assets	1,518
Current and non-current assets from discontinued operations	$27,941

Accounts payable and accrued expenses	$4,175
Deferred revenue	7,656
Other liabilities	620
Current and non-current liabilities from discontinued operations	$12,451

NOTE (6) RESTRUCTURING CHARGES

On January 1, 2003, the Company adopted SFAS No. 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value.  The Company recorded charges to earnings for the three and nine months ended September 30, 2003 of approximately $101,000 and $205,000, respectively, related to workforce reductions.  Employee separation benefits under the restructuring plan include severance, medical, and other benefits.

During the third quarter of 2004, the Company reduced its restructuring accrual to reflect the early termination of a lease obligation, which resulted in a favorable restructuring charge of approximately $41,000.  For the nine months ended September 30, 2004, the Company recorded a charge to earnings of approximately $649,000.  Employee separation benefits of approximately $356,000 under the restructuring plan include severance, medical and other benefits.  Facility closure and other costs of approximately $293,000 include expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.

A rollforward of the restructuring accrual is as follows:

(IN THOUSANDS)	Employee Separation Benefits	Facility Closure Costs and Other	Total
2003 Restructuring:
Restructuring liability as of December 31, 2002	$423	$32,029	$32,452
Charges to continuing operations	198	108	306
Net charge and adjustments to discontinued operations	1,237	4,614	5,851
Cash payments	(1,458)	(35,674)	(37,132)
Restructuring liability as of December 31, 2003	400	1,077	1,477

2004 Restructuring:
Charges to continuing operations	356	453	809
Adjustments	—	(160)	(160)
Net charge and adjustments to discontinued operations	84	—	84
Cash payments	(749)	(1,221)	(1,970)
Restructuring liability as of September 30, 2004	$91	$149	$240

NOTE (7)  MORTGAGE-BACKED SECURITIES (MBS) STRATEGY

The main focus of the Company’s ongoing strategy will be the management of a leveraged portfolio of mortgage-backed securities (“MBS”).  During the second quarter of 2004, the Company took its first steps toward implementing this strategy.   In late June 2004, the Company purchased six forward option contracts representing commitments to make future purchases of mortgage-backed securities with an estimated face value of $264.3 million.  As of June 30, 2004, the Company’s purchase commitments had increased in value and the Company recorded an unrealized gain of approximately $866,000.  During the third quarter, the purchase commitments continued to increase in value and the Company sold its position, realizing a cash gain of $1.8 million.

During the third quarter, the Company purchased an MBS with a coupon rate of 3.928% and a maturity of October 1, 2034.  The table below summarizes the MBS portfolio as of September 30, 2004:

(IN THOUSANDS)	FHLMC	FNMA	GNMA	Total MBS
MBS, gross	$—	$20,781	$—	$20,781
Unamortized premium	—	244	—	244
Amortized cost	—	21,025	—	21,025
Net unrealized losses	—	(75)	—	(75)
Estimated fair value	$—	$20,950	$—	$20,950

The net unrealized loss is included as a component of other comprehensive income in stockholders’ equity.

As of September 30, 2004, the Company has an obligation to purchase another forward option contract, representing a commitment to make future purchases of MBS with an estimated face value of $42.3 million.  The purchase of these forward options was settled on October 28, 2004 for $42.8 million, reflecting a face value of $42.3 million and a premium of approximately $493,000.

In addition, as of September 30, 2004,  the Company has invested $56.0 million in highly-liquid investments in U.S. Government Agency-sponsored securities, which matured on October 25, 2004.  These securities are presented as short-term investments available for sale, at fair value in the accompanying consolidated balance sheet.

NOTE (8) RELATED PARTY TRANSACTIONS

The Company receives benefit coordination services from Huber Oros, which is considered a related party because an owner of Huber Oros is related to a member of the Company’s senior management.  For the three and nine months ended September 30, 2004, the Company recorded expenses related to Huber Oros of approximately $33,000 and $103,000, respectively.  For the three and nine months ended September 30, 2003, the Company recorded expenses related to Huber Oros of approximately $26,000 and $83,000, respectively.  As of September 30, 2004 and December 31, 2003 there were no outstanding payables due to Huber Oros.

The Company also receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at that firm is a member of the Company’s Board of Directors.  For the three and nine months ended September 30, 2004, the Company recorded expenses related to Kirkland & Ellis LLP of approximately $736,000 and $1.7 million, respectively.  For the three and nine months ended September 30, 2003, the Company recorded expenses related to Kirkland & Ellis LLP of approximately $387,000 and $437,000, respectively.   As of September 30, 2004 and December 31, 2003, the Company had outstanding payables of approximately $508,000 and $805,000, respectively, due to Kirkland & Ellis LLP.

NOTE (9) LEGAL PROCEEDINGS

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

On June 14, 2004, the plaintiffs and issuer defendants presented the executed settlement agreement to Judge Scheindlin during a court conference.  Subsequently, plaintiffs made a motion for preliminary approval of the settlement agreement.  On July 14, 2004, the underwriter defendants filed a memorandum of law in opposition to plaintiffs’ motion for preliminary approval of the settlement agreement.    Reply briefs have been submitted, and the parties are awaiting the court’s decision on the motion.  The settlement agreement is subject to the approval of the district court.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

You should read the following description of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q.  Much of the information contained in our Audited Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003, which are included in our 2003 Annual Report on Form 10-K, pertains to our mobile and wireless data businesses, which we sold during 2004.  We are no longer involved in the mobile and wireless data business, and our Company now focuses on managing a leveraged portfolio of investments in mortgage-backed securities (“MBS”).  The MBS business is discussed below and in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on June 10, 2004.

In this discussion and analysis, we explain our financial condition and the results of our operations.  Before discussing our financial condition and financial results, we provide information about our MBS business:

•      We describe our business of investing in MBS;

•      We discuss how we expect the MBS business will cause our financial statements to change, as compared to the  financial statements that we provided when we owned and operated mobile and wireless data businesses;

•      We describe the new critical accounting policies relevant to our MBS business; and

•      We discuss risk factors associated with our MBS business.

We then review the results of our continuing operations for the three and nine-month periods ended September 30, 2004 and the transitioning from our mobile and wireless businesses to the MBS business.  We next discuss our liquidity and capital resources, and we conclude this discussion and analysis with an examination of our exposure to various market risks.

OVERVIEW

As reported previously, we have been engaged in an extended evaluation of a range of strategic options for our business.  In deciding on what strategic options to implement, we have been guided by two basic objectives:  (1) become profitable as quickly as possible and (2) enhance the value of our assets for our stockholders.  In seeking to achieve these objectives, we identified the following critical operating goals:

•                  Reducing our operating losses and our overall cash consumption.

•                  Increasing the realized return on our assets (including significant cash balances available for investment).

•                  Generating taxable income from our business that would enable us to realize value from our substantial accumulated net loss carryforwards (as these losses would be available to reduce the amount of tax that we otherwise would have to pay on such income).

During the third quarter, as a result of this strategic review, and consistent with our stated objectives, we completed several important actions.

•                  We completed the sale of our Transportation segment.

•                  We completed the sale of our Mobile Government segment.

•                  We called for the redemption of the remaining $154.9 million balance of our outstanding 6% convertible subordinated notes (which we redeemed on October 4, 2004).

•                  We continued to build our MBS portfolio, which is now the focus of our business.

•                  We continued to streamline our organization and reduce operating expenses, to align both our staffing levels and our overhead expenses with the needs and objectives of our ongoing MBS business.

As a result of these actions, along with the transition from our historical businesses to our MBS business, our third quarter financial results, including our revenue and our operating expenses, differ (and we expect that in the future they will continue to differ) significantly from the results that we have reported in prior periods.  These actions also have had (and in the future we expect will have) a substantial effect on our financial condition.  These differences and effects are discussed below.

In addition, because we have not yet fully implemented our MBS strategy, and because our staffing and expense levels include certain costs associated with our historical operations and are not yet aligned with the needs and objectives of our ongoing business, our third quarter results, including our income and expenses, are not indicative of the results that we anticipate once we have fully implemented our MBS business.  Subject to market conditions that can affect our investment in and leveraging of our MBS portfolio, we expect that by the end of the first quarter of 2005, our results of operations will be more reflective of our ongoing MBS business.

Dispositions

As reported previously, we considered a variety of options for each of our three mobile and wireless data business segments, including continuing to make substantial operating changes or investments in those businesses, expanding one or more of them through acquisitions and/or strategic alliances, and selling one or more of them.  Our ultimate decision to sell each of these businesses reflected our judgment that, in the case of each operating segment, available alternatives (other than a sale) were less likely to help us achieve our key business objectives within a reasonable time.  At the same time, we identified the MBS business as an option that we believed offered a greater opportunity for us to accomplish our objectives.

In January 2004, we sold our EMS segment to TCS for $19.0 million in cash and a $1.0 million note (which was paid in full in August 2004).  For information on the details of this sale, see Note 3 of the notes to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

On September 17, 2004, we completed the sale of our Transportation segment to Slingshot for $25.0 million in cash.  For additional information on this sale, see Note 4 of the notes to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

On September 30, 2004, we completed the sale of our Mobile Government segment to BIO-key for $10.0 million in cash.  For additional information on this sale, see Note 5 of the notes to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

As a result of the sales to Slingshot and BIO-key, we have reclassified the results of the Transportation and Mobile Government segments to “discontinued operations.”  (The results of the EMS segment were reclassified to “discontinued operations” in 2003.)  These two operating segments accounted for all of the operating revenue and a significant portion of the operating expenses that we have previously reported during fiscal 2004.  Consequently, when the results of these segments are reclassified as “discontinued operations,” the operating revenues and expenses of our continuing operations are significantly lower than they have been in the past.  As required by generally accepted accounting principles, we have restated prior periods to reflect the reclassification of the Transportation and Mobile Government segments to “discontinued operations,” so that period-to-period results are comparable.

We may be subject to continuing liabilities as a result of our sales of our operating business.  Under the definitive purchase agreements, we have agreed to indemnify the buyers for certain breaches of representations and warranties and other covenants that we provided to TCS, Slingshot and BIO-key with respect to the sales of the EMS, Transportation and Mobile Government segments, respectively.  In addition, we remain fully liable for the operation of each of the business segments prior to the dispositions. We also have retained liability for certain continuing obligations associated with the Mobile Government segment, as described in Note 2 of the notes to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

MBS Business

Our business now focuses on managing a leveraged portfolio of investments in MBS.  We began to make investments in MBS during the second quarter of 2004, and have continued to implement our MBS business strategy gradually and conservatively.  As of September 30, 2004, we owned $21.0 million of MBS at fair value and had commitments to purchase an additional $42.3 million of MBS (which we purchased on October 28, 2004).  We plan to make additional investments in MBS and to begin leveraging our portfolio during the fourth quarter, with the objective of owning a leveraged MBS portfolio with a value of $750 million - $1 billion by the end of the first quarter 2005.  The timing and amount of MBS purchases that we make, as well as the level of leverage that we employ, will depend upon market conditions and the advice and recommendations of our outside professional investment and financial advisors.

To assist in the management of our MBS business, we have retained outside professional financial and investment advisors with substantial experience in the MBS market and in managing a leveraged portfolio of MBS investments.  In June 2004, we engaged FBR Investment Management, Inc. (“FBR”) as our outside investment advisor to carry out the day-to-day management of the MBS portfolio, subject to oversight by our management and our board of directors and to investment policies adopted by our board.  FBR currently manages a leveraged portfolio of mortgage-backed securities of more than $11 billion for one of its affiliates.  In addition, we have contracted with FinPro, Inc. (“FinPro”) to provide us with independent oversight of FBR and to assist us in developing, evaluating and managing our MBS strategy.  FinPro is an investment advisory and management consulting firm that specializes in providing financial advisory services to financial institutions.  FinPro has substantial experience in the MBS market and in related markets.

As we transition to our MBS business, we plan to reduce the size of our corporate staff significantly, so that our ongoing expenses are consistent with the requirements of our ongoing MBS business.  For example, we expect our general and administrative expenses to be significantly reduced, although we will still incur costs associated with being a public company, including insurance, audit and other outside professional services, compliance and various regulatory fees.  We also will continue to incur fees for our outside investment and financial advisors.

We expect to have our operations fully transitioned and our organization appropriately streamlined by early in 2005.  Through the balance of 2004, we remain obligated to provide certain transitional services and assistance to the buyers of our mobile and wireless data businesses.  These transitional services are provided pursuant to written agreement with the buyers, and we are paid an agreed fee for providing such services.  The services consist primarily of assistance with human resources and employee benefits, accounts payable, accounts receivable, billing and collections, network support and the transition of certain business services.  As these transitional service agreements expire, we will be able to reduce our staffing levels further.  In addition, we have relocated our corporate offices to a smaller leased facility in Baltimore, Maryland.  This new location will become our sole facility.  All existing leases (other than the lease in Massachusetts that we have sublet to BIO-key) expire during the first quarter of 2005.

Business Strategy

Pursuant to our MBS strategy, we plan to invest primarily in adjustable rate mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”) or the Government National Mortgage Association (“GNMA”), which represent obligations backed by pools of mortgage loans.  As part of this strategy, in order to generate higher returns, we will be leveraging our available cash by entering into short-term repurchase agreements with financial institutions that have received the highest available long-term debt rating from a nationally recognized rating agency.  Under our borrowing strategy, we will seek to keep the asset-to-equity ratio of our portfolio of MBS between 6:1 and 9:1.

In general, earnings from our leveraged portfolio of MBS would represent the spread between the interest income we earn on the MBS we own, less the interest expense we incur to finance the securities and the other expenses of managing the portfolio.  Such expenses include the management fee and the incentive fee we have agreed to pay FBR.  We expect the leveraged portfolio, net of fees and costs of managing the portfolio, will generate returns that are greater than those we earned on government agency sponsored securities, certificates of deposit and money market funds into which we formerly invested our excess cash.  However, as discussed below under the heading “Risk Factors,” our strategy of investing in MBS involves substantial risks and uncertainties that may cause actual returns to be less than expected.

An important aspect of our MBS strategy will be to realize value, in the form of tax savings, from our accumulated net loss carryforwards.  Under federal and state tax laws, we may use these losses to substantially reduce the income taxes we otherwise would have to pay on future taxable income.  As a result, we could have little or no income tax liability for a period of time.  As of September 30, 2004, we have accumulated federal net operating losses totaling approximately $750 million that we can “carry forward” as potential tax deductions until they expire between 2011 and 2024.  In addition, we have incurred capital losses of approximately $220 million that we can “carry forward” as potential tax deductions (but only against capital gains) until they expire between 2005 and 2009.  We will only be able to realize value from the accumulated losses if we become profitable.  In addition, our ability to realize value from these accumulated losses is subject to various risks and uncertainties, including regulations that, under certain circumstances, may limit our ability to use these net losses to reduce future taxes that we might otherwise owe.  For a discussion of these risks and uncertainties, as well as other important considerations relevant to our ongoing business, see the discussion below under the heading “Risk Factors.”

The Internal Revenue Code and applicable IRS regulations, contain limitations on certain changes in ownership of our stock by certain stockholders (generally persons who hold, or who acquire, at least 5% of our outstanding shares, calculated in accordance with IRS regulations) which, if exceeded, could reduce or eliminate our ability to use our accumulated net operating loss carryforwards and capital loss carryforwards in the future if those transactions created an “ownership change” under Section 382 of the Internal Revenue Code.  These same tax rules and the need to avoid an ownership change could also restrict the amount of additional shares we could issue to raise new capital for investment in MBS.  See “Risk Factors” below for an additional discussion of this risk.  In an effort to mitigate these risks, we are considering recommending to our shareholders a reorganization that would create transfer restrictions on our stock to reduce the risk that we would experience an ownership change under the tax laws which would limit our use of net loss carryforwards or otherwise restrict our ability to issue additional shares out of concern that such issuance (combined with such transfers) would create an ownership change.  If our board of directors concludes that these transfer restrictions are in the best interests of the Company and our stockholders, we will seek stockholder approval for the imposition of these restrictions.

In an effort to accelerate the realization of the value from our accumulated net operating loss and capital loss carryforwards , we expect to seek additional capital, from time to time, through periodic offerings of shares of our stock as market conditions allow.  In general, we expect to seek to sell shares at times when such sales will not be dilutive to the value of our outstanding shares at the time of any such offering.  This means we generally would not expect to sell shares at any time when the offering price is below the per share book value of our assets.  Because we cannot predict the future trading price of our stock, we cannot predict when or whether, we would be able to sell shares of stock to raise additional capital under the desired conditions.  In addition, as discussed above, provisions of the Internal Revenue code will limit the number of additional shares of stock we can sell from time to time without causing a limitation on our ability to use our accumulated loss carryforwards to reduce our future tax obligations.

Raising additional capital will allow us to expand our MBS portfolio (both by investing that capital in MBS and borrowing additional amounts to leverage the newly raised capital).  If we are successful in implementing our MBS strategy, an expanding portfolio will generate greater earnings, which will allow us to consume more of our loss carryforwards more quickly (and accelerate our realization of future tax savings).  As the size of our MBS business grows over time, we may seek to add to our employee base so that our staff will have additional industry-specific capabilities and expertise to help manage our portfolio.  In this event, we likely would reduce our reliance on outside professionals for such advice and assistance.  In addition, we may expand our corporate staff over time to enhance other corporate functions, such as financial, legal and other administrative and compliance activities, to the extent our business grows and makes such additions cost-effective.  Although we may choose to pay dividends in the future, we do not currently anticipate paying dividends to our stockholders in the near term as we seek to realize value from our loss carryforwards by increasing our earnings as quickly as possible.  Instead, we intend to re-invest earnings in our MBS business to promote the expansion of our MBS portfolio.  We expect that our net loss carryforwards will allow us to reinvest earnings without reduction for income tax payments for as long as those carryforwards remain available to us.

If we were to pay dividends to stockholders from current earnings, these dividends would, generally speaking, be eligible to be treated as “qualified dividends” for federal income tax purposes, currently taxed at a maximum federal rate of 15%, assuming that the recipient stockholder meets the various requirements under the Internal Revenue Code for such treatment.  The maximum rate for qualified dividends is currently projected to increase to the maximum federal income tax rate applicable to ordinary income (currently 35%) for tax years beginning after December 31, 2008 in accordance with the Jobs and Growth Tax Relief Reconciliation Act of 2003.

Use of Leverage

We expect to use short-term repurchase agreements as our principal source of financing in connection with leveraging our MBS portfolio.   Amounts due upon maturity of our repurchase agreements will be funded primarily through rollover/reissuance of new repurchase agreements along with principal and interest payments received from MBS we own.   At present, we have not entered into any repurchase agreements.  In the future, we anticipate that we will enter into repurchase agreements primarily with financial institutions that have the highest rating from a nationally recognized rating agency.  As of September 30, 2004, we had established master repurchase arrangements with four financial institutions, in amounts which we believe are currently in excess of our anticipated needs.  These master agreements do not constitute commitments by us or by the counterparties.

A repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing under which we effectively pledge our MBS as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral.  At the maturity of the repurchase agreement, we are required to repay the loan and correspondingly receive back our collateral.  While used as collateral, the MBS continue to pay principal and interest which are for our benefit.  In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the Bankruptcy Code, the effect of which, among other things, would be to allow the creditor under the agreement to avoid the automatic stay provisions of the Bankruptcy Code and to foreclose on the collateral agreement without delay.  In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured claim.  In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes.  These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.

Investment Approach and Policies

Our board of directors has authorized the investment of up to $100 million of our available cash in our MBS business.  We also are permitted to leverage our invested cash between five and eight times.  Our board may increase, decrease or waive these limitations in the future, at its discretion.  After giving effect to the redemption of our outstanding 6% convertible subordinated notes, and taking into account estimates of additional expenses we expect to incur in connection with the wind-down of our historical operations, we estimate that we will have between $128 million and $130 million of cash  (including restricted cash), cash equivalents and investments (including MBS held as of September 30, 2004) available to invest in the MBS business.  As of November 1, 2004, we held MBS with a fair market value of approximately $63.8 million.  If we were to invest all of our available cash, cash equivalents and investments as estimated above, in our MBS business, and if we incurred leverage of eight times our investment to purchase additional MBS, our total MBS portfolio would have a value (at cost) of more than $1.1 billion.

Our board of directors, after consultation with FBR, FinPro and other outside advisors, has adopted a set of investment guidelines and policies which govern our MBS business.  These guidelines and policies remain subject to ongoing review and refinement as we develop our MBS business, as well as amendment or waiver at the discretion of the board.  Under the terms of our management agreement with FBR, we must approve in advance any actions by FBR that are not within the scope of our guidelines and policies.  As a matter of corporate policy, we will not approve any action that deviates from our guidelines and policies unless such deviation has been reviewed with FinPro and, with the advice of management and FinPro, approved by our board of directors.

Our current MBS guidelines and policies include the following:

•      FBR must obtain our permission before purchasing MBS individually in an amount exceeding $50 million or purchasing hybrid adjustable rate MBS greater than 5 years to reset, fixed-rate MBS, or MBS derivatives.

•      The portfolio shall not exceed an asset-to-equity ratio of 9:1 or fall below an asset-to-equity ratio below 4:1 without our approval.

•      FBR may not enter into repurchase agreements on our behalf with any counter-party in an amount that would exceed 35% of the aggregate amount of our then outstanding repurchase agreements.

•      FBR may not enter into interest rate swap agreements or futures contracts without our prior approval.

•      Risk management systems will be used to actively monitor and manage our exposure to interest and mortgage prepayment rates, the shape of the yield curve, credit risk, risk of capital loss, the availability and cost of financing, and changing yield spreads relating to MBS.

Regulation

We are relying on an exception from the definition of an “investment company” set forth in Section 3(c)(5) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) for companies that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.  Absent such exemption, we would be required to register as an investment company under the Investment Company Act and would be required to comply with the various regulations adopted by the SEC for application to registered investment companies.  The staff of the SEC has expressed the view that, in order to be considered to be “primarily engaged” in the real estate business, a company must have at least 55% of its assets in qualifying real estate interests, which the SEC staff has said, through “no-action” positions, include whole pool mortgage interests issued by FHLMC, FNMA or GNMA, and at least 25% of its assets in other real estate related assets.  This 25% minimum is reduced to the extent a company invests more than 55% of its assets in qualifying real estate interests.  Neither the SEC nor its staff has defined the term “real estate related assets” for purposes of the 25% requirement set forth above.  The staff has indicated, however, that a loan will qualify as a real estate related asset if at least 55% of the fair market value of the loan is secured by real estate at the time the company acquires the loan.  The staff has also indicated that agency partial pool certificates and certain interests in companies that invest in mortgages or other interests in real estate are real estate related assets.  We intend to conduct our business in such a manner as to be excepted from the definition of an investment company under Section 3(c)(5) of the Investment Company Act.  The MBS investments we have purchased qualify as qualifying real estate assets, based on the current views of the SEC Staff.  If we failed to remain exempt from the regulations applicable to “investment companies,” our business could be adversely affected, as discussed below under the heading “Risk Factors.”

Competition

Our ability to generate income from our MBS business depends, in large part, on our ability to acquire MBS in the marketplace in order to assemble a leveraged MBS portfolio and earn favorable spreads over our cost of funds.  In acquiring MBS, we compete with real estate investment trusts (REITs), financial institutions, such as banks, life insurance companies, savings and loan associations, and institutional investors, such as mutual funds and pension funds, other lenders and other entities that purchase MBS, many of which have greater financial resources than we do.  The existence of these competitors, as well as the possibility of additional competitors in the future, may increase competition for the acquisition of MBS resulting in higher prices and lower yields on our assets.  In addition, we and other companies that invest in MBS may look to sell such investments at the most favorable prices when market conditions dictate in order to reduce our leverage or reduce the overall amount we have invested in MBS.  At such times, we likely will be competing with other sellers to obtain the best available sale prices for our MBS.  Our outside investment advisor acquires and sells MBS for an $11 billion portfolio that it manages for an affiliate.  This may create a conflict of interest with its obligations to us, as discussed below under the heading “Risk Factors.”

For additional information on our outside advisors, our investment management agreement with FBR, our MBS strategy (including leveraging and hedging strategies) and the kinds of securities in which we expect to invest, see our Current Report on Form 8-K, filed with the SEC on June 10, 2004.

IMPACT ON OUR FINANCIAL STATEMENTS

With the transition from our mobile and wireless data businesses to our MBS business, our financial statements are changing significantly.  We will no longer report revenue, cost of revenue or gross profit.  Instead, we expect that our income statement will consist primarily of interest income and expense, realized and unrealized gains on transactions and selling, general and administrative expenses.  We expect that our balance sheet will now be primarily comprised of cash, investments, repurchase agreements (borrowings that we will enter into to leverage our MBS portfolio), interest receivable and payable and other less significant assets and liabilities, including the fair value of derivative instruments.

Our Consolidated Financial Statements for the three and nine-month periods ended September 30, 2004 (as well as the balance sheet as of such date) that are included in Item 1 of Part I of this Quarterly Report on Form 10-Q do not fully reflect these anticipated changes.  This is principally due to the following:

•                  The results of operations, assets and liabilities of our Transportation and Mobile Government segments through the dates on which those businesses were sold are included in our financial statements as “discontinued operations.”

•                  We had not fully invested our cash in MBS, and our existing MBS investments had been held for a relatively short period of time.

•                  We had not entered into any repurchase agreements to leverage our MBS portfolio.

•                  We had not reduced our staffing or our ongoing corporate expenses to the levels expected to be necessary to manage the MBS business.

•                  We incurred a variety of expenses (including substantial investment banking and legal fees) in connection with the sale of our Transportation and Mobile Government businesses, as well as certain fees and expenses associated with the implementation of our MBS business.

As discussed above, we expect that over the next two quarters, our financial results and financial condition will continue to change as we fully implement our MBS strategy.  Also as discussed above, our historical financial results are not indicative of our future results.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies affect the amount of income and expense we record in each period as well as the value of our assets and liabilities.  In applying these critical accounting policies to the results of our business operations, we must make judgments that, if made differently, could have a positive or negative effect on our financial results.  We believe that our judgments are both reasonable and appropriate, in light of the relevant accounting rules.

As a result of the change in our business, we have adopted new critical accounting policies that are appropriate for our MBS business and will affect our future financial results.  The critical accounting policies discussed in our 2003 Annual Report on Form 10-K will no longer apply.  Instead, the following critical accounting policies will be applicable:

Mortgage-backed securities

We invest primarily in collateralized mortgage obligations and other MBS representing interests in or obligations backed by pools of mortgage loans.

Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires us to classify our investments as either trading investments, available-for-sale investments or held-to-maturity investments.  Although we generally intend to hold most of our investments until maturity, we may, from time to time, sell any of our investments as part of our overall management of our statement of financial condition.  Accordingly, this flexibility requires us to classify all of our mortgage-backed securities as available for sale.  All assets classified as available for sale are reported at fair value, based on market pricing estimates provided by independent pricing services and dealers who make markets in these financial instruments, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.

Unrealized losses on mortgage-backed securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the securities is adjusted.  We have had no such adjustments to our mortgage-backed securities to date.

Interest income is accrued based on the outstanding principal amount of the securities and their contractual terms.  Premiums and discounts associated with the purchase of the securities are amortized into interest income over the lives of the securities using the interest method in accordance with Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

MBS transactions are recorded on the trade date.  Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date.  Realized gains and losses on such transactions are determined on the specific identification basis.

Valuation of deferred tax assets

We have deferred tax assets as a result of years of accumulated operating losses resulting in net operating loss carryforwards.  Management believes we will achieve profitable operations in future years that will enable us to recover the benefit of our deferred tax assets.  However, we presently do not have sufficient objective evidence to support management’s belief and, accordingly, we maintain a full valuation allowance for our net deferred tax assets as required by generally accepted accounting principles.  When we have sufficient objective evidence, we will reduce our valuation allowance accordingly.

Guarantees

We have certain guarantees related to assigned leases requiring disclosure under FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  We also agreed to maintain a letter of credit as collateral assurance of performance for a significant Mobile Government contract.  This arrangement has also been evaluated in accordance with FIN 45.

RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.   When used in this Report, the words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect” and similar expressions as they relate to our company or our management are intended to identify a statement as a “forward-looking statement.”   Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  Factors that could cause or contribute to such differences include those discussed below.   Forward-looking statements reflect our reasonable beliefs and expectations as of the time we make them, and we have no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our activities are subject to various important risks and uncertainties, including the following:

Risks of Our MBS Business

We have only recently begun our MBS activities, and there is no assurance that we will be able to manage this new business successfully or realize our objectives.

Prior to entering the MBS business, we explored several strategic options with the assistance of outside advisors.  There is no assurance that we will be successful in managing a portfolio of MBS or that we will be able to generate a profit and create value for our stockholders.  The Company has historically invested its excess cash in United States Government Agency-sponsored securities and does not have any past experience with investments in MBS.  Our current management team has limited experience in the MBS markets, in making investments in MBS, or in managing a leveraged investment portfolio.  We have not developed an earnings history or experienced varying interest rate environments or market conditions.

An increase in prepayment rates may adversely affect us.

The MBS we plan to acquire are backed by pools of underlying mortgage loans.  We will receive payments, generally, from the payments that will be made on these underlying mortgage loans.  When borrowers prepay their mortgage loans at rates that are faster than expected, the result is that our MBS are prepaid faster than expected.  These accelerated prepayments may adversely affect the performance of our business.

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict.  Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.

We may purchase MBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we would likely pay a premium over the market value to acquire the security.  In accordance with accounting rules, we will amortize this premium ratably over the term of the MBS.  If the MBS is prepaid in whole or in part prior to its maturity date, however, we will be required to expense all (or a corresponding portion, in the case of a partial prepayment) of the remaining unamortized portion of the premium.  This accelerated expensing would negatively impact the yield from the MBS .

We may seek to reduce the potential negative impact of increased prepayments by acquiring MBS at a discount.  In accordance with generally accepted accounting principles, we will recognize this discount ratably over the term of the MBS.  If a discounted security is prepaid in whole or in part prior to its maturity date, we will recognize income equal to the amount of the discount not previously recognized (or a portion of such remaining discount, in the case of a partial prepayment).  Consequently, the reported performance of our business would be enhanced if discounted securities are prepaid faster than expected.

While we will seek to minimize prepayment risk to the extent practical, in selecting investments we will manage the prepayment risk against other risks and the potential returns of each investment.  No strategy, however, can completely insulate us from prepayment risk.

An increase in interest rates might adversely affect the book value of our MBS.

Increases in the general level of interest rates can cause the fair market value of our assets to decline, particularly those mortgage-backed securities whose underlying mortgages have fixed-rate components.  Our hybrid adjustable-rate MBS (during the fixed-rate component of the mortgages underlying such securities) will generally be more negatively affected by such increases than our adjustable-rate mortgage securities.  In accordance with GAAP, we will be required to reduce the carrying value of our mortgage-backed securities by the amount of any decrease in the fair value of our mortgage-backed securities compared to their respective amortized costs.  If unrealized losses in fair value occur, we will have to either reduce current earnings or reduce stockholders’ equity without immediately affecting current earnings, depending on how we classify such mortgage-backed securities under GAAP.  In either case, our net book value will decrease to the extent of any realized or unrealized losses in fair value.

We depend on borrowings to purchase our MBS and reach our desired amount of leverage. If we fail to obtain or renew sufficient funding on favorable terms or at all, we will be limited in our ability to acquire mortgage-related assets, which will harm our results of operations.

We will depend on short-term borrowings, primarily repurchase agreements, to fund purchases of MBS and reach our desired amount of leverage. Accordingly, our ability to achieve our investment and leverage objectives depends on our ability to enter into repurchase agreements in sufficient amounts and on favorable terms. In addition, we must be able to renew or replace our maturing repurchase agreements on a continuous basis. We currently have uncommitted repurchase arrangements with four lenders to provide financing for our purchases of MBS.  If our lenders do not allow us to renew our borrowings, and if we cannot replace maturing borrowings on favorable terms or at all, we might have to sell our MBS under adverse market conditions, which would harm our results of operations and may result in permanent losses.

Our cash balances and cash flows may become limited relative to our cash needs.

We need cash to meet our working capital and other needs.  Cash is required to pay our operating expenses and fund our investments.  Cash flows from principal repayments could be reduced should prepayments slow or should credit quality trends deteriorate.  We intend to maintain what we believe are ample cash balances to meet our projected needs.  In the event, however, that our liquidity needs exceed our access to liquidity, we may need to sell assets at an inopportune time, which could negatively impact our business.

Limitations on our ability to raise additional capital through sales of shares of our capital stock may restrict our ability to address liquidity needs through stock issuances and may limit our ability to expand our MBS portfolio by raising additional capital through such stock offerings.

Because of limitations imposed by sections 382 and 383 of the Internal Revenue Code, which regulate our ability to use our accumulated net operating loss carryforwards and capital loss carryforwards in the future (as discussed below), there are limits on the number of additional shares of stock we can sell to raise additional capital.  Accordingly, assuming market conditions would otherwise permit us to sell additional shares of our stock, this legal limit may prevent us from raising as much additional capital through sales of our stock as we might want or need at any particular time.  As a result, we may be unable to address a specific liquidity need through a sale of our stock.  We also may not be able to increase the size of our MBS portfolio as much or as rapidly as we would otherwise like, because of limits on our ability to raise additional cash through stock offerings.

We may change our investment policies and guidelines without stockholder approval.

Our board of directors and management determine all of our investment policies and guidelines.  Although there is currently no plan to amend or revise these policies, the board of directors and management may amend or revise these investment policies and guidelines at any time without notice to stockholders.  Changes to the leverage ratio, types of securities included in our portfolio and changes to our risk management policies could adversely affect our financial condition, results of operations, or the market price of our common stock.

Competition may increase and negatively impact our business.

The success of our business depends, in large part, on our ability to acquire MBS at favorable spreads over borrowing costs, as well as our ability to sell MBS at favorable prices when necessary in response to changing market conditions.  In acquiring and selling MBS, we compete against REITs, financial institutions, such as banks, savings and loans, life insurance companies and institutional investors such as mutual funds and pension funds.  Many of these entities have greater financial resources than us and as a result, we may not be able to acquire sufficient MBS at favorable spreads over our borrowing costs.  In addition, we may face competition for a limited number of buyers at a time when we are seeking to sell MBS, which could result in us receiving less favorable prices for MBS that we sell.  Existing competitors may grow, and new competition may enter the market over time, all of which can increase competition and may result in less favorable pricing and lower yields on assets.

Defaults on the mortgage loans underlying our MBS may reduce the value of our investment portfolio and may harm our results of operations.

We bear the risk of any losses resulting from any defaults on the mortgage loans underlying the MBS in our investment portfolio.  The mortgage-backed securities that we purchase will be subject to limited guarantees of the payment of limited amounts of principal and interest on mortgage loans underlying such MBS, either by federal government agencies, including Ginnie Mae, by federally-chartered corporations, including Fannie Mae and Freddie Mac, or by other corporate guarantors.  While Ginnie Mae’s obligations are backed by the full faith and credit of the United States, the obligations of Fannie Mae and Freddie Mac and other corporate guarantors are solely their own.  As a result, a substantial deterioration in the financial strength of Fannie Mae, Freddie Mac or other corporate guarantors could increase our exposure to future delinquencies, defaults or credit losses on our holdings of Fannie Mae or Freddie Mac-backed MBS or other corporate-backed MBS, and could harm our results of operations.  In addition, while Freddie Mac guarantees the eventual payment of principal, it does not guarantee the timely payment thereof, and our results of operations may be harmed if borrowers are late or delinquent in their payments on mortgages underlying Freddie Mac-backed mortgage-backed securities.  Moreover, Fannie Mae, Freddie Mac, Ginnie Mae and other corporate guarantees relate only to payments of limited amounts of principal and interest on the mortgages underlying such agency-backed or corporate-backed securities, and do not guarantee the market value of such MBS or the yields on such MBS.  As a result, we remain subject to interest rate risks, prepayment risks, extension risks and other risks associated with our investment in such MBS and may experience losses in our investment portfolio.

A prolonged economic slow-down, a lengthy or severe recession or declining real estate values could harm our operations.

The residential mortgage market has experienced considerable growth during the past ten years, with total outstanding U.S. mortgage debt growing from approximately $3.2 trillion at the end of 1993 to approximately $7.3 trillion as of December 31, 2003, according to the Bond Market Association and the Federal Reserve.  If this growth cannot be sustained or we suffer an economic recession, the market for MBS will be adversely affected.

We may exceed our target leverage ratios.

We seek to maintain an asset-to-equity ratio between 6:1 and 9:1.  However, we are not required to stay within this ratio if our board of directors approves a deviation from established investment guidelines.  We will incur leverage by borrowing against a substantial portion of the market value of the MBS we acquire.  By incurring these borrowings we expect to be able to enhance our returns, but these borrowings, which are fundamental to our strategy, also create significant risks.  Historically, we have managed a business with relatively modest borrowings, as compared to our available cash resources.  Accordingly, we do not have experience managing a business within the constraints that can be imposed by the use of leverage. In addition, if we exceed this ratio, the adverse impact on our financial condition and results of operations from the types of risks described above would likely be more severe.

We may not be able to achieve our optimal leverage.

We intend to use leverage as a strategy to increase the return on our invested assets and to increase our earnings.  However we may not be able to achieve our desired leverage for any of the following reasons:

•                  after consulting with FBR and FinPro, we determine that leverage could expose us to unreasonable market risks;

•                  our lenders may not make funding available at acceptable rates; or

•                  our lenders may require that we provide additional collateral to cover our borrowings.

If we are not able to leverage our MBS portfolio to desired levels, our earnings likely will be lower and the yield on our invested assets also could be lower than if we were able to implement our MBS strategy with desired levels of leverage.

Borrowings may negatively affect the performance of our portfolio of MBS.

Because our MBS strategy will involve the use of leverage, our returns on invested capital and trading activities may be negatively affected or our MBS portfolio may incur substantial losses if our borrowing costs increase faster than the returns on our investments.  We expect that all of our borrowings will be collateralized borrowings in the form of repurchase agreements. If the interest rates on these repurchase agreements increase, this could adversely affect performance of our portfolio of MBS.  Our borrowing costs under repurchase agreements will generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin.  Our borrowing costs may increase for any of the following reasons:

•                  short-term interest rates increase;

•                  the market value of our investment securities decreases;

•                  interest rate volatility increases; and

•                  the availability of financing in the market decreases.

If borrowing costs exceed the yield on our portfolio of MBS, the financial results of our new MBS strategy will be negatively affected.

While we may use hedging strategies to manage interest-rate sensitivity of our borrowings, such strategies may not be effective under certain conditions and may have a negative effect on the performance of our portfolio of MBS.

Differences in timing of interest rate adjustments on our acquired securities and on our borrowings may adversely affect our MBS strategy and the returns on the portion of our cash we invest in MBS.

We will rely primarily on short-term borrowings to acquire MBS with long-term maturities. Accordingly, if short-term interest rates increase, this may adversely affect our investment strategy and the returns on our capital.  We expect all of the MBS we will acquire will be adjustable-rate securities.  This means that their interest rates may vary over time based upon changes in an objective index, such as:

•                  LIBOR:  The interest rate that banks in London offer for deposits in London of U.S. dollars.

•                  Treasury rate:  A monthly or weekly average yield of benchmark U.S. Treasury securities, as published by the Federal Reserve Board.

•                  CD Rate:  The weekly average of secondary market interest rates on six-month negotiable certificates of deposit, as published by the Federal Reserve Board.

These indices generally reflect short-term interest rates.  In a period of rising interest rates, we could experience a decrease in net income or a net loss from our MBS portfolio, because the interest rates on our borrowings likely will adjust upward faster than the interest rates on our adjustable-rate securities.

Interest rate caps may reduce the returns from our business.

Adjustable-rate MBS are typically subject to periodic and lifetime interest rate caps.  Periodic interest rate caps limit the amount an interest rate can increase during any given period.  Lifetime interest rate caps limit the amount an interest rate can increase over the life of the security.  Our borrowings will not be subject to similar restrictions.  Accordingly, in a period of rapidly increasing interest rates, we would experience a decrease in net income or experience a net loss from our MBS portfolio because increases in the interest rates on our borrowings will not be limited, while increases in the interest rates on our adjustable-rate securities would be capped.

Hedging against interest rate exposure may adversely affect performance of our portfolio of MBS.

We may enter into derivative transactions and other hedging strategies, such as interest rate swaps and caps, options to purchase swaps and caps, financial futures contracts and options on futures, that are intended to hedge our exposure to rising rates on funds borrowed to finance our investment securities. Interest rate hedging may fail to reduce exposure to interest rate and prepayment risks discussed in this “Risk Factors” section because, among other things:

•                  interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates, and the cost of implementing the hedge may offset its potential benefit;

•                  available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•                  the duration of the hedge may not match the duration of the related liability; and

•                  the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs its ability to sell or assign its side of the hedging transaction.

Our borrowings may result in margin calls and defaults and force us to sell assets under adverse market conditions.

Because we will purchase MBS with borrowed funds, a decline in the value of our investment securities, caused by rising interest rates or prepayments, may result in our lenders initiating margin calls.  A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing.  If we are unable to satisfy margin calls, our lenders may foreclose on our collateral.  This could force us to sell our MBS under adverse market conditions where the value of the collateral securing our borrowing is less than the amount owed to our lenders.  In this case, we would be responsible for any deficiency between the value of the collateral and the amounts we borrowed.  Additionally, repurchase agreements may qualify for special treatment under the Bankruptcy Code.  This special treatment would allow the lenders under these agreements to avoid the automatic stay provisions of the Bankruptcy Code and to liquidate the collateral under these agreements without delay.

We are dependent on FBR to assist us in managing the portfolio of MBS.

Because we do not have experience in managing a leveraged portfolio of MBS, we will be heavily dependent on the efforts and expertise of FBR.  If we were to lose FBR’s services, our ability to fulfill our objectives and carry out our MBS strategy could be adversely affected.  Although we have a one-year agreement with FBR to manage our portfolio of MBS, following the initial one-year term of the agreement, FBR could terminate the agreement with 90 days’ prior written notice and cease providing services to us after an additional 90 days, if we request that FBR continue to manage our MBS portfolio during a transitional period.  During the term of the agreement, unanticipated changes in circumstances to us or FBR could result in FBR ceasing to provide services to us.  Accordingly, we cannot assure you that FBR will continue to work with us.  In addition, it may be difficult for us, within a reasonable period of time, to replace FBR with another firm having comparable expertise and offering comparable financial terms.

The manager of our MBS portfolio, FBR, may have a potential conflict of interest.

FBR manages a portfolio of mortgage-backed securities of approximately $11 billion for an affiliate using a strategy very similar to the one we plan to implement.  FBR or one of its affiliates also may manage portfolios using strategies similar to this strategy for other asset management clients.  These relationships create potential conflicts of interest, including the allocation of opportunities to acquire or sell MBS at favorable prices.  As noted above, our strategy depends in part upon our ability to acquire such securities at favorable spreads over our borrowing costs.  We also may seek to sell MBS in response to unfavorable market conditions at a time when many other MBS investors are seeking to sell.  FBR has no obligation to resolve in our favor conflicts of interest that may arise in connection with competing portfolios.  Employees of FBR will only devote the time and attention to our new mortgage-backed securities strategy that they deem necessary in their discretion, and there may be conflicts in allocating time, services and functions between our portfolio and other portfolios that FBR manages.  The failure of employees of FBR to devote adequate time and attention to our MBS strategy could adversely affect the performance of our business.

FBR’s past performance or the performance of other companies that invest in MBS may not be indicative of how our MBS portfolio will perform.

The operations and results of any business with which FBR or its related companies have been or are associated or of any other company that follows a strategy similar to the one we are implementing are not intended to be, and should not be considered as, any indication of the likely future performance of our leveraged portfolio of MBS.  The performance of our MBS portfolio will be affected by changes in market conditions, prepayment rates, availability of financing and interest rates, which are outside of our control or the control of FBR.  In addition, other companies employing a strategy similar to the one we are pursuing may have different investment policies or greater financial resources than we have. Therefore, the past performance of FBR or other companies that use a strategy similar to ours is no guarantee, and may not be indicative, of the future performance of our portfolio of MBS.

Regulatory and Tax Risks of Our MBS Business

Loss of Investment Company Act exemption would adversely affect us.

In managing a leveraged portfolio of MBS, we are relying on an exemption from the Investment Company Act for companies that are engaged primarily in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.  Under the SEC staff’s current interpretation of that exemption, in order to meet the criteria for such exemption, we will have to maintain at least 55% of our assets in qualifying real estate interests, such as whole pool mortgage interests issued by FHLMC, FNMA or GNMA, and at least 25% of our assets in other real estate related assets, such as non-whole pool mortgage-backed securities.  This 25% minimum is reduced to the extent we invest more than 55% of our assets in qualifying real estate interests.  These requirements may limit our ability to purchase certain types of MBS that might otherwise be attractive, and these restrictions could result in a lower level of income from our portfolio.

Changes in the Investment Company Act or the rules thereunder, or in the SEC staff’s interpretation of the statute and rules, could force us to sell a substantial portion of our portfolio under potentially adverse market conditions.  In addition, the use of leverage is a fundamental part of our MBS strategy.  In the event we were required to register as an investment company under the Investment Company Act, our ability to use leverage and the returns on our equity capital would be substantially reduced, we would suffer additional regulatory costs and expenses and we would not be able to pursue our MBS business as described in this Quarterly Report on Form 10-Q.

We may not be able to realize value from our net loss carryforwards.

As of September 30, 2004, we had federal and state net operating loss carryforwards of approximately $750 million that expire between 2011 and 2024.  In addition, we had capital loss carryforwards of approximately $220 million that expire between 2005 and 2009.  In the event we undergo a future ownership change as defined in section 382 of the Internal Revenue Code, our net operating loss carryforwards and capital loss carryforwards generated prior to the ownership change would be subject to annual limitation, which could reduce, eliminate, or defer the utilization of these losses.  Based upon a review of past changes in our ownership, as of September 30, 2004 we do not believe that we have experienced an ownership change (as defined under section 382) that would result in any limitation on our future ability to use these net operating loss and capital loss carryforwards.  However, we can not assure you that the IRS or some other taxing authority may not disagree with our position and contend that we have already experienced such an ownership change, which would severely limit our ability to use our net operating loss carryforwards and capital loss carryforwards to offset future income.

Generally, an ownership change occurs if one or more stockholders, each of whom owns 5% or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50% over the lowest percentage of stock owned by such stockholders at any time during the preceding three-year period.  For example, if a single stockholder owning 10% of our stock acquired an additional 50.1% of our stock in a three-year period, a change of ownership would occur.  Similarly, if ten persons, none of whom owned our stock, each acquired slightly over 5% of our stock within a three-year period (so that such persons own, in the aggregate more than 50%) an ownership change would occur.  Ownership of stock here is determined by certain constructive ownership rules which can attribute ownership of stock owned by entities (such as estates, trusts, corporations, and partnerships) to the ultimate indirect owner.

For purposes of this rule, all holders who each own less than 5% of a corporation’s stock are generally treated together as one (or, in certain cases, more than one) 5% stockholder.  Transactions in the public markets among stockholders owning less than 5% of the equity securities generally are not included in the calculation.  Special rules can result in the treatment of options (including warrants) or other similar interests as having been exercised if such treatment would result in an ownership change.

Due to the importance of avoiding a future ownership change under the tax laws, we will be limited in our ability to issue additional stock in the future to provide capital for our business.  We would only be able to issue such additional stock in a manner that would not cause an ownership change, for purposes of these rules, and thus, as discussed above, our ability to access the equity markets could be restricted, to some extent.

We may not be able to use our net loss carryforwards because we may not generate taxable income.

The use of our net operating loss carryforwards is subject to uncertainty because it is dependent upon the amount of taxable income we generate.  Similarly, the extent of our actual use of our capital loss carryforwards is also subject to uncertainty because their use depends on the amount of capital gains we generate.  There can be no assurance that we will have sufficient taxable income (or capital gains) in future years to use the net operating loss carryforwards or capital loss carryfowards before they expire.  This is especially true for the capital loss carryfowards, because they expire over a shorter period of time than the net operating loss carryforwards.

The IRS  could challenge the amount of our net loss carryforwards.

The amount of our net operating loss carryforwards and capital loss carryforwards has not been audited or otherwise validated by the IRS.  The IRS could challenge the amount of our net operating loss carryforwards and capital loss carryforwards, which could result in an increase in our liability for income taxes.

We expect to be subject to the alternative minimum tax, and our net loss carryforwards would not offset that tax in its entirety.

We do not plan to seek to qualify as a Real Estate Investment Trust under the Internal Revenue Code and we will therefore continue to be subject to state and federal income tax.  However, as a result of our capital loss carryforwards and net operating loss carryforwards, we anticipate our federal income tax liability for the current fiscal year as well as for several years into the future to be substantially reduced.  We do expect to be subject to the alternative minimum tax provisions of the Internal Revenue Code which limits the use of net operating loss carryforwards.  These provisions would result, in effect, in 10% of our alternative minimum taxable income being subject to the 20% alternative minimum tax assessed on corporations.  This amounts to a 2% effective tax rate on our alternative minimum taxable income.

The IRS may seek to impose the accumulated earnings tax on some or all of the taxable income we retain.

As a component of our MBS investment strategy, we expect to retain all or a substantial portion of future earnings over the next several years to finance the development and growth of our business.  As a result, we may not declare or pay any significant dividends on shares of our common stock for an extended period.  If the IRS were to believe we were accumulating earnings beyond our reasonable business needs, the IRS could seek to impose an accumulated earnings tax, or AET, of 15% on our accumulated taxable income.  We do not believe that we will be subject to the AET due to various reasons, including the existence of our large deficit in accumulated earnings and profits.  However, the IRS may disagree with us on this point, and the IRS may attempt to impose the AET on all or a portion of our taxable income.  In such event, we would expect to challenge any attempt by the IRS to impose the AET on our business, but the outcome of such a challenge is uncertain.

If we were to distribute our accumulated taxable income for each year to our stockholders as dividends, we would not be subject to the AET for the amounts so distributed, but would only be subject to the AET for the amount of earnings retained.  If we were to pay dividends to stockholders out of current earnings, these dividends would, generally speaking, be eligible to be treated as “qualified dividends” for federal income tax purposes, taxed at the current maximum federal rate of 15%, assuming that the recipient stockholder meets the various requirements under the Internal Revenue Code for such treatment.  The maximum rate for qualified dividends is currently projected to increase to the maximum federal income tax rate applicable to ordinary income (currently 35%) for tax years beginning after December 31, 2008 in accordance with the Jobs and Growth Tax Relief Reconciliation Act of 2003.

Possible changes in legislation could negatively affect our investments.

Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made.  The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes.  Revisions in U.S. federal tax laws and interpretations thereof could adversely affect the tax consequences of an investment in our stock.

Limits on ownership of our common stock could have an adverse consequence to you and could limit your opportunity to receive a premium on our stock.

As noted above, it is important that we avoid an ownership change under section 382 of the Internal Revenue Code, in order to retain the ability to use our net operating loss carryforwards and capital loss carryforwards to offset future income.  This means that a potential buyer of our stock might be deterred from acquiring our common stock while we still have significant tax losses being carried forward, because such an acquisition might trigger an ownership change and severely impair our ability to use our tax losses against future income.  Thus, this potential tax situation could have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect our shareholders’ ability to realize a premium over the then prevailing market price for our common stock in connection with a change in control.

Other Risks of Our Business Transition

We may be able to perform only limited testing of our internal control over financial reporting, which may increase the possibility that our control system will not be considered effective.

The recent change of our business focus may adversely effect our ongoing process to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations regarding management’s required assessment of our internal control over financial reporting and our independent auditor’s attestation of that assessment.  In order to properly evaluate our internal control over financial reporting, we must analyze the components of our internal controls including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, (v) and monitoring.  Because we have only recently implemented our MBS business, our ability to test our internal control environment as it relates to the MBS business is limited.  To date, we have identified and documented all of our material control processes, including those that we have implemented for our MBS business.  We have also begun testing of these processes and to date have not found any defects or deficiencies that we consider to be significant deficiencies or material weaknesses.  Testing by both our management team and our auditor must be completed with respect to processes in effect as of December 31, 2004, and we expect that we will have completed only a limited number of MBS transactions by this time, thereby limiting testing opportunities and limiting our ability to remediate any deficiencies or defects before the deadline for completion of our management’s and our auditor’s evaluations.  We expect that almost every MBS transaction we complete through the end of 2004 will be tested, rather than (as would be typical in the future) testing a representative sampling of a much larger number of transactions.  Defects or deficiencies in a small number of tested transactions may constitute defects or deficiencies in a significant portion of total transactions.  In such event, our management may not be able to conclude that our internal control over financial reporting is effective, and our auditor may not be able to attest to its effectiveness.  While we would expect to have a remediation plan in place to address any such defects or deficiencies, remediation may not be complete and our reputation or the market price of our stock could be adversely affected in this circumstance.

Our management’s limited experience with financial reporting for the MBS business may increase the risk that our Section 404 testing will not find our internal control over financial reporting to be effective.

Our existing management and financial staff do not have experience managing or reporting the results of a business that invests in MBS.  While we expect that our financial control environment is effective and that we will be able to produce accurate and timely reports of the financial effects of our MBS activities, this lack of experience could increase the risk or errors.  If our internal financial reports were to include significant errors that required correction prior to the public reporting of our financial results, it is likely that our internal control processes would not be considered effective and we would need to implement remedial actions, possibly including hiring employees with experience in the financial aspects of a business that invests in MBS.

Risks Associated with Our Historical Businesses

We may be subject to liabilities relating to assets that we sell after we cease to own them.

We may be required to indemnify TCS, Slingshot and/or BIO-key for certain breaches of representations and warranties and other covenants that we gave to TCS, Slingshot and BIO-key with respect to the sales of the EMS, Transportation and Mobile Government segments, respectively.

Our liability to Slingshot is limited to $10.0 million, other than in the case of fraud and with respect to a small number of specific representations, such as those relating to taxes owed for periods prior to the closing of the sale of the Transportation segment.   In addition, we remain fully liable for any claims that may arise relating to our operation of the Transportation business prior to the date on which Slingshot acquired that business from us.

Our liability to BIO-key is limited to $2.0 million, other than in the case of fraud and with respect to a small number of specific representations, such as those relating to taxes owed for periods prior to the closing of the sale of the Mobile Government segment.  We also remain fully liable for any claims that may arise relating to our operation of the Mobile Government business prior to the date on which BIO-key acquired that business from us.  In addition, we may have liability if BIO-key fails to perform under certain contracts assigned as part of the sale.  We have agreed to maintain certain credit support and performance assurance arrangements on behalf of BIO-key.  Under a sales agreement with Hamilton County, Ohio, our potential liability is secured by a $7.9 million letter of credit to assure performance under the terms of that sales agreement.  We also have been required to sublease (rather than assign) to BIO-key the Mobile Government leased facility in Marlborough, Massachusetts, and to keep in place a $749,000 letter of credit in favor of the landlord under the lease.  For a discussion of these arrangements, see Note 2(f) of the notes of the Consolidated Financial Statements included in Item 1 of this Quarterly Report.

We may also be required to indemnify TCS for certain breaches of representations and warranties and other covenants that we gave to TCS with respect to the sale of our EMS segment.  This liability is limited to $7.6 million, other than in the case of fraud and with respect to a small number of specific representations, such as those relating to taxes owed for periods prior to the closing of the sale of the EMS segment.  In addition, we remain fully liable for any claims that may arise relating to our operation of the EMS business prior to the date on which TCS acquired that business from us, including any liability arising from our past sales of the blackberry devices manufactured by Research In Motion (“RIM”).  Currently, RIM is engaged in legal proceedings with Inpro II to determine whether certain RIM products infringed on patents held by Inpro or NTP, Inc.  We have not been named in this suit, but may be liable to Inpro or NTP, Inc. if it is established that RIM’s Blackberry actually infringes Inpro’s patents.  A mediation conference is scheduled for this matter in May 2005.

Although we are not currently aware of any potential claims that we would expect to be significant, claims may arise in the future that could impose substantial liabilities on us.

COMPARISON OF RESULTS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

RESULTS OF CONTINUING OPERATIONS

In this section, we discuss the results of our continuing MBS business.  During the third quarter, however, our continuing operations included costs associated with various corporate personnel primarily responsible for oversight and/or the disposition of our mobile and wireless data businesses, as well as substantial outside professional fees resulting from the dispositions and our transition to the MBS business.  In addition, because we only owned a small amount of MBS for a small portion of the third quarter and because we did not leverage our MBS investments in the third quarter, our interest income and interest expense associated with the MBS business are significantly lower than they will be in the future, as we fully invest in MBS and add leverage to our MBS portfolio.

Interest Income from MBS Portfolio

In July 2004, we invested $75.0 million in our MBS portfolio with the intention of making MBS investments when market conditions were favorable.  While awaiting favorable market conditions, we invested the cash in short-term U. S. Government Agency-sponsored securities.  In late September 2004, we purchased MBS for approximately $21.0 million.  The $256,000 of interest income for the quarter is comprised of $238,000 and $18,000 from the short-term U.S. Government Agency-sponsored securities and MBS, respectively.

Realized gain on Sale of MBS

In late June 2004, we purchased six forward option contracts representing commitments to make future purchases of MBS.  As of June 30, 2004, the purchase commitments had increased in value and we recorded an unrealized gain of $866,000 during the second quarter.  During the third quarter, the purchase commitments continued to increase in value and we sold our position, realizing an additional gain of $960,000, and bringing the total gain on the transaction to $1.8 million.

Operating Expenses

Our operating expenses increased approximately $259,000 from the third quarter 2003 to the third quarter 2004 and decreased $4.4 million for the nine months ending September 30, 2004 from the nine months ending September 30, 2003.  The increase for the quarter was primarily related to higher investment banking fees and professional fees related to winding up discontinued operations and beginning our MBS operations.  The decrease for the year-to-date period was primarily due to the results of our restructuring efforts, in which we streamlined our organization and reduced our workforce and facilities.

Operating Expenses:

(IN THOUSANDS)	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004
Selling, general and administrative expense	2,025	2,703
Depreciation and amortization	663	445
Option and warrant expense	218	13
Other expense, net	—	146
Restructuring charge	101	(41)
Total Operating Expenses	$3,007	$3,266

(IN THOUSANDS)	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Selling, general and administrative expense	11,535	9,676
Depreciation and amortization	2,315	1,547
Option and warrant expense	707	571
Impairment of intangibles and other long-lived assets	1,367	—
Other expense, net	838	93
Restructuring charge	205	649
Total Operating Expenses	$16,967	$12,536

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist primarily of cash compensation and related costs for general corporate personnel, along with rent and general support costs.  These expenses also include the costs of outside professionals, including legal counsel, accountants and investment bankers.

SG&A expenses increased  $678,000, or approximately 33%, from the third quarter of 2003 to the third quarter of 2004.  Of the increase, approximately $630,000 was due to higher investment banking fees.  The remainder of the increase related to higher professional fees (accounting and legal) and contractor expenses, which were primarily associated with the wind-up of discontinued operations and the implementation of MBS operations.  We expect SG&A expenses to decrease in the future as we streamline our infrastructure to the level required for operating our MBS strategy.

During the nine months ending September 30, 2004, as compared to September 30, 2003, SG&A expenses decreased $1.9 million.  The largest decreases included $1.2 million of personnel costs and approximately $900,000 of facility costs.  These and other decreases were partially offset by higher investment banking fees and other professional fees, including legal and accounting.

We report professional fees as part of Aether’s SG&A expenses.  These are generated, partly, by the costs of being a public company.  These costs are partly associated with the implementation of corporate governance reforms consistent with the Sarbanes-Oxley Act of 2002 and Nasdaq National Market System listing requirements.  We will continue to incur additional costs associated with the evaluation of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization

Depreciation and amortization expenses consist primarily of the depreciation expenses arising from software, equipment and leasehold improvements related to our corporate offices.

Depreciation and amortization decreased slightly from 2003 to 2004, primarily as a result of the asset impairment charges taken during 2003.

Option and Warrant Expense

Option and warrant expense decreased approximately $205,000 from the third quarter of 2003 to the third quarter of 2004, primarily due to the sales of our business units.  For additional information about option grants and other equity awards, see Note 2(d) of the notes to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

During the nine months ending September 30, 2004, as compared to the nine months ending September 30, 2003, option and warrant expense decreased  $136,000, primarily due to staffing reductions in connection with the sales of our operating segments.

Impairment of Intangibles and Other Assets

There were no impairment charges for the third quarter of 2003 or the first nine months of 2004.   Impairment charges for the nine months ended September 30, 2003 were $1.4 million, which related to a combination of the write-down of corporate assets held for sale and corporate assets which were taken out of service and abandoned.

Restructuring Charge

On January 1, 2003, the Company adopted SFAS No. 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value.  The Company recorded a charge to earnings for the three and nine months ended September 30, 2003 of approximately $101,000 and $205,000, respectively, related to workforce reductions.  Employee separation benefits under the restructuring plan include severance, medical, and other benefits.

During the third quarter of 2004, the Company reduced its restructuring accrual to reflect the early termination of a lease obligation, which resulted in a favorable restructuring charge.  For the nine months ended September 30, 2004, the Company recorded a charge to earnings of approximately $649,000.  Employee separation benefits of approximately $356,000 under the restructuring plan include severance, medical, and other benefits.  Facility closure and other costs of approximately $293,000 include expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.  See Note 6 of the notes to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

Other Expense, Net

Other expense consists primarily of the write-off of assets no longer utilized in the continuing operations of the business, partially offset by other income from miscellaneous sales of fixed assets.  Other expense decreased from 2003 to 2004 primarily due to the $849,000 loss on the disposal of an asset in the second quarter of 2003.

Other Income (Expense):

(IN THOUSANDS)	Three Months Ended September 30,2003	Three Months Ended September 30, 2004
Interest income from money market accounts	$1,138	$614
Interest expense from subordinated notes payable	(2,576)	(2,604)
Equity in losses of investments	—	—
Investment gain including impairments, net	87	—
Total	$(1,351)	$(1,990)

(IN THOUSANDS)	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Interest income from money market accounts	$4,734	$3,222
Interest expense from subordinated notes payable	(7,787)	(7,811)
Equity in losses of investments	(92)	—
Investment loss, including impairments, net	(37)	(4,971)
Total	$(3,182)	$(9,560)

Interest Income from Money Market Accounts

Interest income consists primarily of interest income from cash equivalents and from investments with an average maturity of just over two years.  Interest income decreased from 2003 to 2004 as the result of a decreasing cash and investment balance (as we continued to consume cash to fund our business), combined with declines in interest rates.  In October 2004, as discussed previously, we used $157.1 million of our cash to redeem our remaining outstanding 6% convertible subordinated notes.  In addition, as we move our cash balances from U. S. Government Agency-sponsored securities in which we have historically invested and continue to build our MBS portfolio, we expect that the interest income component of “Other Income (Expense)” will decline further.  Interest income from our MBS portfolio will be reported under the caption “Interest income from MBS portfolio.”

Interest Expense from Subordinated Notes Payable

Interest expense consists primarily of debt service on our 6% convertible subordinated notes due March 2005.  Interest expense was essentially flat from 2003 to 2004.  On October 4, 2004, we repurchased our subordinated notes for $157.1 million prior to their maturity.  As a result, interest expense on the subordinated notes for the fourth quarter will be approximately $103,000, representing the interest incurred before the October redemption of the subordinated notes.  See Note 1 of the notes to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.   However we will report interest expense associated with the repurchase agreements we enter into to leverage our MBS portfolio under the caption “Interest expense from MBS portfolio.”

Investment Gain or Loss, Including Impairments, Net

As previously disclosed, in anticipation of the sale of our Transportation segment, our initial plans to begin investing in MBS and our expectation that we would be required to repurchase our outstanding 6% convertible subordinated notes due March 2005, in the second quarter, management decided that it would be prudent to liquidate our U.S. Government Agency-sponsored securities, which had an average maturity of just over two years.  The market value of these securities had begun to decline in response to then-current and anticipated increases in interest rates, after an extended period of increasing market value in a declining interest rate environment.  In view of management’s expectations that the Company would need to have significant cash available in the near term and its belief, in light of market conditions and with the advice of the Company’s outside financial advisors, management concluded that liquidating those investments sooner, rather than later, was likely to avoid the Company experiencing an additional loss as a result of further market value declines.  The Company realized a $5.5 million loss during the second quarter of

2004 in liquidating those securities before their maturity.  This loss was partially offset by gains of approximately $325,000 and $255,000 realized during the first nine months of 2004 in connection with the sales during the second quarter of one of our Aether Capital investments and our shares of stock of TeleCommunication Systems Inc., respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following table reflects use of net cash for operations, investing, and financing:

(IN THOUSANDS)	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net cash used in operating activities from continuing operations	$(14,295)	$(28,072)
Net cash used in discontinued operations	(4,699)	(6,649)
Net cash used in operating activities	(18,994)	(34,721)
Net cash provided by investing activities	193,072	14,986
Net cash provided by (used in) financing activities	6,560	(6,959)
Net increase in cash and cash equivalents	$180,638	$(26,694)

The MBS Business

Historically, our operations have not been profitable and, accordingly, we required cash from financing activities to cover our expenses.  We have, from time to time in the past, sold shares of our capital stock and sold notes (our 6% convertible subordinated notes, which we redeemed in October 2004) to generate additional cash to fund both our operating expenses and our investments in acquisitions, capital assets and other business arrangements.

One of our primary objectives in selling our mobile and wireless data businesses and focusing on the MBS business is to achieve profitability, so that we will no longer need to engage in financing activities to cover our expenses.  Instead, we expect that our business operations will be a net provider of cash.  We expect to use borrowings through repurchase agreements to expand our MBS portfolio and enhance the returns on our investments in MBS, thereby increasing the earnings of our MBS business.  We also may seek to sell shares of our stock to raise additional funds for investment in MBS.  If we are able to increase our MBS portfolio to a sufficient size, we may also expand our corporate staff to add MBS investment expertise, which would allow us to reduce our reliance on, and the fees we are required to pay to, outside professional advisors.  We have not yet determined at what point — if at all — we would consider it prudent and advisable to expand our corporate staff to add this capability, but we plan to continuously evaluate the cost-effectiveness of additional personnel.

We anticipate that our primary source of funds with which to leverage our MBS portfolio will be repurchase agreements.  At September 30, 2004, we had master repurchase arrangements in place with four counterparties with no repurchase agreements outstanding. These master repurchase arrangements have no stated expiration but can be terminated at any time at our option or at the option of the counterparty. However, once a definitive repurchase agreement under a master repurchase arrangement has been entered into, it generally may not be terminated by either party.  Increases in short-term interest rates could negatively impact the valuation of our mortgage related securities, which could limit our borrowing ability or cause our counterparties under our master repurchase arrangements to initiate margin calls.  This would increase our liquidity needs and could reduce our ability to borrow.

For liquidity, we will also rely on cash flow from operations, primarily monthly principal and interest payments to be received on our MBS.  We believe that cash flow from operations, and funding available through our master repurchase arrangements, will be sufficient to enable us to meet anticipated liquidity requirements and plans to build our MBS portfolio.

Various changes in market conditions could adversely affect our liquidity, including increases in interest rates and increases in prepayment rates substantially above our expectations. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may be required to pledge additional assets to meet margin calls, liquidate mortgage related securities or sell debt or additional equity securities. If required, the sale of mortgage related securities at prices lower than the carrying value of such assets would result in losses and reduced income.

We may in the future seek to increase our capital resources by making additional offerings of equity and debt securities.  Additional equity offerings may be dilutive to stockholders’ equity or reduce the market price of our common stock, or both.  We are unable to estimate the amount, timing or nature of any additional offerings as they will depend upon market conditions and other factors, including limitations under applicable tax laws relating to our accumulated loss carryforwards, as discussed above under the heading “Risk Factors.”

As of September 30, 2004, we had an MBS portfolio of $21.0 million and a commitment to purchase an additional $42.3 million of MBS.  Our cash (including $8.8 million of restricted cash, cash equivalents and other investments available for sale) totaled approximately $262.9 million.  As discussed above, in October 2004, we redeemed the remaining $154.9 million of our outstanding 6% convertible subordinated notes for a total payment of $157.1 million.  This significantly reduced our cash balances, but it left us without any outstanding debt and it eliminated interest payments of approximately $4.3 million that we would have had to make if we had left these notes outstanding until their maturity in March 2005.  We estimate that after taking into account the redemption of the notes and the additional costs that we expect to incur in connection with the completion of transitional activities, we will have approximately $128 million - $130 million of cash (including restricted cash), cash equivalents and investments (including MBS investments) at the end of the fourth quarter.  This does not include any MBS investments we may make by incurring leverage through the use of repurchase agreements.

Discontinued Operations and Corporate Activities

Net cash used in operating activities was $19.0 million and $34.7 million for the nine months ended September 30, 2004 and 2003, respectively.   The principal use of cash in each of these periods was to fund our losses from operations.  Net cash used in operating activities from continuing operations decreased significantly in 2004, due to a substantial reduction in operating expenses and reduced restructuring payments.

Net cash provided by investing activities was $193.1 million for the nine months ended, September 30, 2004, consisting primarily of $161.8 million from the liquidation of investments (primarily United States Government Agency-sponsored securities) as discussed above under the heading “Investment Gain or Loss, Including Impairments, Net.”  Additionally, we received $18.4 million, $23.1 million, and $8.8 million from the sale of our EMS, Transportation, and Mobile Government segments, respectively, net of transaction expenses, and received $2.2 million from the sale of our investments in Veristar and Juniper stock.   Net cash provided by investing activities was $15.0 million for the nine months ended, September 30, 2003.  We received $9.4 million for the net sale of short-term and non-current investment instruments (primarily United States Government Agency-sponsored securities). Additionally, we used approximately $600,000 for the purchase of property and equipment (which was sold as part of the dispositions we completed in 2004) and received approximately $5.8 million from sales of certain property and equipment.

Net cash provided by financing activities was $6.6 million for the nine months ended September 30, 2004, consisting primarily of $4.6 million from the expiration of certain letters of credit.  Net cash used in financing activities was $7.0 million for the nine months ended September 30, 2003.  For the nine months ended September 30, 2003, financing activities included the investment of approximately $7.9 million of cash in certificates of deposit, which was used as collateral against certain letters of credit established to support the performance of a significant Mobile Government contract.

CONTRACTUAL OBLIGATIONS

Because of the sales of our operating segments and our focus on the MBS business, our contractual obligations have changed substantially from those that were included in our 2003 Annual Report on Form 10-K.  The following table reflects our contractual commitments as of September 30, 2004, including our future minimum lease payments:

	Payment Due By Period
(IN THOUSANDS)	Total	< 1 Yr	1 - 3 Yrs	3 - 5 Yrs	> 5 Yrs
Long-Term Debt Obligations (1)	$157,081	$157,081	$—	$—	$—
Facility Leases	5,544	1,566	3,978	—	—
Less: Subleases	(4,842)	(1,212)	(3,630)
Facility Leases, net	702	354	348	—	—
Equipment Leases	50	50	—	—	—
MBS Purchase Obligations (2)	42,815	42,815	—	—	—
Other Purchase Obligations	612	301	311	—	—
Other Long-Term Liabilities Reflected on Aether’s Balance Sheet under GAAP	—	—	—	—	—

Total	$201,260	$200,601	$659	$—	$—

(1)                                                     On October 4, 2004, we called for the redemption of all $154.9 million of our outstanding 6% convertible subordinated notes.  See Note 1 of the notes to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.  The $157.1 million payments shown above include the payment of $154.9 million principal, $1.9 million of premium and $310,000 of accrued interest.

(2)                                                     As of September 30, 2004, we had an obligation to make future purchases of MBS with an estimated face value of $42.3 million.  The purchase of these forward options was settled on October 28, 2004 for $42.8 million, reflecting a face value of $42.3 million and a premium of approximately $493,000.

In addition to the obligations above, we have guaranteed the lease payments for some assigned leases on properties related to discontinued operations.  See Note 2 of the notes to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.  We have also guaranteed the performance of BIO-Key on the Hamilton County, OH project.  See Note 2 of the notes to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

ITEM 3A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to manage the interest rate, market value, liquidity, and prepayment risks inherent in our MBS investment strategy in a responsible manner designed to promote our growth and success while, at the same time, seeking to maximize stockholder value. We are not planning to be adverse to risk, but are aiming to assume only those risks we believe we can manage and which we believe will produce a sufficient return to justify taking those risks.

Interest Rate Risk

We plan to invest primarily in adjustable-rate MBS.  As we continue to build our portfolio of MBS, our debt obligations will generally be short-term repurchase agreements that are periodically financed at current market rates.

Adjustable-rate MBS are typically subject to periodic and lifetime interest rate caps that limit the amount an adjustable-rate MBS’s interest rate can change during any given period.  Also, adjustable-rate MBS may be subject to a maximum interest rate payable.  Our borrowings are not subject to similar restrictions and therefore, in a period of rising interest rates, the interest rates on our borrowings could increase without limitation, while the interest rates on our MBS may not experience corresponding increases.  In addition, certain MBS securities may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding.  These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity and net income.

As we continue to implement our MBS investment strategy and use leverage for the acquisition of new securities, we will fund the purchase of a substantial portion of our portfolio with borrowings that have interest rates based on indices and repricing terms similar to, but generally with shorter maturities than, the interest rate indices and repricing terms of the MBS.  Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities.  During periods of changing interest rates, such interest rate mismatches could negatively impact our net income and the market price of our common stock.

Market Value Risk

Although we intend to hold MBS investments that we make to their maturities, we may sell them at any time in response to market conditions.  As a result, substantially all of our MBS investments will be classified as available-for-sale assets.  As such, they are reflected at fair value (i.e., market value), with any adjustment between cost and fair value being reflected as part of accumulated other comprehensive income that is included in the equity section of our balance sheet.  The market value of our assets can fluctuate due to changes in interest rates and other factors including loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices.  Changes in the level of interest rates also can affect the value of our MBS and our ability to realize gains from the sale of these assets.

The chart below illustrates the effect on portfolio value should interest rates rapidly increase or decrease by 50 and 100 basis points (a rate shock).   We have estimated the impact, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  Our portfolio of MBS as of September 30, 2004 was valued at $21.0 million.    Assumptions made in calculating the impact on MBS portfolio value from interest rate shocks include interest rates, prepayments and yield spread of MBS relative to prevailing interest rates.

Change in Interest Rate	Projected% Change in MBS Portfolio Value
- 100 basis points	1.19%
-50 basis points	0.68%
Base interest rate	—
+50 basis points	(0.87)%
+ 100 Basis points	(1.87)%

The base interest rate scenario assumes interest rates at September 30, 2004.  Actual results could differ significantly from those estimated in the table.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term borrowings.  The interest rates on our borrowings generally adjust more frequently than the interest rates on our MBS.  Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS.  As a result, we could experience a decrease in net income or net loss during these periods.  Assets that are pledged to secure short-term borrowings will be high-quality, liquid assets.  As a result, we do not expect to have any problems rolling over our short-term debt as it matures.  There can be no assurance that we will always be able to roll over our short-term debt.

Prepayment Risk

We are also subject to prepayment risk.  Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans.  Prepayment rates on MBS vary from time to time and may cause changes in the amount of our net interest income.  Prepayments of adjustable-rate and hybrid MBS generally increase when mortgage interest rates fall and generally decrease when mortgage interest rates exceed the then-current interest rate on such mortgages.  Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions, seasonal changes and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying MBS.  The price we pay for MBS is partially determined by our expectations of the amounts and rates of prepayments.  If we expect few prepayments, we may pay a premium for the MBS we acquire.  If our assumptions are wrong and the actual amount of prepayments is greater than expected, we could experience reduced earnings or losses.  In addition, if we were unable to acquire new MBS to replace the amounts received as prepayments, our financial condition, cash flows and results of operations could be adversely impacted.  For a more detailed discussion of the risk of prepayments on our business, see the disclosure under the heading “Risk Factors.”

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

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

As of the end of the third quarter of 2004, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2004, our disclosure controls and procedures were adequate and effective and provide us with a reasonable level of assurance that material information required to be disclosed in filings with the SEC is accumulated and communicated to management in a timely manner.  In addition, no change in our internal control over financial reporting occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Following the sales of our Transportation and Mobile Government business segments and in connection with the implementation of our MBS strategy, we have evaluated our existing disclosure controls and procedures and identified changes or additions that we believe are necessary or appropriate to reflect the changes in our business.  Because we employed only approximately 20 persons as of November 1, 2004, the flow of information inside our Company is more streamlined than it has been historically and we have adjusted our disclosure controls and procedures so that our CFO is personally contacted concerning all material issues affecting the operations of the Company. We also altered the composition of our disclosure committee, which now includes our CFO, SVP of Finance and Director of Accounting and Finance, to ensure that all relevant information is included in our public reports and is promptly and accurately disclosed.  We did not make these changes because we thought our existing controls and procedures were deficient.  We made these changes to reflect the smaller size of our company, the changed nature of our business and to ensure that management received timely information about the Company’s investment in MBS and the performance of the MBS portfolio.  These changes have been discussed with our independent accountants and the Audit Committee of our board of directors.  We believe that these changes will provide us with an effective control environment in place to pursue our new business strategy.  However, because of the significant changes in our business and our personnel, we cannot assure that this is the case and we plan to monitor our control environment carefully over the next two quarters, to ensure that the changes have been effective.

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

On June 14, 2004, the plaintiffs and issuer defendants presented the executed settlement agreement to Judge Scheindlin during a court conference.  Subsequently, plaintiffs made a motion for preliminary approval of the settlement agreement.  On July 14, 2004, the underwriter defendants filed a memorandum of law in opposition to plaintiffs’ motion for preliminary approval of the settlement agreement.  Reply briefs have been submitted and the parties are awaiting the court’s decision on the motion.  The settlement agreement is subject to the approval of the district court.

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

Not Applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of stockholders on September 15, 2004.  The stockholders voted on whether to approve the sale of the Company’s Transportation segment to Slingshot.  Stockholders holding 43,826,736 shares of issued and outstanding common stock were entitled to vote.  The stockholders approved the sale as follows:

Votes For	Votes Against	Abstain

22,602,587	234,445	30,507

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1 - Asset Purchase Agreement dated August 16, 2004 by and among Aether Systems Inc., Sunpro Inc., Cerulean Technologies, Inc. and BIO-key International, Inc.

10.1 - - Investment Management Agreement, dated June 8, 2004 by and between Aether Systems Inc., and FBR Investment Management Inc. (1)

10.2 - Secured Subordinated Promissory Note in the principal amount of $6,884,588 dated September 30, 2004 payable to Aether Systems, Inc by BIO-key International, Inc.

31.1 - - Certification pursuant to 17 C.F.R § 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David S. Oros.

31.2 - - Certification pursuant to 17 C.F.R § 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David C. Reymann.

32.1 - - Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David S. Oros and David C. Reymann. *

* These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Quarterly Report on Form 10-Q or as a separate disclosure document.

(1) Incorporated by reference from our current report on Form 8-K, as filed with the Securities and Exchange Commission on June 10, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 9, 2004
Aether Systems, Inc.

By:	/s/ David C. Reymann
David C. Reymann
Chief Financial Officer
(Principal Financial and Accounting Officer)