Form 10-K
period 2004-12-31
AETHER SYSTEMS INC
filed 2005-03-16
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-27707

AETHER SYSTEMS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	52-2186634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

621 E. Pratt St., Suite 601, Baltimore, MD	21202
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (443) 573-9400

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $134,092,738 ($3.44 per share) as of June 30, 2004.

As of March 2, 2005, 44,000,921 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2005 Annual Meeting of the registrant, which will be filed with the Commission within 120 days after the close of the fiscal year, is incorporated by reference into Part III.

AETHER SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

INDEX

PART I

Item 1	Business

Item 2	Properties

Item 3	Legal Proceedings

Item 4	Submission of Matters to a Vote of Security Holders

PART II

Item 5	Market for the Company’s Common Equity and Related Stockholder Matters

Item 6	Selected Financial Data

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Item 8	Financial Statements and Supplementary Data

Item 9	Change In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A	Controls and Procedures

PART III

Item 10	Directors and Executive Officers of the Registrant

Item 11	Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management

Item 13	Certain Relationships and Related Transactions

Item 14	Principal Accounting Fees and Services

PART IV

Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  When used in this Report, the words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect” and similar expressions as they relate to our company or our management are intended to identify a statement as a “forward-looking statement.”  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  Factors that could cause or contribute to such differences include those discussed in Item 7 of this Report under the heading “Risk Factors.” Forward-looking statements reflect our reasonable beliefs and expectations as of the time we make them, and we have no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In this Annual Report on Form 10-K, we refer to Aether Systems, Inc. as “Aether,” “the Company,” “we” or “us.”

PART I

ITEM 1.  BUSINESS

INTRODUCTION

Our business objectives are to become profitable as quickly as possible and to realize value, in the form of tax savings, from our significant accumulated tax loss carryforwards.  In pursuit of these objectives during 2004, we accomplished the following:

•                  We sold our mobile and wireless data businesses, which had continued to lose money;

•                  We further reduced our operating expenses;

•                  We simplified our balance sheet and repaid the balance of our 6% convertible subordinated notes; and

•                  We implemented a strategy of building and managing a leveraged portfolio of residential mortgage-backed securities.

As a result of these activities, at the end of 2004 our business was focused on investing primarily in adjustable rate, residential mortgage-backed securities issued by the Federal Home Loan Mortgage Association (“FHLMC”), the Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association (“GNMA”).

At December 31, 2004, we had approximately $131.7 million of cash (including restricted cash) and cash equivalents, investments in mortgage-backed securities, and other investments available for sale.  At December 31, 2004, we owned approximately $62.2 million of mortgage-backed securities at fair value.  Our total assets were approximately $136.6 million, and our total liabilities were approximately $6.0 million.  We had accumulated federal net operating losses of approximately $765.5 million that we can “carry forward” and use to offset future taxable income until they expire between 2012 and 2024.  We also had accumulated federal capital losses of approximately $245.3 million that we can “carry forward” and use to offset future capital gains until they expire between 2006 and 2009.

In this Report, discussions of our Company’s operations will reflect our ongoing mortgage-backed securities business.  Our historical financial results reflect the operations of our ongoing business as “continuing operations.”  The financial results of our mobile and wireless data businesses are reported as “discontinued operations.”

Mortgage-Backed Securities Strategy

We began to make investments in mortgage-backed securities (“MBS”) during the second quarter of 2004, and we have continued to implement our MBS business strategy gradually and conservatively.  While we had more than half of our available cash invested in mortgage-backed securities as of December 31, 2004, we will need to expand our business to achieve our objectives.  As we have previously reported, we expect that an important part of our MBS strategy will be to leverage our invested cash by borrowing additional funds for investment.  We plan to do this by entering into short-term repurchase agreements with financial institutions that have received the highest available long-term debt rating from a nationally recognized rating agency.  These borrowings will allow us to expand the size of our portfolio, as well as to seek increased overall returns from our investments (both in amount and yield).  As discussed below in Item 7 under the heading “Risk Factors – Borrowings may negatively affect the performance of our portfolio of MBS,” the use of leverage involves substantial risks and uncertainties and could negatively affect the performance of the MBS portfolio.  In addition to leveraging the portfolio, we may, from time to time in the future, seek to sell additional shares of our common stock to raise additional cash that would be available for investment.

Our earnings from these activities will be the spread between the interest income we earn on the mortgage-backed securities we own, less the interest expense we incur to finance the purchase of such securities (to the extent we employ leverage) and the other expenses of managing our business.  The expenses of managing our business include the management fee and the incentive fee we have agreed to pay to our outside investment manager.

To assist in the management of our MBS business, we have retained outside professional financial and investment advisors with substantial experience in the MBS market and in managing a leveraged portfolio of MBS investments.  In June 2004, we engaged FBR Investment Management, Inc. (“FBR”) as our outside investment advisor to carry out the day-to-day management of the MBS portfolio, subject to oversight by our management and our Board of Directors and to investment policies adopted by our Board.  FBR currently manages a multi-billion dollar leveraged portfolio of mortgage-backed securities for one of its affiliates.  In addition, we have contracted with FinPro, Inc. (“FinPro”) to provide us with independent oversight of FBR and to assist us in developing, evaluating and managing our MBS strategy.  FinPro is an investment advisory and management consulting firm that specializes in providing financial advisory services to financial institutions.  FinPro has substantial experience in the MBS market and related markets.

Development of MBS Strategy and Other Activities

The timing and amount of MBS purchases that we make, the level of leverage that we employ and the alternative investment strategies we explore depend upon market conditions, which we continuously monitor, the advice and recommendations of our outside professional investment and financial advisors, with whom we regularly confer and applicable regulatory requirements.  In light of market conditions that existed during the second half of 2004 and into the first quarter of 2005, we limited our purchases of MBS to $63.8 million in securities (including purchase premiums) acquired pursuant to forward purchase commitments entered into during the third quarter of 2004 (settled in September and October 2004) and did not employ any leverage with respect to our MBS portfolio. Our position reflected our relative views of the total return we could achieve on our investments in MBS and the borrowing costs associated with leveraging those investments.  In general, short-term borrowing rates were increasing more quickly than the yields earned by MBS during this period.  During February 2005, we began to see certain favorable changes in market conditions and in late February and early March 2005, we entered into forward purchase arrangements representing commitments to purchase MBS in March and April 2005 with an estimated aggregate face value of $375.0 million.  In order to settle these forward purchase contracts and acquire the underlying MBS, we will be required to borrow funds, which we expect to do by entering into short-term repurchase arrangements, as discussed above and below under the heading “Mortgage-Backed Securities – Leverage and Borrowing Strategy.”  While we expect to have sufficient funds to purchase the MBS securities from a combination of our available cash and funding from one or more of the financial institutions with which we have master repurchase agreements in place, those master repurchase agreements are not funding commitments.  If we are unable to secure necessary funds through repurchase agreements or otherwise, our financial condition and results could be adversely affected, as discussed below in Item 7 under the heading “Risk Factors – We will depend on borrowings to expand our MBS portfolio.  If we fail to obtain or to renew sufficient funding on favorable terms or at all, we may incur losses.”

While we continue to focus on our MBS business, in an effort to achieve our overall business objectives we are also evaluating other potential opportunities that could serve either to complement or diversify our MBS business.  We have been contacted by a number of third parties regarding a variety of real estate-related opportunities and are evaluating these opportunities as appropriate within the context of achieving our business objectives as well as ensuring that we remain exempt from registration as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  We may in the future pursue one or more of these opportunities, if we conclude that they could enhance our ability to achieve our stated objectives more quickly or more reliably.  We have not made any decisions to pursue any of these alternatives, and we expect to continue to focus our business activities on our mortgage-backed securities strategy.  The mix of our assets and the amount of leverage we incur may change significantly over time and also may vary in response to changing market conditions.

Disposition of Wireless and Mobile Data Businesses

In 2004, we sold our mobile and wireless data businesses, which were organized into three operating segments.  In January 2004, we sold our Enterprise Mobility Solutions (“EMS”) segment for $18.0 million in cash and a $1.0 million note (which was paid in full in August 2004).  In September 2004 we sold our Transportation and Mobile Government segments for $25.0 million in cash and $10.0 million in cash, respectively.  For information on these dispositions, see Note 15 of the notes to our consolidated financial statements included in Item 8 of this Report.

Tax Aspects of Our Business Strategy

An important aspect of our business strategy is to realize value, in the form of tax savings, from our accumulated tax loss carryforwards.  Under federal and state tax laws, we may use these carryforwards to substantially reduce the income taxes we otherwise would have to pay on future taxable income.  As a result, we could have little or no income tax liability for a period of time.  Our ability to realize value from these tax loss carryforwards is subject to various risks and uncertainties, including regulations that, under certain circumstances, may limit our ability to use these carryforwards to reduce future taxes that we might otherwise owe.

The Internal Revenue Code and applicable Internal Revenue Service (“IRS”) regulations, contain limitations on certain changes in ownership of our stock by certain stockholders (generally persons who hold, or who acquire, at least 5% of our outstanding shares, calculated in accordance with IRS regulations) which, if exceeded, could reduce or eliminate our ability to use our accumulated tax loss carryforwards in the future (if those changes resulted in a “change of ownership” as that term is defined in Section 382 of the Internal Revenue Code and applicable IRS regulations).  These same tax rules and the need to avoid an ownership change could also restrict the amount of additional shares we could issue to raise new capital for investment in our business.

In an effort to mitigate these risks, we are considering recommending to our shareholders a reorganization that would create transfer restrictions on our stock to reduce the risk that we would experience an ownership change under the tax laws which would limit our use of tax loss carryforwards or otherwise restrict our ability to issue additional shares out of concern that such issuance (combined with such transfers) would create an ownership change.  The imposition of these transfer restrictions would require stockholder approval.

In an effort to seek to accelerate the realization of the value from our accumulated net operating loss and capital loss carryforwards, we may seek additional capital, from time to time, through periodic offerings of shares of our stock as market conditions allow.  Such additional capital would then be used to expand our business in pursuit of additional taxable income.  In general, we would expect to seek to sell shares only when such sales would not be dilutive to the value of our outstanding shares at the time of any such offering.  This means we generally would not expect to sell shares at any time when the offering price is below the per share book value of our assets.  Because we cannot predict the future trading price of our stock, we cannot predict when or whether we would be able to sell shares of stock to raise additional capital under the desired conditions.  In addition, as noted above, provisions of the Internal Revenue Code and certain applicable IRS regulations will limit the number of additional shares of stock we can sell from time to time without causing a limitation on our ability to use our accumulated tax loss carryforwards to reduce our future tax obligations.

Raising additional capital will allow us to expand our MBS portfolio (both by investing that capital in MBS and borrowing additional amounts to leverage the newly raised capital).  In addition, to the extent we pursue additional or other business strategies, we could use additional capital to expand these strategies.  If we are successful in implementing our MBS strategy, a larger portfolio should generate greater earnings, which would allow us to consume our tax loss carryforwards more quickly, thereby accelerating our realization of future tax savings.  As the size of our MBS business grows over time, we may seek to add to our employee base so that our staff will have additional industry-specific capabilities and expertise to help manage our portfolio.  In this event, we likely would reduce our reliance on outside professionals for such advice and assistance.  In addition, we may expand our corporate staff over time to enhance other corporate functions, such as financial, legal and other administrative and compliance activities, to the extent our business grows and makes such additions cost-effective.

Although we may choose to pay dividends in the future, we do not currently anticipate paying dividends to our stockholders in the near term as we seek to realize value from our loss carryforwards by increasing our earnings as quickly as possible.  Instead, we expect to re-invest earnings in our business to promote its expansion.  We expect that our tax loss carryforwards will allow us to reinvest earnings without reduction for income tax payments for as long as those carryforwards remain available to us.

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

For a discussion of tax risks and uncertainties applicable to our business strategy, see the discussion below in Item 7 under the heading “Risk Factors – Regulatory and tax risks of our MBS business.”

MORTGAGE-BACKED SECURITIES

Investment Approach and Policies

Our Board of Directors has authorized the investment of up to $100 million of our available cash in our MBS business.  We also are permitted to leverage our invested cash between five and eight times.  Our Board may increase, decrease or waive these limitations in the future, at its discretion.  If we were to invest $100 million of our available cash and cash equivalents in our MBS business, and if we were to incur leverage of eight times our cash investment to purchase additional MBS, our total MBS portfolio would have a value (at cost) of approximately $900 million.

Our Board of Directors, after consultation with FBR, FinPro and other outside advisors, has adopted a set of investment guidelines and policies that govern our MBS business.  These guidelines and policies remain subject to ongoing review and refinement as we develop our MBS business, as well as amendment or waiver at the discretion of the Board.  Under the terms of our management agreement with FBR, we must approve in advance any actions by FBR that are not within the scope of our guidelines and policies.  As a matter of corporate policy, we will not approve any action that deviates from our guidelines and policies unless such deviation has been reviewed with FinPro and, with the advice of management and FinPro, approved by our Board of Directors.

Our current MBS guidelines and policies include the following:

•                  FBR must obtain our permission before purchasing MBS individually in an amount exceeding $50 million or purchasing hybrid adjustable rate MBS greater than 5 years to reset, fixed-rate MBS, or MBS derivatives.

•                  FBR must obtain our permission before taking any actions that would cause the portfolio’s asset-to-equity ratio to exceed 9:1.

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

Our Board of Directors has the power to modify or waive these policies and strategies without the consent of the stockholders to the extent that the Board of Directors determines that the modification or waiver is in the best interests of our stockholders.  Among other factors, developments in the market that affect our policies and strategies or that change our assessment of the market may cause our Board of Directors to revise our policies and strategies.

Leverage and Borrowing Strategy

We expect to use short-term repurchase agreements as our principal source of financing in connection with leveraging our MBS portfolio.  Amounts due upon maturity of our repurchase agreements will be funded primarily through rollover/reissuance of new repurchase agreements along with principal and interest payments received from MBS we own.  As of December 31, 2004, we had not entered into any repurchase agreements.  In the future, we anticipate that we will enter into repurchase agreements primarily with financial institutions that have the highest rating from a nationally recognized rating agency.  We have established master repurchase arrangements with four financial institutions, in amounts that we believe are currently in excess of our anticipated needs.  These master agreements do not constitute commitments by us or by the counterparties.  We expect to enter into repurchase transactions with one or more of these financial institutions to provide us with most of the funding we will need to satisfy our commitments to purchase approximately $375.0 million of MBS under the forward purchase arrangements we entered into during February and March 2005.

A repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing under which we effectively pledge our MBS as collateral to secure a short-term loan.  (While the MBS is used as collateral, we continue to receive principal and interest payments in respect of the MBS.)  Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral.  At the maturity of the repurchase agreement, we are required to repay the loan and correspondingly receive back our collateral.  These types of leveraging arrangements for MBS purchases typically permit more than 90% of the purchase price of the underlying MBS to be financed through the repurchase agreement.

Repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of existing pledged collateral declines below a specified percentage.  The pledged collateral may fluctuate in value during the life of the repurchase agreement due to, among other things, principal repayments, market changes in interest rates and credit quality.  In such cases, a lender may require us to post additional collateral, or we may choose to sell the pledged security and repay the “loan.”  This type of activity is one of the risks of a leveraged strategy discussed below in Item 7 under the heading “Risk Factors – Borrowings may adversely affect the performance of our portfolio of MBS.”  We expect to use repurchase agreements that will have original maturities ranging from 30 to 90 days.  In the event a lender under a repurchase agreement decides not to renew a repurchase agreement at its maturity, we will be required to use our own cash or obtain other financing to close out the repurchase agreement and pay off the loan.  In addition, as discussed below in Item 7 under the heading “Risk Factors – Differences in timing of interest rate adjustments on our acquired securities and our borrowings may adversely affect our MBS strategy and the returns on the portion of our cash we invest in MBS,” because the interest rates paid by our MBS investments typically will not adjust more than once per year, in an environment of increasing short-term interest rates, our borrowing costs may increase more quickly than the interest rates paid by our MBS portfolio.  This could have a significant negative effect on our financial performance and could materially reduce the yield we realize from our MBS portfolio.

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

We intend to enter into repurchase agreements only with financial institutions that have received the highest available long-term debt rating from a nationally recognized rating agency.  If this credit rating is not met, we will not enter into repurchase agreements with that lender without the consent of our Board of Directors.  In the event one of our lenders is downgraded, the approval of our Board of Directors will have to be obtained before entering into additional repurchase agreements with that lender.  We seek to diversify our exposure by entering into repurchase agreements with numerous separate lenders so that no one lender constitutes more than 35% of all of our outstanding repurchase agreements.  If, during the term of a repurchase agreement, a lender were to file for bankruptcy, we might experience difficulty recovering the pledged security and might have only an unsecured claim against the lender’s assets for the difference between the amount we borrowed and the estimated fair value of the collateral we pledged to such lender (if any).

We may also use derivative transactions and other hedging strategies, such as interest rate swaps and caps, options to purchase swaps and caps, financial futures contracts and options on futures, to help mitigate prepayment and interest rate risks if we determine that the cost of these transactions is justified by their potential benefit.  We would use hedging to mitigate declines in the market value of our mortgage-backed securities during periods of increasing or decreasing interest rates or to limit or cap the interest rates on our borrowings.  We expect that the extent and type of our hedging activity will vary based on the level and volatility of interest rates and mortgage principal prepayments, the type of mortgage-backed securities we acquire and other changing market conditions. We will not enter into hedging transactions for speculative purposes.  The use of hedging strategies involves risks, which are described below in Item 7 under the heading “Risk Factors – Borrowings may adversely affect the performance of our portfolio of MBS.”

Aether’s MBS Investments

The MBS that we acquire and trade are agency mortgage-backed securities which, although not rated, carry an implied “AAA” rating.  Agency mortgage-backed securities are mortgage-backed securities where a government agency or federally chartered corporation, such as FHLMC, FNMA or GNMA, guarantees payments of principal or interest on the securities.  Agency mortgage-backed securities consist of pass-through certificates issued or guaranteed by an agency.

The MBS that we acquire provide funds for mortgage loans made primarily to residential homeowners.  These securities generally represent interests in pools of mortgage loans made by savings and loan institutions, mortgage bankers, commercial banks and other mortgage lenders.  These pools of mortgage loans are assembled for sale to investors (like us) by various government, government-related and private organizations.  MBS differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates.  Instead, MBS provide for a monthly payment, which consists of both interest and principal.  In effect, these payments are a “pass-through” of the monthly interest and principal payments made by the individual borrower on the mortgage loans, net of any fees paid to the issuer or guarantor of the securities.  Additional payments result from prepayments of principal upon the sale, refinancing or foreclosure of the underlying residential property.  Some MBS, such as securities issued by GNMA, are described as “modified pass-through” securities.  These securities entitle the holder to receive all interest and principal payments owed on the mortgage pool, net of certain fees, regardless of whether the mortgagors actually make mortgage payments when due.

The investment characteristics of pass-through mortgage-backed securities differ from those of traditional fixed-income securities. The major differences include the payment of interest and principal on the MBS on a more frequent schedule, as described above, and the possibility that principal may be prepaid at any time due to prepayments on the underlying mortgage loans or other assets.  These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities.

Various factors affect the rate at which mortgage prepayments occur, including changes in interest rates, general economic conditions, the age of the mortgage loan, the location of the property and other social and demographic conditions.  Generally prepayments on MBS increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates.  We may reinvest prepayments at a yield that is higher or lower than the yield on the initial underlying MBS security purchased, thus affecting the weighted average yield of our investments.

To the extent MBS are purchased at a premium, faster than expected prepayments result in accelerated amortization of the premium paid, which can have a negative effect on the yield from our mortgage-backed securities portfolio. Conversely, if these securities were purchased at a discount, faster than expected prepayments accelerate our recognition of the discount and can have a positive effect on the yield from our mortgage-backed securities portfolio.

FHLMC Certificates

FHLMC is a privately-owned, government-sponsored enterprise created pursuant to an act of Congress on July 24, 1970.  The principal activity of FHLMC currently consists of the purchase of mortgage loans or participation interests in mortgage loans and the resale of the loans and participations in the form of guaranteed MBS.  FHLMC guarantees to each holder of FHLMC certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder’s pro rata share of the unpaid principal balance of the related mortgage loans, but does not guarantee the timely payment of scheduled principal of the underlying mortgage loans.  The obligations of FHLMC under its guarantees are solely those of FHLMC and are not backed by the full faith and credit of the United States.  If FHLMC were unable to satisfy these obligations, distributions to holders of FHLMC certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, defaults and delinquencies on the underlying mortgage loans would adversely affect monthly distributions to holders of FHLMC certificates.

FHLMC certificates may be backed by pools of single-family mortgage loans or multi-family mortgage loans. These underlying mortgage loans may have original terms to maturity of up to 40 years.  FHLMC certificates may be issued under cash programs (composed of mortgage loans purchased from a number of sellers) or guarantor programs (composed of mortgage loans acquired from one seller in exchange for certificates representing interests in the mortgage loans purchased).

FHLMC certificates may pay interest at a fixed rate or an adjustable rate.  The interest rate paid on adjustable-rate FHLMC certificates (“FHLMC ARMs”) adjusts periodically within 60 days prior to the month in which the interest rates on the underlying mortgage loans adjust. The interest rates paid on certificates issued under FHLMC’s standard ARM programs adjust in relation to the Treasury index. Other specified indices used in FHLMC ARM programs include the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices.  Interest rates paid on fully-indexed FHLMC ARM certificates equal the applicable index rate plus a specified number of basis points.  The majority of series of FHLMC ARM certificates issued to date have evidenced pools of mortgage loans with monthly, semi-annual or annual interest adjustments.  Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate.  Certain FHLMC programs include mortgage loans which allow the borrower to convert the adjustable mortgage interest rate to a fixed rate.  Adjustable-rate mortgages which are converted into fixed-rate mortgage loans are repurchased by FHLMC or by the seller of the loan to FHLMC at the unpaid principal balance of the loan plus accrued interest to the due date of the last adjustable rate interest payment.

FNMA Certificates

FNMA is a privately-owned, federally-chartered corporation organized and existing under the Federal National Mortgage Association Charter Act.  FNMA provides funds to the mortgage market primarily by purchasing home mortgage loans from local lenders, thereby replenishing their funds for additional lending.  FNMA guarantees to the registered holder of a FNMA certificate that it will distribute amounts representing scheduled principal and interest on the mortgage loans in the pool underlying the FNMA certificate, whether or not received, and the full principal amount of any such mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received.  The obligations of FNMA under its guarantees are solely those of FNMA and are not backed by the full faith and credit of the United States.  If FNMA were unable to satisfy its obligations, distributions to holders of FNMA certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, defaults and delinquencies on the underlying mortgage loans would adversely affect monthly distributions to holders of FNMA.

FNMA certificates may be backed by pools of single-family or multi-family mortgage loans.  The original term to maturity of any such mortgage loan generally does not exceed 40 years.  FNMA certificates may pay interest at a fixed rate or an adjustable rate.  Each series of FNMA ARM certificates bears an initial interest rate and margin tied to an index based on all loans in the related pool, less a fixed percentage representing servicing compensation and FNMA’s guarantee fee.  The specified index used in different series has included the Treasury Index, the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices.  Interest rates paid on fully-indexed FNMA ARM certificates equal the applicable index rate plus a specified number of basis points.  The majority of series of FNMA ARM certificates issued to date have evidenced pools of mortgage loans with monthly, semi-annual or annual interest rate adjustments.  Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate. Certain FNMA programs include mortgage loans which allow the borrower to convert the adjustable mortgage interest rate of the adjustable-rate mortgage to a fixed rate.  Adjustable-rate mortgages which are converted into fixed-rate mortgage loans are repurchased by FNMA or by the seller of the loans to FNMA at the unpaid principal of the loan plus accrued interest to the due date of the last adjustable rate interest payment.  Adjustments to the interest rates on FNMA ARM certificates are typically subject to lifetime caps and periodic rate or payment caps.

All of the MBS we held as of December 31, 2004 and all of the MBS covered by the forward purchase arrangements we entered into during February and March 2005 are FNMA certificates.

GNMA Certificates

GNMA is a wholly owned corporate instrumentality of the United States within the Department of Housing and Urban Development.  The National Housing Act of 1934 authorizes GNMA to guarantee the timely payment of the principal of and interest on certificates which represent an interest in a pool of mortgages insured by the Federal Housing Administration or partially guaranteed by the Department of Veterans Affairs and other loans eligible for inclusion in mortgage pools underlying GNMA certificates.  Section 306(g) of the Housing Act provides that the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty by GNMA.

At present, most GNMA certificates are backed by single-family mortgage loans.  The interest rate paid on GNMA certificates may be a fixed rate or an adjustable rate.  The interest rate on GNMA certificates issued under GNMA’s standard ARM program adjusts annually in relation to the Treasury index.  Adjustments in the interest rate are generally limited to an annual increase or decrease of 100 basis points and to a lifetime cap of 500 basis points over the initial coupon rate.

REGULATION

We intend to operate under an exception from the definition of an “investment company” set forth in Section 3(c)(5) of the Investment Company Act for companies that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.  Absent such exception or another applicable exception, we would be required to register as an investment company under the Investment Company Act and would be required to comply with the various regulations adopted by the SEC for application to registered investment companies.  The staff of the SEC has expressed the view that, in order to be considered to be “primarily engaged” in the real estate business, a company must have at least 55% of its assets in qualifying real estate interests, which the SEC staff has said, through “no-action” positions, include whole pool mortgage interests issued by FHLMC, FNMA or GNMA, and at least 25% of its assets in other real estate related assets.  This 25% minimum is reduced to the extent a company invests more than 55% of its assets in qualifying real estate interests.  Neither the SEC nor its staff has defined the term “real estate related assets” for purposes of the 25% requirement set forth above.  The staff has indicated, however, that a loan will qualify as a real estate related asset if at least 55% of the fair market value of the loan is secured by real estate at the time the company acquires the loan.  The staff has also indicated that agency partial pool certificates and certain interests in companies that invest in mortgages or other interests in real estate are real estate related assets.  We intend to conduct our business in such a manner as to be excepted from the definition of an investment company under Section 3(c)(5) of the Investment Company Act.  The MBS investments we have purchased qualify as qualifying real estate assets, based on the current views of the SEC Staff.  If we failed to remain exempt from the regulations applicable to “investment companies,” our business could be adversely affected, as discussed below under the heading “Risk Factors – Loss of Investment Company Act exemption would adversely affect us.”

To the extent we explore alternative or additional business strategies, we may be limited by the rules and regulations of the Investment Company Act.  We will not pursue any strategy which would interfere with our exemption from registration under the Investment Company Act.

COMPETITION

Our ability to generate income from our MBS business depends, in large part, on our ability to acquire MBS in the marketplace in order to assemble a leveraged MBS portfolio and earn favorable spreads over our cost of funds.  In acquiring MBS, we compete with real estate investment trusts (REITs), financial institutions, such as banks, life insurance companies, savings and loan associations, and institutional investors, such as mutual funds and pension funds, other lenders and other entities that purchase MBS, many of which have greater financial resources than we do.  The existence of these competitors, as well as the possibility of additional competitors in the future, may increase competition for the acquisition of MBS resulting in higher prices and lower yields on our assets.  In addition, we and other companies that invest in MBS may look to sell such investments at the most favorable prices when market conditions dictate in order to reduce our leverage or reduce the overall amount we have invested in MBS.  At such times, we likely will be competing with other sellers to obtain the best available sale prices for our MBS.  Our outside investment advisor acquires and sells MBS for an $11 billion portfolio that it manages for an affiliate.  This may create a conflict of interest with its obligations to us, as discussed below under the heading “Risk Factors – The manager of our MBS portfolio may have a potential conflict of interest.”

GENERAL CORPORATE MATTERS

Aether was originally formed as Aeros, L.L.C. in January 1996.  We changed our name to Aether Technologies International, L.L.C. in August 1996 and to Aether Systems L.L.C. in September 1999.  Immediately prior to completing our initial public offering of common stock on October 20, 1999, we converted from a limited liability company to a Delaware corporation and changed our name to Aether Systems, Inc.  Our principal executive offices are located at 621 E. Pratt St., Suite 601, Baltimore, MD  21202.  Our telephone number is (443) 573-9400 and our fax number is (443) 573-0383.

Our Internet address is www.aethersystems.com.  We make available free of charge, on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  We are providing the address of our internet website solely for the information of investors.  We do not intend the internet address to be an active link, and the contents of the website are not a part of this Report.

We have adopted a general code of ethics for our business.  We have also adopted a code of ethical conduct that applies solely to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions.  The Board of Directors is responsible for reviewing and authorizing any waivers from both the code of ethics and code of ethical conduct for senior financial officers and we will file any waivers from, or amendments to, these codes with the SEC.  Both the general code of ethics and the code of ethical conduct for senior financial officers, as well as the charters for our audit committee, nominating and corporate governance committee and compensation committee, are available on Aether’s website, www.aethersystems.com.  This information is also available in print upon written request to our secretary at the address set forth above.

We have also adopted procedures for our stockholders to communicate with our Board of Directors.  Stockholders who wish to contact the Board of Directors, or an individual director, should contact the Board of Directors or individual director at investor_relations@aethersystems.com or in writing at 621 E. Pratt St., Suite 601, Baltimore, MD  21202.  The Secretary will compile all communications and submit them to the Board of Directors, or individual directors, on a periodic basis.

EMPLOYEES

As of December 31, 2004, our continuing operations had a total of 12 employees.  None of our employees is covered by a collective bargaining agreement.  We believe that our relations with our employees are good.  As of January 31, 2005, we further reduced our staffing levels and had a total of eight employees.

ITEM 2.  PROPERTIES

Our principal offices are located in Baltimore, Maryland.  In addition, we maintain a lease for space in Marlborough, Massachusetts that we used as the headquarters for our Mobile Government business.  We have sublet this office space to BIO-Key International, Inc., the company that purchased our Mobile Government business.  Our lease of 24,418 square feet in Owings Mills, Maryland (11500 Cronridge Drive) expired on January 31, 2005.  We also lease an aggregate of approximately 5,000 square feet in Larkspur, California (which is being sublet and will expire on March 31, 2005).  We believe that our retained facilities are adequate for the purposes for which they are presently used and that replacement facilities are available at comparable cost, should the need arise.

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

Initial motions to dismiss the case were filed and the court held oral argument on the motions to dismiss on November 1, 2002.  On February 19, 2003, the court issued an Opinion and Order on defendants’ motions to dismiss, which granted the motions in part and denied the motions in part.  As to Aether Systems, the motion to dismiss the claims against it was denied in its entirety.  Discovery has now commenced.  The plaintiffs voluntarily dismissed without prejudice the officer and director defendants of Aether.  On June 26, 2003, the Plaintiff’s Executive Committee in this case announced a proposed settlement with the issuers.  The proposed settlement is a settlement among the plaintiffs, the issuer-defendants, including Aether, and the officer and director defendants of the issuers.  The plaintiffs will continue litigating their claims against the underwriter-defendants.  Under terms of the proposed settlement, Aether would not incur any material financial or other liability.  On June 14, 2004, the plaintiffs and issuer defendants presented the executed settlement agreement to Judge Scheindlin during a court conference.  Subsequently, plaintiffs and issuers made a motion for preliminary approval of the settlement agreement.  On July 14, 2004, the underwriter defendants filed a memorandum of law in opposition to plaintiffs’ motion for preliminary approval of the settlement agreement.  Reply briefs in support of the settlement were submitted to the court.  In December 2004, the court ordered additional briefing on the motion.  All of the additional briefs were submitted to the court.  On February 15, 2005, Judge Scheindlin issued an Opinion and Order granting preliminary approval to the settlement agreement.  The court will schedule a fairness hearing on the proposed settlement and subsequently will decide whether to grant final approval to the settlement agreement.  The settlement agreement is subject to the approval of the District Court.  There can be no assurance such approval will be granted.

Aether is also a party to other legal proceedings in the normal course of business.  Based on evaluation of these matters and discussions with counsel, Aether believes that liabilities arising from these matters will not have a material adverse effect on the consolidated results of its operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to Aether’s stockholders for consideration during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR AETHER’S’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Our common stock has been quoted on the Nasdaq National Market under the symbol AETH since our initial public offering on October 20, 1999.  Prior to that time, there was no public market for our common stock.  The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported on the Nasdaq National Market.

	2004		2003
QUARTER ENDED	HIGH	LOW	HIGH	LOW
March 31	$5.91	$3.92	$3.95	$2.96
June 30	$4.93	$3.23	$5.37	$3.15
September 30	$3.45	$2.72	$6.21	$4.57
December 31	$4.00	$3.27	$5.26	$4.50

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

The number of holders of record of Aether’s common stock as of December 31, 2004 was 553.

DIVIDENDS

We have never declared or paid any cash dividends on our capital stock nor, when we were organized as a limited liability company, did we make any distributions to our members.  As discussed above in Item 1 under the heading “Introduction,” for the period that our accumulated tax loss carryforwards remain available for use, we expect to retain earnings, if any, to support the development of our business, rather than pay periodic cash dividends.  Our Board of Directors may reconsider or change this policy in the future.  Payment of future dividends, if any, will be at the discretion of our Board of Directors, after taking into account such factors as it considers relevant, including our financial condition, the performance of our business, the perceived benefits to the Company and our stockholders of re-investing earnings, anticipated future cash needs of our business, the tax consequences of retaining earnings and the tax consequences to the Company and its stockholders of making dividend payments.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Plan Category	Plan Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1999 Equity Incentive Plan	2,063,836	$4.03		6,728,957

Equity compensation plans not approved by security holders	Acquisition Incentive Plan	18,325	0.00	(1)	1,881,675

Total		2,082,161	$4.03		8,610,632

(1) All of the securities issued to date under this plan have been shares of restricted stock that vest over various periods.

Acquisition Incentive Plan

The Acquisition Incentive Plan was effective December 15, 2000.  Grants under the plan may be made to all employees, consultants and certain other service providers (other than directors and executive officers) of the Company.  Under the plan, Aether’s Board of Directors has authorized the issuance of up to 1,900,000 shares of Aether common stock in connection with the grant of stock options or restricted stock.  All options granted under the Acquisition Incentive Plan must be nonqualified stock options.  Any shares covered by an award that are used to pay the exercise price or any required withholding tax will become available for re-issuance under the plan.  In the event of a “change of control” as such term is defined in the plan, awards of restricted stock and stock options will become fully vested or exercisable, as applicable, to the extent the award agreement granting such restricted stock or options provides for such acceleration.  (Individuals receive an award agreement upon grant of an award under the plan.)  A participant will immediately forfeit any and all unvested options and forfeit all unvested restricted stock at the time of termination from Aether, unless the award agreement provides otherwise.  No participant may exercise vested options after the 90th day from the date of termination from Aether, unless the award grant provides otherwise.  No awards may be made pursuant to the Acquisition Incentive Plan after December 14, 2010.  The plan is administered by Aether’s Compensation Committee.

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

The results of operations in the following Selected Financial Data, as well as in our consolidated financial statements, present the results of our EMS, Transportation and Mobile Government segments, which we sold during 2004, as discontinued operations.  Loss from continuing operations does not include any financial results of the EMS, Transportation or Mobile Government segments.

	YEAR ENDED DECEMBER 31,
	2000	2001	2002	2003	2004
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Interest income from MBS portfolio	$—	$—	$—	$—	$928
Interest expense from MBS portfolio	—	—	—	—	—
Net interest income from MBS portfolio	—	—	—	—	928
Gain on sale of MBS	—	—	—	—	1,826

Operating expenses:
Selling, general and administrative (1)	(21,163)	(38,340)	(22,862)	(15,779)	(12,150)
Depreciation and amortization	(2,165)	(7,802)	(6,319)	(2,672)	(2,212)
Option and warrant expense	(3,889)	(1,990)	(1,735)	(928)	(594)
Impairment of other assets	—	(2,807)	(7,589)	(1,367)	—
Other expense	—	—	—	(744)	(60)
Restructuring charge	—	(875)	(558)	(306)	(1,054)
Total operating expenses	(27,217)	(51,814)	(39,063)	(21,796)	(16,070)
Operating loss	(27,217)	(51,814)	(39,063)	(21,796)	(13,316)
Interest income from money market accounts	55,997	27,556	9,921	6,037	3,508
Interest expense from subordinated notes	(15,981)	(20,402)	(15,827)	(10,427)	(7,917)
Equity in losses of investments	(47,886)	(57,523)	(4,744)	(97)	—
Gain (loss) on early extinguishment of debt	—	7,684	42,765	—	(2,419)
Investment gain (loss), including impairments, net	—	(143,384)	(14,412)	587	(3,559)
Loss from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(35,087)	(237,883)	(21,360)	(25,696)	(23,703)
Loss from discontinued operations, net of tax expense (benefit) of $(1.6 million), $(10.7 million), $(535,000), $75,000 and $0 for 2000, 2001, 2002, 2003 and 2004, respectively	(327,613)	(1,422,776)	(304,062)	(23,756)	(45,450)
Gain on sale of discontinued operations	—	—	—	—	20,825
Cumulative effect of change in accounting principle relating to adoption of SFAS No. 133 in 2001	—	6,564	—	—	—
Net loss	$(362,700)	$(1,654,095)	$(325,422)	$(49,452)	$(48,328)
Net loss per share from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(0.97)	$(5.84)	$(0.51)	$(0.60)	$(0.54)
Net loss per share from discontinued operations	(9.02)	(34.93)	(7.22)	(0.56)	(1.04)
Gain per share on sale of discontinued operations	—	—	—	—	0.47
Cumulative effect of change in accounting principle	—	0.16	—	—	—
Net loss per share – basic and diluted	$(9.99)	$(40.61)	$(7.73)	$(1.16)	$(1.11)
Weighted average shares outstanding	36,310	40,732	42,117	42,616	43,713

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents (including restricted cash)	$872,747	$527,430	$68,593	$39,682	$69,555
Investments available for sale	2,648	2,490	255,825	220,849	—
MBS	—	—	—	—	62,184
Total assets	2,677,375	951,419	475,407	398,105	136,586
Total debt	334,941	306,138	154,945	154,942	—
Stockholders’ equity	$2,167,699	$544,526	$229,398	$179,301	$130,590

(1)          Exclusive of option and warrant expense - see consolidated financial statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes, which appear in Item 8 of this Report.

In this discussion and analysis, we explain our financial condition and results of operations.  We have organized our discussion and analysis as follows:

•                  First, we briefly summarize the impact of the sales of our mobile and wireless data businesses on our operating results and our financial condition.

•                  We then discuss a number of aspects of our financial results that make it difficult to compare results from one year to the next.

•                  We then discuss our critical accounting policies.

•                  We then discuss the results of our continuing operations for the year ended December 31, 2004, compared with results for 2003 and 2002.

•                  Next, we review our financial condition addressing our sources and uses of cash, liquidity and capital resources and contractual obligations.

•                  We conclude with a description of risks associated with our business.

INTRODUCTION AND OVERVIEW

Sales of Mobile and Wireless Data Businesses

We own and manage a portfolio of mortgage-backed securities and other short-term government agency investments.  These investments and our strategy for managing this business are discussed in detail above in Item 1 under the heading “Introduction.”

In 2004, we sold our mobile and wireless data businesses, which had not been profitable historically, and we substantially reduced our operating losses and overall cash consumption.  During the fourth quarter of 2004, we substantially completed our obligations under certain transition services agreements with the purchasers of our Transportation and Mobile Government businesses and began to focus primarily on our mortgage-backed securities business.  We also further reduced staffing levels and reduced ongoing operating expenses.  Because of certain costs related to the sales of our Transportation and Mobile Government businesses and the implementation of our new business strategy, however, overall fourth quarter operating expenses in 2004 were higher than we expect them to be in future quarters.

In connection with our business transition, during the fourth quarter we reduced the size of our corporate staff significantly and currently have a staff of eight employees.  In addition, we have relocated our corporate offices to a smaller leased facility in Baltimore, Maryland.  This new location will become our sole operating location.  All other existing leases (except for the lease in Massachusetts that we have sublet to the buyer of our Mobile Government business) expire during the first quarter of 2005.  Going forward, we expect our general and administrative expenses to be significantly lower, although we will still incur costs associated with being a public company, including insurance, audit and other outside professional services, compliance and various regulatory fees.  We also will continue to incur fees for our outside investment and financial advisors.

As a result of the sales of our three mobile and wireless data business segments, we have presented the results of the EMS, Transportation and Mobile Government segments as “discontinued operations.”  These three operating segments accounted for all of the operating revenue and a significant portion of the operating expenses that we have previously reported.  Consequently, when the results of these segments are presented as “discontinued operations,” the operating revenues and expenses of our continuing operations are significantly lower than they have been in the past.  As required by generally accepted accounting principles, we have restated prior periods to reflect the presentation of the Transportation and Mobile Government segments as “discontinued operations,” so that period-to-period results are comparable.

We may be subject to continuing liabilities as a result of our sales of our operating business.  Under the definitive purchase agreements, we have agreed to indemnify the buyers of these businesses for certain breaches of representations and warranties and other covenants that we provided to them with respect to the sales of the businesses.  In addition, we remain fully liable for the operation of each of the business segments prior to the dispositions.  We also have retained liability for certain continuing obligations associated with the Mobile Government segment, as described in Note 15 of the notes to our consolidated financial statements included in Item 8 of this Report.  In addition, as discussed below in Item 7 under the heading “Sales of Discontinued Operations” and in Note 15 of the notes to our consolidated financial statements included in Item 8 of this Report, we are involved in a dispute with the buyer of our Transportation segment about the amount of post-closing payments and purchase price adjustments.  To the extent this dispute is not resolved in our favor, we may not receive certain additional payments that we expect and we may be required to make a cash payment to the buyer.  In such event, we would record a charge against earnings, further increasing the loss on the sale of the Transportation segment.

With the transition from our mobile and wireless data businesses to our MBS business, we will no longer report revenue, cost of revenue or gross profit.  Instead, we expect that our income statement will consist primarily of interest income and expense, realized and unrealized gains on transactions and selling, general and administrative expenses.  Our balance sheet now includes (or as we develop our MBS business, is expected to include) primarily cash and cash equivalents, investments, repurchase agreements (to the extent we borrow funds to leverage our MBS portfolio), interest receivable and payable and other less significant assets and liabilities, including the fair value of derivative instruments.  To the extent that we enter additional or different businesses in the future, the results of our operations and the composition of our assets and liabilities could again change materially.

Other Factors Affecting Comparability of Results of Operations

Certain items included in our results of operations have varied significantly from one year to the next, making it difficult to compare our overall results from year to year.  These items are discussed below.  In general, as discussed below, we do not expect these items to have a material impact on our results of operations in future years.

Impairment Charges

SFAS No. 121 Impairments

Through December 31, 2001, we recorded approximately $1.718 billion in goodwill and other intangibles in discontinued operations related to acquisitions of mobile and wireless data businesses.  During 2001, we performed on-going analysis of the recoverability of our goodwill and other intangibles and the value of our investments in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of.”  Based on quantitative and qualitative measures, we assessed the need to record impairment losses on long-lived assets used in operations when impairment indicators were present.

Based on a variety of indicators, we determined during 2001 that the goodwill and other intangibles from our acquisitions may have become impaired.  As a result of our review, we determined that the carrying value of goodwill and certain other assets related to our acquisitions were not fully recoverable.  Accordingly, during 2001, we recorded impairment charges in continuing operations of approximately $2.8 million, which represented the difference between the carrying value and fair value of the assets.  Also during 2001, we recorded impairment charges in discontinued operations of approximately $1.118 billion, which represented the difference between the carrying value and fair value of the goodwill, intangible and other assets.  These amounts are included in the loss from discontinued operations.

Goodwill

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

As a result of the adoption of SFAS No. 142, we recorded an impairment charge of $129.3 million ($29.7 million to goodwill and $99.6 million to intangible assets) related to discontinued operations.  SFAS No. 142 also requires that we repeat the impairment analysis each year, beginning with a recurring annual measurement date chosen by us in 2002.  We chose September 30, 2002 to be 2002’s measurement date, and we continued to perform annual impairment reviews as of September 30th each subsequent year.  The September 30, 2002 review resulted in an additional impairment charge to goodwill of $26.8 million.  All of these amounts are included in loss from discontinued operations.  We performed this analysis again in September 2003 and determined that there was no further impairment of goodwill at that time.

During the second quarter of 2004, with the potential future sale of the Transportation and Mobile Government segments, we reassessed the value of the Transportation and Mobile Government goodwill and recorded impairment charges related to goodwill of $12.2 million and $8.9 million, respectively.  After the sale of the EMS, Transportation and Mobile Government segments, we no longer have any goodwill on our balance sheet.  Therefore, SFAS No. 142 and goodwill impairment charges will not be relevant to future results.

See Notes 3 and 15 of the notes to our consolidated financial statements included in Item 8 of this Report for a more detailed discussion of these subjects.

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

During 2002, we recorded an impairment charge to intangibles and other long-lived assets of $42.8 million.  Of this charge, $7.6 million related to continuing operations and $30.0 million, $5.1 million and $125,000 related to EMS, Transportation and Mobile Government, respectively, which are reported as discontinued operations.

During 2003, we recorded impairment charges to intangibles and other long-lived assets of $2.7 million.  Of this charge, $1.4 million related to continuing operations and $629,000 and $677,000 related to EMS and Transportation, respectively, which are reported as discontinued operations.

During the second quarter of 2004, with the potential future sale of the Transportation and Mobile Government segments, we reassessed the value of the Transportation and Mobile Government intangibles and other long-lived assets and recorded non-cash impairment charges related to Transportation intangibles and other assets of $3.1 million and $11.3 million, respectively.  After the sale of the EMS, Transportation and Mobile Government segments, we no longer have any intangible assets on our balance sheet.  Therefore, intangible asset impairment charges will not be relevant to future results.  We will continue to evaluate our other long-lived assets in accordance with SFAS No. 144.

See Notes 3 and 15 of the notes to our consolidated financial statements included in Item 8 of this Report for a more detailed discussion of these subjects.

Investments

From 1999 through 2001, we made approximately $196.8 million of investments in other businesses through our Aether Capital L.L.C. subsidiary.  During 2001, we recorded a net charge of $143.4 million, which included $136.7 million in impairment charges related to our investments.  The remainder of the net charge related to net gains and losses from the sales of investments, and changes in the fair value of warrants.

During 2002, we recorded a net charge of $14.4 million, which included $14.1 million in impairment charges related to our investments.  The remainder of the charge related to net gains and losses from the sales of investments, and changes in the fair value of warrants.

During 2003, we recorded a net gain of $587,000, which included impairment charges of $71,000 related to our investments.  The remainder of the net gain resulted from sales of investments.

During 2004, we recorded a net loss of $3.6 million, which included a $5.4 million loss on the liquidation of our investments available for sale consisting of highly liquid U.S. Government Agency-sponsored securities.  The loss was partially offset by a gain of $1.8 million relating to the sale of other investments.

As of December 31, 2004, our investment balances were primarily related to MBS and cash equivalents.

See Note 5 of the notes to our consolidated financial statements included in Item 8 of this Report for a more detailed discussion of these subjects.

Restructuring Charges

During 2001 through 2004, we implemented expense reduction plans as part of our integration strategy focused on improving operational efficiencies and the implementation of other measures in order to reduce planned expenses.  These efforts have resulted in the consolidation of excess facilities and a significant reduction in our workforce.  As of December 31, 2004, we had a total of 12 employees, and all of them were located at our principal office in Baltimore, Maryland.  Employee separation benefits under the restructuring plans include severance, medical, and other benefits.  Facility closure costs and other costs included expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.

(Charge in thousands)	2002	2003	2004
Continuing Operations
Charge	$558	$306	$1,054
Positions Eliminated	37	10	14
Discontinued Operations
Charge	$37,186	$5,851	$84
Positions Eliminated	287	102	—
Facilities Closed or Consolidated	2	—	—

As of December 31, 2004, the accrued liability related to all restructuring activities was $259,000, the majority of which related to lease obligations.  Restructuring charges in 2005 are not expected to be material to our results or financial condition.

See Note 8 of the notes to our consolidated financial statements included in Item 8 of this Report for a more detailed discussion of these subjects.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies affect the amount of income and expense we record in each period as well as the value of our assets and liabilities and our disclosures regarding contingent assets and liabilities.  In applying these critical accounting policies, we must make estimates and assumptions to prepare our financial statements that, if made differently, could have a positive or negative effect on our financial results.  We believe that our estimates and assumptions are both reasonable and appropriate, in light of applicable accounting rules.  However, estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control.  As a result, actual amounts could materially differ from estimates.

Management believes that the following accounting policies represent “critical accounting policies,” which the Securities and Exchange Commission defines as those that are most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often because management must make estimates about uncertain and changing matters.  We discuss these and other significant accounting policies related to our continuing operations in Note 2 of the notes to our consolidated financial statements included in Item 8 of this Report.

Mortgage-backed securities

We invest primarily in agency pass-through certificates representing interests in or obligations backed by pools of mortgage loans.

Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires us to classify our investments as trading investments, available-for-sale investments or held-to-maturity investments.  Although we generally intend to hold most of our investments until maturity, we may, from time to time, sell any of our investments as part of our overall management of our statement of financial condition.  Accordingly, this flexibility requires us to classify all of our mortgage-backed securities as available for sale.  All assets classified as available for sale are reported at fair value, based on market pricing estimates provided by independent pricing services and dealers who make markets in these financial instruments, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.

Unrealized losses on mortgage-backed securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the securities is adjusted.  As of December 31, 2004, we had two MBS in an aggregate unrealized loss position of $210,000 because changes in interest rates have reduced their market value.  The securities carry an implied AAA rating.  We do not consider these unrealized losses other-than-temporary since we have the ability and the intent to hold the investments for a period of time sufficient to allow for a market price recovery.

Interest income is accrued based on the outstanding principal amount of the securities and their contractual terms.  Premiums and discounts associated with the purchase of the securities are amortized into interest income over the lives of the securities using the interest method in accordance with Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.  Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds, and current market conditions.  In general, as prepayment speeds on our MBS increase, related purchase premium amortization increases, thereby reducing our net yield on MBS.  If we used different prepayment estimates, the amounts we report for interest income could be materially different.

MBS transactions are recorded on the trade date.  Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date.  Realized gains and losses on such transactions are determined on the specific identification basis.

See Note 4 of the notes to our consolidated financial statements included in Item 8 of this Report for a more detailed discussion of the MBS we held at December 31, 2004.

Valuation of deferred tax assets

We have deferred tax assets as a result of years of accumulated tax loss carryforwards.  Management believes we will achieve profitable operations in future years that will enable us to recover the benefit of our deferred tax assets.  However, we presently do not have sufficient objective evidence to support management’s belief and, accordingly, we maintain a full valuation allowance for our net deferred tax assets as required by generally accepted accounting principles.  When we have sufficient objective evidence, we will reduce our valuation allowance accordingly.

See Note 10 of the notes to our consolidated financial statements included in Item 8 of this Report for a more detailed discussion of these subjects.

Guarantees

We have certain guarantees related to assigned leases.  We also agreed to maintain a letter of credit as collateral assurance of performance for a significant customer contract that was assigned to the buyer of our Mobile Government business in connection with the sale of that business.  These arrangements have been evaluated in accordance with FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), and we have recorded a total liability of $308,000 in respect to these arrangements.  This liability is included in “Other long-term liabilities” on our balance sheet.  The liability was recorded based on various scenarios that could result in potential liabilities from the guarantee ranging from $0 to $6.9 million and the estimated probability of those scenarios based on discussions with personnel closely involved with the project.  Had we used different estimates, the liability that we recorded could have differed materially.

See Note 14 of the notes to our consolidated financial statements included in Item 8 of this Report for a more detailed discussion of these subjects.

Recent Accounting Pronouncements

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, titled “Share-Based Payments” (“Statement No. 123R”). Statement No. 123R requires that share-based payments, such as grants of stock options, restricted shares, and stock appreciation rights, be measured at fair value and reported as expense in a company’s financial statements over the requisite service period.

See Note 2 of the notes to our consolidated financial statements included in Item 8 of this Report for a more detailed discussion of this subject.

RESULTS OF CONTINUING OPERATIONS

Overview

Because we began implementing our MBS strategy in 2004, and because we have only invested a limited amount of cash in MBS, in response to market conditions and the advice of our outside financial and investment advisors, the results of our operations in 2004 and prior years are not indicative of what we expect our results to be in the future.  Most significantly, our operating expenses (though they have declined significantly) are still higher than they will be, and we have realized only limited interest income from our MBS portfolio (reflecting limited MBS investment for only a portion of 2004 and our decision not to expand the portfolio in 2004 through the use of leverage).

The most notable trend in our operating results is the decline in both expenses and operating loss.  From 2002 to 2003, our business saw the benefits of our organizational restructuring efforts, which significantly reduced our operating expenses.  In 2002, we also repurchased a portion of our 6% convertible subordinated notes at a discount.  This not only produced a significant one-time gain (which reduced our 2002 loss from continuing operations), but also substantially reduced our interest expense going forward.

From 2003 to 2004, our business continued to benefit from our organizational restructuring activities.  Our operating loss continued to decline as a result of the decline in our expenses.  In October 2004, we redeemed all of the remaining outstanding 6% convertible subordinated notes at a price of 101.2% and realized a $2.4 million loss on the early extinguishment.  The loss, however, was offset by lower interest expense as a result of the redemption.  If we had not redeemed these notes, we would have been required to pay $4.3 million of interest on the notes through their maturity in March 2005.

Interest Income from MBS Portfolio

During the second quarter of 2004, we began implementing an MBS strategy and invested a portion of our cash resources into an MBS portfolio.  Initially, our Board of Directors authorized the use of up to $75 million for the MBS strategy.  This limit was later increased to $100 million.  Initially, we entered into forward purchase contracts representing commitments to make future purchases of mortgage-backed securities with an estimated face value of $264.5 million.  As discussed below, we sold our position for a gain in the third quarter of 2004 (before purchasing the underlying mortgage-backed securities).  We then invested approximately $63.8 million in MBS in September and October of 2004.  The remainder of our cash allocated to the MBS strategy was invested in short-term U.S. Government Agency-sponsored cash equivalents with yields between 1.23% and 2.27%.  We consider interest earned on all of these investments to be interest from our MBS portfolio.  During 2004, the interest earned on the portfolio was approximately $928,000, net of premium amortization and custodian fees.

(in thousands)	2004
Interest earned on MBS	$505
Less: MBS premium amortization	(22)
Interest earned on U.S. Government Agency-sponsored securities	447
Less: Custodian fees	(2)
Interest income from MBS portfolio	$928

Our interest income from MBS, which reflects the amortization of purchase premiums, varies primarily as a result of changes in interest rates and prepayment speeds.  Changes in both interest rates and prepayment speeds are uncertain and represent principal risks of our MBS strategy, as discussed below in Item 7 under the heading “Risk Factors – Differences in timing of interest rate adjustments on our acquired securities and on our borrowings may adversely affect our MBS strategy and the returns on the portion of our cash we invest in MBS.” Prepayment speeds, as reflected by the Constant Prepayment Rate (“CPR”), and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty.  In general, as prepayment speeds on our MBS increase, related purchase premium amortization increases, thereby reducing the net yield on MBS.

The following table presents key metrics of our MBS, for the quarterly periods presented:

Quarter Ended	Weighted Average Coupon	Weighted Average CPR	Weighted Average Yield
September 30, 2004	3.93%	—%	3.88%
December 31, 2004	3.92%	7.3%	3.76%

We believe that the CPR in future periods will depend, in part, on changes in and the level of market interest rates across the yield curve, with higher CPRs expected during periods of declining interest rates and lower CPRs expected during periods of rising interest rates.

Gain on Sale of MBS

In late June 2004, we purchased forward option contracts representing commitments to make future purchases of mortgage-backed securities with an estimated face value of $264.5 million.  The purchase commitments appreciated in value during the third quarter of 2004 and we sold our position, realizing a cash gain of approximately $1.8 million.

Operating Expenses

Our operating expenses have declined significantly each year from 2002 to 2004, primarily due to the results of our restructuring efforts, in which we streamlined our organization and reduced our workforce.  In addition, we have not continued to experience significant impairment charges on our long-lived assets, after incurring significant impairment charges in 2002 and, to a lesser extent, 2003.

Operating Expenses:

(in thousands)	2002	2003	2004
Selling, general and administrative expenses	$(22,862)	$(15,779)	$(12,150)
Depreciation	(6,319)	(2,672)	(2,212)
Option and warrant expense	(1,735)	(928)	(594)
Impairment of other assets	(7,589)	(1,367)	—
Other expense	—	(744)	(60)
Restructuring charge	(558)	(306)	(1,054)

Total Operating Expenses	$(39,063)	$(21,796)	$(16,070)

We expect our 2005 operating expenses to be significantly lower than 2004.  During the first quarter of 2005 we have substantially completed transition activities that related to ongoing obligations to the buyers of our Transportation and Mobile Government segments.  We also have streamlined our corporate infrastructure to the level required to support our ongoing business.  However, we will continue to incur the costs of operating as a publicly traded company, as discussed in more detail below in Item 7 under the heading “Risk Factors – Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.”

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist primarily of cash compensation and related costs for general corporate personnel, along with rent and general support costs.  These expenses also include the costs of outside professionals, including legal counsel, accountants and investment bankers.

SG&A expenses decreased $7.1 million, or approximately 31% from 2002 to 2003.  Of the decrease, $2.1 million is primarily due to reductions in personnel costs as a result of our reduction in workforce.  Telecommunications costs decreased $1.6 million.  Travel, taxes and facility expenses also decreased approximately $880,000, $709,000 and $686,000, respectively.

SG&A expenses decreased $3.6 million, or approximately 23%, from 2003 to 2004.  Of the decrease, $1.4 million is primarily due to reductions in personnel costs as a result of our reduction in workforce.  Facility and travel costs decreased approximately $978,000 and $447,000, respectively.  Additional expense reductions were offset somewhat by a $1.0 million increase in investment banking fees paid in 2004.  These investment banking fees included $900,000 related to the implementation of our MBS strategy, including $500,000 paid to our investment advisor (FBR Investment Management) for assisting with the development and launch of the MBS strategy, as well as $400,000 paid to a third-party investment expert to provide our management and our Board of Directors with an independent assessment of the MBS strategy.  Additionally, the investment banking fees included a $400,000 advisory fee related to an unconsummated deal to sell our Transportation segment.

Our 2004 SG&A expenses include the fees we pay to our investment advisor relative to their advisory services for our MBS portfolio.  These fees include a quarterly management fee equal to 0.0375% of the aggregate cost basis of the portfolio and an incentive fee equal to 25% of the yield in excess of a certain yield threshold.  The management fee will increase as the size of our MBS portfolio increases.  As of December 31, 2004, no incentive fee has been earned on the portfolio.

We expect our 2005 SG&A expenses to be significantly lower than 2004 now that we have completed the sales of our operating segments and the transition of our business.  Over time, if we increase our MBS portfolio to a significant size, we may expand our corporate staff to add MBS investment expertise, which would allow us to reduce our reliance on, and the fees we are required to pay to our outside investment advisors.  We have not yet determined at what point, if at all, we would consider it prudent and advisable to expand our corporate staff to add this capability, but we plan to continuously evaluate the cost-effectiveness of additional personnel.

Depreciation

Depreciation expenses arise from property and equipment purchased for use in our operations.

Depreciation decreased $3.6 million from 2002 to 2003.  The decrease was primarily a result of the impairment charges recorded during 2002, which significantly reduced the carrying value of our long-lived assets.

Depreciation decreased approximately $460,000 from 2003 to 2004.  The decrease was primarily a result of the impairment charges recorded during 2002 and 2003, which significantly reduced the carrying value of our long-lived assets, offset somewhat by accelerated depreciation on certain assets taken out of service during 2004.

During 2004, we identified that portion of our corporate assets that would cease to be used in our ongoing operations after the streamlining of our corporate infrastructure and our move to Baltimore.  At that point, we began accelerating the depreciation on those assets based on their shortened useful lives.  As a result, our fixed asset balances at December 31, 2004 primarily include assets that will be used on an ongoing basis and the depreciation on those assets in 2005 will be significantly lower than 2004 depreciation.

See Note 6 of the notes to our consolidated financial statements included in Item 8 of this Report for a more detailed discussion of these subjects.

Option and Warrant Expense

Option and warrant expense decreased approximately $807,000 from 2002 to 2003 and approximately $334,000 from 2003 to 2004.  The decreases in 2003 and 2004 were primarily the result of the cancellation of options as we reduced our work force.

See Note 12 of the notes to our consolidated financial statements included in Item 8 of this Report for a more detailed discussion of these subjects.

Impairment of Other Assets and Restructuring Charges

We have discussed our impairment of other assets and restructuring charges above in the introduction to this Item 7, under the headings “Impairment Charges – Intangibles and Other Long-Lived Assets” and “Restructuring,” respectively.

Other Expense

Other expense was approximately $744,000 for 2003 and was primarily due to the loss on disposal of our corporate jet, offset somewhat by gains on the disposal of other assets we sold.

Other expense for 2004 was approximately $60,000 and was primarily due to a litigation settlement.

Other Income (Expense):

(in thousands)	2002	2003	2004
Interest income from money market accounts	$9,921	$6,037	$3,508
Interest expense on subordinated notes payable	(15,827)	(10,427)	(7,917)
Gain (loss) on early extinguishment of debt	42,765	—	(2,419)
Equity in losses of investments	(4,744)	(97)	—
Investment gain (loss), including impairments, net	(14,412)	587	(3,559)
Total	$17,703	$(3,900)	$(10,387)

Interest Income from Money Market Accounts

Interest income from money market accounts consists primarily of interest from cash equivalents and investments with a maturity of less than 12 months.  Interest income from money market accounts decreased approximately $3.9 million from 2002 to 2003 and approximately $2.5 million from 2003 to 2004 as the result of a decreasing cash and investment balance (as we continued to consume cash to fund our business and to repurchase (in 2002) and later redeem (in 2004) our 6% convertible subordinated notes), combined with decreased interest rates.  During 2004, we invested a substantial portion of our available cash in our MBS portfolio, and interest on such amounts is reported as “Interest income from MBS portfolio,” as discussed above.

Interest Expense on Subordinated Notes Payable

Interest expense on subordinated notes payable consists primarily of debt service on our outstanding 6% convertible subordinated notes.  Interest expense on subordinated notes payable decreased $5.4 million from 2002 to 2003 and $2.5 million from 2003 to 2004, primarily due to a decrease in the outstanding principal amount of the notes as the result of the repurchase of debt in 2002 and the redemption of the remaining debt in 2004.  As of October 4, 2004, all of the outstanding notes were redeemed and no further interest expense will be incurred.

Gain (Loss) on Early Extinguishment of Debt

During 2002, we realized a gain of $42.8 million, from repurchasing $135.6 million of our 6% convertible subordinated notes due March 22, 2005 at a discount to their face amount (including accrued interest).  During 2004, we redeemed all of the remaining outstanding notes at a price of 101.2% and realized a $2.4 million loss, which consisted of the $1.9 million premium on the repurchase and the recognition of approximately $560,000 in deferred financing costs.  The early retirement of the debt resulted in a savings of $4.3 million in interest expense on the notes that we would have been required to pay through their maturity in March 2005.

Equity in Losses of Investments

Equity in losses of investments consists of our proportionate share of the net losses in our investments over which we exercised significant influence and as such accounted for under the equity method of accounting.  Equity in losses of investments decreased to approximately $97,000 for 2003 from $4.7 million for 2002.  The decrease from 2002 to 2003 reflects a decrease in the number of equity investments in our portfolio in addition to decreased losses from those investments.  There were no equity losses of investments during 2004 and we no longer have any investments accounted for under the equity method.

Investment Gain (Loss), Including Impairments, Net

See the discussion under the heading “Impairment Charges - Investments,” above for a more detailed discussion of these subjects.

SALES OF DISCONTINUED OPERATIONS

EMS Sale

On January 13, 2004, we completed the sale of our EMS segment to TeleCommunication Systems, Inc. (“TCS”).  Pursuant to the purchase agreement, as amended, we received $19.0 million for the EMS segment, consisting of $18.0 million in cash and a note in the principal amount of $1.0 million due in August 2004.  We also received 204,020 shares of TCS Class A common stock valued as of closing at approximately $1.1 million.  In April 2004, we sold these securities and received approximately $1.4 million in cash.  In addition, the $1.0 million note from TCS was repaid in full in August 2004.

Transportation Sale

On September 17, 2004, we sold our Transportation segment to Slingshot Acquisition Corporation (“Slingshot”), which is an affiliate of Platinum Equity Capital Partners L.P., for $25.0 million in cash.  The purchase price is subject to a post-closing adjustment based on net working capital to the extent the Transportation segment’s adjusted net working capital at August 31, 2004 was more than $28.2 million or less than $27.6 million.  In addition, the parties also agreed to net cash receipts and payments by (or for the account of) the Transportation segment between September 1, 2004 and the closing date, with any positive net cash balance being payable to Slingshot and any negative balance being due from Slingshot.  The transaction was structured as a sale of assets and assumption of certain liabilities.  The assets sold consisted of all of the assets used primarily in the Transportation segment.  Slingshot assumed responsibility for substantially all post-closing liabilities and certain historical liabilities, of the Transportation segment.  At the closing of the purchase agreement, we entered into a transition services agreement with Slingshot to provide for the orderly transition of the business to Slingshot, which is expected to be completed by early 2005.

In connection with the sale of the Transportation segment, we recorded a $26.6 million non-cash impairment charge in the second quarter of 2004.

During the fourth quarter of 2004, both parties advised each other of significant disagreement over both the working capital adjustment and the cash true-up.  We advised Slingshot that based on our calculation of net working capital, the purchase price should be reduced by approximately $67,000.  In addition, we advised Slingshot that pursuant to the cash true-up mechanism, Slingshot owed us approximately $923,000.  Slingshot disputed our calculations and contended that its own calculation of working capital supported a downward purchase price adjustment of approximately $8.1 million and its view of the cash true-up arrangement suggested that it should receive a payment from us of approximately $300,000.  We subsequently responded to Slingshot and rejected all of Slingshot’s calculations and arguments, except that we agreed that the working capital calculation should result in an additional downward price adjustment of approximately $40,000 and that amounts owed relative to the cash true-up mechanism should be reduced by approximately $79,000.

We have held discussions with Slingshot about the disputed amounts but have not reached agreement on any of them.  While we strongly disagree with Slingshot’s positions on these matters, if the disagreements cannot be resolved by agreement of the parties, they are required to be submitted (under the terms of the asset purchase agreement) to an independent accounting firm for final resolution.  At this time, we cannot predict whether the disagreements will be resolved consensually or what the results of any decision by an independent accounting firm are likely to be.  As of December 31, 2004, we had $943,000 in amounts due from Slingshot recorded on our balance sheet as “Prepaid expenses and other assets.”  If we are not successful in collecting this amount, we will have to write-off these assets with a future period charge to earnings.  In addition, if we do not prevail in our view of the appropriate working capital adjustment, we could be required to make a cash payment to Slingshot in the amount of the working capital shortfall which would also result in a future period charge to earnings.

Mobile Government Sale

On September 30, 2004, we sold our Mobile Government segment to BIO-Key International Inc. (“BIO-Key”) for $10.0 million in cash.  The purchase price is subject to a post-closing adjustment based upon net working capital.  The transaction was structured as a sale of asset and assumption of certain liabilities.  The assets sold consisted of all the assets used in the Mobile Government segment.  BIO-Key assumed responsibility for substantially all post-closing liabilities, and certain historical liabilities, of the Mobile Government segment.  We also entered into a transition services agreement with BIO-Key to provide for the orderly transition of the business to BIO-Key, which is expected to be completed by early 2005.

In connection with the sale of the Mobile Government segment, we recorded an $8.9 million non-cash impairment charge in the second quarter of 2004.

On October 25, 2004, we informed BIO-Key that based on our calculation of net working capital, the purchase price should be increased by approximately $343,000.  During the fourth quarter of 2004, BIO-Key paid us for the working capital adjustment and substantially all other amounts due related to the sale.

FINANCIAL CONDITION

Introduction

In reviewing the discussion of our financial condition that follows, you should consider the following:

•      Our business has never generated a profit.  Consequently, we have required funding from sources other than our business operations to run our business.  This funding has come principally from selling debt and equity securities.  We do not currently have a bank line of credit or other bank borrowing facility, although we expect that we will be able to borrow money to expand our MBS portfolio through the use of repurchase agreements, as discussed above in Item 1 under the heading “Business – Introduction — Mortgage-Backed Securities Strategy.”

•                  At December 31, 2004, we had cash balances and liquid investments (including our investments in MBS and other U.S.-Government Agency sponsored securities) of approximately $122.9 million (excluding $8.8 million of restricted cash).  This represents approximately 90% of the total assets on our balance sheet at December 31, 2004.  We have various obligations that we are required to pay over time under various contracts and agreements, as discussed in more detail below.  Our total balance sheet liabilities at December 31, 2004 were approximately $6 million.

•                  Since our inception in 1996, we have accumulated substantial net operating and capital losses that we are allowed to carry forward for a period of time to offset future taxable income.  These tax loss carryforwards would be a valuable asset if we become profitable in the future and start to generate income that would otherwise be subject to income tax.  As discussed above in Item 1 under the heading “Business – Introduction – Tax Aspects of Our Business Strategy,” subject to various regulatory limitations, under federal and state tax laws, we are permitted to use these losses to reduce the income taxes we otherwise would have to pay on future income.  As a result, we could have little or no income tax liability for a period of time if we are able to become profitable and generate taxable income.   See the discussion below under the heading “Risk Factors – We may not be able to realize value from our tax loss carryforwards” for more information on the risks associated with our ability to use these accumulated losses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table reflects use of net cash for operations, investing, and financing:

	2002	2003	2004
Net cash used by operating activities from continuing operations	$(17,763)	$(53,279)	$(18,557)
Net cash used by discontinued operations	(90,136)	(10,369)	(6,031)
Net cash used by operating activities	(107,899)	(63,648)	(24,588)
Net cash provided by (used in) investing activities	(250,790)	37,102	209,243
Net cash used in financing activities	(93,849)	(3,459)	(150,154)
Net increase (decrease) in cash and cash equivalents	$(452,538)	$(30,005)	$34,501

Net cash used in operating activities was $24.6 million, $63.6 million and $107.9 million for 2004, 2003 and 2002, respectively.  While our operating activities have not generated cash historically, we expect that as we more fully implement our MBS business strategy, our continuing operations will begin to generate cash during 2005, reflecting further reductions in operating expenses, reduced restructuring payments, the completion of transition service obligations associated with the sales of our mobile and wireless data businesses, and the elimination of interest payments related to our 6% subordinated notes.

Net cash provided by investing activities was $209.2 million for 2004, consisting primarily of $218.9 million from the liquidation of investments (primarily United States Government Agency-sponsored securities) as discussed above under the heading “Investment Gain (Loss), Including Impairments, Net.”  Additionally, we used $63.8 million to purchase mortgage backed securities and received $18.9 million, $23.0 million, and $8.8 million from the sale of our EMS, Transportation, and Mobile Government segments, respectively, net of transaction expenses, and received $2.4 million from the sale of investments in Indivos Corporation and Juniper Financial that we had made through Aether Capital L.L.C.

Net cash provided by investing activities was $37.1 million for 2003.  We received $33.2 million for the net sale of short-term and non-current investment instruments (primarily United States Government Agency-sponsored securities). Additionally, we used approximately $600,000 for the purchase of property and equipment (which was sold as part of the dispositions we completed in 2004) and received approximately $4.1 million from sales of certain property and equipment.

Net cash used in investing activities was $250.8 million for 2002 and consisted primarily of the $248.7 million of purchases of short-term and non-current investment instruments, net of sales.  Additionally, approximately $2.2 million was used for the purchase of property and equipment.

Net cash used by financing activities was $150.2 million for 2004, consisting primarily of $156.8 million used to redeem the remaining outstanding 6% convertible subordinated notes, as discussed above.  Additionally, we received $4.6 million from the expiration of certain letters of credit in 2004.

Net cash used in financing activities was $3.5 million for 2003.  During 2003, financing activities included the investment of approximately $4.5 million of cash in certificates of deposit, which was used as collateral against certain letters of credit.

Net cash used in financing activities was $93.8 million for 2002, which primarily consisted of $92.3 million used for the repurchase of a portion of our outstanding 6% convertible subordinated notes due March 2005.

As of December 31, 2003, we had investments available for sale totaling approximately $220.8 million that were classified as non-current assets since they all had maturities after December 31, 2004.  During 2004, we liquated these investments and used the proceeds to redeem our remaining outstanding 6% subordinated notes and invest in MBS.

As of December 31, 2004, our cash balances and liquid investments (including our investments in MBS and other U.S. Government Agency-sponsored securities and excluding restricted cash) accounted for approximately $122.9 million (90% of the total assets) on our balance sheet.  Our total liabilities as of the same date were approximately $6.0 million.  The net impact on our financial condition of our various strategic and operating activities during 2004 (as reflected by these cash flows) was to use a portion of our available cash to reduce our long-term liabilities, to convert various current and other assets that were used in our mobile and wireless data businesses into cash, to eliminate various liabilities related to our discontinued operations (through assignment of such liabilities to the buyers of those operations) and to begin to move a significant portion of our available cash into our MBS business.

Capital Resources and Liquidity

We anticipate that our primary source of funds with which to leverage our MBS portfolio will be repurchase agreements.  At December 31, 2004, we had master repurchase arrangements in place with four counterparties with no repurchase agreements outstanding.  These master repurchase arrangements have no stated expiration but can be terminated at any time at our option or at the option of the counterparty.  However, once a definitive repurchase agreement under a master repurchase arrangement has been entered into, it generally may not be terminated by either party.  Increases in short-term interest rates could negatively impact the valuation of our mortgage related securities, which could limit our borrowing ability or cause our counterparties under our master repurchase arrangements to initiate margin calls.  This would increase our liquidity needs and could reduce our ability to borrow.  As discussed above in Item 1 under the heading “Business – Mortgage-Backed Securities – Leverage and Borrowing Strategy,” we expect to enter into definitive repurchase arrangements to fund most of the amounts that will be required to purchase MBS under the forward contract arrangements we entered into during February and March 2005.

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

We may in the future seek to increase our capital resources by making additional offerings of equity and debt securities.  Additional equity offerings may be dilutive to stockholders’ equity or reduce the market price of our common stock, or both.  We are unable to estimate the amount, timing or nature of any additional offerings as they will depend upon market conditions and other factors, including limitations under applicable tax laws relating to our accumulated tax loss carryforwards, as discussed above under the heading “Risk Factors – We may not be able to realize value from our tax loss carryforwards.”

Letters of Credit

As of December 31, 2004, we have three letters of credit ($8.8 million) outstanding that expire at various times over the next four years.  The largest of these serves as collateral assurance to secure the performance of BIO-Key International, Inc., the buyer of the Mobile Government segment, to Hamilton County, Ohio under a sales agreement that was assigned to BIO-Key as part of the sale of the Mobile Government business.  The remaining two letters of credit serve as collateral to secure our performance on leased office space, including the Massachusetts office space used by the Mobile Government business, which we have sublet to BIO-Key.  See the discussion under the heading “Guarantees” below and in Note 14 of the notes to our consolidated financial statements included in Item 8 of this Report for a more detailed discussion of the Mobile Government letters of credit, including arrangements that we have in place with BIO-Key to provide for repayment if these letters of credit are drawn.

Guarantees

As of December 31, 2004, we have made the following guarantees:

•                  We have guaranteed the payments on two leases that were assigned to the buyers of our mobile and wireless data businesses. The maximum guarantee on these leases is approximately $561,000.

•                  As of December 31, 2004, we had $7.9 million of our certificates of deposit that were being held on deposit to collateralize an irrevocable standby letter of credit put in place when our Mobile Government segment entered into a sales agreement with Hamilton County, Ohio to provide an automated field reporting solution and real time wireless data infrastructure under a sales agreement.  The letter of credit provides collateral assurance of performance under the sales agreement.  The terms of the sales agreement and the standby letter of credit state that Hamilton County can only draw on the letter of credit after (1) completing the internal dispute resolution process set forth in the sales agreement and (2) providing notice to Mobile Government of its intent to declare a default under the sales agreement and proceed against the letter of credit.  A draw of the funds under the letter of credit is subject to the limitations of liability contained in the sales agreement.  The letter of credit is required to remain in place through the earlier of the end of the warranty period or December 31, 2006.  The amount of the letter of credit can be reduced by 25% at the end of the third calendar month of the warranty period as long as certain conditions are met.  Although we sold the Mobile Government business to BIO-Key International, Inc. on September 30, 2004, we agreed to maintain the $7.9 million letter of credit in favor of Hamilton County.  In consideration of this arrangement, and to assure repayment to us of any amounts that Hamilton County collects by drawing on the letter of credit as a result of a default by BIO-Key, BIO-Key has provided us with a $1.0 million escrow and a $6.9 million subordinated secured promissory note (the “BIO-Key Note”).  We are entitled to retain the $1.0 million and to demand payment under the BIO-Key Note if Hamilton County draws on the letter of credit.  The BIO-Key Note is secured by a second lien on substantially all of BIO-Key’s assets.  The lien is subordinated to $5.0 million of senior secured debt held by certain of BIO-Key’s lenders.  As discussed above in Item 7, under the heading “Introduction and Overview,” we have evaluated our potential exposure under this arrangement in accordance with FIN 45 and have recorded a liability of $308,000 on our balance sheet.  Additionally, we are maintaining the facility lease for the Mobile Government headquarters in Massachusetts and sub-leasing it to BIO-Key.  As a condition to consenting to the sublease, the landlord required us to maintain a $749,000 letter of credit to the landlord securing performance under the lease.  BIO-Key has provided us with a $749,000 deposit that would be available in the event of BIO-Key’s default on the sublease that results in a draw on our letter of credit.  The total remaining payments under both the lease and the sublease are approximately $4.5 million and the lease expires in August 2008.

Contractual Obligations

The following table reflects our contractual commitments, including our future minimum lease payments as of December 31, 2004:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term Debt Obligations	$—	$—	$—	$—	$—
Facility Leases	5,040	1,393	3,647	—	—
Less: Subleases	(4,530)	(1,201)	(3,329)	—	—
Facility Leases, Net	510	192	318
Capital Lease Obligations	—	—	—	—	—
MBS Purchase Obligations *	—	—	—	—	—
Other Purchase Obligations	471	232	239	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$981	$424	$557	$—	$—

* During February and March 2005, we entered into obligations under forward purchase arrangements with an estimated face value of $375.0 million.  These forward purchase arrangements come due at different times in March and April 2005, at which point, we expect to enter into repurchase transactions to provide us with most of the funding we will need to satisfy these obligations.

In addition to the obligations above, we have guaranteed the lease payments for some assigned leases on properties related to discontinued operations.  We have also provided collateral assurance in the form of a letter of credit in support of BIO-Key’s performance obligations under the Hamilton County, Ohio project.  These obligations are discussed above under the heading “Guarantees” and in Note 14 of the notes to our consolidated financial statements included in Item 8 of this Report.

We have not included contracts for maintenance support on hardware or software that we own because we generally pay in advance for these services and have the option of choosing whether or not to renew these services each year.  We have also not included in this table potential contingent liabilities that we may have to the buyers of our EMS, Transportation or Mobile Government segments, under the terms of the purchase agreements with the buyers and we cannot readily estimate the potential amount of liabilities that might arise in the future, if any.  Potential liabilities to the buyers of our mobile and wireless data businesses are discussed below under the heading “Risk Factors – Risks associated with our mobile and wireless data businesses.”

Off Balance Sheet Arrangements

Except as discussed above, we have no other off-balance sheet arrangements.

RISK FACTORS

Our business activities are subject to various important risks and uncertainties, including the following:

Risks of our Current Business Strategy

There is no assurance that we will be able to manage our current business strategy successfully or realize our objectives.

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

We have not yet fully implemented our current business strategy of investing in MBS, and we may alter or diversify our focus, which may introduce new or additional risks.

We are in the process of implementing our MBS investment strategy.  As of March 9, 2005, we had invested approximately $62.8 million of our available cash in MBS and had entered into forward purchase arrangements representing commitments to purchase MBS in March and April 2005 with an estimated face value of approximately $375.0 million.  We also have begun to evaluate other potential business opportunities that may complement our MBS business or diversify our overall business strategy.  There can be no assurance that we will be able to fully and successfully implement our current MBS strategy, whether as a result of market conditions or for other business reasons, or that the strategy, if fully implemented, will produce results consistent with our expectations.  In addition, if in the future we pursue other business strategies, they may have different business and market risks and considerations.  Accordingly, our business and our strategy, and the associated risks, may change significantly over time.

We will depend on borrowings to expand our MBS portfolio.  If we fail to obtain or to renew sufficient funding on favorable terms or at all, we may incur losses.

We will depend on short-term borrowings, primarily repurchase agreements, to fund purchases of MBS and reach our desired amount of leverage.  We will need to borrow funds to purchase the MBS underlying the forward purchase commitments that we entered into in February and March 2005, and we expect to receive such funding through the use of repurchase agreements.  Accordingly, our ability to satisfy commitments to purchase additional MBS and achieve our investment and leverage objectives depends on our ability to enter into repurchase agreements in sufficient amounts and on favorable terms.  In addition, because repurchase agreements are short-term arrangements and MBS are long-term securities, we must be able to continually renew or replace outstanding repurchase agreements as they mature.  We currently have repurchase arrangements with four lenders to provide financing for our purchases of MBS.  These arrangements are not commitments to lend money to us.  If we are unable to obtain funds to satisfy our MBS purchase commitments, or if we are unable to renew or replace maturing borrowings on favorable terms or at all, our financial condition and results could be materially and adversely affected.  We could be required to sell our MBS (or to sell forward purchase commitments prior to their settlement, or sell the underlying MBS at the time of settlement) under adverse market conditions, or for prices and on terms that are less favorable than those we might otherwise be able to secure.  In such situations, we may be forced to sell investments at a loss.

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

We may purchase MBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we would likely pay a premium over the market value to acquire the security.  In accordance with accounting rules, we will amortize this premium ratably over the term of the MBS.  If the MBS is prepaid in whole or in part prior to its maturity date, however, we will be required to expense all (or a corresponding portion, in the case of a partial prepayment) of the remaining unamortized portion of the premium.  This accelerated expensing would negatively impact the yield from the MBS.

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

Increases in the general level of interest rates can cause the fair market value of our assets to decline, particularly those mortgage-backed securities whose underlying mortgages have fixed-rate components.  Generally, hybrid adjustable-rate MBS (during the fixed-rate component of the mortgages underlying such securities), which comprised 100% of our MBS, will be more negatively affected by such increases than adjustable-rate mortgage securities.  In accordance with GAAP, we will be required to reduce the carrying value of our mortgage-backed securities by the amount of any decrease in the fair value of our mortgage-backed securities compared to their respective amortized costs.  If unrealized losses in fair value occur, we will have to either reduce current earnings or reduce stockholders’ equity without immediately affecting current earnings, depending on how we classify such mortgage-backed securities under GAAP.  In either case, our net book value will decrease to the extent of any realized or unrealized losses in fair value.

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

The residential mortgage market has experienced considerable growth during the past ten years, with total outstanding U.S. mortgage debt growing from approximately $3.2 trillion at the end of 1993 to approximately $7.3 trillion as of December 31, 2003, according to the Bond Market Association and the Federal Reserve.  If this growth cannot be sustained or we suffer an economic recession, the market for MBS may be adversely affected.

We may exceed our target leverage ratios.

We seek to maintain an asset-to-equity ratio between 4:1 and 9:1.  However, we are not required to stay within this ratio if our Board of Directors approves a deviation from established investment guidelines.  We will incur leverage by borrowing against a substantial portion of the market value of the MBS we acquire.  By incurring these borrowings we expect to be able to enhance our returns, but these borrowings, which are fundamental to our strategy, also create significant risks.  Historically, we have managed a business with relatively modest borrowings, as compared to our available cash resources.  Accordingly, we do not have experience managing a business within the constraints that can be imposed by the use of leverage. In addition, if we exceed this ratio, the adverse impact on our financial condition and results of operations from the types of risks described above would likely be more severe.

Borrowings may negatively affect the performance of our portfolio of MBS.

Because our mortgage-backed securities strategy will involve the use of leverage, our returns on invested capital and trading activities may be negatively affected or our mortgage-backed securities portfolio may incur substantial losses if our borrowing costs increase faster than the returns on our investments. We expect that all of our borrowings will be collateralized borrowings in the form of repurchase agreements. If the interest rates on these repurchase agreements increase, this would adversely affect performance of our portfolio of mortgage-backed securities. Our borrowing costs under repurchase agreements will generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin. Our borrowing costs may increase for any of the following reasons:

•                  short-term interest rates increase;

•                  the market value of our investment securities decreases;

•                  interest rate volatility increases; or

•                  the availability of financing in the market decreases.

If these costs increase faster than the rates paid by the securities in which we invest, the financial results of our new mortgage-backed securities strategy will be negatively affected.

While we may use hedging strategies to manage interest-rate sensitivity of our borrowings, such strategies may not be effective under certain conditions and may have a negative effect on the performance of our portfolio of mortgage-backed securities, as discussed below.

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

Adjustable-rate and hybrid adjustable-rate MBS are typically subject to periodic and lifetime interest rate caps.  Periodic interest rate caps limit the amount an interest rate can increase during any given period.  Lifetime interest rate caps limit the amount an interest rate can increase over the life of the security.  Our borrowings will not be subject to similar restrictions.  Accordingly, in a period of rapidly increasing interest rates, we would experience a decrease in net income or experience a net loss from our MBS portfolio because increases in the interest rates on our borrowings will not be limited, while increases in the interest rates on our adjustable-rate securities would be capped.

Hedging against interest rate exposure may adversely affect performance of our portfolio of MBS.

We may enter into derivative transactions and other hedging strategies, such as interest rate swaps and caps, options to purchase swaps and caps, financial futures contracts and options on futures that are intended to hedge our exposure to rising rates on funds borrowed to finance our investment securities. Interest rate hedging may fail to reduce exposure to interest rate and prepayment risks discussed in this “Risk Factors” section because, among other things:

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

Because we do not have experience in managing a leveraged portfolio of MBS, we will be heavily dependent on the efforts and expertise of FBR.  If we were to lose FBR’s services, our ability to fulfill our objectives and carry out our MBS strategy could be adversely affected.  Although we have a one-year agreement with FBR to manage our portfolio of MBS, following the initial one-year term of the agreement, FBR could terminate the agreement with 90 days prior written notice and cease providing services to us after an additional 90 days, if we request that FBR continue to manage our MBS portfolio during a transitional period.  During the term of the agreement, unanticipated changes in circumstances to us or FBR could result in FBR ceasing to provide services to us.  Accordingly, we cannot assure you that FBR will continue to work with us.  In addition, it may be difficult for us, within a reasonable period of time, to replace FBR with another firm having comparable expertise and offering comparable financial terms.

The manager of our MBS portfolio, FBR, may have a potential conflict of interest.

FBR manages a multi-billion dollar portfolio of mortgage-backed securities for an affiliate using a strategy very similar to the one we plan to implement.  FBR or one of its affiliates also may manage portfolios using strategies similar to this strategy for other asset management clients.  These relationships create potential conflicts of interest, including the allocation of opportunities to acquire or sell MBS at favorable prices.  As noted above, our strategy depends in part upon our ability to acquire such securities at favorable spreads over our borrowing costs.  We also may seek to sell MBS in response to unfavorable market conditions at a time when many other MBS investors are seeking to sell.  FBR has no obligation to resolve in our favor conflicts of interest that may arise in connection with competing portfolios.  Employees of FBR will only devote the time and attention to our new mortgage-backed securities strategy that they deem necessary in their discretion, and there may be conflicts in allocating time, services and functions between our portfolio and other portfolios that FBR manages.  The failure of employees of FBR to devote adequate time and attention to our MBS strategy could adversely affect the performance of our business.

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

In managing a leveraged portfolio of MBS, we intend to rely on an exemption from the Investment Company Act for companies that are engaged primarily in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.  Under the SEC staff’s current interpretation of that exemption, in order to meet the criteria for such exemption, we will have to maintain at least 55% of our assets in qualifying real estate interests, such as whole pool mortgage interests issued by FHLMC, FNMA or GNMA, and at least 25% of our assets in other real estate related assets, such as non-whole pool mortgage-backed securities.  This 25% minimum is reduced to the extent we invest more than 55% of our assets in qualifying real estate interests.  These requirements may limit our ability to purchase certain types of MBS that might otherwise be attractive, and these restrictions could result in a lower level of income from our portfolio.

Changes in the Investment Company Act or the rules thereunder, or in the SEC staff’s interpretation of the statute and rules, could force us to sell a substantial portion of our portfolio under potentially adverse market conditions.  In addition, the use of leverage is a fundamental part of our MBS strategy.  In the event we were required to register as an investment company under the Investment Company Act, our ability to use leverage and the returns on our equity capital would be substantially reduced, we would suffer additional regulatory costs and expenses and we would not be able to pursue our MBS business as described in this Annual Report.

We may not be able to realize value from our tax loss carryforwards.

As of December 31, 2004, we had federal and state net operating loss carryforwards of approximately $765.5 million that expire between 2012 and 2024.  In addition, we had capital loss carryforwards of approximately $245.3 million that expire between 2006 and 2009.  In the event we undergo a future ownership change as defined in section 382 of the Internal Revenue Code, our net operating loss carryforwards and capital loss carryforwards generated prior to the ownership change would be subject to annual limitation, which could reduce, eliminate, or defer the utilization of these losses.  Based upon a review of past changes in our ownership, as of December 31, 2004 we do not believe that we have experienced an ownership change (as defined under section 382) that would result in any limitation on our future ability to use these net operating loss and capital loss carryforwards.  However, we can not assure you that the IRS or some other taxing authority may not disagree with our position and contend that we have already experienced such an ownership change, which would severely limit our ability to use our net operating loss carryforwards and capital loss carryforwards to offset future taxable income.

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

We may not be able to use our tax loss carryforwards because we may not generate taxable income.

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

The IRS could challenge the amount of our tax loss carryforwards.

The amount of our net operating loss carryforwards and capital loss carryforwards has not been audited or otherwise validated by the IRS.  The IRS could challenge the amount of our net operating loss carryforwards and capital loss carryforwards, which could result in an increase in our liability for income taxes.  In addition, calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity and ambiguity of section 382 and because of limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities.  Therefore, we cannot assure you that the calculation of the amount of our net loss carryforwards may not be changed as a result of a challenge by a governmental authority or our learning of new information about the ownership of, and transactions in, our securities.

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

Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made.  The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes.  Revisions in U.S. federal tax laws and interpretations thereof could adversely affect the tax consequences of an investment in our stock and could impair our ability to use the tax benefits associated with our net loss carryforwards. However, we are not aware of any proposed changes in the tax laws or regulations that would materially impact our ability to use our net loss carryforwards.

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

Risks Associated With Our Mobile and Wireless Data Businesses

We may be required to indemnify the purchasers of our EMS, Transportation and Mobile Government segments.

We may be required to indemnify TCS, Slingshot and/or BIO-key for certain breaches of representations and warranties and other covenants that we gave to TCS, Slingshot and BIO-key with respect to the sales of the EMS, Transportation and Mobile Government segments, respectively.

Our liability to Slingshot is limited to $10.0 million, other than in the case of fraud and with respect to a small number of specific representations, such as those relating to taxes owed for periods prior to the closing of the sale of the Transportation segment.  In addition, we remain fully liable for any claims that may arise relating to our operation of the Transportation business prior to the date on which Slingshot acquired that business from us.  The dispute we are having with Slingshot over post-closing adjustments is not subject to the terms of this indemnity and any payments we might be required to make would not be subject to or count against the indemnity limits.

Our liability to BIO-key is limited to $2.0 million, other than in the case of fraud and with respect to a small number of specific representations, such as those relating to taxes owed for periods prior to the closing of the sale of the Mobile Government segment.  We also remain fully liable for any claims that may arise relating to our operation of the Mobile Government business prior to the date on which BIO-key acquired that business from us.  We have agreed to maintain certain credit support and performance assurance arrangements on behalf of BIO-key.  Under a sales agreement with Hamilton County, Ohio, our potential liability is secured by a $7.9 million letter of credit to assure performance under the terms of that sales agreement.  We also have been required to sublease (rather than assign) to BIO-key the Mobile Government leased facility in Marlborough, Massachusetts, and to keep in place a $749,000 letter of credit in favor of the landlord under the lease.  For a discussion of these arrangements, see Note 14 of the notes to the consolidated financial statements included in Item 8 of this Report.

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

Other than our dispute with Slingshot over post-closing adjustments, which is discussed above under the heading “Sales of Discontinued Operations,” we are not currently aware of any potential claims that we would expect to be significant.  However, claims may arise in the future that could impose substantial liabilities on us.

Other Risks of Our Business

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, have required most public companies, including our Company, to devote additional internal and external resources to various governance and compliance matters.  Because we have a relatively small corporate staff, we rely heavily on outside professional advisers to assist us with these efforts.  As a result, we incurred additional operating expenses in 2003 and 2004 and will incur further expenses in the future.  These costs have included increased accounting related fees associated with preparing the attestation report on our internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002.  These costs have offset a portion of the savings we realized through our expense reduction program.  In addition, these new or changed laws, regulations and standards are subject to varying interpretations, as well as modifications by the government and Nasdaq.  The way in which they are applied and implemented may change over time, which could result in even higher costs to address and implement revisions to compliance (including disclosure) and governance practices.

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

Interest Rate Risk

We plan to invest primarily in adjustable-rate MBS.  As we continue to build our portfolio of MBS, our debt obligations will generally be short-term repurchase agreements that are periodically financed at current market prices.

Adjustable-rate MBS are typically subject to periodic and lifetime interest rate caps that limit the amount an adjustable-rate MBS’s interest rate can change during any given period.  Also, adjustable-rate MBS may be subject to a maximum interest rate payable.  Our borrowings are not subject to similar restrictions and therefore, in a period of rising interest rates, the interest rates on our borrowings could increase without limitation, while the interest rates on our MBS may not experience corresponding increases.  In addition, certain MBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding.  These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity and net income.

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

Market Value Risk

Although we intend to hold MBS investments that we make to their maturities, we may sell them at any time in response to market conditions.  As a result, substantially all of our MBS investments will be classified as available-for-sale assets.  As such, they are reflected at fair value (i.e. market value), with any adjustment between cost and fair value being reflected as part of accumulated other comprehensive income that is included in the equity section of our balance sheet.  The market value of our assets can fluctuate due to changes in interest rates and other factors including loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices.  Changes in the level of interest rates also can affect the value of our MBS and our ability to realize gains from the sale of these assets.

The chart below illustrates the effect on portfolio value should interest rates rapidly increase or decrease by 50 and 100 basis points (a rate shock).  We have estimated the impact, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  Our portfolio of MBS as of December 31, 2004 was valued at $62.2 million.  Assumptions made in calculating the impact on our MBS portfolio value from interest rate shocks include interest rates, prepayments and yield spread of MBS relative to prevailing interest rates.

Change in Interest Rate	Projected % Change in MBS Portfolio Value
- 100 basis points	0.779%
- 50 basis points	0.456%
Base interest rate	—
+ 50 basis points	(0.632)%
+100 basis points	(1.413)%

The base interest rate scenario assumes interest rates at December 31, 2004.  Actual results could differ significantly from those estimated in the table.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term borrowings.  The interest rates on our borrowings generally adjust more frequently than the interest rates on our MBS.  Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS.  As a result, we could experience a decrease in net income or an increase in net loss during these periods.  Assets that are pledged to secure short-term borrowings will be high-quality, liquid assets.  As a result, we do not expect to have any problems rolling over our short-term debt as it matures.  However, there can be no assurance that we will always be able to roll over our short-term debt.

Prepayment Risk

We are also subject to prepayment risk.  Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans.  Prepayment rates on MBS vary from time to time and may cause changes in the amount of our net interest income.  Prepayments of adjustable-rate and hybrid MBS generally increase when mortgage interest rates fall and generally decrease when mortgage interest rates exceed the then-current interest rate on such mortgages.  Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions, seasonal changes and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying MBS.  The price we pay for MBS is partially determined by our expectations of the amounts and rates of prepayments.  If we expect few prepayments, we may pay a premium for the MBS we acquire.  If our assumptions are wrong and the actual amount of prepayments is greater than expected, we could experience reduced earnings or losses.  In addition, if we were unable to acquire new MBS to replace the amounts received as prepayments, our financial condition, cash flows and results of operations could be adversely impacted.  For a more detailed discussion of the risk of prepayments on our business, see the disclosure under the heading “Risk Factors – An increase in prepayment rates may adversely affect us.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

The following financial statements required by this item are included in the Report beginning on page    .

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Aether Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Aether Systems, Inc. and subsidiaries, as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aether Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Baltimore, Maryland
March 15, 2005

AETHER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	DECEMBER 31,
	2003	2004
ASSETS
Current assets (in 2003):
Cash and cash equivalents	$26,222	$60,723
Mortgage-backed securities, at fair value	—	62,184
Current assets from discontinued operations	53,616	—
Interest receivable	1,567	356
Prepaid expenses and other assets	1,173	4,124
Total current assets	82,578

Restricted cash	13,460	8,832
Investments available for sale	220,849	—
Property and equipment, net	2,608	367
Non-current assets from discontinued operations	74,017	—
Other assets	4,593	—
	$398,105	$136,586
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (in 2003):
Accounts payable and accrued expenses	$4,741	$3,494
Current liabilities from discontinued operations	35,168	—
Accrued employee compensation and benefits	538	186
Restructuring accruals	1,407	259
Accrued interest payable	2,529	—
Total current liabilities	44,383

Convertible subordinated notes payable	154,912	—
Restructuring accruals	70	—
Non-current liabilities from discontinued operations	19,436	—
Other long-term liabilities	3	2,057
Total liabilities	218,804	5,996

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2003 and 2004	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 42,918,408 and 43,963,963 shares issued and outstanding at December 31, 2003 and 2004, respectively	429	440
Additional paid-in capital	2,589,608	2,592,977
Accumulated deficit	(2,414,283)	(2,462,611)
Foreign currency translation adjustment	3,830	—
Unrealized loss on investments available for sale	(283)	(216)
Total stockholders’ equity	179,301	130,590
Total liabilities and stockholders’ equity	$398,105	$136,586

See accompanying notes to consolidated financial statements.

AETHER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2002	2003	2004
Interest income from MBS portfolio	$—	$—	$928
Interest expense from MBS portfolio	—	—	—
Net interest income from MBS portfolio	—	—	928
Gain on sale of MBS	—	—	1,826

Operating expenses:
Selling, general and administrative	(22,862)	(15,779)	(12,150)
Depreciation	(6,319)	(2,672)	(2,212)
Option and warrant expense	(1,735)	(928)	(594)
Impairment of other assets	(7,589)	(1,367)	—
Other expense	—	(744)	(60)
Restructuring charge	(558)	(306)	(1,054)
Total operating expenses	(39,063)	(21,796)	(16,070)
Operating loss	(39,063)	(21,796)	(13,316)
Interest income from money market accounts	9,921	6,037	3,508
Interest expense from subordinated notes	(15,827)	(10,427)	(7,917)
Equity in losses of investments	(4,744)	(97)	—
Gain (loss) on early extinguishment of debt	42,765	—	(2,419)
Investment gain (loss), including impairments, net	(14,412)	587	(3,559)
Loss from continuing operations	(21,360)	(25,696)	(23,703)
Loss from discontinued operations, net of tax expense (benefit) of ($535,000), $75,000 and $0 for 2002, 2003 and 2004, respectively	(304,062)	(23,756)	(45,450)
Gain on sale of discontinued operations	—	—	20,825
Net loss	(325,422)	(49,452)	(48,328)
Other comprehensive loss:
Foreign currency translation adjustment	3,235	108	(3,830)
Unrealized holding gain (loss) on investments available for sale	(111)	(1,757)	67
Comprehensive loss	$(322,298)	$(51,101)	$(52,091)
Loss per share – basic and diluted from continuing operations before discontinued operations	$(0.51)	$(0.60)	$(0.54)
Loss per share – basic and diluted from discontinued operations	(7.22)	(0.56)	(1.04)
Gain per share – basic and diluted on sale of discontinued operations	—	—	0.47
Net loss per share – basic and diluted	$(7.73)	$(1.16)	$(1.11)
Weighted average shares outstanding-basic and diluted	42,117	42,616	43,713

See accompanying notes to consolidated financial statements.

AETHER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	UNREALIZED GAIN (LOSS) ON INVESTMENTS	TOTAL
Balance at December 31, 2001	$—	$419	$2,579,445	$(2,039,409)	$487	$1,585	$542,527
Exercise of options and warrants	—	3	626	—	—	—	629
Option and warrant expense	—	—	6,542	—	—	—	6,542
Unrealized gain on investments available for sale	—	—	—	—	—	(111)	(111)
Foreign currency translation	—	—	—	—	3,235	—	3,235
Net loss		—	—	(325,422)	—		(325,422)
Balance at December 31, 2002	$—	$422	$2,586,613	$(2,364,831)	$3,722	$1,474	$227,400
Exercise of options and warrants	—	7	1,071	—	—	—	1,078
Option and warrant expense	—	—	1,924	—	—	—	1,924
Unrealized gain on investments available for sale	—	—	—	—	—	(1,757)	(1,757)
Foreign currency translation	—	—	—	—	108	—	108
Net loss	—	—	—	(49,452)	—		(49,452)
Balance at December 31, 2003	$—	$429	$2,589,608	$(2,414,283)	$3,830	$(283)	$179,301
Exercise of options and warrants	—	11	1,952	—	—	—	1,963
Option and warrant expense	—	—	1,417	—	—	—	1,417
Unrealized gain on investments available for sale	—	—	—	—	—	67	67
Foreign currency translation	—	—	—	—	(3,830)	—	(3,830)
Net loss	—	—	—	(48,328)	—	—	(48,328)
Balance at December 31, 2004	$—	$440	$2,592,977	$(2,462,611)	$—	$(216)	$130,590

See accompanying notes to consolidated financial statements.

AETHER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2002	2003	2004
Cash flows from operating activities:
Net loss from continuing operations	$(21,360)	$(25,696)	$(23,703)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation and amortization	6,319	2,672	2,212
Amortization of loan fees	1,170	1,119	840
Amortization of mortgage premiums	—	—	22
Equity in losses of investments	4,744	97	—
Option and warrant expense	1,735	928	594
(Gain) loss on disposal of assets	—	744	(80)
(Gain) loss on early extinguishment of debt	(42,765)	—	2,419
Impairment of other assets	7,589	1,367	—
Realized (gains) losses on long-term investments, including impairments	14,412	(587)	3,559
Realized gain on sale of MBS	—	—	(1,826)
Changes in assets and liabilities, net of acquired assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	8,326	(1,086)	(513)
Decrease (increase) in interest receivable	(1,825)	335	1,211
Decrease in accounts payable, accrued expenses, accrued employee compensation and benefits and interest payable	(557)	(2,167)	(4,128)
Increase (decrease) in restructuring reserve and other long term liabilities	4,449	(31,005)	836
Net cash used by operating activities from continuing operations	(17,763)	(53,279)	(18,557)
Net cash used by discontinued operations	(90,136)	(10,369)	(6,031)
Net cash used by operating activities	(107,899)	(63,648)	(24,588)

Cash flows from investing activities:
Sales and maturities of investments available for sale	352,675	530,829	1,171,641
Purchases of investments available for sale	(605,367)	(497,630)	(952,791)
Proceeds from sale of EMS segment, net of transactions costs	—	—	18,856
Proceeds from sale of Transportation segment, net of transactions costs	—	—	23,001
Proceeds from sale of Mobile Government segment, net of transactions costs	—	—	8,794
Purchases of property and equipment	(2,192)	(596)	(331)
Proceeds from the sale of property and equipment	—	4,056	93
Funding of investment in joint venture	(535)	—	—
Sale of long-term investments	3,991	443	2,396
Increase in other intangible assets	638	—	—
Purchase of mortgage backed securities	—	—	(63,839)
Principal payments from mortgage-backed securities	—	—	1,423
Net cash provided by (used in) investing activities	(250,790)	37,102	209,243

Cash flows from financing activities:
Repayment of notes payable including redemption of convertible debt	(92,888)	—	(156,771)
(Increase) decrease in restricted cash	(1,590)	(4,537)	4,628
Exercise of options and warrants	629	1,078	1,989
Net cash used in financing activities	(93,849)	(3,459)	(150,154)
Net increase (decrease) in cash and cash equivalents	(452,538)	(30,005)	34,501
Cash and cash equivalents, at beginning of period	508,765	56,227	26,222
Cash and cash equivalents, at end of period	$56,227	$26,222	$60,723
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$16,524	$9,295	$9,500

See accompanying notes to consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

In 2002, 2003, and 2004, the Company incurred unrealized holding gains (losses) associated with its investments available for sale totaling $(111,000), $(1.8 million), and $67,000, respectively.  These amounts have been reported as increases (decreases) in stockholders’ equity.

See accompanying notes to consolidated financial statements.

AETHER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, DESCRIPTION OF THE BUSINESS, AND BASIS OF PRESENTATION

Aether Systems, Inc. (the “Company” or “Aether”) was originally formed in January 1996.  The Company’s principal business activity is the investment in mortgage-backed securities (“MBS”) as discussed in Note 4 below.  As of December 31, 2004, we presented our consolidated balance sheet in a non-classified manner.

Effective January 2004, the Company sold the operations of its discontinued Enterprise Mobility Solutions (“EMS”) segment.  Effective September 17, 2004 and September 30, 2004 the Company sold the operations of its discontinued Transportation and Mobile Government segments, respectively.  The financial statements for all periods presented have been restated to present the results of operations of the Company’s EMS, Transportation and Mobile Government segments as discontinued operations, as discussed in Note 3 below.

Aether’s continuing operations consist of a single business segment – the MBS business.

In December 2004, the Company relocated its headquarters from Owings Mills, MD to 621 E. Pratt Street, Suite 601, Baltimore, MD 21202.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES RELATED TO CONTINUING OPERATIONS

The following accounting principles have been used by management in the preparation of the Company’s consolidated financial statements:

(a) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

(b) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments purchased with original maturities of three months or less, with the exception of certificates of deposit which mature in less than one year.  Cash and cash equivalents consisted of the following:

(in thousands)	DECEMBER 31, 2003	DECEMBER 31, 2004
Cash	$10,421	$11,468
Money market accounts	11,097	9,703
U.S. Government Agency-sponsored securities	—	38,384
Certificates of deposit	4,704	1,168
Total	$26,222	$60,723

(c) INVESTMENTS AVAILABLE FOR SALE INCLUDING MORTGAGE-BACKED SECURITIES (“MBS”)

Investments available for sale consist of highly liquid investments in U.S. Government Agency-sponsored securities with original maturities greater than one year.

The Company invests primarily in MBS representing interests in or obligations backed by pools of mortgage loans.  Acquisitions of existing MBS are recorded on the trade date.  Purchases of newly issued MBS are recorded when all significant uncertainties regarding the characteristics of the securities are removed.  Realized gains and losses on such transactions are determined on the specific identification basis.

Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its investments as trading investments, available-for-sale investments or held-to-maturity investments.  Currently, the Company classifies all of its MBS as available for sale.  All assets classified as available for sale are reported at fair value, based on market pricing estimates provided by independent pricing services and dealers who make markets in these financial instruments, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  Unrealized losses on mortgage-backed securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the securities is adjusted.

Interest income is accrued based on the outstanding principal amount of the securities and their contractual terms.  Premiums and discounts associated with the purchase of the securities are amortized into interest income over the lives of the securities using the interest method in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.  Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds, and current market conditions.

(d) OTHER INVESTMENTS

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

Investments carried at cost or under the equity method are written down if circumstances indicate the carrying amount of the investment may not be recoverable.  Investments in marketable equity securities are carried at fair value based on quoted market prices.  Net unrealized holding gains and losses are excluded from income and are reported as a separate component of stockholders’ equity unless a decline in market value is considered other than temporary.  Realized gains and losses are included in income.

(e) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.  The costs of leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

(f) INCOME TAXES

The Company recognizes income taxes using the asset and liability method, in accordance with SFAS No. 109, Accounting For Income Taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a tax rate change on deferred tax assets and liabilities is recognized as income in the period that includes the enactment date.

(g) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, which include cash equivalents, investments available for sale, accounts receivable, restricted cash, accounts payable, accrued expenses and notes payable (excluding the Company’s 6% convertible subordinated notes due 2005) approximate their fair value due to the relatively short duration of the instruments.

The fair value of the Company’s 6% convertible subordinated notes due 2005 at December 31, 2003 was $153.5 million, based on quoted market prices, as compared to the carrying value of the notes of $154.9 million at December 31, 2003.  The subordinated notes were redeemed during 2004.

(h) CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash, cash equivalents, and investments available for sale.

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

(i) DERIVATIVES

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  No derivative instruments were held at December 31, 2003 and 2004.

(j) STOCK OPTIONS AND WARRANTS

The Company accounts for equity-based employee compensation arrangements in accordance with the provisions of Accounting Principle Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FIN 44 “Accounting for Certain Transactions Involving Stock Compensation.” Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123, Accounting for Stock Based Compensation.  SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.  The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each of the years ended December 31, 2002, 2003 and 2004:

(in thousands)	2002	2003	2004
Net loss from continuing operations, as reported	$(21,360)	$(25,696)	$(23,703)
Add stock-based employee compensation expense included in reported net loss from continuing operations	1,735	928	594
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	(2,651)	(2,056)	(1,568)

Pro forma net loss from continuing operations	$(22,276)	$(26,824)	$(24,677)

Pro forma net loss per share from continuing operations	$(0.53)	(0.63)	(0.56)

Weighted average shares outstanding	42,117	42,616	43,713

(k) EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.”  Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  As the Company has had a net loss in each of the periods presented, basic and diluted net loss per share are the same.  Options and warrants to purchase 7.1 million, 5.0 million and 2.1 million shares of the Company’s common stock during 2002, 2003 and 2004, respectively, have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

(l) OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income, as defined, includes changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources.  Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income.

For the years ended December 31, 2002, 2003 and 2004, other comprehensive income (loss) consists of unrealized gains (losses) on investments available for sale and MBS; and foreign currency translation adjustments.  For 2004, the Company’s foreign currency translation loss was recognized through the sale of the foreign operations.

(m) USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates are used in accounting for, among other things, guarantees, recoverability of long-lived assets and investments, premium amortization, depreciation, employee benefits, restructuring accruals, taxes and contingencies.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

(n) RECLASSIFICATIONS

Certain fiscal year 2002 and 2003 amounts have been reclassified to conform to the current year presentation.  None of these reclassifications had a material effect on the Company’s consolidated financial statements.

(o) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, titled “Share-Based Payments” (“Statement No. 123R”).  Statement No. 123R requires that share-based payments, such as grants of stock options, restricted shares, and stock appreciation rights, be measured at fair value and reported as expense in a company’s financial statements over the requisite service period.  The earlier guidance that Statement No. 123R replaced allowed companies the alternative of recognizing expense for share-based payments in their financial statements or disclosing the pro forma effect of those payments in the notes to the financial statements.  The Company periodically issues share-based payments to employees under its compensation programs and has elected to make pro forma disclosures under the current accounting guidance.  The Company is required to adopt Statement No. 123R for the quarter ending September 30, 2005.  Beginning in that quarter, the Company will recognize expense over the service period for the fair value of all grants issued after June 30, 2005, as well as expense attributable to the remaining service period for all prior grants that have not fully vested by that date.  At this time, the Company does not expect the effect of adopting Statement No. 123R to be significantly different from the impact on net earnings reported in prior periods under the disclosure provisions of the existing Statement No. 123.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES RELATED TO DISCONTINUED OPERATIONS

The following accounting principles have been used by management in the preparation of the Company’s consolidated financial statements and relate principally to the Company’s discontinued operations:

(a) GOODWILL AND OTHER LONG-LIVED ASSETS

Goodwill represents the excess of costs over the fair value of assets of businesses acquired.  Identifiable intangible assets consisted of completed technology, trademarks, and acquired subscribers and were amortized on a straight-line basis over five to seven years.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

(b) REVENUE RECOGNITION

EMS

The results of operations of the Company’s EMS segment have been classified as discontinued operations in the accompanying consolidated financial statements.  The Company derived revenue in its EMS segment from four primary sources.  Subscriber revenue was generally recognized ratably over the term of the customer agreement, typically one year.  Engineering services revenues on time and materials contracts were recognized as the services were provided.  Revenue on fixed-fee engineering services contracts was recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs.  Software and related services revenues were recognized in accordance with SOP 97-2.  The Company recognized software revenue when the license agreement was signed, the license fee was fixed and determinable, delivery of the software had occurred, and collectibility of the fees was considered probable.  Device revenue was generally recognized upon delivery.

Transportation

The results of operations of the Company’s Transportation segment have been classified as discontinued operations in the accompanying consolidated financial statements.  The Company derived revenue in its Transportation segment from two primary sources.  Subscriber revenue was generally recognized on a monthly basis as service was provided.  Activation fees were deferred and recognized ratably over the expected life of the customer relationship.  Device revenue was generally deferred and recognized over contract terms of three to five years.

Mobile Government

The results of operations of the Company’s Mobile Government segment have been classified as discontinued operations in the accompanying consolidated financial statements.  Software revenue was generally recognized when the license agreement was signed, the license fee was fixed and determinable, delivery of the software had occurred, and when it could be estimated that collectibility of the fees was probable.  At the time of the transaction, Mobile Government assessed whether the fee associated with the revenue transactions was fixed and determinable and whether or not collection was reasonably assured.  If a significant portion of a fee was due after the normal payment terms, Mobile Government accounted for the fee as not being fixed and determinable.  In these cases, Mobile Government recognized revenue as the fees became due.  Mobile Government assessed collection based on a number of factors, including past transaction history with the customer and credit worthiness of the customer.  Mobile Government did not request collateral from customers.  If it was determined that collection of a fee was not reasonably assured, Mobile Government deferred the fee and recognized the revenue at the time it became reasonably assured, which was generally upon receipt of cash.  If collectibility was assessed differently, the timing and amount of revenue recognition may have differed materially from that reported.

Revenue from licensing software that required significant customization and modification was recognized using the percentage of completion method, based on the hours incurred in relation to the total estimated hours.  If Mobile Government made different judgements or utilized different estimates of the total amount of work expected to be required to customize or modify the software, the timing of revenue recognition, from period to period, and margins on the project in the reporting period, could have differed materially from amounts reported.  Anticipated contract losses were recognized as soon as they became known and estimable.

Revenues from maintenance and technical support agreements, which provided for unspecified when-and-if available product updates and customer telephone support services, were recognized ratably over the term of the service period.  For arrangements with multiple elements, Mobile Government allocated revenue to each component of the arrangement using the residual value method.  This means that Mobile Government deferred revenue from the total fees associated with the arrangement equivalent to the fair value of the element(s) of the arrangement that had not yet been delivered.  The fair value of any undelivered elements was established by using historical evidence specific to Mobile Government.

(c) USE OF ESTIMATES

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

(4) MORTGAGE-BACKED SECURITIES, AT FAIR VALUE

The focus of the Company’s business strategy is the management of a leveraged portfolio of mortgage-backed securities (“MBS”).

The tables below summarize the MBS portfolio as of December 31, 2004:

(in thousands)	FHLMC	FNMA	GNMA	Total MBS
MBS, gross	$—	$61,680	$—	$61,680
Unamortized premium	—	714	—	714
Amortized cost	—	62,394	—	62,394
Net unrealized losses	—	(210)	—	(210)
Estimated fair value	$—	$62,184	$—	$62,184

The net unrealized loss is included as a component of other comprehensive income in stockholders’ equity.

(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Hybrid 3/1 ARMS	$62,394	$—	$(210)	$62,184
Fixed Rate	—	—	—	—
	$62,394	$—	$(210)	$62,184

The hybrid adjustable rate MBS are limited by periodic caps (generally interest rate adjustments are limited to 2% every twelve months after the initial rate adjustment) and lifetime caps.  The weighted average lifetime cap was 9.9% at December 31, 2004.

During 2004, the Company realized $1.8 million in gains on sales of MBS.

As of December 31, 2004, the Company owned two securitized pools of Federal National Mortgage Association (FNMA) 3/1 hybrid adjustable-rate MBS.  The following table shows the fair value and gross unrealized losses of the Company’s MBS, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2004:

	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FNMA mortgage-backed securities	$62,184	$(210)	$—	$—	$62,184	$(210)

These securities are currently in an unrealized loss position because changes in interest rates have reduced their market value.  The securities carry an implied AAA rating.  The Company does not consider these unrealized losses other-than-temporary since it has the ability and the intent to hold the investments for a period of time sufficient for a market price recovery to recover the losses.

Interest income for 2004 is as follows:

(in thousands)	2004
Interest earned on MBS	$505
Less: MBS premium amortization	(22)
Interest earned on U.S. Government Agency-sponsored securities	447
Less: Custodian fees	(2)
Interest income from MBS portfolio	$928

During February and March 2005, the Company entered into forward purchase arrangements representing commitments to purchase MBS in March and April 2005 with an estimated aggregate face value of $375.0 million.  At settlement, the Company intends to enter into repurchase agreements to fund most of these purchases.

(5) INVESTMENTS AVAILABLE FOR SALE

As of December 31, 2003, investments available for sale totaling approximately $220.8 million were classified as non-current assets since they all had maturities after December 31, 2004.  The Company carries such investments at fair value.  Unrealized gains (losses) are excluded from earnings (loss) and are reported as a separate component of other comprehensive income (loss) until realized.  Realized gains and losses from the sale of these investments are determined on a specific identification basis.

As of December 31, 2003, investments available for sale consisted of:

(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

U.S. Government Agency-sponsored securities	$221,093	$347	$(591)	$220,849

During 2002, the Company recorded a net charge of $14.4 million, which included $14.1 million in impairment charges related to its investments.  The remainder of the charge related to net gains (losses) from the sales of investments, and changes in the fair value of warrants.

During 2003, the Company recorded gains of $587,000, which primarily related to net gains on sales, offset somewhat by $71,000 in impairment charges related to its investments.

During 2004, the Company liquidated its investments available for sale to meet anticipated cash requirements, including the early redemption of the Company’s 6% convertible subordinated notes due March 2005. The Company recorded a net loss of $3.6 million which included a $5.4 million loss on the liquidation of its investments available for sale, partially offset by a gain of $1.8 million related to the sale of other investments.

(6) PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(in thousands)	ESTIMATED USEFUL LIVES
		DECEMBER 31,
		2003	2004
Furniture and fixtures	7 Years	$388	$3
Computer and equipment	3 – 5 Years	750	29
Software	3 Years	3,676	59
Leasehold improvements	Term of Lease	1,176	1,630
Total property and equipment		$5,990	$1,721
Less accumulated depreciation		(3,382)	(1,354)
Property and equipment net of accumulated depreciation		$2,608	$367

During 2003, the Company disposed of its corporate jet, which was classified as an asset held for sale at December 31, 2002.  In connection with this disposal, the Company recorded a loss on disposal of assets of approximately $850,000.  This loss was partially offset by gains on the disposal of other assets.

In addition, during 2003, the Company disposed of its Arizona Network Operations Center, which was recorded in discontinued operations.  As a result of this sale, the Company received cash proceeds of $1.4 million.  A loss on disposal of these assets of approximately $272,000 was recorded and is included in discontinued operations in the accompanying consolidated financial statements.

The Company assessed the fair value of certain of its long-lived assets, including software, computer equipment, other tangible assets and identifiable intangible assets obtained in connection with acquisitions.  The Company, with the assistance of third party appraisers, determined the fair value of these assets based on a combination of quoted market prices and a cost approach methodology.

During 2002 and 2003, these assessments resulted in impairment charges to long-lived assets of $7.6 million and $1.4 million, respectively, related to continuing operations.  The charges are included as “Impairment of other assets” in the accompanying Consolidated Statements of Operations and Comprehensive Loss.  There were no impairment charges during 2004.

(7) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

(in thousands)	DECEMBER 31,
	2003	2004
Professional fees	$3,130	$1,110
Taxes other than payroll and income	772	1,781
Other	839	603
Accounts payable and accrued expenses	$4,741	$3,494

(8) RESTRUCTURING CHARGES

During 2002, the Company reduced expenses with a focus on improving operational efficiencies and implementing other measures in order to reduce planned expenses.  These efforts resulted in the elimination of 37 positions.  As a result of these actions, the Company recorded charges to earnings from continuing operations during 2002 of approximately $558,000.

On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value. The Company recorded charges to earnings from continuing operations during 2003 of approximately $306,000.  The charges related mainly to workforce reductions of 10 positions. Employee separation benefits under the restructuring plan include severance, medical, and other benefits.  As of December 31, 2003, the accrued liability related to all restructuring activities was $1.5 million, the majority of which related to outstanding lease obligations.

The Company recorded charges to earnings from continuing operations during 2004 of approximately $1.1 million.  The charges primarily related to workforce reductions of 14 positions.  As of December 31, 2004, the accrued liability related to all restructuring activities was approximately $259,000, the majority of which related to outstanding lease obligations.

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

A rollforward of the restructuring accrual is as follows:

(in thousands)	Employee Separation Benefits	Facility Closure Costs and Other	Total
2002 Restructuring:
Restructuring liability as of December 31, 2001	$1,602	$26,215	$27,817
Charges to continuing operations	558	—	558
Net charge and adjustments to discontinued operations	5,044	32,142	37,186
Reclassification from other accruals	—	774	774
Non-cash charges	—	(4,619)	(4,619)
Cash payments	(6,781)	(22,483)	(29,264)
Restructuring liability as of December 31, 2002	423	32,029	32,452

2003 Restructuring:
Charges to continuing operations	198	108	306
Net charge and adjustments to discontinued operations	1,237	4,614	5,851
Cash payments	(1,458)	(35,674)	(37,132)
Restructuring liability as of December 31, 2003	400	1,077	1,477

2004 Restructuring:
Charges to continuing operations	634	606	1,240
Adjustments	—	(186)	(186)
Net charge and adjustments to discontinued operations	84	—	84
Cash payments	(1,050)	(1,306)	(2,356)
Restructuring liability as of December 31, 2004	$68	$191	$259

(9) DEBT

On March 17, 2000, the Company completed an offering for the sale of an aggregate $310.5 million of 6% convertible subordinated notes (“the Notes”) due in 2005.  The net proceeds after deduction of underwriting discounts and offering expenses were approximately $300.6 million.  The underwriting discounts and expenses of the Notes offering of $10.2 million were included in other assets as deferred financing fees.  The Notes were convertible, at the option of the holder, at any time prior to maturity, into shares of common stock of Aether at a conversion price of $243.95 per share, which is equal to a conversion rate of 4.0992 shares per $1,000 principal amount of Notes, subject to adjustment.

During 2001 and 2002, the Company bought back $20.0 million and $135.6 million of outstanding Notes and recognized gains of $7.7 million and $42.8 million, respectively on the early extinguishment of debt.  The Company did not repurchase Notes in 2003.

On October 4, 2004, the Company repurchased the remainder of its outstanding 6% subordinated notes due March 2005 for a price of 101.2%.  The total repurchase payment was $157.1 million, consisting of $154.9 million in principal, a $1.9 million redemption premium and approximately $310,000 in accrued interest.  In connection with the repurchase, the Company recorded a $2.4 million charge which is presented in the Consolidated Statements of Operations and Comprehensive Loss as “Loss on early extinguishment of debt.”  The charge consisted of the $1.9 million redemption premium and a non-cash charge of approximately $560,000 related to the recognition of unamortized deferred financing costs.

(10) INCOME TAXES

The Company has provided no current income taxes due to the losses incurred in all periods.  The income tax benefit for 2002 primarily relates to refunds received from the carryback of federal net operating losses to prior tax years.

A reconciliation of the statutory Federal income tax rate and the effective income tax rate for continuing operations for the year ended December 31, 2002, 2003 and 2004 follows:

	2002	2003	2004
Statutory Federal income tax rate	(35.0)%	(35.0)%	(35.0)%
Effect of:
Valuation allowance	(8.3)	41.1	27.9
Other	43.3	(6.1)	7.1
Effective income tax rate	0.0%	0.0%	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2004, are presented below:

	DECEMBER 31,
(in thousands)	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$303,181	$321,259
Investments	35,713	21,783
Capital loss carryforwards	35,217	103,010
Stock related compensation	7,167	6,349
Allowance for doubtful accounts	8,544	—
Accrued compensation	662	28
Reserves and other	12,914	708
Depreciation and amortization	5,213	5,103
Intangibles	22,896	—
Tax credit carryforwards	6,832	6,372
Gross deferred tax assets	$438,339	$464,612
Valuation allowance for deferred tax assets	(438,339)	(464,612)
Net deferred tax assets	$—	$—

The net change in the valuation allowance for deferred tax assets was an increase of $27.8 million in 2003 and $26.3 million in 2004.  The increase in 2003 and 2004 consists of an increase related to losses from continuing and discontinued operations.

Approximately $372.0 million of the valuation allowance for deferred tax assets as of December 31, 2004 will be allocated to “Income Tax Benefit” in the consolidated statements of operations and comprehensive loss upon realization.  The remaining $92.6 million will be allocated to “Additional Paid-In Capital.”

In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company has deferred tax assets principally as a result of accumulated net operating and capital losses.  The Company will only be able to realize value from the accumulated net operating losses if it becomes profitable and from the accumulated capital losses, only to the extent it can generate capital gains.  In addition, its ability to realize value from these accumulated losses is subject to various risks and uncertainties, including regulations that, under certain circumstances, may limit the Company’s ability to use these net losses to reduce future taxes that it might otherwise owe.  Management believes that as a result of its change in strategic direction, the Company will achieve profitable operations in future years that will enable the Company to recover the benefit of all or a portion of its deferred tax assets.  However, the Company presently does not have sufficient objective evidence to support management’s belief and, accordingly, maintains a full valuation allowance for its net deferred tax assets as required by generally accepted accounting principles.

Under federal and state tax laws, the Company may use its accumulated losses to substantially reduce the income taxes it otherwise would have to pay on future taxable income.  As a result, the Company could have little or no income tax liability for a period of time.  As of December 31, 2004, the Company had accumulated federal net operating losses totaling approximately $765.5 million that it can “carry forward” as potential tax deductions until they expire between 2012 and 2024.  In addition, the Company has accumulated capital losses of approximately $245.3 million that it can “carry forward” as potential tax deductions (but only against net capital gains) until they expire between 2006 and 2009.  As a result of changes in common stock ownership, the future realization of net operating loss carryforwards, capital loss carryforwards and certain other tax credits could become subject to regulatory limits.

(11) PENSION PLANS

The Company has two defined contribution plans under Section 401(k) of the Internal Revenue Code that provide for voluntary employee contributions of 1 to 15 percent of compensation for substantially all employees.  The Company contributed the following amounts to the plans for the years ended December 31, 2002, 2003 and 2004, respectively:

(in thousands)	2002	2003	2004
Continuing operations	$162	$105	$69
Discontinued operations	1,197	728	318
Total employer contributions	$1,359	$833	$387

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

The per share weighted-average value of options granted by the Company during 2002, 2003 and 2004 was $2.22, $1.11 and $2.53, respectively, on the date of grant using the Black-Scholes option-pricing model.  The amounts for each year were calculated based on an expected option life of five years and volatility of 70 percent.  In addition, the calculations assumed a risk-free interest rate of 4.95 percent to 5.09 percent in 2002, 2.46 percent to 3.25 percent in 2003 and 2.80 percent to 3.81 percent in 2004.  A summary of the stock option activity for the years ended December 31, 2002, 2003 and 2004 is as follows:

	2002		2003		2004
(In thousands, except per share amounts)	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
		(PER SHARE)		(PER SHARE)		(PER SHARE)
Stock options outstanding at beginning of year	6,251	$19.22	7,079	$9.92	5,048	$8.33

Granted	3,848	3.01	203	2.11	127	3.60

Exercised	(481)	1.31	(687)	1.64	(1,035)	4.66

Canceled	(2,539)	19.57	(1,547)	17.82	(2,058)	16.02
Outstanding at end of year	7,079	$9.92	5,048	$8.33	2,082	$4.03

Stock options exercisable at year-end	2,282	$11.44	2,691	$9.78	1,625	$4.27

The following table summarizes information about stock options at December 31, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER AT DECEMBER 31, 2004	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED- AVERAGE EXERCISE PRICE	NUMBER AT DECEMBER 31, 2004	WEIGHTED- AVERAGE EXERCISE PRICE
	(in thousands)	(in years)	(PER SHARE)	(in thousands)	(PER SHARE)
Restricted Stock	22	8.8	$—	—	$—
$ 0.01—$1.00	7	0.1	0.40	7	0.40
$ 1.01—$2.00	681	4.5	1.60	681	1.60
$ 2.01—$3.00	707	7.5	2.90	372	2.89
$ 3.01—$4.00	328	4.6	3.82	277	3.89
$ 4.01—$5.00	24	7.7	4.20	1	4.66
$ 5.01—$8.00	40	5.3	7.64	36	7.84
$ 8.01—$10.00	200	5.0	8.55	178	8.55
$ 10.01—$127.75	73	3.5	25.89	73	25.89
	2,082	5.6	$4.03	1,625	$4.27

(13) RELATED PARTY TRANSACTIONS

The Company receives benefit coordination services from Huber Oros, which is considered a related party because an owner of Huber Oros is related to a member of the Company’s senior management.  For the years ended December 31, 2002, 2003 and 2004, expenses related to Huber Oros were approximately $169,000, $107,000 and $108,000, respectively.  As of December 31, 2003 and 2004 there were no outstanding payables due to Huber Oros.

The Company receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at that firm is a member of the Company’s Board of Directors.  For the years ended December 31, 2003 and 2004, expenses related to Kirkland & Ellis LLP were approximately $1.4 and $2.1 million, respectively.  The Company did not receive legal services from this firm prior to 2003.  As of December 31, 2003 and 2004, the Company had outstanding payables due to Kirkland & Ellis LLP of approximately $805,000 and $0, respectively.

During 2004, the Company paid the last $100,000 installment of a total $300,000 pledge to the University of Maryland Foundation, which is a charitable organization affiliated with the University of Maryland.  The Company committed to make this $300,000 contribution in 2001, and the first two $100,000 installments were paid in 2001 and 2002.  The Company’s chief executive officer is currently a member of the Foundation’s Board of Directors, which he joined in 2002.

(14) COMMITMENTS AND CONTINGENCIES

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

These actions were filed on behalf of persons and entities that acquired the Company’s stock after its initial public offering in October 20, 1999.  Among other things, the complaints claim that prospectuses, dated October 20, 1999 and September 27, 2000 and issued by Aether in connection with the public offerings of common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws because the prospectuses allegedly failed to disclose that the offerings’ underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers which were designed to maintain, distort and/or inflate the market price of the Company’s common stock in the aftermarket.  The actions seek unspecified monetary damages and rescission.  Aether believes the claims are without merit and is vigorously contesting these actions.

Initial motions to dismiss the case were filed and the court held oral argument on the motions to dismiss on November 1, 2002.  On February 19, 2003, the court issued an Opinion and Order on defendants’ motions to dismiss, which granted the motions in part and denied the motions in part.  As to Aether Systems, the motion to dismiss the claims against it was denied in its entirety.  Discovery has now commenced.  The plaintiffs voluntarily dismissed without prejudice the officer and director defendants of Aether.  On June 26, 2003, the Plaintiff’s Executive Committee in this case announced a proposed settlement with the issuers.  The proposed settlement is a settlement among the plaintiffs, the issuer-defendants, including Aether, and the officer and director defendants of the issuers.  The plaintiffs will continue litigating their claims against the underwriter-defendants.  Under terms of the proposed settlement, Aether would not incur any material financial or other liability.  On June 14, 2004, the plaintiffs and issuer defendants presented the executed settlement agreement to Judge Scheindlin during a court conference.  Subsequently, plaintiffs and issuers made a motion for preliminary approval of the settlement agreement.  On July 14, 2004, the underwriter defendants filed a memorandum of law in opposition to plaintiffs’ motion for preliminary approval of the settlement agreement.  Reply briefs in support of the settlement were submitted to the court.  In December 2004, the court ordered additional briefing on the motion.  All of the additional briefs were submitted to the court.  On February 15, 2005, Judge Scheindlin issued an Opinion and Order granting preliminary approval to the settlement agreement.  The court will schedule a fairness hearing on the proposed settlement and subsequently will decide whether to grant final approval to the settlement agreement.  The settlement agreement is subject to the approval of the District Court.  There can be no assurance such approval will be granted.

Aether is also a party to other legal proceedings in the normal course of business.  Based on evaluation of these matters and discussions with counsel, the Company believes that liabilities arising from these matters will not have a material adverse effect on the consolidated results of its operations or financial position.

(b) CONTRACTUAL COMMITMENTS

In June 2004, the Company contracted with FBR Investment Management Inc. (“FBR”) to obtain investment management services for its MBS portfolio for an initial term of one year.  The agreement will continue in effect beyond its initial term until terminated by the Company or FBR.  The Company can terminate the agreement for a termination fee of $500,000 per calendar quarter through September 30, 2005 sixty days after providing written notice of its intent to cancel.  Under the terms of the agreement, the Company agreed to pay FBR a quarterly management fee equal to 0.0375% of the aggregate cost basis of the securities in the portfolio.  In addition, if FBR’s management of the Company’s portfolio results in a return in excess of 10% per annum, the Company would pay FBR an incentive fee equal to 25% of the return in excess of 10% per annum.

(c) LEASES

The Company is obligated under noncancelable operating leases for office space that expire at various dates through 2008.  Future minimum lease payments under noncancelable operating leases and related sublease rent commitments as of December 31, 2004 are as follows: (in thousands)

Years ending December 31:	Gross Commitments	Subleased
2005	$1,394	$1,201
2006	1,342	1,218
2007	1,384	1,256
2008	920	855
Total minimum lease payments	$5,040	$4,530

Rent expense from continuing operations under operating leases was approximately $894,000, $653,000, and $454,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

The subleased payments shown above are primarily related to the Mobile Government headquarters lease in Massachusetts, which the Company has subleased to the buyer of that business, BIO-Key International, Inc.

(d) GUARANTEES

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

The Company has guaranteed the payment of assigned leases on properties related to discontinued operations.  The maximum aggregate guarantee on these properties is approximately $561,000.

As of December 31, 2004, $7.9 million of the Company’s certificates of deposit were held on deposit to collateralize an irrevocable standby letter of credit that was put in place when its Mobile Government segment entered into a sales agreement with Hamilton County, Ohio to provide an automated field reporting solution and real time wireless data infrastructure under a sales agreement.  The letter of credit provides collateral assurance of performance under the sales agreement.  The terms of the sales agreement and the standby letter of credit state that Hamilton County can only draw on the letter of credit after (1) completing the internal dispute resolution process set forth in the sales agreement and (2) providing notice to Mobile Government of its intent to declare a default under the sales agreement and proceed against the letter of credit.  A draw of the funds under the letter of credit is subject to the limitations of liability contained in the sales agreement.  The letter of credit is required to remain in place through the earlier of the end of the warranty period or December 31, 2006.  The amount of the letter of credit can be reduced by 25% at the end of the third calendar month of the warranty period as long as certain conditions are met.

Although Mobile Government was sold to BIO-Key International, Inc. on September 30, 2004, the Company agreed to maintain the $7.9 million letter of credit.  In consideration of this arrangement, and to assure the Company’s reimbursement of any amounts that Hamilton County collects by drawing on the letter of credit as a result of a default by the buyer, BIO-Key International, Inc., BIO-Key has provided the Company with a $1.0 million cash escrow and a $6.9 million subordinated secured promissory note (the “BIO-Key Note”).  The Company is entitled to retain the $1.0 million and to demand payment under the BIO-Key Note if Hamilton County draws on the letter of credit.  The BIO-Key Note is secured by a second lien on substantially all of BIO-Key’s assets.  The lien is subordinated to $5.0 million of senior secured debt held by certain of BIO-Key’s lenders.  The Company has evaluated our potential exposure under this arrangement in accordance with FIN 45.

Additionally, the Company is maintaining the facility lease for the Mobile Government headquarters in Massachusetts and sub-leasing it to BIO-Key.  As a condition to consenting to the sublease, the landlord required the Company to maintain a $749,000 letter of credit to the landlord securing performance under the lease.  BIO-Key has provided the Company with a $749,000 cash deposit that would be available in the event of BIO-Key’s default on the sublease that results in a draw on the Company’s letter of credit.  The total remaining payments under both the lease and the sublease are approximately $4.5 million.  Both expire in August 2008.

The Mobile Government transactions discussed above have been included in the accompanying balance sheet as follows:

(in thousands)	Hamilton County, Ohio Contract	Massachusetts Facility Lease	Total
Restricted cash:
Certificates of deposit collateralizing letters of credit	$7,885	$749	$8,634
Other long-term liabilities:
Deposits from BIO-Key available in the event of default	$1,000	$749	$1,749
Other	308	—	308
Total	$1,308	$749	$2,057

(e) RESTRICTED CASH

Restricted cash includes the portion of the Company’s certificates of deposit that are secured by outstanding letters of credit and escrow accounts established to secure certain of Mobile Government’s contracts and certain facility leases.  At December 31, 2003, the Company had $11.5 million of certificates of deposit, which were restricted by letters of credit.  In addition to the amounts above, $2.0 million was held in an escrow available to Lockheed Martin in the event of non-payment of liabilities for work performed by the Mobile Government segment on a contract with the Pennsylvania State Police.  At December 31, 2004, the Company had $8.8 million of certificates of deposit, which collateralized the letters of credit.  The $2.0 million escrow was released in connection with the sale of the Mobile Government segment.

(15) SALES OF DISCONTINUED OPERATIONS

During 2004, the Company discontinued and sold its Enterprise Mobility Solutions (“EMS”), Transportation and Mobile Government segments.  The following table provides the detail of the gains (loss) recognized on the sales:

(in thousands)	EMS	Transportation	Mobile Government	Total
Proceeds	$20,143	$25,000	$10,000	$55,143
Estimated working capital adjustment	—	(106)	343	237
Expenses	(1,287)	(1,999)	(1,206)	(4,492)
Net assets	(750)	(22,986)	(6,019)	(29,755)
Other	—	—	(308)	(308)
Gain (loss) on sale of discontinued operations	$18,106	$(91)	$2,810	$20,825

The summary of 2002 operating results from discontinued operations is as follows:

(in thousands)	EMS	Transportation	Mobile Government	Total
Net sales	$57,212	$38,831	$20,490	$116,533
Net loss from discontinued operations	$(225,853)	$(34,845)	$(43,364)	$(304,062)

The summary of 2003 operating results from discontinued operations is as follows:

(in thousands)	EMS	Transportation	Mobile Government	Total
Net sales	$53,403	$34,617	$20,933	$108,953
Net income (loss) from discontinued operations	$(13,655)	$(10,634)	$533	$(23,756)

The summary of 2004 operating results from discontinued operations is as follows:

(in thousands)	EMS	Transportation	Mobile Government	Total
Net sales	$—	$21,858	$13,776	$35,634
Net loss from discontinued operations	$(481)	$(33,556)	$(11,413)	$(45,450)

The Company does not allocate any interest income or expense to its discontinued businesses.

During 2002, 2003 and 2004, the Company performed the impairment analysis required by SFAS No. 142 and SFAS No. 144.  As a result of these analyses, the Company recorded goodwill and asset impairment charges during the years ended December 31, 2002, 2003 and 2004, all of which are recorded in discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss.  The summary of impairment charges is as follows:

(in thousands)	EMS	Transportation	Mobile Government	Total
2002 impairment charges	$(131,308)	$(24,662)	$(35,280)	$(191,250)
2003 impairment charges	(629)	(667)	—	(1,296)
2004 impairment charges	—	(26,622)	(8,928)	(35,550)

The EMS segment generated $1.6 million and $800,000 of revenue from related parties in 2002 and 2003, respectively.  The related parties consisted of companies in which Aether had made an equity investment.  The EMS segment received data feeds from Reuters during 2002 and 2003.  Reuters was considered a related party during 2002 because they were a part owner of EMS’s international operation.  During 2002, expenses related to Reuters were approximately $587,000.  As of December 31, 2002 the Company had outstanding payables due to Reuters of $1.2 million.

Assets and liabilities of discontinued operations consisted of the following as of December 31, 2003:

(in thousands)	EMS	Transportation	Mobile Government	Total
Cash and cash equivalents	$1,882	$—	$—	$1,882
Accounts receivable, net	7,947	5,703	9,311	22,961
Inventory, net	886	10,105	47	11,038
Net investment in sales-type leases	—	2,636	—	2,636
Prepaid and other assets	1,471	12,728	900	15,099
Current assets	$12,186	$31,172	$10,258	$53,616

Property and equipment, net	$1,652	$6,096	$631	$8,379
Goodwill	—	12,191	13,178	25,369
Intangible assets, net	—	8,915	3,256	12,171
Net investment in sales-type leases	—	8,765	—	8,765
Other assets	381	18,334	618	19,333
Non-current assets	$2,033	$54,301	$17,683	$74,017

Accounts payable and accrued expense	$6,756	$5,950	$4,175	$16,881
Deferred revenue	2,914	7,717	7,656	18,287
Current liabilities	$9,670	$13,667	$11,831	$35,168

Deferred revenue	$13	$18,799	$—	$18,812
Other liabilities	4	—	620	624
Non-current liabilities	$17	$18,799	$620	$19,436

EMS Sale

On January 13, 2004, Aether completed the sale of its EMS segment to TeleCommunication Systems, Inc. (“TCS”). Pursuant to the purchase agreement, as amended, Aether received $19.0 million for the EMS segment, consisting of $18.0 million in cash and a note in the principal amount of $1.0 million due in August 2004.  Aether also received 204,020 shares of TCS Class A common stock valued as of closing at approximately $1.1 million.  In April 2004, the Company sold these securities and received approximately $1.4 million in cash.  In addition, the $1.0 million note from TCS was repaid in full in August 2004.

Transportation Sale

On September 17, 2004, the Company sold its Transportation segment to Slingshot Acquisition Corporation (“Slingshot”), which is an affiliate of Platinum Equity Capital Partners L.P., for $25.0 million in cash.  The purchase price is subject to a post-closing adjustment based on net working capital to the extent the Transportation segment’s adjusted net working capital at August 31, 2004 was more than $28.2 million or less than $27.6 million.  In addition, the parties also agreed to net cash receipts and payments by (or for the account of) the Transportation segment between September 1, 2004 and the closing date, with any positive net cash balance being payable to Slingshot and any negative balance being due from Slingshot.  The transaction was structured as a sale of assets and assumption of certain liabilities.  The assets sold consisted of all of the assets used primarily in the Transportation segment.  Slingshot assumed responsibility for substantially all post-closing liabilities and certain historical liabilities, of the Transportation segment.  At the closing of the purchase agreement, Slingshot and the Company entered into a transition services agreement to provide for the orderly transition of the business to Slingshot, which is expected to be completed by early 2005.

In connection with the sale of the Transportation segment, the Company recorded a $26.6 million non-cash impairment charge in the second quarter of 2004.

During the fourth quarter of 2004, the Company and Slingshot advised each other of significant disagreement over both the working capital adjustment and the cash true-up.  The Company advised Slingshot that based on the Company’s calculation of net working capital, the purchase price should be reduced by approximately $67,000.  In addition, the Company advised Slingshot that pursuant to the cash true-up mechanism, Slingshot owed the Company approximately $923,000.  Slingshot disputed the Company’s calculations and contended that its own calculation of working capital supported a downward purchase price adjustment of approximately $8.1 million and its view of the cash true-up arrangement suggested that it should receive a payment from the Company of approximately $300,000.  The Company subsequently responded to Slingshot and rejected all of Slingshot’s calculations and arguments, except that it agreed that the working capital calculation should result in an additional downward price adjustment of approximately $40,000 and that amounts owed relative to the cash true-up mechanism should be reduced by approximately $79,000.

The Company and Slingshot have held discussions about the disputed amounts but have not reached agreement on any of them.  While the Company strongly disagrees with Slingshot’s positions on these matters, if the disagreements cannot be resolved by agreement of the parties, they are required to be submitted (under the terms of the asset purchase agreement between the Company and Slingshot) to an independent accounting firm for final resolution.  At this time, the Company cannot predict whether the disagreements will be resolved consensually or what the results of any decision by an independent accounting firm are likely to be.  As of December 31, 2004, the Company had $943,000 in amounts due from Slingshot recorded on its balance sheet as “Prepaid expenses and other assets.”  If the Company is not successful in collecting this amount, it will have to write-off these assets with a future period charge to earnings.  In addition, if the Company does not prevail in its view of the appropriate working capital adjustment, it could be required to make a cash payment to Slingshot in the amount of the working capital shortfall which would also include a future period charge to earnings.

Mobile Government Sale

On September 30, 2004, the Company sold its Mobile Government segment to BIO-Key International Inc. (“BIO-Key”) for $10.0 million in cash.  The purchase price is subject to a post-closing adjustment based upon net working capital.  The transaction was structured as a sale of assets and assumption of certain liabilities.  The assets sold consisted of all the assets used in the Mobile Government segment.  BIO-Key assumed responsibility for substantially all post-closing liabilities, and certain historical liabilities, of the Mobile Government segment.  BIO-Key and Aether also entered into a transition services agreement to provide for the orderly transition of the business to BIO-Key, which is expected to be completed by early 2005.

In connection with the sale of the Mobile Government segment, the Company recorded an $8.9 million non-cash impairment charge in the second quarter of 2004.

On October 25, 2004, the Company informed BIO-Key that based on Aether’s calculation of net working capital, the purchase price should be increased by approximately $343,000.  During the fourth quarter of 2004, BIO-Key paid the Company for the working capital adjustment and substantially all other amounts due related to the sale.

(16) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share amounts)	QUARTER ENDED MARCH 31, 2003	QUARTER ENDED JUNE 30, 2003	QUARTER ENDED SEPTEMBER 30, 2003	QUARTER ENDED DECEMBER 31, 2003

Net loss from continuing operations	$(7,309)	$(8,482)	$(4,358)	$(5,547)
Net loss from discontinued operations	(5,131)	(6,236)	(5,548)	(6,841)
Net loss	$(12,440)	$(14,718)	$(9,906)	$(12,388)
Net loss from continuing operations per common share — basic and diluted	$(0.17)	$(0.20)	$(0.10)	$(0.13)
Net loss from discontinued operations per common share — basic and diluted	(0.12)	(0.15)	(0.13)	(0.16)
Net loss per common share – basic and diluted	$(0.29)	$(0.35)	$(0.23)	$(0.29)
Weighted average shares outstanding – basic and diluted	42,271	42,538	42,762	42,883

(in thousands, except per share amounts)	QUARTER ENDED MARCH 31, 2004	QUARTER ENDED JUNE 30, 2004	QUARTER ENDED SEPTEMBER 30, 2004	QUARTER ENDED DECEMBER 31, 2004

Net loss from continuing operations	$(5,410)	$(10,563)	$(4,040)	$(3,690)
Net loss from discontinued operations	(3,839)	(39,029)	(2,582)	—
Gain on sale of discontinued operations	18,396	(245)	2,876	(202)
Net income (loss)	$9,147	$(49,837)	$(3,746)	$(3,892)
Net loss from continuing operations per common share — basic and diluted	$(0.13)	$(0.24)	$(0.09)	$(0.08)
Net loss from discontinued operations per common share — basic and diluted	(0.09)	(0.89)	(0.06)	—
Gain on sale of discontinued operations per common share — basic and diluted	0.43	(0.01)	0.06	(0.01)
Net income (loss) per common share — basic and diluted	$0.21	$(1.14)	$(0.09)	$(0.09)
Weighted average shares outstanding - basic and diluted	43,273	43,802	43,840	43,904

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS & PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), management carried out an evaluation, with the participation of the Company’s chief financial officer and chief executive officer, of the effectiveness of the Company’s disclosure controls and procedures, as of December 31, 2004.  Based on their evaluation as of December 31, 2004, the chief executive officer and chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision, and with the participation, of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  One aspect of our internal control over financial reporting is the control processes and procedures of the custodian of our MBS portfolio.  To permit us to evaluate these, we are to receive a report regarding these controls and procedures from our custodian’s auditor that is prepared in accordance with Statement on Accounting Standards No. 70, Service Organizations.  As of March 11, 2005, we had not received this report, although we understand from our custodian that the report is forthcoming.  Other than reviewing this report, we have completed our evaluation of our internal control over financial reporting and have not found any material weaknesses to exist.  In addition, our auditor has not advised us that it has identified any material weakness.  However, we have decided that until we receive and evaluate the SAS 70 report from our custodian’s auditor, we cannot finalize our assessment of our internal control over financial reporting.  In addition, until we complete our assessment, our auditor cannot complete its evaluation and provide its attestation report.  Accordingly, we have elected to defer the filing of our management report and our auditor’s report on internal control over financial reporting for up to 45 days pursuant to the Exemptive Order under Section 36 of the Securities Exchange Act of 1934 that was issued by the Securities and Exchange Commission on November 30, 2004 (Release No. 50754).  We are eligible to rely upon this exemption.  In addition, as instructed by the answer to Question No. 1 of the Frequently Asked Questions regarding the Exemptive Order that was issued by the Division of Corporation Finance on January 21, 2005, we have not included in the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 that are filed as exhibit 31.1 and 31.2 to this Report the introductory language to paragraph 4 of the certifications or a new paragraph 4(b) (all of which address internal control over financial reporting).  The Exemptive Order requires that we file the management report on our internal control over financial reporting, along with our auditor’s attestation report and revised Section 302 certifications that include the omitted language, in an amendment to this Report on Form 10-K within the 45-day exemption period.  We expect to receive the SAS 70 report from our custodian’s auditor in time to allow us to make this amended filing within the 45-day exemption period, and based on discussions with our custodian we are not aware of any matters that we anticipate will prevent us from complying with the terms of this exemption.

Changes in Internal Control Over Financial Reporting and Disclosure Controls and Procedures

Following the sales of our discontinued operations and in connection with the implementation of our MBS strategy during 2004, we made certain changes and additions to our internal control over financial reporting and our disclosure controls and procedures that we believed were necessary or appropriate to reflect the changes in our business.  Changes made prior to December 31, 2004 were evaluated as part of our evaluations described above.  Because we employed only 12 persons as of December 31, 2004, the flow of information inside our company is more streamlined than it has been historically, and we have adjusted our disclosure controls and procedures so that our CFO is personally contacted concerning all material issues affecting the operations of the Company.  We also altered the composition of our disclosure committee, which now includes our CFO, SVP of Finance, Director of Finance & Accounting and Tax Director, to ensure that all relevant information is included in our public reports and is promptly and accurately disclosed.  We did not make these changes because we thought our existing internal control over financial reporting or our disclosure controls and procedures were deficient.  Rather, we made these changes to reflect the smaller size of our company, the changed nature of our business and to ensure that management received timely information about the Company’s investment in MBS and the performance of the MBS portfolio.  These changes have been discussed with our independent accountants and the Audit Committee of our Board of Directors.  Because of the significant changes in our business and our personnel, we plan to continue to monitor our internal control environment carefully to ensure that the changes have been effective and to ensure that all necessary changes have been made.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be included in Aether’s Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption Directors and Executive Officers which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2004, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will be included in Aether’s Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption Executive Compensation which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2004, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in Aether’s Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption Security Ownership of Certain Beneficial Owners and Management which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2004, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in Aether’s Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption Certain Relationships and Related Transactions which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2004, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in Aether’s Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption Principal Accounting Fees and Services which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2004, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements required by this item are included in the Report beginning on page 42.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2003 and 2004
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2002, 2003, and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2003 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004
Notes to Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the Audited Consolidated Financial Statements or the notes thereto.

EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Index

*2.1                          Asset Purchase Agreement dated December 18, 2003 by and among Aether Systems, Inc, TeleCommunication Systems, Inc., TSYS Acquisition Corp. and TCS Limited, as amended. (Designated as Exhibit 3.1 to the Form 8-K dated January 28, 2004.)

*2.2                          Asset Purchase Agreement dated August 16, 2004 by and among Aether Systems Inc., Sunpro Inc., Cerulean Technologies, Inc. and BIO-key International, Inc.  (Designated as Exhibit 2.1 to the Form 10-Q dated November 9, 2004.)

*2.3                          Asset Purchase Agreement dated July 20, 2004 by and among Aether Systems Inc., Slingshot Acquisition Corporation and Platinum Equity Capital Partners, L.P.  (Designated as Exhibit 2.1 to the Form 10-Q dated August 9, 2004.)

*3.1                          Amended and Restated Certificate of Incorporation of Aether Systems, Inc. (as amended).  (Designated as Exhibit 3.3 to the Form S-1/A dated October 19, 1999.)

*3.2                          Bylaws of Aether Systems, Inc. (Designated as Exhibit 3.2 to the Form S-1/A dated October 19, 1999.)

*4.1                          Specimen Certificate for Aether Systems Common Stock. (Designated as Exhibit 4.1 to the Form S-1/A dated October 19, 1999.)

*10.1                    Employment Agreement between Aether Technologies International, L.L.C. and David Oros dated July 7, 1999. (Designated as Exhibit 10.7 to the Form S-1/A dated September 10, 1999.)

*10.2                    Employment Agreement between Aether Systems, Inc. and David C. Reymann dated June 8, 2001. (Designated as Exhibit 10.1 to the Form 10-Q dated August 14, 2001.)

*10.3                    Aether Systems, Inc. 1999 Equity Incentive Plan as amended June 22, 2001. (Designated as Exhibit 10.4 to the Form 10-K dated March 1, 2002.)

*10.4                    Aether Systems, Inc. Senior Bonus Plan effective as of September 29, 1999. (Designated as Exhibit 10.20 to the Form S-1/A dated October 19, 1999.)

*10.5                    Aether Systems, Inc. Acquisitions Incentive Plan effective as of December 15, 2000. (Designated as Exhibit 4.1 to the Form S-8 dated December 20, 2000.)

*10.6                    Investment Management Agreement, dated June 8, 2004 by and between Aether Systems Inc., and FBR Investment Management Inc. (Designated as Exhibit 10.1 to the Form 10-Q dated August 9, 2004.)

*10.7                    Principal Stockholder Agreement dated July 20, 2004 by and among David S. Oros, NexGen Technologies, L.L.C. and Slingshot Acquisition Corporation. (Designated as Exhibit 10.2 to the Form 10-Q dated August 9, 2004.)

*10.8                    Secured Subordinated Promissory Note in the principal amount of $6,884,588 dated September 30, 2004 payable to Aether Systems, Inc by BIO-key International, Inc.  (Designated as Exhibit 10.2 to the Form 10-Q dated November 9, 2004.)

*10.9                    Employment Memorandum dated May 1, 2004 by and between Aether Systems, Inc. and Frank Briganti. (Designated as Exhibit 10.3 to the Form 10-Q dated August 9, 2004.)

*10.10              Summary of agreement between Aether Systems, Inc. and Frank Briganti confirmed as of May 15, 2002. (Designated as Exhibit 10.13 to the Form 10-K dated March 15, 2004.)

*10.11              Summary of agreement between Aether Systems, Inc. and Michael Mancuso confirmed as of October 22, 2002. (Designated as Exhibit 10.12 to the Form 10-K dated March 15, 2004.)

10.12                     Master Repurchase Agreement between Aether Systems, Inc. (and FBR Investment Management Inc. as Agent) and Daiwa Securities America, Inc.

10.13                     Master Repurchase Agreement between Aether Systems, Inc. (and FBR Investment Management Inc. as Agent) and UBS Financial Services, Inc.

10.14                     Master Repurchase Agreement between Aether Systems, Inc. (and FBR Investment Management Inc. as Agent) and Countrywide Securities Corporation.

10.15                     Master Repurchase Agreement between Aether Systems, Inc. (and FBR Investment Management Inc. as Agent) and Nomura Securities International, Inc.

*21.1                    Subsidiaries of Aether Systems. (Designated as Exhibit 21.1 to the Form 10-K dated March 15, 2004.)

23.1                           Consent of KPMG LLP

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”)

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley

**32.1             Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes– Oxley Act of 2002 for David S. Oros and David C. Reymann

*Incorporated by reference

** These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Annual Report on Form 10-K or as a separate disclosure document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2005.

AETHER SYSTEMS, INC.

By:	/s/ David S. Oros
DAVID S. OROS
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David S. Oros	Chairman and Chief	March 15, 2005
DAVID S. OROS	Executive Officer

/s/ David C. Reymann	Chief Financial Officer	March 15, 2005
DAVID C. REYMANN	(Principal Financial and Accounting Officer)

/s/ J. Carter Beese, Jr.	Director	March 15, 2005
J. CARTER BEESE, JR.

/s/ James T. Brady	Director	March 15, 2005
JAMES T. BRADY

/s/ George P. Stamas	Director	March 15, 2005
GEORGE P. STAMAS

/s/ Jack B. Dunn, IV	Director	March 15, 2005
JACK B. DUNN, IV

/s/ Edward J. Mathias	Director	March 15, 2005
EDWARD J. MATHIAS

/s/ Truman T. Semans	Director	March 15, 2005
TRUMAN T. SEMANS