Form 10-K/A
period 2004-12-31
AETHER SYSTEMS INC
filed 2005-04-12
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10–K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000–27707

AETHER SYSTEMS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	52-2186634
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

621 E. Pratt St., Suite 601, Baltimore, MD	21202
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (443) 573–9400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK, PAR VALUE $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S–K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10–K or any amendment of this Form 10–K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

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

Explanatory Note

The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 16, 2005.  This Amendment No. 1 restates the original Form 10-K and includes the following changes resulting from the Company’s and the Company’s independent registered public accounting firm’s completed analysis of internal controls over financial reporting as required by section 404 of the Sarbanes-Oxley Act of 2002, as permitted by the Exemptive Order issued by the Securities and Exchange Commission on November 30, 2004 (Release No. 50754) under section 36 of the Securities Exchange Act of 1934:

•                  addition to Item 8 of management’s report on internal controls over financial reporting and the report on internal controls over financial reporting from KPMG LLP, the Company’s independent registered public accounting firm;

•                  replacement of Item 9A, Controls & Procedures;

•                  additional consent of KPMG LLP, independent registered public accounting firm (exhibit 23.1); and

•                  additions to the section 302 certification letters from the Company’s chief executive officer and chief financial officer to address internal control over financial reporting (exhibit 31.1 and 31.2, respectively).

The remainder of the information contained in the original Form 10-K filed on March 16, 2005 has not been amended.

AETHER SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K/A

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties.  When used in this Report, the words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect” and similar expressions as they relate to our company or our management are intended to identify a statement as a “forward-looking statement.”  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  Factors that could cause or contribute to such differences include those discussed in Item 7 of this Report under the heading “Risk Factors.” Forward-looking statements reflect our reasonable beliefs and expectations as of the time we make them, and we have no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In this Annual Report on Form 10-K/A, we refer to Aether Systems, Inc. as “Aether,” “the Company,” “we” or “us.”

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

Report of Management on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Aether Systems, Inc.:

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  As noted in the COSO Framework, an internal control system, no matter how well conceived and operated, can provide only reasonable assurance to management and the board of directors regarding achievement of an entity’s objectives.  Based on the evaluation under the COSO Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2004.

/s/ David S. Oros
Chairman of the Board and Chief Executive Officer

/s/ David C. Reymann
Chief Financial Officer

April 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Aether Systems, Inc.:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Aether Systems, Inc. and subsidiaries (“Aether”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Aether’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Aether’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Aether maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by  COSO.  Also, in our opinion, Aether maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aether Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
April 11, 2005

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  As noted in the COSO Framework, an internal control system, no matter how well conceived and operated, can provide only reasonable assurance to management and the board of directors regarding achievement of an entity’s objectives.  Based on the evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our report is included in Item 8 of this Report.  Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Report.

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

Report of Management on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
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

*Incorporated by reference

** These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Annual Report on Form 10-K/A or as a separate disclosure document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to the report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 11, 2005.

AETHER SYSTEMS, INC.

By:	/s/ David S. Oros
DAVID S. OROS
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David S. Oros	Chairman and Chief	April 11, 2005.
DAVID S. OROS	Executive Officer

/s/ David C. Reymann	Chief Financial Officer	April 11, 2005.
DAVID C. REYMANN	(Principal Financial and Accounting Officer)

/s/ J. Carter Beese, Jr.	Director	April 11, 2005.
J. CARTER BEESE, JR.

/s/ James T. Brady	Director	April 11, 2005.
JAMES T. BRADY

/s/ George P. Stamas	Director	April 11, 2005.
GEORGE P. STAMAS

/s/ Jack B. Dunn, IV	Director	April 11, 2005.
JACK B. DUNN, IV

/s/ Edward J. Mathias	Director	April 11, 2005.
EDWARD J. MATHIAS

/s/ Truman T. Semans	Director	April 11, 2005.
TRUMAN T. SEMANS