Form 10-K/A
period 2004-12-31
AETHER SYSTEMS INC
filed 2005-05-02
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10–K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note to Amendment No. 2

The Company is filing this Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 16, 2005 and amended and restated on April 12, 2005.

This Amendment No. 2 restates in its entirety Amendment No. 1 to add the following information:

•      Part III of Form 10-K, which information was to have been incorporated by reference from Aether’s proxy statement for its 2005 annual meeting of stockholders.

The remainder of the information contained in the Form 10-K/A filed on April 12, 2005 is unchanged.

Explanatory Note to Amendment No. 1

On April 12, 2005, the Company filed Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 16, 2005.  Amendment No. 1 restated the original Form 10-K and included the following changes resulting from the Company’s and the Company’s independent registered public accounting firm’s completed analysis of internal controls over financial reporting as required by section 404 of the Sarbanes-Oxley Act of 2002, as permitted by the Exemptive Order issued by the Securities and Exchange Commission on November 30, 2004 (Release No. 50754) under section 36 of the Securities Exchange Act of 1934:

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

The remainder of the information contained in the original Form 10-K filed on March 16, 2005 was not amended in Amendment No. 1.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows, as of April 15, 2005, the names and ages of Aether’s directors and executive officers.  Each director will continue in office until the next annual meeting or until his earlier resignation, removal or death.

Name	Age	Position
David S. Oros	45	Chairman of the Board and Chief Executive Officer
David C. Reymann	46	Chief Financial Officer
J. Carter Beese, Jr.	48	Director
James T. Brady	64	Director
Jack B. Dunn IV	54	Director
Edward J. Mathias	63	Director
Truman T. Semans	78	Director
George P. Stamas	54	Director

David S. Oros founded Aether in 1996, and currently serves as our chairman and chief executive officer.  Mr. Oros also serves on the board of directors of Novatel Wireless Inc. and Corvis Corp.  From 1994 until 1996, Mr. Oros was president of NexGen Technologies, L.L.C., a wireless software development company that contributed all of its assets to Aether.  From 1992 until 1994, he was president of the Wireless Data Group at Westinghouse Electric.  Prior to that, Mr. Oros spent from 1982 until 1992 at Westinghouse Electric directing internal research and managing large programs in advanced airborne radar design and development.  Mr. Oros received a B.S. in mathematics and physics from the University of Maryland, and holds a U.S. patent for a multi-function radar system.

David C. Reymann has served as our chief financial officer since joining us in June 1998.  Before joining us, Mr. Reymann was director of finance and accounting for The Sweetheart Cup Company from June 1996 until May 1998, where he managed the financial analysis department and the accounting operations for 11 North American manufacturing plants.  Prior to that, Mr. Reymann spent 12 years with Procter & Gamble, serving in several key finance, accounting and operations positions. Prior to Proctor & Gamble, Mr. Reymann spent five years at Ernst & Young, where he most recently specialized in emerging growth companies.  Mr. Reymann received a B.S. in accounting from the University of Baltimore, and is a certified public accountant.

J. Carter Beese, Jr. was elected a director of Aether on October 20, 1999.  Since July 1998, Mr. Beese has served as president of Riggs Capital Partners, a division of Riggs National Corp., which is a venture fund that manages in excess of $100 million.  Preceding his appointment to Riggs, from September 1997 until July 1998, Mr. Beese was vice chairman of the Global Banking Group at Bankers Trust.  Prior to the merger of Bankers Trust and Alex. Brown, from November 1994 until September 1997, Mr. Beese was chairman of Alex. Brown International.  He originally joined Alex. Brown in 1978, became an officer in 1984, and a partner in 1987.  Mr. Beese served as a commissioner of the U.S. Securities and Exchange Commission from 1992 to 1994.  He serves as a director on the boards of Nastech Pharmaceutical Company, the National Stock Exchange and Riggs National Corp.  He also serves as a senior advisor to

Allied Capital Corporation and the Center for Strategic International Studies. In November 2003, Mr. Beese was named by U.S. District Court Judge Rakoff and the U.S. Securities and Exchange Commission as the manager of the $250 million of MCI stock to be distributed to the victims of accounting fraud pursuant to the fair fund provision of the Sarbanes-Oxley Act of 2002.  He is also currently a member of President Bush’s Information Technology Advisory Committee.  Mr. Beese received a B.S. in Economics and a B.S. in Political Science from Rollins College.

James T. Brady was elected director of Aether on June 28, 2002.  Mr. Brady has served as the managing director — Mid-Atlantic of Ballantrae International, Ltd., a management consulting firm, since 2000 and was an independent business consultant from May 1998 until 2000.  From May 1995 to May 1998, Mr. Brady was the Secretary of the Maryland Department of Business and Economic Development.  Prior to May 1995, Mr. Brady was a managing partner with Arthur Andersen LLP in Baltimore, Maryland.  Mr. Brady is a director of McCormick & Company, Inc., Constellation Energy Group and T. Rowe Price Group.  Mr. Brady received a B.A. from Iona College.

Jack B. Dunn IV was elected director of Aether on June 28, 2002.  Since October 1995, Mr. Dunn has been chief executive officer of FTI Consulting, Inc, a multi-disciplined consulting firm with practices in the areas of financial restructuring, corporate finance, forensic accounting, litigation consulting and economic consulting.  He joined FTI in 1992 as executive vice president and chief financial officer and has served as a director of FTI since May 1992 and as chairman of the board from December 1998 to September 2004.  Mr. Dunn is a director of Pepco Holdings, Inc., a public utility company, and is a limited partner of the Baltimore Orioles.  Prior to joining FTI, he was a member of the board of directors and a managing director of Legg Mason Wood Walker, Inc. and directed its Baltimore corporate finance and investment banking activities.  He received a B.A. from Princeton University and a J.D. from the University of Maryland Law School.

Edward J. Mathias was elected director of Aether on June 28, 2002.  Mr. Mathias has been a managing director of The Carlyle Group, a Washington, D.C. based private merchant bank, since 1994.  Mr. Mathias served as a managing director of T. Rowe Price Associates, Inc., an investment management firm, from 1971 to 1993.  He received a B.A. from the University of Pennsylvania and an M.B.A. from Harvard University.

Truman T. Semans was appointed director of Aether by board resolution on September 19, 2002.  Mr. Semans is founder and since 1993 has been Vice Chairman of Brown Investment Advisory & Trust Company, or Brown Advisory, a full-service firm providing investment advisory services to families and individuals of substantial wealth.  Prior to founding Brown Advisory, Mr. Semans joined Alex. Brown & Sons in August 1974 as general partner, and was a member of the executive committee, the Vice Chairman of the Board and a member of the Executive and Organization Committee. He graduated from Princeton University and attended the University of Virginia Law School.

George P. Stamas was elected a director of Aether on October 20, 1999.  Since January 2002, Mr. Stamas has been a senior partner with the law firm of Kirkland and Ellis LLP.  Also, since November 2001, Mr. Stamas has been a venture partner with New Enterprise Associates.  From December 1999 until December 2001, Mr. Stamas served as the vice chairman of the board and managing director of Deutsche Banc Alex. Brown (now Deutsche Bank Securities).  From April 1996 until December 1999, Mr. Stamas was a partner with the law firm of Wilmer, Cutler & Pickering and head of their corporate group.  Mr. Stamas is counsel to, and a limited partner of, the Baltimore Orioles baseball team and also of Lincoln Holdings, which holds interests in the Washington Wizards and Washington Capitals.  Mr. Stamas also serves on the board of directors of FTI Consulting, Inc.  He received a B.S. in economics from the Wharton School of the University of Pennsylvania and a J.D. from the University of Maryland Law School.

The board of directors has determined that all of its members, other than Messrs. Oros and Stamas, are “independent” as such term is defined under the Nasdaq listing standards.  Mr. Oros is not “independent” under the Nasdaq listing standards because he is an executive officer of the Company.  The board of directors has determined that it would not consider Mr. Stamas to be “independent” under the Nasdaq listing standards because he is a partner with the law firm Kirkland & Ellis LLP, which in 2003 became Aether’s primary outside legal counsel.

Audit Committee. The audit committee currently consists of Messrs. Brady, Semans and Beese, with Mr. Brady serving as its chairman. Until June 2003, Mr. Stamas was also a member of the audit committee at which time he resigned. He was replaced by Mr. Beese. The board of directors has further considered whether the members of the audit committee satisfy the additional “independence” and “financial literacy” requirements for audit committee members as set forth in the Item 7(d)(3)(iv) of Schedule 14A and as adopted in the Nasdaq listing standards. The board of directors has concluded that all current members of the audit committee satisfy these heightened independence requirements.

The board of directors has also determined that Mr. Brady is an audit committee financial expert and is independent of management, as required under Section 407 of the Sarbanes-Oxley Act of 2002. We believe Mr. Brady is qualified to be an “audit committee financial expert” because he has the following attributes: (i) an understanding of generally accepted accounting principles, or GAAP, and financial statements, (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (iii) experience preparing, auditing, analyzing or evaluating financial statements that represent a breadth and level of complexity and accounting issues that can reasonably be expected to be raised by Aether’s financial statements, or actively supervising one of more persons engaged in such activities, (iv) an understanding of internal controls over financial reporting and (v) an understanding of audit committee functions.  Mr. Brady has acquired these attributes by means of having held various positions that provided the relevant experience, including 33 years with Arthur Anderson (including twenty years as an audit partner) and membership on the audit committees of several public companies since 1998.  Mr. Brady also serves on the audit committees of three other public companies, but the board of directors has determined that such service does not affect his independence, responsibilities or duties as a member of the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers (as defined in regulations issued by the SEC) and directors, and persons who own more than ten percent of a registered class of Aether’s equity securities, to file initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of Aether, with the SEC.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such reports of ownership received by us and certifications from executive officers and directors that no other reports were required for such persons, we believe that during fiscal year 2004 all filing requirements applicable to its executive officers, directors and such greater than ten percent stockholders were complied with on a timely basis.

Code of Ethics

We have adopted a general code of ethics for our business.  We have also adopted a code of ethical conduct that applies solely to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions.  The board of directors is responsible for reviewing and authorizing any waivers from both the code of ethics and code of ethical conduct for senior financial officers and we will file any waivers from, or amendments to, these codes with the SEC.  Both the general code of ethics and the code of ethical conduct for senior financial officers, as well as the charters for our audit committee, nominating committee and compensation committee, are available on Aether’s website, www.aethersystems.com, the content of which website is not incorporated by reference into or considered a part of this document.  This information is also available in print upon written request to our secretary at our address.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation.  The following table sets forth compensation for 2002, 2003 and 2004 awarded to, earned by or paid to our chief executive officer and the three other most highly paid executive officers as of December 31, 2004.  We refer to these officers as the “named executive officers.”

					Long-Term Compensation
					Restricted		Shares	All Other
	Annual Compensation				Stock Awards		Underlying	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		($)(5)		Options (#)	($)(7)

David S. Oros
Chairman and Chief
Executive Officer	2004	$200,000	—		—		—	$15,166
	2003	$200,000	—		—		—	$15,526
	2002	$200,000	—		—		100,000	$11,288

David C. Reymann
Chief Financial Officer	2004	$180,000	$84,000	(3)	—		—	$15,166
	2003	$180,000	—		—		—	$15,526
	2002	$174,750	$30,000		$37,500	(6)	30,000	$11,288

Michael S. Mancuso(1)
President, Mobile Government	2004	$156,923	$145,128	(4)	—		—	$231,955	(8)
	2003	$200,000	$80,000		—		—	$15,526
	2002	$200,000	$75,000		$37,500	(6)	30,000	$11,288

Frank Briganti(2)
President, Transportation	2004	$124,231	$125,000	(4)			—	$138,835	(8)
	2003	$170,000	—					$15,919
	2002	$154,372	$30,000		$37,440	(6)	30,000	$10,760

(1)	Mr. Mancuso is no longer employed by Aether. His position was terminated in connection with the sale of the Mobile Government division in September 2004.
(2)	Mr. Briganti is no longer employed by Aether. His position was terminated in connection with the sale of the Transportation division in September 2004.
(3)	Mr. Reymann was awarded a cash bonus by the board of directors upon the successful completion of the sales of Aether’s business units during 2004.
(4)

Mr. Mancuso received a cash bonus of $105,128 upon the consummation of the sale of the Mobile Government segment, together with a cash performance bonus of $40,000, all in accordance with the terms of his employment agreement.  Mr. Briganti received a cash bonus of $125,000 upon the consummation of the sale of the Transportation segment in accordance with the terms of his employment agreement.

(5)

At December 31, 2004, Mr. Oros held no unvested shares of restricted stock and Mr. Reymann held 3,333 unvested shares of restricted stock having a market value of $11,132 (based on a per share value of $3.34, which was the closing price of Aether common stock on December 31, 2004). All shares of restricted stock owned by Mr. Mancuso and Mr. Briganti became fully vested in September 2004 upon termination of their employment. Dividends paid on Aether’s common stock, if any, would not be paid on unvested shares of restricted stock.

(6)

On April 10, 2002, Aether granted 10,000 shares of restricted stock to each of Messrs. Reymann and Mancuso and 7,000 shares of restricted stock to Mr. Briganti. Mr. Reymann’s shares vest in equal one-third increments annually over a three-year period beginning on April 1, 2003. On May 15, 2002, Aether granted 3,000 shares of restricted stock to Mr. Briganti. All of the shares of restricted stock issued to Messrs. Mancuso and Briganti vested upon the consummation of the sales of the Mobile Government and Transportation segment, respectively.

(7)

“All Other Compensation” includes the dollar value of insurance premiums paid with respect to term life insurance, business travel accident insurance and health insurance (including dental and vision) and contributions to Aether’s 401(k) plan, unless otherwise noted.

(8)

In addition to the items identified in note 7, for Messrs. Mancuso and Briganti “All Other Compensation” also includes severance payments in the amount of $218,269 made to Mr. Mancuso and $127,500 made to Mr. Briganti pursuant to the terms of their respective employment agreements.  The severance payments were made following the September 2004 sales of the Mobile Government and Transportation segments.

No Executive Loans.  Aether does not extend loans to executive officers or directors, and we have no such loans outstanding.

No Pension Plans.  Aether currently does not have any pension plans or defined contribution plans.

Long-Term Incentive Plan Awards.  No restricted shares were granted to any named executive officer during the year ended December 31, 2004 under any long-term incentive plan.  The compensation committee can grant options to executive officers under the 1999 Equity Incentive Plan in order to align their interests with the long-term interests of our stockholders.  In 2004, however, all restricted shares that had previously been awarded to Messrs. Mancuso and Briganti vested in connection with the consummation of the sale of the Mobile Government and Transportation segment, respectively.

Option Grants in Last Fiscal Year.  No options or stock appreciation rights were granted to any named executive officer during the year ended December 31, 2004.

Aggregate Option Exercises and Holdings. The following table provides information concerning the shares represented by outstanding options (and, in the case of Messrs. Oros and Reymann, warrants) held by each of the named executive officers as of December 31, 2004.

	Shares Acquired on	Value Realized	Number of Shares Underlying Unexercised Options at Fiscal Year-End (#)(1)		Value of Unexercised In-The- Money Options/SARs at Fiscal Year-End(2)
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

David S. Oros(3)	—	—	893,100	50,000	$1,159,200	$19,500
David C. Reymann	—	—	116,250	22,500	$47,966	—
Michael S. Mancuso(4)	—	—	—	—	—	—
Frank E. Briganti(4)	—	—	—	—	—	—

(1)       All options were issued under the 1999 Equity Incentive Plan and are in amounts and have exercise prices as follows.  Warrants issued to Mr. Oros were issued prior to Aether’s initial public offering.

Name	Amount (#)	Exercise Price
David S. Oros	655,000	$1.60
	157,500	$4.00
	12,600	$16.00
	18,000	$8.54
	50,000	$2.95
David C. Reymann	20,834	$1.49
	5,416	$1.60
	32,500	$8.00
	37,500	$8.54
	20,000	$3.75
Michael S. Mancuso	—	—
Frank E. Briganti	—	—

(2)       Options were “in the money” to the extent the closing price of Aether’s common stock on December 31, 2004 exceeded the exercise price of the options. The value of unexercised options represents the difference between the exercise price of net options and $3.34, which was the last reported sale of Aether common stock on December 31, 2004.

(3)       Includes 812,500 shares of common stock underlying warrants.

(4)       The vesting of Mr. Mancuso’s and Mr. Briganti’s stock options were accelerated in September as a result of the sales of their respective business units pursuant to change of control provisions in their option grants.  All of their vested stock options expired unexercised on December 29, 2004 and December 16, 2004 for Mr. Mancuso and Mr. Briganti, respectively (90 days after their last day of employment).

Employment Agreements; Other Agreements

In June 1999, we entered into an employment contract with Mr. Oros.  It provides for a base salary of $200,000 per year, a performance bonus of up to $100,000 per year, and additional bonuses based on annual revenue targets.  The initial term of the employment contract expired in June 2002, and the term is automatically extended for additional one month increments until terminated by Aether or Mr. Oros on 15 days’ advance notice.  Pursuant to this contract, in 1999 we granted Mr. Oros a warrant to acquire 1,000,000 shares of our common stock.  The warrant has an exercise price of $1.60 per share of common stock.  With our consent, Mr. Oros subsequently assigned warrants to acquire 225,000 shares of our common stock and retained a warrant to acquire 775,000 shares.  In 1999, Mr. Oros also received a warrant to acquire 175,000 shares of our common stock at an exercise price of $4 per share.  From this second grant, Mr. Oros subsequently assigned a warrant exercisable for 17,500 shares of our common stock.  Each of Mr. Oros’ warrants became exercisable upon completion of our initial public offering.  Warrants that Mr. Oros continues to hold are included in the table above headed “Aggregate Option Exercises and Holdings.”

In June 2001, we entered into an employment agreement with Mr. Reymann.  The initial term of the agreement expired in June 2003, and the term automatically extends for additional one-year terms until terminated by Aether or Mr. Reymann on no less than 90 days’ advance notice (which must be given before the end of the applicable one-year extensions).  The agreement provides for a base salary of not less than $150,000 per year and annual bonuses to be established by the board, the compensation committee or, if the board directs, our chief executive officer or president.  Mr. Reymann may resign upon 90 days’ advance notice to Aether.  If we terminate Mr. Reymann without cause or he resigns for good reason, he is entitled to receive an amount equal to 12 months’ base salary, COBRA group health coverage premium costs, immediate vesting of options, restricted stock or other equity instruments, and a pro rata share of the maximum bonus he would have been eligible to receive in the year of his termination.  Under the agreement, “good reason” means Aether materially breaches the agreement or materially reduces Mr. Reymann’s title, authority or responsibilities, and “cause” means committing a material breach of the agreement, committing an act of gross negligence with respect to Aether or otherwise acting with willful disregard for Aether’s best interests, or being convicted of or pleading guilty or no contest to a felony or, with respect to his employment, committing either a material dishonest act or common law fraud or knowingly violating any federal or state securities or tax laws.  The agreement provides that if there is a change in control of Aether and within 12 months after the change of control, Mr. Reymann resigns for good reason or is terminated without cause, all options, restricted stock or other equity instruments held by Mr. Reymann will become fully exercisable. A “change in control” means the occurrence of any of the following: a sale of all or substantially all of Aether’s assets, the dissolution or liquidation of Aether, a person or group purchasing over half of Aether’s voting securities, a merger or consolidation of Aether, a successful proxy contest replacing at least a majority of our board of directors, or during any two-year period the incumbent board ceasing to constitute a majority of the board, provided that individuals that a majority of the incumbent directors approve for service on the board are treated as incumbent directors.

In connection with their employment by the Company, Messrs. Mancuso and Briganti each agreed to arrangements with the Company that entitled them to receive certain compensation and benefits if their employment was terminated within a year after a “change in control” occurred.  Upon the consummation of the sale of our Transportation segment (which we treated as a change of control for purposes of Mr. Briganti’s employment agreement), Mr. Briganti received a cash bonus in the amount of $125,000 and severance payments in cash in the amount of $127,500.  Upon the consummation of the sale of our

Mobile Government segment (which we treated as a change of control for purposes of Mr. Mancuso’s employment agreement), Mr. Mancuso received a cash bonus in the amount of $105,128 and severance payments in cash in the amount of $218,269.  In addition, all options and restricted stock granted to and held by Messrs. Mancuso or Briganti prior to July 31, 2002 became fully exercisable at the time of termination of their respective employment.

Compensation Committee Report on Executive Compensation

The compensation committee of Aether’s board of directors is responsible for establishing and evaluating salaries and other compensation for the chief executive officer and other senior officers, including the named executive officers.  The compensation committee is comprised of the following three independent directors: Messrs. Beese, Dunn and Mathias, with Mr. Mathias serving as the compensation committee chairman.  This report relates to Aether’s compensation policy for its named executive officers for fiscal year 2004.

This compensation committee report covers the following topics:

•                  role of the compensation committee

•                  executive compensation guiding principles

•                  components of Aether’s compensation program

•                  compensation of the chairman and chief executive officer

Role of the Compensation Committee

The compensation committee’s primary responsibility is to establish Aether’s compensation programs.  The compensation committee determines all compensation paid or awarded to Aether’s key executive officers each year, except that Aether’s board of directors has delegated to Mr. Oros, as a Board Committee of one, the ability to make grants of up to 40,000 shares per individual pursuant to the 1999 Equity Incentive Plan and Aether’s Acquisition Incentive Plan, subject to his duty to report periodically to the compensation committee.

The compensation committee’s goal is to retain and motivate executives who can assist Aether with its operations and strategic activities and advance the interests of our stockholders.  To do so, the compensation committee oversees Aether’s compensation system to ensure Aether is offering competitive and fair compensation that rewards executives for continued service and exceptional performance.  Measurement of corporate performance is primarily based on objective factors that the compensation committee believes are important in assessing performance including the achievement of strategic business, corporate and financial goals.

Additionally, the compensation committee considers more subjective factors that it believes are important in evaluating performance such as success in continuing to improve overall efficiencies, hiring and retention of key employees and assisting Aether with implementing its mortgage-backed securities strategy. The measurement of individual performance is evaluated on the basis of job performance and the contribution of the individual to achieving Aether’s goals for the year.  The compensation committee also considers the particular officer’s overall contributions to Aether over the past year and the officer’s role in Aether’s transition to its mortgage-backed securities strategy.  In 2004, a main priority for Aether was the sale of its three operating segments: Enterprise Mobility Solutions, Transportation and Mobile

Government.  Several of Aether’s named executive officers were compensated with bonuses and received severance bonuses in connection with the sales of these segments as further described above.

Annual performance bonuses and stock grants are based on the compensation committee’s evaluation of the executive’s performance in achieving annual corporate goals as well as other contributions that enhance Aether’s value.

The compensation committee was mindful in 2004 of the impact of Aether’s transition to a mortgage-backed securities strategy, the reduction in staffing that occurred over the course of the year and the shift in responsibility among Aether’s remaining employees and officers. As Aether’s mortgage-backed securities business continues to evolve, the compensation committee expects that it will modify or revise the factors it considers when determining how to compensate Aether’s key executives. The compensation committee may also reevaluate the base salaries paid to its existing employees and officers and may determine to increase or decrease such salaries and to revise incentive compensation opportunities (including both cash bonuses and equity-based awards), as the case may be, depending on the success of the mortgage-backed securities strategy.

Executive Compensation Guiding Principles

The compensation committee has established an executive compensation program designed to:

•                  provide competitive cash compensation and long-term incentives to attract and retain high-caliber executives;

•                  encourage strong performance of our executive officers through bonuses when achieving pre-determined goals and other long-term incentives; and

•                  align our executive officers’ interests with the long-term interests of stockholders through awards of stock options and restricted stock.

Components of Aether’s Compensation Program

Executive officers’ compensation consists primarily of three components: (i) base salary, (ii) cash bonus and (iii) restricted stock and option grants.

Base Salary.  Base salary is intended to reflect the levels of responsibility assumed within Aether and the compensation committee strives to ensure that base salaries are set at levels that permit Aether to attract and retain  managers and executives with the qualifications and abilities necessary to allow Aether to achieve its strategic business, corporate and financial goals. The compensation committee annually discusses the levels of base salary for Aether’s executive officers.  In determining salary adjustments for Aether’s executive officers, the compensation committee takes into consideration various factors that determine an executive’s value to Aether, including the individual’s knowledge, experience, time in position and performance.  These factors are considered subjectively in the aggregate, and none of these factors is accorded a specific weight.

In 2004, there were no increases to the base salaries of the named executive officers.  For 2005, the compensation committee approved reasonable merit increases for certain non-executive officers.  For 2005, the Chief Executive Officer and Chief Financial Officer each will continue to receive his 2004 salary, without adjustment, pursuant to his employment agreement with Aether.  The compensation committee believes that the base salaries offered to key employees are sufficient to enable Aether to retain these employees while it continues to implement and grow its mortgage-backed securities strategy.  If the mortgage-backed securities strategy is successful, the compensation committee may decide to reevaluate the base salaries of Aether’s key employees to ensure that the compensation paid to these employees continues to retain and motivate these individuals.

Cash Bonus.  Individual cash bonuses are based on the evaluation of the performance of Aether and accomplishments of each executive officer in achieving various specified goals set by management or the board of directors for the year.  In 2004, one of Aether’s primary goals was to sell its three operating segments and to move toward implementing its mortgage-backed securities strategy.  The compensation committee decided to award annual or periodic cash bonuses relating to the sales of Aether’s operating segments, as a way of providing executive officers with additional incentives to meet these goals and to compensate these key employees for the additional responsibilities they assumed during the sales process and Aether’s transition to a mortgage-backed securities business.  In 2004, a high priority for Aether was to sell its three operating segments and the compensation committee awarded cash bonuses to those executives who were integral in the sales process.  Messrs. Reymann, Mancuso and Briganti were each awarded cash bonuses as more fully described above.

Stock Grants. The compensation committee believes achievement of Aether’s goals may be fostered by stock grant programs that reward employees who significantly enhance Aether’s value by tying the employees compensation to the value of Aether. The compensation committee also believes that inducement grants of restricted stock options, subject to certain vesting periods, may encourage employees to remain with Aether while it implements its mortgage-backed securities strategy.  The compensation committee has the authority to issue to grant options and issue restricted stock pursuant to Aether’s 1999 Equity Incentive Plan and the 2002 Acquisition Incentive Plan.  In 2004, we did not issue any options or grant any restricted stock to our executive officers or directors.

In addition, the compensation committee believes it is important for Aether’s directors to own stock in the company.  At the recommendation of the compensation committee and at the discretion of the board of directors, the non-employee directors may receive stock options for their service on the board of directors.  In 2002, each director received a grant of 100,000 stock options, which vest over a period of three or four years.  No options were granted to our directors in 2003 or 2004 because the compensation committee believed the options that vest each year are sufficient to promote Aether’s interest in its directors owning stock.  In the future, the compensation committee may decide to make additional grants of stock options to Aether’s non-employee directors.

Other Compensation.  In addition to the compensation discussed above, Aether also provides its employees, including the named executive officers, with customary benefits that the compensation committee believes are required to attract and retain qualified personnel. These include payment or subsidy of premiums associated with health, disability and life insurance, along with matching contributions pursuant to Aether’s 401K plan.

Chief Executive Officer’s Compensation.  In June 1999, Aether entered into an employment contract with Mr. Oros. The initial term of this agreement expired in June 2002 and is automatically extended for additional one month increments until terminated by Aether or Mr. Oros on 15 days advance notice.  The compensation committee believes it is in the best interests of Aether and its stockholders to continue to renew Mr. Oros’ employment agreement and compensate Mr. Oros pursuant to the terms of this agreement.  Mr. Oros’ employment agreement provides for a base salary of $200,000 per year, a performance bonus of up to $100,000 per year, and additional bonuses based on annual revenue targets.  It is the compensation committee’s view that the relationship between the terms of Mr. Oros’ employment agreement and Aether’s performance is appropriate and serves stockholders’ interests.

In 2004, Mr. Oros received a base salary of $200,000 in cash in accordance with the terms of his employment contract.  He also received certain employee benefits, such as life insurance coverage of $300,000, short- and long-term disability insurance, business travel accident insurance, health insurance and a 401(k) match, all of which were consistent with benefits offered to all other Aether employees.  Mr. Oros requested that he not receive a cash bonus or a stock option grant in 2004.  The compensation committee chose to honor this request because Mr. Oros is already one of Aether’s largest stockholders and his financial well-being is therefore directly tied to Aether’s performance as reflected in the price per share of its common stock.  The compensation committee believes that Mr. Oros’ total compensation for 2004 was reasonable and appropriate based upon Aether’s results of operations and the successful transition of its operations to its mortgage-backed securities strategy and will continue to monitor his overall compensation to ensure that it supports the achievement of Aether’s future goals and objectives as outlined by the board of directors.  Going forward, the compensation committee or Mr. Oros may seek to renegotiate the terms of Mr. Oros’ employment agreement to take into consideration Aether’s focus on its mortgage-backed securities business.

Our employment arrangements with Mr. Oros and Mr. Reymann provide for certain severance payments in cases where employment is terminated without cause or as a result of a change of control (as that term is defined in the employment agreement of each of them).  The compensation committee has determined that the costs associated with these severance arrangements are reasonable and do not place an undue burden on Aether.

Compensation Deduction Limit.  Section 162(m) of the Internal Revenue Code generally limits the compensation that a corporation can deduct for payments to a chief executive officer and the four other most highly compensated executive officers to $1 million per officer per year.  However, compensation that is “performance-based,” as defined by Section 162(m), is exempt from this limitation on deductibility.  Option exercises are typically deductible under the “performance-based” exemption if the option is granted with an exercise price at or above the market price when granted. The compensation committee has designed Aether’s compensation programs to preserve the tax deductibility of the compensation paid to senior executive officers under section 162(m), while at the same time providing Aether’s executive officers with incentives to work with Aether and enhance its value.  The compensation committee may, however, also award compensation that is not exempt from the limitations on deductibility under section 162(m) where it believes such compensation is in the best interests of Aether and its stockholders, balancing tax efficiency with long-term strategic goals.

Summary

The compensation committee is committed to continually reviewing our compensation philosophy and programs to ensure that they are meeting our objectives of providing compensation that attracts and retains our executive officers and encourages them to achieve Aether’s business goals.

This report shall not be deemed incorporated by reference in any document previously or subsequently filed with the SEC that incorporates by reference all or any portion of this Annual Report on Form 10-K/A, unless this report is specifically incorporated by reference.

COMPENSATION COMMITTEE OF THE
BOARD OF DIRECTORS

J. Carter Beese, Jr.
Jack B. Dunn, IV
Edward J. Mathias

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has ever been an officer or employee of Aether or any of its subsidiaries.  None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Director Compensation

Non-employee directors receive $5,000 for each board meeting they attend, reimbursement for reasonable travel expenses relating to attendance at board meetings and discretionary grants of stock options.  Audit committee members receive $2,000 for each audit committee meeting they attend, and Mr. Brady, as chairman of the audit committee, receives a $7,500 annual retainer.  In the discretion of the board of directors, the non-employee directors may receive stock options for their service on the board.  In 2002, each director received a grant of 100,000 stock options, of which 25,000 vested in June 2003 and 25,0000 vested in June 2004, with the remainder to vest in equal installments in June 2005 and June 2006, except for the unvested options issued to Mr. Semans, all of which will vest in 2005.  No options were granted to our directors in 2003 or 2004.  Directors who are employees of Aether do not receive cash compensation for their services as directors or as members of committees.

The compensation committee and the board of directors intend to review during calendar year 2005 the level of director compensation in light of the implementation of the mortgage-backed securities strategy and expect to make a determination of whether additional or different compensation is appropriate.

Stock Performance Chart

We are required to provide a comparison of the cumulative total stockholder return on our common stock with that of a broad equity market index and either a published industry index or a peer group index.

The following graph provides a comparison of the cumulative total stockholder return on Aether’s common stock since December 31, 1999 with the cumulative total return of the Nasdaq Market Index and the Bloomberg REIT Mortgage Index, or the BBG REIT Mortgage Index, a published industry index of real estate investments trusts engaged in the business of mortgage investment.  As a result of the Company’s change in business strategy during the year to owning and managing a portfolio of mortgage-backed securities, we believe that comparing our performance with the BBG REIT Mortgage Index would be more meaningful for our stockholders and therefore have changed our index for 2004 to the BBG REIT Mortgage Index.  However, for comparative purposes, we have also included the Business Software Services Index prepared by Media General Financial Services, a peer group index, which we used in our performance chart for 2003.

	1999	2000	2001	2002	2003	2004
AETHER SYSTEMS, INC.	$100.00	$54.62	$12.84	$5.25	$6.63	$4.66
BUSINESS SOFTWARE SERVICES INDEX	$100.00	$70.93	$53.61	$36.63	$48.83	$52.74
NASDAQ MARKET INDEX	$100.00	$62.85	$50.10	$34.95	$52.55	$56.97
BBG REIT MORTGAGE INDEX	$100.00	$110.82	$207.94	$255.68	$337.30	$427.46

This graph assumes that $100 was invested on December 31, 1999 in Aether’s common stock and in each of the above indices with reinvestment of any dividends.  The cumulative total returns indicated in the graph are not necessarily indicative and are not intended to suggest future cumulative total returns.

This graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Aether under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of our common stock as of April 15, 2005, as to:

•             each of our directors and named executive officers individually;

•             all our directors and executive officers as a group; and

•             each person (or group of affiliated persons) known by us to own beneficially more than 5% of our outstanding common stock.

For the purposes of calculating percentage ownership as of April 15, 2005, 44,007,654 shares were issued and outstanding and, for any individual who beneficially owns shares of restricted stock that will vest or shares represented by options that are or will become exercisable within 60 days of April 15, 2005, those shares are treated as if outstanding for that person, but not for any other person. In preparing the following table, we relied upon statements filed with the SEC by beneficial owners of more than 5% of the outstanding shares of our common stock pursuant to Section 13(d) or 13(g) of the Securities Act of 1934, unless we knew or had reason to believe that the information contained in such statements was not complete or accurate, in which case we relied upon information which we considered to be accurate and complete. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o Aether Systems, Inc., 621 E. Pratt Street, Suite 601, Baltimore, Maryland 21202.

	Beneficial Ownership of Shares
Name and Address	Number	Percent
Directors and executive officers:
David S. Oros(1)	5,474,143	12.2%
David C. Reymann(2)	165,250	*
J. Carter Beese, Jr.(3)	239,302	*
James T. Brady(4)	52,500	*
Jack B. Dunn IV(5)	50,000	*
Edward J. Mathias(6)	87,700	*
Truman T. Semans(7)	115,317	*
George P. Stamas(8)	141,868	*
Michael S. Mancuso	(9)	(9)
Frank E. Briganti	(10)	(10)
All directors and named executive officers as a group (10 Persons)	6,326,080	13.9%

5% stockholders:
Amaranth, L.L.C.(11)	3,678,438	8.4%
One American Lane Greenwich, CT 06831
NexGen Technologies, L.L.C	3,326,757	7.6%
Telcom-ATI Investors, L.L.C	2,902,027	6.6%
211 N. Union St., Suite 300 Alexandria, VA 22314
Dimensional Fund Advisors Inc.(12)	3,271,469	7.4%
1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401
CCM Master Qualified Fund, Ltd.(13)	2,154,338	4.9%
One North Wacker Drive, Suite 4725 Chicago, IL 60606

*                                         Less than 1%.

(1)               Includes 3,326,757 shares of common stock owned by NexGen Technologies, L.L.C. over which Mr. Oros exercises voting and investment control by virtue of his position as managing member of NexGen. Also includes exercisable warrants to purchase 812,500 shares of common stock and exercisable options to purchase 80,600 shares of common stock.

(2)               Includes exercisable warrants to purchase 5,416 shares of common stock and exercisable options to purchase 120,834 shares of common stock.

(3)               Includes exercisable options to purchase 98,600 shares of common stock. Excludes 3,326,757 shares of common stock owned by NexGen, in which Mr. Beese has a currently exercisable option to become a non-managing member.

(4)               Includes exercisable options to purchase 50,000 shares of common stock.

(5)               Includes exercisable options to purchase 50,000 shares of common stock.

(6)               The address for Mr. Mathias is c/o The Carlyle Group, 1001 Pennsylvania Avenue, NW, Washington, DC 20004. Includes exercisable options to purchase 50,000 shares of common stock, 19,000 shares of common stock held indirectly in a retirement account and 4,700 shares of common stock held as custodian for Ellen Mathias.

(7)               Includes 30,000 shares of common stock held jointly by Mr. Semans and his wife, and 18,650 shares of common stock held by the Semans Scholarship Fund at the Lawrenceville School at which Mr. Semans is a trustee emeritus. Includes exercisable options to purchase 66,667 shares of common stock.

(8)               Includes exercisable options to purchase 85,600 shares of common stock.

(9)               Mr. Mancuso’s position was terminated in connection with the sale of the Mobile Government segment in 2004, and he is no longer employed by Aether.  Accordingly, as of August 4, 2004, the latest date on which Aether has information regarding Mr. Mancuso’s beneficial ownership, Mr. Mancuso beneficially owned 25,854 shares of common stock. Such amount excludes options that vested in connection with the sale of the Mobile Government segment and expired unexercised.

(10)         Mr. Briganti’s position was terminated in connection with the sale of the Transportation segment in 2004, and he is no longer employed by Aether.  Accordingly, as of August 4, 2004, the latest date on which Aether has information regarding Mr. Briganti’s beneficial ownership, Mr. Briganti beneficially owned 11,200 shares of common stock. Such amount excludes options that vested in connection with the sale of the Transportation segment and expired unexercised.

(11)         Based solely on reports filed with the SEC as of February 2, 2005. Includes 3,678,438 shares beneficially owned by Amaranth, L.L.C., or Amaranth, Amaranth Advisors, L.L.C., the investment manager of Amaranth, and Nicholas M. Manounis, the managing member of Amaranth Advisors, L.L.C.

(12)         Based solely on reports filed with the SEC as of February 9, 2005. Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are called the Investment Group. In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the securities described in this schedule that are owned by the Investment Group, and may be deemed to be the beneficial owner of the shares of our common stock held by the Investment Group. All securities reported in this schedule are owned by the Investment Group, and Dimensional disclaims beneficial ownership of such securities.

(13)         Based solely on reports filed with the SEC as of February 8, 2005. Includes 2,154,338 shares beneficially owned by CCM Master Qualified Fund, L.L.C., or CCM, Coghill Capital Management, L.L.C., or Coghill Management, which serves as the investment manager of CCM, and Clint D. Coghill who is the managing member of Coghill Management.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 5 of Part II of this Annual Report on Form 10-K/A for information regarding securities authorized for issuance under equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 2002, we have engaged in the following transactions or there are currently proposed transactions with the following persons:

•                  directors or executive officers;

•                  beneficial owners of 5% or more of Aether’s common stock;

•                  immediate family members of the above; and

•                  entities in which the above persons have substantial interests.

Since the middle of 2000, Huber Oros & Company, LLC, or Huber Oros, has been the administrative agent of our corporate benefits program.  Matthew Oros, the chief executive officer and founder of Huber Oros, is the brother of David S. Oros, our Chairman and Chief Executive Officer.  Huber Oros billed Aether $108,000 in agency fees in 2004, which is based on a percentage of the total claims processed by Huber Oros on behalf of Aether during 2004.

During 2004, Aether paid the last $100,000 installment of a total $300,000 pledge to the University of Maryland Foundation, which is a charitable organization affiliated with the University of Maryland.  Aether committed to make this contribution in 2001, and the first two $100,000 installments were paid in 2001 and 2002.  Our Chief Executive Officer is currently a member of the Foundation’s board of directors, which he joined in 2002.

Since the middle of 2003, Kirkland & Ellis LLP has been Aether’s outside legal counsel.  George P. Stamas, a director of Aether, is a partner in the law firm of Kirkland & Ellis LLP. During 2004, Kirkland & Ellis LLP billed Aether approximately $2.1 million.  The vast majority of these fees were incurred in connection with the evaluation of a range of strategic options, as well as the disposition of the Mobile Government and Transportation segments.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered for Aether by KPMG LLP for the years ended December 31, 2004 and 2003 were:

	2004	2003
Audit Fees	$633,000	$695,000
Audit-Related Fees	495,000	262,000
Tax Fees	$255,000	141,000
All Other Fees	—	—
Total Fees	$1,383,000	$1,098,000

KPMG billed Aether $462,000 for professional services rendered for the annual audit for Aether’s consolidated financial statements, the quarterly reviews of the consolidated financial statements for fiscal year 2004 and the audit with respect to management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 and the effectiveness of internal control over financial reporting as of December 31, 2004.  KPMG billed Aether $717,000 for professional services rendered for the annual audit for Aether’s consolidated financial statements, and the quarterly reviews of the consolidated financial statements for fiscal year 2003.

The aggregate fees billed for all audit-related services rendered by KPMG for the years ended December 31, 2004 and 2003 (see chart above under heading “Audit-Related Fees”) principally covered accounting consultations and audits and consultations in connection with the disposition of Aether’s wireless businesses.

The aggregate amount billed for all tax fees for the years ended December 31, 2004 and 2003 (see chart above under heading “Tax Fees”) principally covered tax planning, tax consulting and tax compliance services provided to Aether.

Aether does not use its independent auditor as its internal auditor.  Such internal audit services are provided by an unaffiliated third party.

No other professional services were rendered or fees were billed by KPMG for the most recent fiscal year or for the year ending December 31, 2003.

The audit committee has adopted policies and procedures for the pre-approval of the above fees.  All requests for services to be provided by KPMG are submitted to the audit committee.  Requests for all non-audit related services require pre-approval from the entire audit committee.  A schedule of approved services is then reviewed and approved by the entire audit committee at each audit committee meeting.

None of the hours expended on the audit engagement of KPMG were attributable to persons other than full-time, permanent employees of KPMG.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 2 to the report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2005.

AETHER SYSTEMS, INC.

By:	/s/ David S. Oros
DAVID S. OROS
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David S. Oros	Chairman and Chief	May 2, 2005.
DAVID S. OROS	Executive Officer

/s/ David C. Reymann	Chief Financial Officer	May 2, 2005.
DAVID C. REYMANN	(Principal Financial and Accounting Officer)

/s/ J. Carter Beese, Jr.	Director	May 2, 2005.
J. CARTER BEESE, JR.

/s/ James T. Brady	Director	May 2, 2005.
JAMES T. BRADY

/s/ George P. Stamas	Director	May 2, 2005.
GEORGE P. STAMAS

/s/ Jack B. Dunn, IV	Director	May 2, 2005.
JACK B. DUNN, IV

/s/ Edward J. Mathias	Director	May 2, 2005.
EDWARD J. MATHIAS

/s/ Truman T. Semans	Director	May 2, 2005.
TRUMAN T. SEMANS