Form 10-K/A
period 2004-12-31
AETHER SYSTEMS INC
filed 2005-05-05
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10–K/A

Amendment No. 3

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note to Amendment No. 3

The Company is filing this Amendment No. 3 to its Annual Report on Form 10-K/A for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 16, 2005 and amended and restated on April 12, 2005 and May 2, 2005.

This Amendment No. 3 restates in its entirety Amendment No. 2 to correct certain information in Item 14 of Part III.  The remainder of the information contained in the Form 10-K/A filed on May 2, 2005 is unchanged.

Explanatory Note to Amendment No. 2

On May 2, 2005, the Company filed Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 16, 2005 and amended and restated on April 12, 2005.

Amendment No. 2 restated in its entirety Amendment No. 1 to add the following information:

•      Part III of Form 10-K, which information was to have been incorporated by reference from Aether’s proxy statement for its 2005 annual meeting of stockholders.

The remainder of the information contained in the Form 10-K/A filed on April 12, 2005 was unchanged.

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

The audit committee has adopted policies and procedures for the pre-approval of the above fees.  All requests for services to be provided by KPMG are submitted to the chairman of the audit committee.  Requests for all non-audit related services require pre-approval from the chairman of the audit committee.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 3 to the report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2005.

AETHER SYSTEMS, INC.

By:	/s/ David S. Oros
DAVID S. OROS
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David S. Oros	Chairman and Chief	May 4, 2005.
DAVID S. OROS	Executive Officer

/s/ David C. Reymann	Chief Financial Officer	May 4, 2005.
DAVID C. REYMANN	(Principal Financial and Accounting Officer)

/s/ J. Carter Beese, Jr.	Director	May 4, 2005.
J. CARTER BEESE, JR.

/s/ James T. Brady	Director	May 4, 2005.
JAMES T. BRADY

/s/ George P. Stamas	Director	May 4, 2005.
GEORGE P. STAMAS

/s/ Jack B. Dunn, IV	Director	May 4, 2005.
JACK B. DUNN, IV

/s/ Edward J. Mathias	Director	May 4, 2005.
EDWARD J. MATHIAS

/s/ Truman T. Semans	Director	May 4, 2005.
TRUMAN T. SEMANS