Form 10-Q
period 2005-03-31
AETHER SYSTEMS INC
filed 2005-05-10
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2005

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

As of May 3, 2005, 44,008,946 shares of the Registrant’s common stock, $.01 par value per share, were outstanding.

AETHER SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

INDEX

PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS
Condensed consolidated balance sheets as of March 31, 2005-unaudited and December 31, 2004
Condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2005 and 2004-unaudited
Condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004-unaudited
Notes to the unaudited condensed consolidated financial statements
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4:	CONTROLS AND PROCEDURES
PART II:	OTHER INFORMATION
ITEM 1:	LEGAL PROCEEDINGS
ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3:	DEFAULTS UPON SENIOR SECURITIES
ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5:	OTHER INFORMATION
ITEM 6:	EXHIBITS

PART I—FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

AETHER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2005	December 31, 2004
	(Unaudited)

ASSETS
Cash and cash equivalents	$24,669	$60,723
Mortgage-backed securities, at fair value	434,358	62,184
Interest receivable	1,510	356
Prepaid expenses and other assets	1,965	4,124
Restricted cash	8,832	8,832
Property and equipment, net	259	367
Total assets	$471,593	$136,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$3,694	$3,494
Forward purchase obligations	318,068	—
Repurchase agreements	19,443	—
Accrued employee compensation and benefits	100	186
Accrued restructuring	14	259
Accrued interest payable	12	—
Other long term liabilities	2,057	2,057
Total liabilities	343,388	5,996

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 44,000,821 and 43,963,963 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	440	440
Additional paid-in capital	2,593,069	2,592,977
Accumulated deficit	(2,463,276)	(2,462,611)
Unrealized loss on investments available for sale	(2,028)	(216)
Total stockholders’ equity	128,205	130,590

Commitments and Contingencies
Total liabilities and stockholders’ equity	$471,593	$136,586

See accompanying notes to Condensed Consolidated Financial Statements.

AETHER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2005	2004

Interest income from MBS portfolio	$808	$—
Interest expense from MBS portfolio	12	—
Net interest income from MBS portfolio	796	—

Operating expenses:
Selling, general and administrative	1,783	3,286
Depreciation	49	628
Stock compensation expense	76	422
Other income	(188)	(30)
Restructuring charge	(7)	415
Total operating expenses	1,713	4,721
Operating loss	(917)	(4,721)
Interest income from other than MBS portfolio	269	1,354
Interest expense from subordinated notes	—	(2,604)
Investment gain (loss), including impairments, net	(10)	557
Loss from continuing operations	(658)	(5,414)
Loss from discontinued operations	—	(3,836)
Gain on sale of discontinued operations	—	18,396
Net income (loss)	$(658)	$9,146
Other comprehensive income (loss):
Foreign currency translation adjustment	$—	$(3,883)
Unrealized holding gains (losses) on investments available for sale	(1,812)	669
Comprehensive income (loss)	$(2,470)	$5,932

Net loss per share-basic and diluted from continuing operations	$(0.01)	$(0.13)
Net loss per share-basic and diluted from discontinued operations	—	(0.09)
Gain on sale of discontinued operations	—	0.43
Net income (loss) per share-basic and diluted	$(0.01)	$0.21

Weighted average shares outstanding—basic and diluted	43,991	43,273

See accompanying notes to Condensed Consolidated Financial Statements.

AETHER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net loss from continuing operations	$(658)	$(5,414)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation	49	628
Amortization of loan fees	—	280
Amortization of premiums on mortgage-backed securities	43	—
Stock compensation expense	76	422
Investment gains	—	(557)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(212)	596
(Increase) decrease in prepaid expenses and other assets	2,159	(3,688)
Increase (decrease) in accrued expenses and accrued employee compensation and benefits	114	(1,014)
Increase (decrease) in interest payable	12	(2,324)
Decrease in restructuring reserve and other long term liabilities	(245)	(671)
Net cash provided by (used in) operating activities from continuing operations	1,338	(11,742)
Net cash provided by discontinued operations	—	2,318
Net cash provided by (used in) operating activities	1,338	(9,424)

Cash flows from investing activities:
Sales and maturities of investments available for sale	—	82,437
Purchases of mortgage-backed securities	(60,565)	(85,978)
Principal payments from mortgage-backed securities	3,662	—
Purchases of property and equipment, net	59	(4)
Sales of long-term investments	—	468
Sale of EMS segment	—	16,494

Net cash provided by (used in) investing activities	(56,844)	13,417

Cash flows from financing activities:
Decrease in restricted cash	—	1,972
Proceeds from repurchase agreements	19,443	—
Exercise of options and warrants	9	1,408

Net cash provided by financing activities	19,452	3,380

Net increase (decrease) in cash and cash equivalents	(36,054)	7,373
Cash and cash equivalents, at beginning of period	60,723	26,222

Cash and cash equivalents, at end of period	$24,669	$33,595
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$4,647

Supplemental disclosure of non-cash investing and financing activities:

In January 2004, in connection with the sale of the Enterprise Mobility Solutions segment, the Company received common stock of TeleCommunication Systems, Inc. and a note receivable with estimated fair values of $1.1 million and $1.0 million, respectively.

For the three months ended March 31, 2005 and 2004, the Company recorded adjustments to unrealized holding gains (losses) of approximately ($1.8 million) and $669,000, respectively, associated with its investments available for sale. These amounts have been reported through changes in stockholders’ equity.

See accompanying notes to Condensed Consolidated Financial Statements.

AETHER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, DESCRIPTION OF THE BUSINESS, AND BASIS OF PRESENTATION

(a) ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Aether Systems, Inc. (the “Company” or “Aether”) was originally formed in January 1996.  The Company’s principal business activity is the investment in mortgage-backed securities (“MBS”) as discussed in Note 3 below.

During 2004, the Company sold the operations of its discontinued Enterprise Mobility Solutions (“EMS”), Transportation and Mobile Government segments.  The financial statements for all periods presented have been restated to present the results of operations of the Company’s EMS, Transportation and Mobile Government segments as discontinued operations, as discussed in Note 10 below.

Aether’s continuing operations consist of a single business segment – the MBS business.

(b) BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  The Condensed Consolidated Balance Sheet as of March 31, 2005 and the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three months ended March 31, 2005 and 2004, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004, have been prepared by the Company, without audit.  In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the Condensed Consolidated Financial Statements. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the operating results for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading.  These Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments purchased with original maturities of three months or less and certificates of deposit.  Cash and cash equivalents consisted of the following:

(in thousands)	MARCH 31, 2005	DECEMBER 31, 2004
Cash	$12,245	$11,468
Money market accounts	11,256	9,703
U.S. Government Agency-sponsored securities	—	38,384
Certificates of deposit	1,168	1,168
Total	$24,669	$60,723

(b) INVESTMENTS AVAILABLE FOR SALE INCLUDING MORTGAGE-BACKED SECURITIES (“MBS”)

Investments available for sale consist of highly liquid investments in U.S. Government Agency-sponsored securities with original maturities greater than one year.

The Company currently invests in MBS representing interests in or obligations backed by pools of mortgage loans.  Acquisitions of existing MBS are recorded on the trade date.  Purchases of newly formed or To Be Annouced (TBA) MBS are recorded when all significant uncertainties regarding the characteristics of the securities are removed.  Realized gains and losses on such transactions are determined on the specific identification basis.

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

Interest income is accrued based on the outstanding principal amount of the securities and their contractual terms.  Premiums and discounts associated with the purchase of the securities are amortized to interest income over the lives of the securities using the interest method in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.  Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds, and current market conditions.

(c) STOCK OPTIONS AND WARRANTS

The Company accounts for equity-based employee compensation arrangements in accordance with the provisions of Accounting Principle Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FIN 44 “Accounting for Certain Transactions Involving Stock Compensation.” Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price.   SFAS No. 123 Accounting for Stock Based Compensation established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above for employee awards, and has adopted only the disclosure requirements of SFAS No. 123.  The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards:

	Three Months Ended March 31,
(in thousands)	2005	2004
Net loss from continuing operations, as reported	$(658)	$(5,414)
Add stock-based employee compensation expense included in reported net loss from continuing operations	76	422
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	(101)	(667)

Pro forma net loss from continuing operations	$(683)	$(5,659)

Pro forma net loss per share from continuing operations	$(0.02)	$(0.13)

Weighted average shares outstanding	43,991	43,273

(d) USE OF ESTIMATES

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

(e) DEFERRED TAX ASSETS

The Company has deferred tax assets as a result of accumulated operating and capital losses.  The Company will only be able to realize value from the accumulated operating losses if it becomes profitable and from the accumulated capital losses, only to the extent it can generate capital gains.  In addition, its ability to realize value from these accumulated losses is subject to various risks and uncertainties, including regulations that, under certain circumstances, may limit the Company’s ability to use these net losses to reduce future taxes that it might otherwise owe.  Management believes that as a result of its change in strategic direction, the Company will achieve profitable operations in future periods.  However, the Company presently does not have sufficient objective evidence to support management’s belief and, accordingly, maintains a full valuation allowance for its net deferred tax assets as required by generally accepted accounting principles.

Under federal and state tax laws, the Company may use its accumulated losses to substantially reduce the income taxes it otherwise would have to pay on future taxable income.  As a result, the Company could have little or no income tax liability for a period of time.  As of March 31, 2005, the Company had accumulated federal net operating losses totaling approximately $778.1 million that it can “carry forward” as potential tax deductions until they expire between 2011 and 2025.  In addition, the Company has accumulated capital losses of approximately $245.6 million that it can “carry forward” as potential tax deductions (but only against net capital gains) until they expire between 2005 and 2010.

(f) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, titled “Share-Based Payments” (“Statement No. 123R”).  Statement No. 123R requires that share-based payments, such as grants of stock options, restricted shares, and stock appreciation rights, be measured at fair value and reported as expense in a company’s financial statements over the requisite service period.  The Company periodically issues share-based payments to employees under its compensation programs and has elected to make pro forma disclosures under the current accounting guidance.  The Company is required to adopt Statement No. 123R for the quarter beginning January 1, 2006.  Beginning in that quarter, the Company will recognize expense over the service period for the fair value of all grants issued after January 1, 2006, as well as expense attributable to the remaining service period for all prior grants that have not fully vested by that date.  At this time, the Company does not expect the effect of adopting Statement No. 123R to be significantly different from the impact on net earnings reported under the disclosure provisions of the existing accounting literature.

(3) MORTGAGE-BACKED SECURITIES, AT FAIR VALUE

As of March 31, 2005, the Company owned four Federal National Mortgage Association (FNMA) 3/1 hybrid adjustable-rate MBS.  Additionally, the Company has entered into forward purchase contracts to acquire newly formed or TBA 3/1 and 5/1 hybrid adjustable-rate MBS with an aggregate face value of approximately $315.0 million.  These trades will settle in April and May 2005 and the Company intends to enter into repurchase agreements to fund the purchases.

The hybrid adjustable-rate MBS are characterized by periodic caps on the interest rates on the underlying mortgages (generally, rate adjustments are limited to 2% every twelve months following the initial rate adjustment) as well as lifetime caps.

The tables below summarize the Company’s MBS portfolio, which included existing FNMA positions and forward purchase commitments as of March 31, 2005:

(in thousands)	Existing FNMA Securities	TBA Forward Purchase Commitments	Total MBS
MBS, gross	$118,020	$315,000	$433,020
Unamortized premium	1,233	2,124	3,357
Amortized cost	119,253	317,124	436,377
Net unrealized losses	(1,207)	(812)	(2,019)
Estimated fair value	$118,046	$316,312	$434,358

(in thousands)	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
Hybrid 3/1 adjustable-rate MBS	$360,815	$(2,019)	$358,796
Hybrid 5/1 adjustable-rate MBS	75,562	—	75,562
Total	$436,377	$(2,019)	$434,358

The tables below summarized the MBS portfolio, which included two existing FNMA positions as of December 31, 2004:

(in thousands)
MBS, gross	$61,680
Unamortized premium	714
Amortized cost	62,394
Net unrealized losses	(210)
Estimated fair value	$62,184

Unrealized losses are included as a component of other comprehensive income in stockholders’ equity.

(in thousands)	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
Hybrid 3/1 adjustable-rate MBS	$62,394	$(210)	$62,184
Fixed Rate	—	—	—
Total	$62,394	$(210)	$62,184

The following table shows the fair value and gross unrealized losses of the Company’s MBS, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2005:

	Less Than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Existing FNMA securities	$118,046	$(1,207)	$118,046	$(1,207)
TBA forward purchase commitments	316,312	(812)	316,312	(812)
Total	$434,358	$(2,019)	$434,358	$(2,019)

The Company acquired the existing FNMA securities within the past seven months.  These securities are currently in an unrealized loss position because changes in interest rates have reduced their market value.  FNMA guarantees the timely payment of principal and interest on the MBS.  The Company does not consider these unrealized losses other-than-temporary because it has the ability and the intent to hold the investments for a period of time sufficient for a market price recovery to recover the losses.

Interest income for the first quarter of 2005 is as follows:

Three Months Ended March 31,
(in thousands)	2005
Interest earned on MBS	$639
Less: MBS premium amortization	(43)
Interest earned on U.S. Government Agency-sponsored securities	215
Less: Custodian fees	(3)
Interest income from MBS portfolio	$808

(4) FORWARD PURCHASE OBLIGATIONS

During February and March 2005, the Company entered into forward purchase contracts representing commitments to purchase MBS in March, April and May 2005 with an estimated aggregate face value of $375.0 million.  A trade for $60.0 million of those forward purchase contracts settled on March 23, 2005 and the Company entered into a repurchase agreement to fund a portion of that purchase.  The settlements of the remaining forward purchase contracts of $240.0 million and $75.0 million are scheduled for April 25, 2005 and May 23, 2005, respectively.   At settlement, the Company intends to enter into repurchase agreements to fund the majority of these purchases.  As of March 31, 2005, the Company had $318.1 million of forward purchase obligations related to the contracts that will settle on April 25, 2005 and May 23, 2005.  The amount accrued includes the aggregate face value of $315.0 million plus premium and accrued interest.

(5) REPURCHASE AGREEMENTS

During March 2005, the Company borrowed $19.4 million from Daiwa Securities America, Inc. through a 33-day repurchase agreement to fund the purchase of an MBS with a face value of $20.0 million.  The MBS serves as collateral on the repurchase agreement.  The repurchase agreement accrued interest at a rate of 2.83% and matured on April 25, 2005 at which point it was renewed.

(6) RESTRUCTURING CHARGES

The Company recorded charges to earnings from continuing operations during the first quarter of 2004 of approximately $415,000.  The charges included employee separation benefits of approximately $245,000 and facility closure and other costs of approximately $170,000.  Calculation of the restructuring accrual related to expected losses on subleases requires the Company to make estimates concerning: (1) the expected length of time to sublease the facility; (2) the expected rental rates on subleases; and, (3) estimated brokerage expenses associated with executing the sublease.  The Company used the assistance of independent real estate brokerage firms in developing these estimates and the Company’s estimates may be impacted by future economic trends.  The expected losses on subleases have not been discounted.  If the actual results differ from the Company’s estimates, or as management’s best estimates change from quarter to quarter, based on the latest information, the Company is required to adjust its restructuring accrual related to facilities, including recording additional losses.  These changes in assumptions are reflected in the table below as adjustments.

The Company had net restructuring income of approximately $7,000 during the first quarter of 2005 which primarily related to the adjustment of amounts previously accrued.

A rollforward of the restructuring accrual is as follows:

(in thousands)	Employee Separation Benefits	Facility Closure Costs and Other	Total
Restructuring liability as of December 31, 2004	68	191	259

2005 Restructuring:
Charges to continuing operations	—	(7)	(7)
Cash payments and other	(68)	(170)	(238)
Restructuring liability as of March 31, 2005	$—	$14	$14

(7) DEBT

On October 4, 2004, the Company repurchased the remainder of its outstanding 6% convertible subordinated notes due in March 2005.

(8) RELATED PARTY TRANSACTIONS

Through February 2005, the Company received benefit coordination services from Huber Oros, which was considered a related party because an owner of Huber Oros is related to a member of the Company’s senior management.  During February 2005, Huber Oros was acquired by an unrelated entity and the former related party did not retain any ownership interest in the acquiring entity.  For the quarters ended March 31, 2005 and 2004, expenses related to Huber Oros were approximately $4,000 and $38,000, respectively.  As of March 31, 2005 and December 31, 2004, there were no outstanding payables due to Huber Oros.

The Company receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at that firm is a member of the Company’s Board of Directors.  For the quarters ended March 31, 2005 and 2004, expenses related to Kirkland & Ellis LLP were approximately $261,000 and $574,000, respectively.  As of March 31, 2005 and December 31, 2004, the Company had outstanding payables due to Kirkland & Ellis LLP of approximately $93,000 and $0, respectively.

(9) COMMITMENTS AND CONTINGENCIES

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

(b) GUARANTEES

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

The Company has guaranteed the payment of assigned leases on properties related to discontinued operations.  The maximum aggregate guarantee on these properties is approximately $467,000.

As of March 31, 2005, $7.9 million of the Company’s certificates of deposits were held on deposit to collateralize an irrevocable standby letter of credit that was put in place when its Mobile Government segment entered into a sales agreement with Hamilton County, Ohio to provide an automated field reporting solution and real time wireless data infrastructure under a sales agreement.  The letter of credit provides collateral assurance of performance under the sales agreement.  The terms of the sales agreement and the standby letter of credit state that Hamilton County can only draw on the letter of credit after (1) completing the internal dispute resolution process set forth in the sales agreement and (2) providing notice to Mobile Government of its intent to declare a default under the sales agreement and proceed against the letter of credit.  A draw of the funds under the letter of credit is subject to the limitations of liability contained in the sales agreement.  The letter of credit is required to remain in place through the earlier of the end of the warranty period or December 31, 2006.  The amount of the letter of credit can be reduced by 25% at the end of the third calendar month of the warranty period as long as certain conditions are met.

Although Mobile Government was sold to BIO-Key International, Inc. on September 30, 2004, the Company agreed to maintain the $7.9 million letter of credit with Hamilton County.  In consideration of this arrangement, and to assure the Company’s reimbursement of any amounts that Hamilton County collects by drawing on the letter of credit as a result of a default by the buyer, BIO-Key has provided the Company with a $1.0 million cash escrow and a $6.9 million subordinated secured promissory note (the “BIO-Key Note”).  The Company is entitled to retain the $1.0 million and to demand payment under the BIO-Key Note if Hamilton County draws on the letter of credit.  The BIO-Key Note is secured by a second lien on substantially all of BIO-Key’s assets.  The lien is subordinated to $5.0 million of senior secured debt held by certain of BIO-Key’s lenders.  The Company has recorded a liability of approximately $308,000 (included as part of Other Long-term Liabilities) representing the fair value of its guarantee in accordance with FIN 45.  As of March 31, 2005, the Company does not anticipate any additional losses from this arrangement.

Additionally, the Company is maintaining the facility lease for the Mobile Government headquarters in Massachusetts and sub-leasing it to BIO-Key.  As a condition to consenting to the sublease, the landlord required the Company to maintain a $749,000 letter of credit to the landlord securing performance under the lease.  BIO-Key has provided the Company with a $749,000 cash deposit that would be available if BIO-Key defaults on the sublease and the landlord draws on the Company’s letter of credit.  The total remaining payments under both the lease and the sublease are approximately $4.2 million.  Both expire in August 2008.

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

(10) SALES OF DISCONTINUED OPERATIONS

During 2004, the Company discontinued and sold its Enterprise Mobility Solutions (“EMS”), Transportation and Mobile Government segments.  The EMS sale occurred during the first quarter of 2004 and the following table provides the detail of the gain recognized during the first quarter of 2004 on that sale:

(in thousands)	EMS
Proceeds	$20,143
Expenses	(1,025)
Net assets	(722)
Gain on sale of discontinued operations	$18,396

The summary of operating results for the first quarter of 2004 from discontinued operations is as follows:

(in thousands)	EMS	Transportation	Mobile Government	Total
Net sales	$—	$7,707	$4,762	$12,469
Net loss from discontinued operations	$(481)	$(2,631)	$(724)	$(3,836)

The Company did not allocate any interest income or expense to its discontinued businesses.

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

The Company and Slingshot have held discussions about the disputed amounts but have not reached agreement on any of them.  While the Company strongly disagrees with Slingshot’s positions on these matters, if the disagreements cannot be resolved by agreement of the parties, they are required to be submitted (under the terms of the asset purchase agreement between the Company and Slingshot) to an independent accounting firm for final resolution.  At this time, the Company cannot predict whether the disagreements will be resolved consensually or what the results of any decision by an independent accounting firm are likely to be.  As of March 31, 2005, the Company had $967,000 in amounts due from Slingshot recorded on its balance sheet as “Prepaid expenses and other assets.”  If the Company is not successful in collecting this amount, it will have to write-off these assets with a future period charge to earnings.  In addition, if the Company does not prevail in its view of the appropriate working capital adjustment, it could be required to make a cash payment to Slingshot in the amount of the working capital shortfall which would also include a future period charge to earnings.

(11) SUBSEQUENT EVENT

On April 25, 2005 the Company settled the purchase of MBS with a face value of approximately $240.0 million related to a portion of its forward purchase contracts.  Concurrently, the Company borrowed $236.3 million through repurchase agreements with a weighted average interest rate of 3.02% to fund the majority of the purchase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

You should read the following description of our financial condition and results of operations in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q, as well as the Audited Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2004 contained in our 2004 Annual Report on Form 10-K/A.

In this discussion and analysis, we explain our financial condition and the results of our operations.  Before discussing our financial condition and financial results, we provide information about our MBS business:

•      We describe our business of investing in MBS;

•      We discuss important tax considerations relevant to our business and financial results; and

•      We discuss factors that affect the comparability of our financial results and condition from one period to the next.

We then review the results of our continuing operations for the three month period ended March 31, 2005.  We next discuss our liquidity and capital resources, and we conclude this discussion and analysis with a brief explanation of the material changes in our contractual obligations.

OVERVIEW

Mortgage-Backed Securities Strategy

We own and manage a portfolio of mortgage-backed securities and other short-term government agency investments.  Our investments are focused primarily on adjustable rate, residential mortgage-backed securities issued by the Federal Home Loan Mortgage Association (“FHLMC”), the Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association (“GNMA”).  Our earnings from these activities are expected to be the spread between the interest income we earn on the mortgage-backed securities we own, less the interest expense we incur to finance the purchase of such securities (to the extent we employ leverage), any gains or losses we recognize on the sale of securities and the other expenses of managing our business.  The expenses of managing our business include the management fee and the incentive fee we have agreed to pay our outside investment manager.  An important aspect of our strategy is to realize value, in the form of tax savings to the extent that we generate taxable income, from our accumulated tax loss carryforwards.

To assist in the management of our MBS business, we have retained outside professional financial and investment advisors with substantial experience in the MBS market and in managing a leveraged portfolio of MBS investments.  In June 2004, we engaged FBR Investment Management, Inc. (“FBR”) as our outside investment advisor for an initial term of one year to carry out the day-to-day management of the MBS portfolio, subject to oversight by our management and our Board of Directors and to investment policies adopted by our Board.  After June 2005, our agreement with FBR will continue in effect without a fixed term, but it may be terminated by either party on ninety days notice.  FBR currently manages a multi-billion dollar leveraged portfolio of mortgage-backed securities for one of its affiliates.  In addition, we have contracted with FinPro, Inc. (“FinPro”) to provide us with independent oversight of FBR and to assist us in developing, evaluating and managing our MBS strategy.  FinPro is an investment advisory and management consulting firm that specializes in providing financial advisory services to financial institutions.  FinPro has substantial experience in the MBS market and related markets.

The timing and amount of MBS purchases that we make, the level of leverage that we employ and the alternative investment strategies we explore depend upon market conditions, which we continuously monitor, the advice and recommendations of our outside professional investment and financial advisors, with whom we regularly confer, and applicable regulatory requirements.  In light of market conditions that existed during the second half of 2004 and into the first quarter of 2005, we limited our purchases of MBS to $63.8 million in securities (including purchase premiums) acquired pursuant to forward purchase contracts entered into during the third quarter of 2004 (settled in September and October 2004) and did not employ any leverage with respect to our MBS portfolio. Our position reflected our relative views of the total return we could achieve on our investments in MBS and the borrowing costs associated with leveraging those investments.

During the second half of the first quarter of 2005, in response to market conditions, we entered into forward purchase contracts representing commitments to purchase MBS with an estimated aggregate face value of $375.0 million.  On March 23, 2005 we settled a portion of those forward contracts and acquired two MBS positions with an aggregate face value of approximately $60.0 million.  In settling the March 23, 2005 purchases, we borrowed approximately $19.4 million by entering into a short-term repurchase arrangement.  On April 25, 2005, we settled another portion of the forward contracts and acquired six MBS positions with an aggregate face value of approximately $240.0 million.  In association with the April 25, 2005 settlement, we borrowed approximately $236.3 million by entering into additional short-term repurchase arrangements.  We will have to borrow additional funds through similar repurchase agreements to fund the purchase of the approximately $75.0 million forward contracts that are scheduled to settle on May 23, 2005.  While we expect to have sufficient funds to purchase the MBS securities using funding from one of the four financial institutions with which we have master repurchase agreements in place, these master repurchase agreements are not funding commitments.  If we are unable to secure necessary funds through repurchase agreements or otherwise, our financial condition and results could be adversely affected.  In addition, if we fail to obtain or to renew sufficient funding on favorable terms or at all, we may incur losses.

Our Board of Directors has authorized the investment of up to $100.0 million of our available cash in MBS and the leveraging of our invested cash between five and eight times.  As of March 31, 2005, we had invested $100.0 million in MBS and only borrowed $19.4 million through repurchase agreements.  Future MBS investments will need to be funded through the use of additional cash on hand to the extent such use is authorized by our Board, cash received in respect of principal repayments on MBS we own or from additional borrowings.  In April 2005, we used principal repayments of $3.6 million, together with borrowings under repurchase agreements of $236.3 million, to fund the settlement of the $240.0 million of forward purchase contracts.  We discuss our capital resources available to expand our MBS portfolio below under the heading “Liquidity and Capital Resources.”

In addition to expanding the MBS portfolio, we continued to streamline the infrastructure supporting the MBS business during the first quarter of 2005, including further reducing the size of our corporate staff to seven employees.  Because of certain transition costs associated with the implementation of our new business strategy, our operating expenses during the first quarter of 2005 were somewhat higher than we expect them to be in future quarters.  However, we expect that quarter-to-quarter changes in operating expenses will be much less significant in future quarters than they have been over the past two years.

Tax Considerations

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

In an effort to mitigate these risks, on May 4, 2005, we filed a registration statement and proxy statement on Form S-4 pursuant to which we will seek stockholder approval at our annual meeting for a reorganization in which Aether will become a wholly owned subsidiary of Aether Holdings, Inc., a newly formed Delaware corporation, and each share of Aether common stock will be exchanged for one share of common stock of Aether Holdings, Inc.  The sole purpose of the reorganization is to protect the long-term value to Aether of its substantial net operating loss and capital loss carryforwards, which will be accomplished by imposing restrictions on certain transfers of the common stock of Aether Holdings, Inc.

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

Raising additional capital will allow us to expand our MBS portfolio (both by investing that capital in MBS and borrowing additional amounts to leverage the newly raised capital).  In addition, to the extent we pursue additional or other business strategies, we could use such additional capital to expand these strategies.  If we are successful in implementing our MBS strategy, a larger portfolio should generate greater earnings, which would allow us to consume our tax loss carryforwards more quickly, thereby accelerating our realization of future tax savings.

As our business grows, we may conclude that it is more cost-efficient to hire additional employees with appropriate industry expertise than to continue paying fees to outside professionals.  In such event, we might reduce or eliminate third-party management of our MBS portfolio.  Over time, we also may expand our corporate staff to enhance various corporate functions, such as financial, legal and other administrative and compliance activities, to the extent our business grows and makes such additions necessary and cost-effective.

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

Comparability of Financial Results and Conditions

Our business has undergone significant change, and consequently our financial results and condition are difficult to compare from one period to the next.  We expect such period-to-period differences to continue to be significant over the next several quarters, until we have a full year of operations with our new business focus being fully implemented.

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

We are in the process of implementing our MBS strategy and building our portfolio, with the MBS business now being the focus of our operations.  Accordingly, there are significant changes from one quarter to the next in the amount of MBS investments we own , the amount of interest income we receive from those investments, and the amount of interest expense we pay (as we gradually leverage our MBS portfolio).  We expect these changes to remain significant into the second half of 2005 as, subject to market conditions, we continue to build our MBS business.

As a result of the sale of our mobile and wireless business and our transition to a focus on the MBS business, we no longer report revenue, cost of revenue or gross profit.  Instead, our income statement consists primarily of interest income and expense, realized and unrealized gains on transactions and selling, general and administrative expenses.  Our balance sheet now includes primarily cash and cash equivalents, investments, repurchase agreements (to the extent we borrow funds to leverage our MBS portfolio), interest receivable and payable and other less significant assets and liabilities, including the fair value of derivative instruments.  In addition, in October 2004 we repurchased the last outstanding portion of our 6% convertible subordinated notes due 2005.  Prior to this time, the interest expense on these notes ($154.9 million of which were outstanding during 2004) represented a material portion of our expenses.

Our MBS are classified as available for sale and are reported at fair value, based on market pricing estimates provided by independent pricing services and dealers who make markets in these financial instruments.  Any increases or decreases to market value are included in other comprehensive income on our Condensed Consolidated Statements of Comprehensive Income (Loss) and unrealized gains or losses are reported as a separate component of stockholders’ equity on our Condensed Consolidated Balance Sheets.  Unrealized losses on mortgage-backed securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in net income and the cost basis of the securities is adjusted.

As a result of these changes to our business and our operations, our financial statements for the first quarter of 2005 are markedly different from our financial statements for the first quarter of 2004.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies please see our Annual Report on Form 10-K/A for the year ended December 31, 2004.

OFF BALANCE SHEET ARRANGEMENTS

Other than the lease guarantees and the collateral assurance in support of BIO-Key’s performance obligations under the Hamilton County, Ohio project, as described in the Contractual Obligations section of this Report, we do not have any off-balance sheet arrangements.

COMPARISON OF RESULTS FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2004

RESULTS OF CONTINUING OPERATIONS

In this section, when we discuss the results of our operations, we will be talking about our MBS business, which we refer to as “continuing operations.”

Our business has changed significantly from the first quarter of 2004 to the first quarter of 2005.  In the first quarter of 2004, we sold our EMS segment and recognized a gain on the sale that resulted in net income for the quarter.  During that quarter, our operations included our Transportation and Mobile Government segments and the corporate infrastructure supporting those two segments.  We implemented our MBS business after the first quarter of 2004 and accordingly had no earnings related to that business during the first quarter of 2004.

Our results for the first quarter of 2005 include earnings on our MBS portfolio and the costs of our corporate infrastructure supporting that business.  Our earnings on our MBS portfolio were limited during the first quarter of 2005 because we only held two MBS positions during most of the quarter and did not begin to leverage our MBS portfolio until the end of the quarter.  Therefore, our results for the first quarter of 2005 are not indicative of what we expect our results to be in the future as we purchase additional MBS, grow our portfolio of MBS and leverage our holdings.  On March 23, 2005 we settled forward contracts to purchase MBS with an aggregate face value of $60.0 million, funding $19.4 million of the purchase through a repurchase agreement.  On April 25, 2005, we settled additional forward contracts with an aggregate face value of $240.0 million, funding $236.3 million of the purchase by entering into additional repurchase agreements.  We have additional forward contracts with an aggregate face value of $75.0 million that are scheduled to settle in May 2005, and we expect to fund the settlement primarily through additional repurchase agreements.

We will need to borrow additional funds to purchase the additional MBS underlying the remaining forward purchase contracts.  We plan to use repurchase agreements as our financing for such transactions.  Accordingly, our ability to satisfy our obligations under these forward contracts depends on our ability to enter into repurchase agreements in sufficient amounts and on favorable terms.  For a discussion of our capital resources available to fund additional MBS investments, see the discussion below under the heading “Liquidity and Capital Resources.”

Our operating expenses for the first quarter of 2005 are approximately two-thirds lower than they were in the first quarter of 2004, which reflects the reduced level of corporate infrastructure needed to support our MBS business.

Net Interest Income from MBS

Our MBS portfolio at the beginning of the first quarter of 2005 consisted of the two MBS securities that we purchased during the third quarter of 2004 and cash allocated to the MBS strategy that was invested in short-term U.S. Government Agency-sponsored cash equivalents.  In February of 2005, we entered into forward purchase contracts representing commitments to make future purchases of MBS with an aggregate face value of $375.0 million.  During March 2005, we used a combination of the cash equivalents allocated to the MBS strategy and approximately $19.4 million of funding from a repurchase agreement to settle two of the forward purchase contracts with an aggregate face value of $60.0 million.  The remaining forward purchase contracts (with an aggregate face value of $315.0 million) will settle during the second quarter of 2005.

During the first quarter of 2005, net interest earned on the MBS portfolio was as follows:

Three Months Ended March 31,
(in thousands)	2005
Interest earned on MBS	$639
Less: MBS premium amortization	(43)
Interest earned on U.S. Government Agency-sponsored securities	215
Less: Custodian fees	(3)
Interest income from MBS portfolio	$808
Less: Interest expense on repurchase agreement	(12)
Net interest income from MBS portfolio	$796

Interest Income from MBS Portfolio

Our interest income from MBS is net of amortization of premiums and varies primarily as a result of changes in interest rates and prepayment speeds.  Changes in both interest rates and prepayment speeds are uncertain and represent principal risks of our MBS strategy.  Prepayment speeds, as reflected by the Constant Prepayment Rate (“CPR”), and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty.  In general, as prepayment speeds on our MBS increase, related purchase premium amortization increases, thereby reducing the net yield on MBS.

The following table presents key metrics of our MBS, for the quarterly periods presented:

Quarter Ended	Weighted Average Coupon	Weighted Average CPR	Weighted Average Yield
September 30, 2004	3.93%	—%	3.88%
December 31, 2004	3.92%	7.3%	3.76%
March 31, 2005	4.01%	16.5%	3.64%

We believe that the CPR in future periods will depend, in part, on changes in and the level of market interest rates across the yield curve, with higher CPRs expected during periods of declining interest rates and lower CPRs expected during periods of rising interest rates.

Interest Expense on MBS Portfolio

During March 2005, we borrowed $19.4 million from Daiwa Securities America, Inc. through a repurchase agreement to fund the purchase of an MBS security with a face value of $20.0 million.  The MBS serves as collateral on the repurchase agreement.  The repurchase agreement accrued interest at a rate of 2.83% and matured on April 25, 2005 at which point it was renewed.  First quarter interest expense on the repurchase agreement was approximately $12,000.

Our interest expense will increase in April 2005 and future periods as we increase the leveraging of our portfolio through repurchase agreements.  Our interest expense will also be affected by changes in the interest rates charged on our short-term repurchase agreements, as more fully described under the heading “Interest Rate Risk” included in Item 3 of Part I of this Quarterly Report.

The following table presents key metrics of our repurchase agreement, for the first quarter of 2005:

Quarter Ended	Weighted Average Interest Rate	Weighted Average Days to Maturity
March 31, 2005	2.83%	25

Operating Expenses

Our operating expenses declined approximately 64% from the first quarter of 2004 to the first quarter of 2005, primarily due to the results of our restructuring efforts, in which we streamlined our organization and reduced our workforce.  As discussed below, we do not expect our operating expenses to continue to decline at the same rate in the future.

	Three Months Ended March 31,
(IN THOUSANDS)	2005	2004
Selling, general and administrative	$1,783	$3,286
Depreciation	49	628
Stock compensation expense	76	422
Other income	(188)	(30)
Restructuring charge	(7)	415
Total Operating Expenses	$1,713	$4,721

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist primarily of cash compensation and related costs for general corporate personnel, along with rent and general support costs.  These expenses also include the costs of outside professionals, including legal counsel, accountants and our investment advisors.

SG&A expenses decreased $1.5 million, or approximately 46%, from the first quarter of 2004 to the first quarter of 2005, as we streamlined our infrastructure to support the MBS business.  Of the decrease, approximately $733,000 was related to personnel reductions.  Other major components of the decrease include reductions in insurance, outside contractor services, professional fees, facility costs and telecommunications costs of approximately $177,000, $153,000, $143,000, $97,000 and $94,000, respectively.

Depreciation

Depreciation expense arises from fixed assets purchased for our operations.

Depreciation expense decreased approximately $579,000 from the first quarter of 2004 to the first quarter of 2005.  In transitioning from our mobile and wireless data businesses to our MBS business, we streamlined our infrastructure, which included disposing of fixed assets that were no longer needed to support our ongoing business.  Accordingly, we expect our depreciation expense to remain at a consistently lower level than it has been in the past.

Stock Compensation Expense

Stock compensation expense relates to the vesting of restricted shares granted to our employees, officers and directors.

Stock compensation expense decreased approximately $346,000 from the first quarter of 2004 to the first quarter of 2005, primarily due to the reduction in personnel.  In addition, stock compensation expense was unusually high in the first quarter of 2004 due to the acceleration of option vesting related to certain executives who departed from the Company during the first quarter of 2004.  For additional information about option grants and other equity awards, see Note 2 of the notes to the Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report.

Other Income

Other income primarily relates to the sale of fully depreciated fixed assets (such as computer equipment and furniture) that were taken out of service during our restructuring efforts associated with the transition to our MBS business.  Other income for the first quarter of 2005 and the first quarter of 2004 was approximately $188,000 and $30,000, respectively.

Restructuring Charge

On January 1, 2003, the Company adopted SFAS No. 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value.  The Company recorded a charge to earnings in the first quarter of 2004 of approximately $415,000.  Employee separation benefits of approximately $245,000 under the restructuring plan include severance, medical, and other benefits.  Facility closure and other costs of approximately $170,000 include expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.

The Company had net restructuring income of approximately $7,000 during the first quarter of 2005 which primarily related to the adjustment of amounts previously accrued for.  See Note 6 of the notes to the Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report.

Non-Operating Income (Expense)

	Three Months Ended March 31,
(IN THOUSANDS)	2005	2004
Interest income from other than MBS portfolio	$269	$1,354
Interest expense from subordinated notes	—	(2,604)
Investment gain (loss), including impairments, net	(10)	557
Total	$259	$(693)

Interest Income from Other than MBS Portfolio

Interest income consists primarily of interest income on the $6.9 million subordinated secured promissory note issued by BIO-Key as part of the consideration for the purchase of our Mobile Government business and interest income on cash equivalents and from investments with a maturity of less than 12 months.  Interest income decreased from the first quarter of 2004 to the first quarter of 2005 as the result of decreasing cash and investment balances as we reduced our investment in money market and other short-term accounts in favor of investment in MBS.  We expect interest income to continue to decline as our cash and short-term investment balances decline with the expansion of our MBS portfolio

Interest Expense from Subordinated Notes

Interest expense consists primarily of debt service on the 6% convertible subordinated notes that we redeemed in October 2004.  Accordingly we did not incur any interest expense during the first quarter of 2005 related to the notes.

Investment Gain (Loss), Including Impairments, Net

The approximately $10,000 loss incurred during the first quarter of 2005 was related to the sale of shares of Viryanet, a company in which we made an investment during 2000.  The approximately $557,000 gain during the first quarter of 2004 was primarily the result of increases in two investments.  Specifically, we realized a gain of approximately $206,000 on the sale of our investment in Juniper Financial, another company in which we made an investment during 2000.  We also recognized a gain of $326,000 from the sale of 204,020 shares of Class A common stock of Telecommunication Systems, Inc. that was valued as of closing at approximately $1.1 million and which we sold in March, 2004.  We received these shares in connection with the sale of our EMS business to TCS in January 2004.

Other Comprehensive Income (Loss)

During the first quarter of 2005, our MBS portfolio experienced unrealized holding losses of approximately $1.8 million, reflecting what we consider to be temporary decreases in market value.  As of March 31, 2005, the aggregate unrealized loss on these MBS was approximately $2.0 million.  We do not consider these unrealized losses other-than-temporary because we have the ability and the intent to hold the investments for a period of time sufficient for a market price recovery to recover the losses.  Accordingly, we have presented the unrealized loss as a separate component of stockholders’ equity on our balance sheet.  In the event that these unrealized losses become other-than-temporary, we would recognize the loss immediately.

LIQUIDITY AND CAPITAL RESOURCES

The following table reflects net cash provided by (used in) operations, investing, and financing:

	Three Months Ended March 31,
(IN THOUSANDS)	2005	2004
Net cash (used in) provided by operating activities from continuing operations	$1,338	$(11,742)
Net cash provided by discontinued operations	—	2,318
Net cash (used in) provided by operating activities	1,338	(9,424)
Net cash provided by (used in) investing activities	(56,844)	13,417
Net cash provided by financing activities	19,452	3,380
Net increase (decrease) in cash and cash equivalents	$(36,054)	$7,373

Net cash used in operating activities was $9.4 million for the first quarter of 2004.  The principal use of cash in that period was to fund our losses from operations.  Net cash provided by operating activities was $1.3 million during the first quarter of 2005, which was primarily driven by increases in working capital, offset somewhat by a small net loss for the period.

The $13.4 million of cash provided by investing activities during the first quarter of 2004 primarily relates to proceeds received from the sale of the EMS segment, offset somewhat by net purchases of short-term investments.  During the first quarter of 2005, cash used in investing activities was $56.8 million and primarily related to $60.5 million used to purchase MBS, offset somewhat by $3.7 million of principal payments on our MBS that we received during the quarter.

Net cash provided by financing activities was $3.4 million during the first quarter of 2004, consisting of decreases in restricted cash and receipt of proceeds from the exercise of stock options.  Net cash provided by financing activities was $19.5 million during the first quarter of 2005 and primarily related to the funding we received in the form of a repurchase agreement to purchase MBS.

We believe that we have sufficient resources to cover our operating expenses for at least the next 12 months.  Although our business continues to generate net losses that we must fund with our cash resources, we have reduced our net losses, and our consumption of cash, as a result of our restructuring efforts, which have greatly reduced our expenses.  Because we do not believe that we can significantly reduce our operating expenses in the future, we will need to increase income from our MBS portfolio to further reduce our net losses and eventually become profitable.  We recently increased the size of our MBS portfolio and have forward purchase contracts to continue growing the portfolio during the second quarter with the intent of increasing the income from our MBS portfolio.  Our ability to settle these forward purchase contracts and to continue to expand the size of our MBS portfolio (and to maintain that portfolio) will depend on our ability to continue to enter into (and then renew) repurchase agreements that we intend to use to finance a significant portion of our MBS investments.

As of March 31, 2005, our Board of Directors had authorized the investment of up to $100.0 million of our available cash in our MBS business, and we have fully invested this amount.  Going forward, when we seek to purchase additional MBS (including the settlement of existing forward purchase contracts), we will be required to use any or all of the following:  additional borrowings under repurchase agreements, cash received on repayment of our MBS or, to the extent authorized by our Board of Directors, additional cash on hand.  Depending on market conditions and limitations applicable to our ability to continue to use our tax loss carryforwards, we may also seek to raise additional cash for investment in our MBS portfolio by selling shares of our capital stock or other securities, although there is no assurance we would be able to complete such sales on favorable terms or at all.

At March 31, 2005, we had master repurchase arrangements in place with four counterparties, covering up to an aggregate of $750.0 million of borrowings.  As of that date, we had $19.4 million outstanding under one repurchase agreement with Daiwa Securities America, Inc.  These master repurchase agreements are not commitments to lend money to us, and there is no guarantee that we will be able to borrow under these agreements.  In addition, these master repurchase arrangements have no stated expiration but can be terminated at any time at our option or at the option of the counterparty.  In April 2005, we borrowed an additional $236.3 million under repurchase agreements.  If we were unable to obtain additional financing through these repurchase arrangements (or to extend existing borrowings through renewals of short-term repurchase agreements) on favorable terms or at all, and if we could not secure alternative financing, we might be required to sell MBS investments at times, or on terms, that would result in losses.

In addition, if we were unable to obtain funds sufficient to satisfy our forward purchase contract obligations, we could be required to sell our forward purchase contracts prior to their settlement, or sell the underlying MBS at the time of settlement, under adverse market conditions, or for prices and on terms that are less favorable than those we might otherwise be able to secure.  In such situations, we also could incur a loss.

Our financial condition may also be affected by claims relating to the mobile and wireless data businesses that we sold during 2004.  Under the definitive purchase agreements that we signed to effect those sales, we have agreed to indemnify the buyers of those businesses for certain breaches of representations and warranties and other covenants that we provided to them with respect to the sales of the businesses.  In addition, we remain liable for the operation of each of the business segments prior to the dispositions.  We also have retained liability for certain continuing obligations associated with the Mobile Government segment, as described in Note 9 of the notes to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.  In addition, as discussed in Note 10 of the notes to our Condensed Consolidated Financial Statements, we are involved in a dispute with the buyer of our Transportation segment about the amount of post-closing payments and purchase price adjustments.  To the extent this dispute is not resolved in our favor, we may not receive certain additional payments that we expect and we may be required to make a cash payment to the buyer.  In such event, we would record a charge against earnings, further increasing the loss on the sale of the Transportation segment.

CONTRACTUAL OBLIGATIONS

The following table reflects our contractual commitments, including our future minimum lease payments as of March 31, 2005:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term Debt Obligations	$—	$—	$—	$—	$—
Facility Leases	4,646	1,331	3,315	—	—
Less: Subleases	(4,224)	(1,196)	(3,028)	—	—
Facility Leases, Net	422	135	287
Capital Lease Obligations	—	—	—	—	—
MBS Forward Purchase Obligations *	318,068	318,068	—	—	—
MBS Repurchase Agreements**	19,443	19,443
Other Purchase Obligations	239	239	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$338,172	$337,885	$287	$—	$—

* As of March 31, 2005, we had obligations under forward purchase contracts with an estimated face value of $315.0 million.  These forward purchase contracts come due in late April  and late May 2005, at which points we expect to enter into repurchase transactions to provide us with the majority of the funding we will need to satisfy these obligations.  The $318.1 million obligation reflected in the table above and on our balance sheet as of March 31, 2005, includes the $315.0 million estimated aggregate face plus premiums and accrued interest.

**As of March 31, 2005, we had one short-term repurchase agreement in the amount of $19.4 million, as discussed above under the heading “Liquidity and Capital resources.”  On April 25, 2005, we borrowed an additional $236.3 million under additional short-term repurchase agreements to settle the purchase of MBS with a face value of $240.0 million.  We expect to renew these repurchase agreements as they mature, and applicable interest rates will adjust in light of market conditions at renewal.

In addition to the obligations above, we have guaranteed the lease payments for some assigned leases on properties related to discontinued operations.  We have also provided collateral assurance in the form of a letter of credit in support of BIO-Key’s performance obligations under the Hamilton County, Ohio project, as described in more detail in Note 9 of the notes to the Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties.  When used herein, the words “anticipate”, “believe”, “estimate”, “intend”, “may”, “will”, and “expect” and similar expressions as they relate to our Company or its management are intended to identify such forward-looking statements.  Forward-looking statements are based on our current expectations and assumptions, which are subject to risks and uncertainties.  They are not guarantees of our future performance or results.  The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  Factors that could cause or contribute to such differences include: (1) our ability to implement our MBS business successfully and to manage our MBS portfolio, (2) our ability to realize value from our accumulated net operating and net capital losses, (3) potential liabilities relating to the sales of our mobile and wireless businesses, (4) our ability to obtain and to renew repurchase agreements that we need to finance our MBS portfolio on favorable terms or at all, (5) our ability to manage our interest rate risk exposure, particularly because our repurchase agreements are short-term borrowings and our MBS investments are long-term investments,  and (6) other factors discussed in our filings with the Securities and Exchange Commission.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  These and other risks and uncertainties are discussed in detail in our 2004 Annual Report on Form 10-K/A and should be reviewed carefully.

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

As we continue to implement our MBS investment strategy and use leverage for the acquisition of new securities, we will fund the purchase of a substantial portion of our portfolio with borrowings that have interest rates based on indices and repricing terms similar to, but generally with shorter maturities than, the interest rate indices and repricing terms of the MBS.  Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities.  During periods of changing interest rates, such interest rate mismatches could negatively impact our net income and the market price of our common stock.  To manage this risk, we may enter into derivative instruments to hedge the risk of changes in interest rates on our borrowings.

Market Value Risk

Although we intend to hold MBS investments that we make to their maturities, we may sell them at any time in response to market conditions.  Currently our MBS investments are classified as available-for-sale assets.  As such, they are reflected at fair value (i.e. market value), with any adjustment between cost and fair value being reflected as part of accumulated other comprehensive income that is included in the equity section of our balance sheet.  The market value of our assets can fluctuate due to changes in interest rates and other factors including loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices.  Changes in the level of interest rates also can affect the value of our MBS and our ability to realize gains from the sale of these assets.

The chart below illustrates the effect on portfolio value should interest rates rapidly increase or decrease by 50 and 100 basis points (a rate shock).  We have estimated the impact, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.  Our portfolio of MBS as of March 31, 2005 was valued at $118.0 million (excluding our forward purchase contracts).  Assumptions made in calculating the impact on our MBS portfolio value from interest rate shocks include interest rates, prepayments and yield spread of MBS relative to prevailing interest rates.

Change in Interest Rate	Projected % Change in MBS Portfolio Value
- 100 basis points	1.11%
- 50 basis points	0.63%
Base interest rate	—
+ 50 basis points	(0.76)%
+100 basis points	(1.61)%

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term borrowings.  The interest rates on our borrowings generally adjust more frequently than the interest rates on our MBS.  Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS.  As a result, we could experience a decrease in net income or an increase in net loss during these periods.  Assets that are pledged to secure short-term borrowings will be high-quality, liquid assets.  As a result, we do not expect to have any problems extending our short-term debt as it matures.  However, there can be no assurance that we will always be able to extend our short-term debt

Prepayment Risk

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s chief financial officer and chief executive officer, of the effectiveness of the Company’s disclosure controls and procedures, as of March 31, 2005.  Based on their evaluation as of March 31, 2005, the chief executive officer and chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting and Disclosure Controls and Procedures

During the three months ended March 31, 2005, no change occurred in the company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.1

Investment Management Agreement, dated June 8, 2004 by and between Aether Systems Inc., and FBR Investment Management Inc. (Incorporated by reference from Exhibit 10.1 to the Form 10-Q dated August 9, 2004.)

10.2

Master Repurchase Agreement between Aether Systems, Inc. (and FBR Investment Management Inc. as Agent) and Daiwa Securities America, Inc. (Incorporated by reference from Exhibit 10. 12 to the Form 10-K dated March 16, 2005.)

10.3

Master Repurchase Agreement between Aether Systems, Inc. (and FBR Investment Management Inc. as Agent) and UBS Financial Services, Inc. (Incorporated by reference from Exhibit 10. 13 to the Form 10-K dated March 16, 2005.)

10.4

Master Repurchase Agreement between Aether Systems, Inc. (and FBR Investment Management Inc. as Agent) and Countrywide Securities Corporation. (Incorporated by reference from Exhibit 10. 14 to the Form 10-K dated March 16, 2005.)

10.5

Master Repurchase Agreement between Aether Systems, Inc. (and FBR Investment Management Inc. as Agent) and Nomura Securities International, Inc. (Incorporated by reference from Exhibit 10. 15 to the Form 10-K dated March 16, 2005.)

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

Dated:	May 10, 2005
Aether Systems, Inc.

/s/ David C. Reymann
David C. Reymann
Chief Financial Officer
By:	(Principal Financial and Accounting Officer)