Form 10-Q
period 2005-06-30
AETHER HOLDINGS INC
filed 2005-08-05
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2005

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27707

AETHER HOLDINGS, INC.

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
Common Stock, Par Value $.01

AETHER SYSTEMS, INC.

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

As of August 3, 2005, 44,018,946 shares of the Registrant’s common stock, $.01 par value per share, were outstanding.

AETHER HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
THE QUARTER ENDED JUNE 30, 2005

PART I—FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

AETHER HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$25,434	$60,723
Mortgage-backed securities, at fair value	352,040	62,184
Interest receivable	1,539	356
Prepaid expenses and other assets	1,102	4,124
Restricted cash	8,633	8,832
Property and equipment, net	235	367
Total assets	$388,983	$136,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$3,469	$3,494
Repurchase agreements	253,083	—
Accrued employee compensation and benefits	96	186
Accrued restructuring	—	259
Accrued interest payable	70	—
Other long term liabilities	2,057	2,057
Total liabilities	258,775	5,996

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 44,018,946 and 43,963,963 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	440	440
Additional paid-in capital	2,593,085	2,592,977
Accumulated deficit	(2,462,497)	(2,462,611)
Unrealized loss on investments available for sale	(820)	(216)
Total stockholders’ equity	130,208	130,590

Commitments and contingencies

Total liabilities and stockholders’ equity	$388,983	$136,586

See accompanying notes to Condensed Consolidated Financial Statements.

AETHER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Interest income from mortgage-backed securities	$3,334	$—	$4,141	$—
Interest expense on short-term borrowings	(1,707)	—	(1,719)	—
Net interest income from mortgage-backed securities	1,627	—	2,422	—

Gain on sale of mortgage-backed securities	423	—	423	—

Operating expenses (income):
Selling, general and administrative expenses	1,433	3,686	3,215	6,972
Depreciation	29	475	78	1,103
Stock compensation expense	—	137	76	559
Other income	(19)	(22)	(207)	(52)
Restructuring charge	—	275	(7)	690
Total operating expenses	1,443	4,551	3,155	9,272

Net operating income (loss)	607	(4,551)	(310)	(9,272)

Non-operating income (expense)
Other interest income	301	1,254	570	2,608
Interest expense from subordinated notes	—	(2,604)	—	(5,208)
Unrealized gain on future purchase contracts	—	866	—	866
Investment loss, including impairments, net	(9)	(5,528)	(19)	(4,971)
Total non-operating income (expense)	292	(6,012)	551	(6,705)

Income (loss) from continuing operations	899	(10,563)	241	(15,977)

Discontinued operations
Loss from discontinued operations	(121)	(39,029)	(121)	(42,865)
Gain (loss) on sale of discontinued operations	—	(245)	—	18,151
Loss from discontinued operations	(121)	(39,274)	(121)	(24,714)

Net income (loss)	$778	$(49,837)	$120	$(40,691)

Other comprehensive income (loss):
Foreign currency translation adjustment	—	(3)	—	(3,886)
Unrealized holding gains (losses) on investments available for sale	1,208	(424)	(604)	245
Comprehensive income (loss)	$1,986	$(50,264)	$(484)	$(44,332)

Net income (loss) per share (basic and diluted) from continuing operations	$0.02	$(0.24)	$0.00	$(0.37)
Net income (loss) per share (basic and diluted) from discontinued operations	—	(0.89)	—	(0.98)
Gain (loss) on sale of discontinued operations	—	(0.01)	—	0.42
Net income (loss) per share (basic and diluted)	$0.02	$(1.14)	$0.00	$(0.93)

Weighted average shares outstanding
Basic	44,009	43,802	44,000	43,538
Diluted	44,591	43,802	44,595	43,538

See accompanying notes to Condensed Consolidated Financial Statements.

AETHER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss) from continuing operations	$241	$(15,977)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	77	1,103
Amortization of loan fees	—	560
Amortization of premiums on MBS	192	—
Stock compensation expense	76	560
Gain on disposal of assets	—	(52)
Investment (gains) losses, including impairments	(414)	4,971
Unrealized gains on future purchase commitments	—	(866)
Changes in assets and liabilities:
Increase in interest receivable	(1,183)	—
(Increase) decrease in prepaid expenses and other assets	2,975	(513)
Increase (decrease) in accrued expenses and accrued employee compensation and benefits	(114)	620
Increase in interest payable	70	—
Decrease in restructuring accrual and other long term liabilities	(259)	(498)
Net cash provided by (used in) operating activities from continuing operations	1,661	(10,092)
Net cash used in discontinued operations	(121)	(2,661)
Net cash provided by (used in) operating activities	1,540	(12,753)
Cash flows from investing activities:
Sales and maturities of investments available for sale	73,810	331,440
Purchases of mortgage-backed securities	(387,350)	(114,686)
Principal payments from mortgage-backed securities	23,349	—
Disposals of property and equipment, net	55	5
Sales of long-term investments	—	2,163
Sale of EMS segment	—	16,249
Net cash provided by (used in) investing activities	(290,136)	235,171
Cash flows from financing activities:
Decrease in restricted cash	199	1,970
Proceeds from repurchase agreements	253,083	—
Exercise of options and warrants	25	1,932
Net cash provided by financing activities	253,307	3,902
Net increase (decrease) in cash and cash equivalents	(35,289)	226,320
Cash and cash equivalents, at beginning of period	60,723	26,242
Cash and cash equivalents, at end of period	$25,434	$252,562
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,649	$4,647

Supplemental disclosure of non-cash investing and financing activities:

In January 2004, in connection with the sale of the Enterprise Mobility Solutions segment, the Company received common stock of TeleCommunication Systems, Inc. and a note receivable with an estimated fair value of $1.1 million and $1.0 million, respectively.

For the six months ended June 30, 2005 and 2004, the Company recorded unrealized holding gains and (losses) of approximately $(604) and $245, respectively, associated with its investments available for sale. These amounts have been reported through changes in stockholders’ equity.

See accompanying notes to Condensed Consolidated Financial Statements.

AETHER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, DESCRIPTION OF THE BUSINESS, AND BASIS OF PRESENTATION

(a) ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Aether Systems, Inc. (the “Company” or “Aether”) was originally formed in January 1996.  The Company’s principal business activity is the investment in mortgage-backed securities (“MBS”), as discussed in Note 3 below.

On July 12, 2005, the Company’s stockholders approved a holding company reorganization of Aether Systems, Inc., in which each share of Aether common stock was exchanged for one share of common stock of Aether Holdings, Inc. and Aether Systems, Inc. became a wholly-owned subsidiary of Aether Holdings, Inc. (“Aether Holdings”). The sole activity of Aether Holdings is to hold 100% of the stock of the Company. Immediately after the reorganization, the consolidated assets, liabilities and stockholders’ equity of Aether Holdings were the same as the consolidated assets, liabilities and stockholders’ equity of the Company immediately prior to the reorganization. On July 13, 2005, the stock of Aether ceased to trade on the Nasdaq National Market, and the stock of Aether Holdings began trading under the symbol “AETH.” The reorganization was designed to help to protect the long-term value to Aether of its substantial net operating loss and capital loss carryforwards.

During 2004, the Company sold the operations of its discontinued Enterprise Mobility Solutions (“EMS”), Transportation and Mobile Government segments.  The financial statements for all periods presented have been restated to present the results of operations of the Company’s EMS, Transportation and Mobile Government segments as discontinued operations, as discussed in Note 9 below.

Aether’s continuing operations consist of a single business segment – the MBS business.

(b) BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  The Condensed Consolidated Balance Sheet as of June 30, 2005 and the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three and six months ended June 30, 2005 and 2004, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004, have been prepared by the Company, without audit.  In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the Condensed Consolidated Financial Statements. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the operating results for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading.  These Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments purchased with original maturities of three months or less and certificates of deposit.  Cash and cash equivalents consisted of the following:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Cash	$11,604	$11,468
Money market accounts	12,463	9,703
U.S. Government Agency-sponsored securities	—	38,384
Certificates of deposit	1,367	1,168
Total	$25,434	$60,723

(b) INVESTMENTS AVAILABLE FOR SALE INCLUDING MORTGAGE-BACKED SECURITIES (“MBS”)

Investments available for sale consist of highly liquid investments in U.S. Government Agency-sponsored securities with original maturities greater than one year.

The Company currently invests in MBS representing interests in or obligations backed by pools of mortgage loans.  Acquisitions of existing MBS are recorded on the trade date.  Purchases of newly formed or To Be Announced (TBA) MBS are recorded when all significant uncertainties regarding the characteristics of the securities are resolved.  Realized and unrealized gains and losses on such transactions are determined on the specific identification basis.

Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its investments as trading investments, available-for-sale investments or held-to-maturity investments.  Currently, the Company classifies all of its MBS as available for sale.  All assets classified as available for sale are reported at fair value, based on market pricing estimates provided by independent pricing services and dealers who make markets in these financial instruments, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  Unrealized losses on mortgage-backed securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other than temporary factors are recognized in income and the cost basis of the securities is adjusted.

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

The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Net income (loss) from continuing operations, as reported	$899	$(10,563)	$241	$(15,977)
Add stock-based employee compensation expense included in reported net loss	—	137	76	559
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(127)	(592)	(348)	(1,259)
Pro forma net income (loss) from continuing operations	$772	$(11,018)	$(31)	$(16,677)

Pro forma net income (loss) from continuing operations per share	$0.02	$(0.25)	$(0.00)	$(0.38)

Weighted average shares outstanding	44,009	43,802	44,000	43,538

(d) USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates are used in accounting for, among other things, guarantees, recoverability of long-lived assets and investments, premium amortization, depreciation, employee benefits, restructuring accruals, taxes and contingencies.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary.

(e) DEFERRED TAX ASSETS

The Company has deferred tax assets as a result of accumulated operating and capital losses.  The Company will only be able to realize value from the accumulated operating losses if it becomes profitable and from the accumulated capital losses, only to the extent it can generate capital gains.  In addition, its ability to realize value from these accumulated losses is subject to various risks and uncertainties, including regulations that, under certain circumstances, may limit the Company’s ability to use these net losses to reduce future taxes that it might otherwise owe. The Company presently does not have sufficient objective evidence regarding the Company’s ability to continue to achieve profitability in future periods; accordingly, the Company has maintained a full valuation allowance for its net deferred tax assets.

Under federal and state tax laws, the Company may use its accumulated losses to substantially reduce the income taxes it otherwise would have to pay on future taxable income.  As a result, to the extent the Company earns income it expects to have little or no income tax liability for a period of time.

As of June 30, 2005, the Company had accumulated federal net operating losses totaling approximately $777.4 million that it can “carry forward” as potential tax deductions until they expire between 2011 and 2025.  In addition, the Company has accumulated capital losses of approximately $282.6 million that it can “carry forward” as potential tax deductions (but only against net capital gains) until they expire between 2005 and 2010. For the three and six months ended June 30, 2005, the company has not provided for any tax expense in its financial statements because any book income would be absorbed by the utilization of our net operating loss.  Although the Company reported income in the second quarter, management anticipates that to the extent the Company reports income for all of 2005; it will still report a taxable loss on its tax returns for 2005.  (Such loss would increase the Company’s accumulated tax loss carry forward.)

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

(3) MORTGAGE-BACKED SECURITIES, AT FAIR VALUE

As of June 30, 2005, the Company owned hybrid adjustable-rate mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  Hybrid adjustable-rate MBS are characterized by periodic caps on the interest rates on the underlying mortgages (generally, rate adjustments are limited to 2% every twelve months following the initial rate adjustment) as well as lifetime caps.

The table below summarizes the Company’s MBS portfolio, as of June 30, 2005:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FNMA	$326,505	$83	$(928)	$325,660
FHLMC	26,355	25	—	26,380
	$352,860	$108	$(928)	$352,040

The table below summarizes the Company’s MBS portfolio, as of December 31, 2004:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FNMA	$62,400	$—	$(216)	$62,184

At June 30, 2005, the Company’s MBS portfolio had a gross unrealized loss of approximately $928,000 that had been in a continuous unrealized loss position for less than one year. The Company has evaluated the unrealized losses and has determined that the MBS are not other than temporarily impaired.

(4) REPURCHASE AGREEMENTS

The Company finances the acquisition of its MBS through the use of repurchase agreements with the MBS serving as collateral. At June 30, 2005, all of the Company’s borrowings were fixed rate repurchase agreements with original maturities of 29 days. The following table provides selected information on the Company’s repurchase agreements at June 30, 2005.

(Dollars in thousands)	Amount	Weighted average rate
Counterparty
Daiwa Securities of America	$85,508	3.31%
Countrywide Securities Corporation	60,440	3.31%
UBS Financial Services, Inc.	107,135	3.32%

Total	$253,083	3.31%

(5) RESTRUCTURING CHARGES

The Company recorded charges to earnings from continuing operations which included employee separation benefits, facility closure and other restructuring costs.  The calculation of the restructuring accrual related to expected losses on subleases requires the Company to make estimates concerning: (1) the expected length of time to sublease the facility; (2) the expected rental rates on subleases; and, (3) estimated brokerage expenses associated with executing the sublease.  The Company used the assistance of independent real estate brokerage firms in developing these estimates and the Company’s estimates may be impacted by future economic trends.  The expected losses on subleases have not been discounted.

(Dollars in thousands)	Employee Separation Benefits	Facility Closure Costs and Other	Total
Accrual as of December 31, 2004	68	191	259
Credits reducing previously accrued amounts	—	(7)	(7)
Cash payments and other	(68)	(184)	(252)
Restructuring liability as of June 30, 2005	$—	$—	$—

(6) DEBT

On October 4, 2004, the Company repurchased the remainder of its outstanding 6% convertible subordinated notes due in March 2005.

(7) RELATED PARTY TRANSACTIONS

Through February 2005, the Company received benefit coordination services from Huber Oros, which was considered a related party because an owner of Huber Oros is related to a member of the Company’s senior management and who serves on the board of directors.  During February 2005, Huber Oros was acquired by an unrelated entity and the individual who is a related party did not retain any continuing ownership interest in the acquiring entity.  For the three and six months ended June 30, 2005, expenses related to Huber Oros were approximately $3,000 and $7,000, respectively. For the three and six months ended June 30, 2004, expenses related to Huber Oros were approximately $31,000 and $69,000, respectively.  As of June 30, 2005 and December 31, 2004, there were no outstanding payables due to Huber Oros.

The Company receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at that firm is a member of the Company’s Board of Directors.  For the three and six months ended June 30, 2005, expenses related to Kirkland & Ellis LLP were approximately $188,000 and $450,000, respectively. For the three and six months ended June 30, 2004, expenses related to Kirkland $ Ellis were approximately $371,000 and $945,000, respectively.  As of June 30, 2005 and December 31, 2004, the Company had outstanding payables due to Kirkland & Ellis LLP of approximately $34,000 and $0, respectively.

(8) COMMITMENTS AND CONTINGENCIES

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

The Company has guaranteed the payment of assigned leases on properties related to discontinued operations.  The maximum aggregate guarantee on these properties is approximately $366,000. The fair value of the guarantee is not material as of June 30, 2005.

As of June 30, 2005, $7.9 million of the Company’s certificates of deposits were held on deposit to collateralize an irrevocable standby letter of credit that was put in place when its Mobile Government segment entered into a sales agreement with Hamilton County, Ohio to provide an automated field reporting solution and real time wireless data infrastructure under a sales agreement.  The letter of credit provides collateral assurance of performance under the sales agreement.  The terms of the sales agreement and the standby letter of credit state that Hamilton County can only draw on the letter of credit after (1) completing the internal dispute resolution process set forth in the sales agreement and (2) providing notice to Mobile Government of its intent to declare a default under the sales agreement and proceed against the letter of credit.  A draw of the funds under the letter of credit is subject to the limitations of liability contained in the sales agreement.  The letter of credit is required to remain in place through the earlier of the end of the warranty period or December 31, 2006.  The amount of the letter of credit can be reduced by 25% at the end of the third calendar month of the warranty period as long as certain conditions are met.

Although Mobile Government was sold to BIO-Key International, Inc. (“BIO-Key”) on September 30, 2004, the Company agreed to maintain the $7.9 million letter of credit with Hamilton County.  In consideration of this arrangement, and to assure the Company’s reimbursement of any amounts that Hamilton County collects by drawing on the letter of credit as a result of a default by the buyer, BIO-Key has provided the Company with a $1.0 million cash escrow and a $6.9 million subordinated secured promissory note (the “BIO-Key Note”).  The Company is entitled to retain the $1.0 million and to demand payment under the BIO-Key Note if Hamilton County draws on the letter of credit.  The BIO-Key Note is secured by a second lien on substantially all of BIO-Key’s assets.  The lien is subordinated to $5.0 million of senior secured debt held by certain of BIO-Key’s lenders.  The Company has recorded a liability of approximately $308,000 (included as part of Other Long-term Liabilities) representing the estimated fair value of its guarantee.  As of June 30, 2005, the Company does not anticipate any additional losses from this arrangement.

Additionally, the Company is maintaining the facility lease for the Mobile Government headquarters in Massachusetts and sub-leasing it to BIO-Key.  As a condition to consenting to the sublease, the landlord required the Company to maintain a $749,000 letter of credit to the landlord securing performance under the lease.  BIO-Key has provided the Company with a $749,000 cash deposit that would be available if BIO-Key default on the sublease and the landlord draws on the Company’s letter of credit.  The total remaining payments under both the lease and the sublease are approximately $3.7 million.  Both leases expire in August 2008.

The Mobile Government transactions discussed above have been included in the accompanying balance sheet as follows:

(Dollars in thousands)	Hamilton County, Ohio Contract	Massachusetts Facility Lease	Total
Restricted cash:
Certificates of deposit collateralizing letters of credit	$7,884	$749	$8,633
Other long-term liabilities:
Deposits from BIO-Key available in the event of default	$1,000	$749	$1,749
Other	308	—	308
Total	$1,308	$749	$2,057

(9) SALES OF DISCONTINUED OPERATIONS

During 2004, the Company discontinued and sold its Enterprise Mobility Solutions (“EMS”), Transportation and Mobile Government segments.  The EMS sale occurred during the first quarter of 2004.

The following table provides the detail of the gain recognized on the sale of the EMS segment:

(Dollars in thousands)	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Proceeds	$—	$20,143
Expenses	(217)	(1,242)
Net assets	(28)	(750)
Gain on sale of EMS segment	$(245)	$18,151

The summary of operating results for the three months ended June 30, 2004 from discontinued operations is as follows:

(Dollars in thousands)	EMS	Transportation	Mobile Government	Total
Net sales	$—	$7,729	$4,692	$12,421
Net loss from discontinued operations	$—	$(29,114)	$(9,915)	$(39,029)

The summary of operating results for the six months ended June 30, 2004 from discontinued operations is as follows:

(Dollars in thousands)	EMS	Transportation	Mobile Government	Total
Net sales	$—	$15,436	$9,454	$24,890
Net loss from discontinued operations	$(481)	$(31,745)	$(10,639)	$(42,865)

The Company did not allocate any interest income or expense to its discontinued operations.

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

During the fourth quarter of 2004, the Company and Slingshot advised each other of significant disagreement over both the working capital adjustment and the cash true up.  The Company advised Slingshot that based on the Company’s calculation of net working capital; the purchase price should be reduced by approximately $67,000.  In addition, the Company advised Slingshot that pursuant to the cash true-up mechanism, Slingshot owed the Company approximately $923,000.  Slingshot disputed the Company’s calculations and contended that its own calculation of working capital supported a downward purchase price adjustment of approximately $8.1 million and its view of the cash true-up arrangement suggested that it should receive a payment from the Company of approximately $300,000.  The Company subsequently responded to Slingshot and rejected all of Slingshot’s calculations and arguments, except that it agreed that the working capital calculation should result in an additional downward price adjustment of approximately $40,000 and that amounts owed relative to the cash true-up mechanism should be reduced by approximately $79,000.

The Company and Slingshot are continuing to discuss the disputed amounts but have not reached agreement on any of them.  While the Company strongly disagrees with Slingshot’s positions on these matters, if the disagreements cannot be resolved by agreement of the parties, they are required to be submitted (under the terms of the asset purchase agreement between the Company and Slingshot) to an independent accounting firm for final resolution.  At this time, the Company cannot predict whether the disagreements will be resolved consensually or what the results of any decision by an independent accounting firm are likely to be.  As of June 30, 2005, the Company had $739,000 in amounts due from Slingshot recorded on its balance sheet as “Prepaid expenses and other assets.”  If the Company is not successful in collecting this amount, it will have to write-off these assets with a future period charge to earnings.  In addition, if the Company does not prevail in its view of the appropriate working capital adjustment, it could be required to make a cash payment to Slingshot in the amount of the working capital shortfall, which would also include a future period charge to earnings.

(10) SUBSEQUENT EVENT

On July 12, 2005, the Company’s stockholders approved a holding company reorganization of Aether Systems, Inc., in which each share of Aether common stock was exchanged for one share of common stock of Aether Holdings, Inc. and Aether became a wholly-owned subsidiary of Aether Holdings. The sole activity of Aether Holdings is to hold 100% of the stock of the Company. Immediately after the reorganization, the consolidated assets, liabilities and stockholders’ equity of Aether Holdings were the same as the consolidated assets, liabilities and stockholders’ equity of the Company immediately prior to the reorganization. On July 13, 2005, the stock of Aether ceased to trade on the Nasdaq National Market, and the stock of Aether Holdings began trading under the symbol “AETH.” The reorganization was designed to help to protect the long-term value to Aether of its substantial net operating loss and capital loss carryforwards.

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

We then review the results of our continuing operations for the three and six-month periods ended June 30, 2005.  We next discuss our liquidity and capital resources, and we conclude this discussion and analysis with a brief explanation of the material changes in our contractual obligations.

OVERVIEW

Mortgage-Backed Securities Strategy

We currently own and manage a portfolio of mortgage-backed securities.  Our investments consist of adjustable rate, residential mortgage-backed securities issued by the Federal Home Loan Mortgage Association (“FHLMC”), and the Federal National Mortgage Association (“FNMA”).In general, our earnings from these activities are expected to be the spread between the interest income we earn on the mortgage-backed securities we own, less the interest expense we incur to finance the purchase of such securities (to the extent we employ leverage), plus or minus any gains or losses we recognize on the sale of securities, less the amortization of premiums and less the other expenses of managing our business.  The expenses of managing our business include the management fee and the incentive fee we have agreed to pay our outside investment manager.  An important aspect of our strategy is to realize value in the form of tax savings to the extent that we generate taxable income, from our accumulated tax loss carry forwards.

To assist in the management of our MBS business, we have retained outside professional financial and investment advisors with substantial experience in the MBS market and in managing a leveraged portfolio of MBS investments.  In June 2004, we engaged FBR Investment Management, Inc. (“FBR”) as our outside investment advisor for an initial term of one year to carry out the day-to-day management of the MBS portfolio, subject to oversight by our management and our Board of Directors and to investment policies adopted by our Board.  As of July 1, 2005, the initial term of our agreement with FBR expired, and our investment management agreement is now continuing without a fixed term, subject to the right of either party to terminate the agreement with ninety days prior notice.  FBR currently manages a multi-billion dollar leveraged portfolio of mortgage-backed securities for one of its affiliates.  In addition, we have contracted with FinPro, Inc. (“FinPro”) to provide us with independent oversight of FBR and to assist us in developing, evaluating and managing our MBS strategy.  FinPro is an investment advisory and management-consulting firm that specializes in providing financial advisory services to financial institutions.  FinPro has substantial experience in the MBS market and related markets.

The timing and amount of MBS purchases that we make, the level of leverage that we employ and the alternative investment strategies we explore depend upon market conditions, which we continuously monitor, the advice and recommendations of our outside professional investment and financial advisors, with whom we regularly confer, and applicable regulatory requirements.  In light of market conditions that existed during the second half of 2004, we made only limited purchases of MBS in 2004 and did not employ any leverage with respect to our MBS portfolio in 2004. Our position reflected our relative views of the total return we could achieve on our investments in MBS and the borrowing costs associated with leveraging those investments.

During the first half of 2005, we entered into forward purchase contracts representing commitments to purchase MBS with an estimated aggregate face value of $375.0 million.  On March 23, 2005 we settled a portion of those forward contracts and acquired two MBS positions with an aggregate face value of approximately $60.0 million.  In settling the March 2005 purchases, we borrowed approximately $19.4 million by entering into a short-term repurchase arrangement.  On April 25, 2005, we settled another portion of the forward contracts and acquired six MBS positions with an aggregate face value of approximately $240.0 million.  In connection with the April 2005 settlement, we borrowed approximately $236.3 million by entering into additional short-term repurchase arrangements.  We borrowed additional funds through similar repurchase agreements to fund the purchase of the approximately $75.0 million forward contracts that settled on May 23, 2005. In June 2005, to take advantage of positive market conditions and after consultation with FBR and FinPro, we sold the $75.0 million MBS positions, at a gain of approximately $423,000.  While it is our intention not to sell the securities from our portfolio, certain market conditions do warrant the sale of securities on occasion. We continue to monitor our MBS portfolio to remain in compliance with our investment policy and our MBS strategy and applicable legal and regulatory requirements. During the second quarter, we also received principal repayments of approximately $19.7 million in respect of our MBS.

We have not increased our leverage or expanded our MBS portfolio since June because of market conditions, in which the spread between interest rates paid by MBS and interest rates charges for short-term borrowings have fallen to historically low levels.  To the extent market conditions change (positively or negatively), we may, after consultation with our investment advisors, increase or decrease the size of our MBS portfolio and increase or decrease the amount of our outstanding borrowings. Because we expect that principal payments on our existing MBS will continue, if, in response to market conditions, we do not purchase additional MBS for an extended period, the total amount we have invested in MBS will decline, which will reduce the amount of interest income we receive from our MBS investments.

Because our MBS investments are long-term investments and our borrowings under repurchase agreements are short-term borrowings, we are required to renew these borrowings (currently on an average 31-day cycle).  While the four financial institutions with which we have master repurchase agreements in place have been renewing our borrowings, and while we expect such renewals to continue, the master repurchase agreements that we have with these institutions do not require them to do so.  If we are unable to renew these borrowings or secure necessary funds through other arrangements, we might be required to sell some or all of our MBS investments to repay the borrowings.  In such event, our financial condition and results could be adversely affected, and we might incur significant losses.  Whenever we renew our short-term borrowings, we are subject to changes in interest rates on those borrowings.  Accordingly, during a period of rising short-term interest rates (as has been the case recently), the cost of our borrowings will increase and the amount of the spread between the cost of our borrowings and the interest rate paid by our MBS portfolio may decline (because the interest rates for our MBS investments change much less frequently).  This will reduce earnings from our MBS portfolio.  To date, we have not chosen to hedge any portion of this interest rate risk, because we do not believe that the potential benefits of such hedging activities justify the cost (and risks) of hedging.  We discuss interest rate risk below under the heading “Interest Rate Risk” included in Item 3 of Part I of this Quarterly Report.

Our Board of Directors has authorized the investment of up to $100.0 million of our available cash in MBS and the leveraging of our invested cash between five and eight times.  As of June 30, 2005, we had invested $352 million in MBS and borrowed $253 million through repurchase agreements.  Future MBS investments will need to be funded through the use of additional cash on hand to the extent such use is authorized by our board of directors, cash received in respect of principal repayments on MBS we own or from additional borrowings.  We expect that the four financial institutions with which we have master repurchase agreements in place will make additional borrowings available to us to purchase additional MBS securities, should we chose to increase the leverage on our MBS portfolio and make additional MBS purchases.  However, these master repurchase agreements are not funding commitments, and there is no assurance that these financial institutions (or any others) will provide us with any funding that we may request.  At present, our debt to equity ratio is 2.0 to 1.

In addition to developing our MBS business, we continued to streamline the infrastructure supporting our business during the first half of 2005, and we now have a corporate staff of seven employees.  Because of certain transition costs associated with the implementation of our new business strategy, our operating expenses during the first half of 2005 were somewhat higher than we expect them to be in future quarters.  However, we expect that quarter-to-quarter changes in operating expenses will be much less significant in future quarters than they have been over the past two years.

In addition to managing our MBS business, we continue to evaluate other potential business opportunities that could serve either to complement or diversify our business in an effort to increase our earnings and achieve our overall business objectives.  We have been contacted by numerous third parties regarding a variety of business opportunities and strategies, as well as several unrelated business opportunities, and our management team evaluates these as appropriate within the context of achieving our business objectives as well as ensuring that we remain in compliance with applicable laws and regulations (under which we are exempt from any requirement to register as an investment company under the Investment Company Act of 1940, as amended).  We may in the future pursue one or more of these opportunities if our management and our board of directors conclude that they are likely to enhance our ability to achieve our stated objectives more quickly or more reliably. Such opportunities might complement our MBS business or might involve a different business strategy.  If we were to pursue other business opportunities, they could have a significant impact on our business, operations and financial results.

Tax Considerations

An important aspect of our business strategy is to realize value, in the form of tax savings, from our accumulated tax loss carryforwards.  Under federal and state tax laws, we may use these carryforwards to substantially reduce the income taxes we otherwise would have to pay on future taxable income.  As a result, to the extent we earn taxable income, we expect to have little or no income tax liability for a period of time.  Our ability to realize value from these tax loss carryforwards is subject to various risks and uncertainties, including regulations that, under certain circumstances, may limit our ability to use these carryforwards to reduce future taxes that we might otherwise owe.

As of June 30, 2005, we did not record any tax expense in our financial statements.  See Note 2(e) of the notes to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for a discussion of tax matters.

The Internal Revenue Code and applicable Internal Revenue Service (“IRS”) regulations, contain limitations on certain changes in ownership of our stock by certain stockholders (generally persons who hold, or who acquire, at least 5% of our outstanding shares, calculated in accordance with IRS regulations) which, if exceeded, could reduce or eliminate our ability to use our accumulated tax loss carryforwards in the future (if those changes resulted in a “change of ownership” as that term is defined in Section 382 of the Internal Revenue Code and applicable IRS regulations).  These same tax rules and the need to avoid an ownership change also limit the amount of additional shares we can issue to raise new capital for investment in our business.  In an effort to mitigate these risks, we proposed, and our stockholders approved on July 12, 2005, a holding company reorganization in which Aether became a wholly owned subsidiary of Aether Holdings, Inc., a newly formed Delaware corporation (“Aether Holdings”).  In the reorganization, each share of Aether Systems common stock was exchanged for one share of common stock of Aether Holdings.  The stock of Aether Holdings is now traded on the Nasdaq National Market under the symbol “AETH,” and the stock is subject to transfer restrictions that generally restrict any direct or indirect transfer (such as transfers of stock of Aether Holdings that result from the transfer of interests in other entities that own stock of Aether Holdings) if the effect would be to:  (i) increase the direct or indirect ownership of Aether Holdings stock by any person (or public group) from less than 5% to 5% or more; (ii) increase the percentage of Aether Holdings stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of the stock of Aether Holdings; or (iii) create a new public group.  These transfer restrictions are intended to guard against the possibility that public trading of our stock would result in a “change of ownership” under the Internal Revenue Code and applicable IRS regulations.

In an effort to mitigate these risks, on May 4, 2005, we filed a registration statement and proxy statement on Form S-4 pursuant to which we sought stockholder approval at our annual meeting for a reorganization in which Aether will become a wholly owned subsidiary of Aether Holdings, Inc., a newly formed Delaware corporation, and each share of Aether common stock will be exchanged for one share of common stock of Aether Holdings, Inc.  The sole purpose of the reorganization is to protect the long-term value to Aether of its substantial net operating loss and capital loss carryforwards, which will be accomplished by imposing restrictions on certain transfers of the common stock of Aether Holdings, Inc. On July 12, 2005, at the annual stockholder meeting, the stockholders approved the reorganization as described in the registration statement.

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

Comparability of Financial Results and Condition

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

As we have implemented our MBS strategy and built our MBS portfolio over the past few fiscal quarters, there are significant changes from one quarter to the next in the amount of MBS investments we own, the amount of interest income we receive from those investments, and the amount of interest expense we pay as we have leveraged our MBS portfolio.

As a result of the sale of our mobile and wireless business and our transition to a focus on the MBS business, we no longer report revenue, cost of revenue or gross profit.  Instead, our income statement consists primarily of interest income and expense, realized and unrealized gains on transactions and selling, general and administrative expenses.  Our balance sheet now includes primarily cash and cash equivalents, investments, repurchase agreements (reflecting funds borrowed to leverage our MBS portfolio), interest receivable and payable and other less significant assets and liabilities, including the fair value of derivative instruments.  In addition, in October 2004 we repurchased the last outstanding portion of our 6% convertible subordinated notes due 2005.  Prior to this time, the interest expense on these notes ($154.9 million of which were outstanding during 2004) represented a material portion of our expenses.

Our MBS are classified as available for sale and are reported at fair value, based on market pricing estimates provided by independent pricing services and dealers who make markets in these financial instruments.  Any increases or decreases to market value are included in other comprehensive income on our Condensed Consolidated Statements of Comprehensive Income (Loss) and unrealized gains or losses are reported as a separate component of stockholders’ equity on our Condensed Consolidated Balance Sheets.  Unrealized losses on mortgage-backed securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other than temporary factors  are recognized in net income and the cost basis of the securities is adjusted.

As a result of these changes to our business and our operations, our financial statements for the three and six months ended June 30, 2005 are markedly different compared to the same periods in 2004.

Critical Accounting Policies

For a discussion of our critical accounting policies please see our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Off Balance Sheet Arrangements

Other than the lease guarantees and the collateral assurance in support of BIO-Key’s performance obligations under the Hamilton County, Ohio project, which are described in Note 8(b) of the notes to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, we do not have any off-balance sheet arrangements.

COMPARISON OF RESULTS FOR THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

RESULTS OF CONTINUING OPERATIONS

In this section, when we discuss the results of our operations, we will be talking about our MBS business, which we refer to as “continuing operations.”

As discussed above under the heading “Overview-Comparability of Financial Results and Condition,” our business has changed significantly for the three and six months ended June 30, 2005, compared to the same periods in 2004.  We implemented our MBS business after June 30, 2004 and accordingly had no earnings related to that business during the three and six months ended June 30, 2004.

Our income from continuing operations was $899,000 and $241,000 for the three and six months ended June 30, 2005, respectively.  Income was primarily attributed to earnings from our MBS portfolio.  The earnings from our MBS portfolio were limited during the first half of 2005, because most of our current portfolio was not settled until the second quarter of 2005 and we have not yet leveraged the portfolio to targeted levels. Our results for the first half of 2005 may not be indicative of what we expect our results to be in the future as we purchase additional MBS, grow our portfolio of MBS and leverage our holdings. In addition, the comparability of our financial results from one period to the next could be affected if we were to explore other potential business opportunities that could serve either to complement our MBS business or diversify our business.

Our operating expenses for the three and six months ended June 30, 2005 are lower than they were for the same periods in 2004, which reflects the reduced level of corporate infrastructure needed to support our MBS business as compared to the mobile and wireless data businesses that have been sold.

Net Interest Spread

The Company had a net interest spread of 1.09% for the three months ended June 30, 2005, compared to 0.81% for the three months ended March 31, 2005. The increase was the result of a 48 basis point increase in the weighted average yield on our MBS, partially offset by a 20 basis point increase in the weighted average interest rates paid on our borrowings under our repurchase agreements.

Interest Income from Mortgage-backed Securities

Interest income for the three and six months ended June 30, 2005, was $3,334,000 and $4,141,000, respectively. The increase in interest income is due primarily to the increase in the size of our MBS portfolio. Our MBS portfolio at the beginning of 2005 consisted of MBS securities that we purchased during the third quarter of 2004 and cash allocated to the MBS strategy that was invested in short-term U.S. Government Agency-sponsored cash equivalents.  In February of 2005, we entered into forward purchase contracts representing commitments to make future purchases of MBS with an aggregate face value of $375.0 million.  During March 2005, we used a combination of the cash equivalents allocated to the MBS strategy and approximately $19.4 million of borrowings under a repurchase agreement to settle two of the forward purchase contracts with an aggregate face value of $60.0 million.  Of the remaining $315 million in forward purchase contracts, $240 million settled in April 2005 and $75 million settled in May 2005. In June 2005, we sold approximately $75 million of MBS and recognized a gain of $423,000. While it is our intention not to sell the securities from our portfolio, certain market conditions do warrant the sale of securities on occasion. We continue to monitor our MBS portfolio to remain in compliance with our investment policy and our MBS strategy and applicable legal and regulatory requirements.

Interest earned on the MBS portfolio was as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2005	2005
Interest earned on MBS	$3,469	$4,108
Less: MBS premium amortization	(149)	(192)
Interest earned on U.S. Government Agency-sponsored securities	20	235
Less: Custodian fees	(6)	(10)
Interest income from MBS portfolio	$3,334	$4,141

Our interest income from MBS is net of amortization of premiums and varies primarily as a result of changes in interest rates and prepayment speeds.  Changes in both interest rates and prepayment speeds are uncertain and represent principal risks of our MBS strategy.  Prepayment speeds, as reflected by the Constant Prepayment Rate (“CPR”), and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted.  In general, as prepayment speeds on our MBS increase, related purchase premium amortization increases, thereby reducing the net yield on MBS.

As of June 30, 2005, the net yield on the MBS portfolio increased to 4.12% from 3.64% in the first quarter of 2005. The increase of 48 basis points was the result of the increased net yield on the MBS securities purchased in the second quarter of 2005. The increase in the net yield was partially offset by an increase in premium amortization due to higher weighted average CPR.

The following table presents key metrics of our MBS, for the quarterly periods presented:

Quarter Ended	Weighted Average Coupon	Weighted Average CPR	Weighted Average Yield
September 30, 2004	3.93%	—%	3.88%
December 31, 2004	3.92%	7.3%	3.76%
March 31, 2005	4.01%	16.5%	3.64%
June 30, 2005	4.44%	17.0%	4.12%

We believe that the CPR in future periods will depend, in part, on changes in and the level of market interest rates across the yield curve, with higher CPRs expected during periods of declining interest rates and lower CPRs expected during periods of rising interest rates.

Interest Expense on Short-Term Borrowings

Interest expense on short-term borrowings for the three and six months ended June 30, 2005, was $1,707,000 and $1,719,000, respectively and relates solely to the interest costs associated with repurchase agreements used to leverage our MBS portfolio. The Company expects that recent and anticipated increases in market interest rates will cause the Company’s borrowing costs to increase during the remainder of 2005, as more fully described below under the heading “Interest Rate Risk” included in Item 3 of Part I of this Quarterly Report.

The following table presents key metrics of our repurchase agreements, for the quarterly periods presented:

Quarter Ended	Weighted Average Interest Rate	Weighted Average Days to Maturity
March 31, 2005	2.83%	25
June 30, 2005	3.03%	26

Operating Expenses and Other Income

Our operating expenses and other income declined approximately 68% and 66% for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004, primarily reflecting the reduction in our corporate staff and corporate infrastructure, as we moved out of the mobile and wireless data businesses and focused on the MBS business.  In addition, we incurred significant professional fees and investment banking expenses during 2004 in connection with the sale of our mobile and wireless data businesses. We did not incur investment banking expenses and our professional fees were significantly lower during the first half of 2005. As discussed below, we do not expect our operating expenses to continue to decline at the same rate in the future.

	Three Months Ended June 30,		Six Months ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Selling, general and administrative	$1,433	$3,686	$3,215	$6,972
Depreciation	29	475	78	1,103
Stock compensation expense	—	137	76	559
Other income	(19)	(22)	(207)	(52)
Restructuring charge	—	275	(7)	690

	$1,443	$4,551	$3,155	$9,272

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist primarily of cash compensation and personnel related costs, along with rent and general support costs.  These expenses also include the costs of outside professionals, including legal counsel, accountants and our investment advisors.

SG&A expenses decreased by approximately $349,000 for the three months ended June 30, 2005, compared to the three months ended March 31, 2005. Decreases were noted in all SG&A categories with the exception of our investment advisors fees, software licensing fees and the related costs of our annual and quarterly filings. Management anticipates that recurring SG&A for the MBS business will average approximately $1,000,000 per quarter (excluding fees paid to our investment advisor ).

SG&A expenses decreased $2,253,000 or approximately 61%, for the three months ended June 30, 2005, compared to the same periods in 2004, primarily because we sold our mobile and wireless data business and streamlined our corporate infrastructure to be appropriate for managing the MBS business.  Of the decrease, approximately $586,000 was related to personnel reductions.  Other major components of the decrease include reductions in insurance of $184,000, professional fees of $432,000, facility costs of $156,000 and a reduction in investment banking costs. The decrease was partially offset by $139,000 in fees related to our investment advisor.

SG&A expenses decreased $3,757,000 or approximately 54%, for the six months ended June 30, 2005, compared to the same period in 2004, also primarily because as we sold our mobile and wireless data businesses and streamlined our corporate infrastructure to support the MBS business.  Of the decrease, approximately $1,670,000 was related to personnel reductions.  Other major components of the decrease include reductions in insurance of $360,000, professional fees of $575,000, facility costs of $253,000 and telecommunications costs of $139,000. The decrease was partially offset by $180,000 in fees paid to our investment advisor.

Depreciation

The Company incurs depreciation expense on fixed assets used in its operations.

Depreciation expense decreased approximately $446,000 and $1,025,000 for the three and six months ended June 30, 2005, compared to the same periods in 2004, respectively.  In transitioning from our mobile and wireless data businesses to our MBS business, we streamlined our corporate infrastructure, which included disposing of fixed assets that were no longer needed to support our ongoing business.  Accordingly, we expect our depreciation expense to remain at a consistently lower level than it has been in the past.

Stock Compensation Expense

Stock compensation expense relates to the vesting of restricted shares granted to our employees, officers and directors.

Stock compensation expense decreased approximately $137,000 and $483,000 for the three and six months ended June 30, 2005, compared to the same periods in 2004, respectively, primarily due to the reduction in our personnel.  In addition, stock compensation expense was unusually high in the first quarter of 2004 due to the acceleration of option vesting related to certain executives who departed from the Company during the first quarter of 2004.  For additional information about option grants and other equity awards, see Note 2 of the notes to the Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report.

Other Income

Other income primarily relates to the sale of fully depreciated fixed assets (such as computer equipment and furniture) that were taken out of service during our restructuring efforts associated with the transition to our MBS business.  Management does not anticipate other income to increase in the future as a result of restructuring efforts.

Other income for the three months ended June 30, 2005 and 2004 was approximately $19,000 and $22,000, respectively.  Other income for the six months ended June 30, 2005 and 2004 was approximately $207,000 and $52,000 respectively.

Restructuring Charge

The Company recorded restructuring charges to earnings from continuing operations for the three and six months ended June 30, 2004 of approximately $275,000 and $690,000, respectively.  The restructuring charges included employee separation benefits of approximately $20,000 and $265,000 for the three and six months ended June 30, 2004, respectively. Also included in the charges were facility closure and other costs of approximately $255,000 and $425,000 for the three and six months ended June 30, 2004, respectively.

Non-Operating Income (Expense)

	Three Months Ended June 30,		Six Months ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Other interest income	$301	$1,254	$570	$2,608
Interest expense from subordinated notes	—	(2,604)	—	(5,208)
Unrealized gain on future purchase contracts	—	866	—	866
Investment loss, including impairments, net	(9)	(5,528)	(19)	(4,971)

	$292	$(6,012)	$551	$6,705

Other Interest Income

Other interest income consists primarily of interest income on the $6.9 million subordinated secured promissory note issued by BIO-Key in connection with the sale of our Mobile Government business and interest income on cash equivalents and from investments with a maturity of less than 12 months.  Other interest income declined for the three and six months ended June 30, 2005, compared to the same periods in 2004, as the result of decreasing cash and investment balances as we reduced our investment in money market and other short-term accounts in favor of investment in MBS.  We expect other interest income to continue to decline as our cash and short-term investment balances decline with the expansion of our MBS portfolio.

Interest Expense from Subordinated Notes

Interest expense consists primarily of debt service on the 6% convertible subordinated notes that we redeemed in October 2004.  Accordingly, we did not incur any interest expense during the three and six months ended June 30, 2005 related to the notes.

Unrealized Gain on Future Purchase Commitments

In the second quarter of 2004, we had future purchase commitments.  As of June 30, 2004, we recorded an $866,000 unrealized gain related to these positions.  In July 2004, we sold our positions and realized a gain of approximately $1.8 million.  See the heading “Critical Accounting Policies”, above, for a discussion of this future purchase commitment. As of June 30, 2005, we did not own any future purchase commitments.

Investment Loss, Including Impairments, Net

The approximately $9,000 loss incurred during the first quarter of 2005 was related to the sale of shares of Viryanet, a company in which we made an investment during 2000.

The Company experienced a $5.5 million loss during the second quarter of 2004 in liquidating its holdings of United States Government Agency-sponsored securities before their maturity.  This loss was partially offset by gains of approximately $557,000 during the first quarter of 2004 as the result of increases in two investments.  Specifically, we realized a gain of approximately $206,000 on the sale of our investment in Juniper Financial, another company in which we made an investment during 2000.  We also recognized a gain of $326,000 from the sale of 204,020 shares of Class A common stock of Telecommunication Systems, Inc. that was valued as of closing at approximately $1.1 million and which we sold in March, 2004.  We received these shares in connection with the sale of our EMS business to TCS in January 2004.

Provision for Income Taxes

The Company has not recorded any tax expense, as discussed in Note 2(e) of the notes to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

Discontinued Operations

We expensed $121,000 to discontinued operations for the three and six months ended June 30, 2005, related to the disposition of our wireless businesses in the third quarter of 2004. Under GAAP, this amount is properly allocated to “discontinued operations”.

The following table provides the detail of the gain recognized on the sale of the EMS segment, which was completed in the first quarter of 2004:

(Dollars in thousands)	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Proceeds	$—	$20,143
Expenses	(217)	(1,242)
Net assets	(28)	(750)
Gain on sale of EMS segment	$(245)	$18,151

The summary of operating results for the three months ended June 30, 2004 from discontinued operations is as follows:

(Dollars in thousands)	EMS	Transportation	Mobile Government	Total
Net sales	$—	$7,729	$4,692	$12,421
Net loss from discontinued operations	$—	$(29,114)	$(9,915)	$(39,029)

The summary of operating results for the six months ended June 30, 2004 from discontinued operations is as follows:

(Dollars in thousands)	EMS	Transportation	Mobile Government	Total
Net sales	$—	$15,436	$9,454	$24,890
Net loss from discontinued operations	$(481)	$(31,745)	$(10,639)	$(42,865)

The Company did not allocate any interest income or expense to its discontinued businesses.

Other Comprehensive Income (Loss)

During 2005, our MBS portfolio experienced unrealized holding gains and losses, reflecting what we consider to be temporary changes in market value. The Company has evaluated the unrealized losses and has determined that the MBS are not other than temporarily impaired. Accordingly, we have presented the unrealized gains and losses as a separate component of stockholders’ equity on our balance sheet.  In the event that any unrealized loss becomes other-than-temporary, we would recognize the loss immediately and it would reduce our net income in the period in which such loss became other-than-temporary.  As of June 30, 2005, the net unrealized loss on these MBS was approximately $820,000.

At the beginning of 2005, the net realized loss on our MBS portfolio was $216,000.  During 2005, our MBS portfolio experienced unrealized holding losses in the first quarter and unrealized gains in the second quarter.  As of March 31, 2005, there was an additional total unrealized loss of approximately $1.8 million.  Due to market changes during the second quarter of 2005, approximately $1.2 million of unrealized gain was recognized as of June 30, 2005, reducing the total unrealized loss for all of 2005 to approximately $600,000.The Company and has determined that the impairment in value is temporary. Accordingly, we have presented the unrealized gains and losses for 2005 as a separate component of the income statement (included in Other Comprehensive Income (Loss)).  In the event that any unrealized loss becomes other-than-temporary, we would recognize the loss immediately, and it would reduce net income in the period in which such loss became other-than-temporary.

In 2004, our foreign currency translation loss was recognized through the sale of our non-US operations, which were part of our Enterprise Mobility Systems business.

LIQUIDITY AND CAPITAL RESOURCES

The following table reflects net cash provided by (used in) operations, investing, and financing activities:

	Six Months Ended June 30,
(Dollars in thousands)	2005	2004
Net cash (used in) provided by operating activities from continuing operations	$1,661	$(10,092)
Net cash provided by discontinued operations	(121)	(2,661)
Net cash provided by (used in) provided by operating activities	1,540	(12,753)
Net cash provided by (used in) investing activities	(290,136)	235,171
Net cash provided by financing activities	253,307	3,902
Net increase (decrease) in cash and cash equivalents	$(35,289)	$226,320

Net cash provided by operating activities was $1.5 million during the first six months of 2005, which was primarily driven by increases in working capital. The increase in working capital allows the Company to meet the demands of daily operations and potentially expand its business. Net cash used in operating activities was $12.7 million for the first six months of 2004.  The principal use of cash during that period was to fund our losses from operations.

During the first six months ended, June 30, 2005, cash used in investing activities was $290 million which primarily related to $387.3 million used to purchase MBS, partially offset somewhat by $23.3 million of principal payments on our MBS that we received during the quarter and the sale of approximately $75 million of MBS in June. Net cash provided by investing activities was $235.1 million for the six months ended June 30, 2004, consisting primarily of $216.8 million from the liquidation of investments (primarily United States Government Agency-sponsored securities) as discussed above under the heading “Investment Gain or Loss, Including Impairments, Net.” Additionally, we received $16.2 million from the sale of our EMS segment (which is an amount net of transaction expenses) and $2.2 million from the sale of our investments in Veristar and Juniper stock

Net cash provided by financing activities was $253 million during the first six months of 2005 which primarily related to the funding we received through repurchase agreements to purchase MBS. Net cash provided by financing activities was $3.9 million during the first six months of 2004, consisting of decreases in restricted cash and receipt of proceeds from the exercise of stock options.

The Company’s principal sources of liquidity consist of borrowings under repurchase agreements, principal repayments received on its portfolio of MBS, cash flows generated by operations and proceeds from capital market transactions. The Company’s most significant uses of cash include purchases of MBS and payments to fund operations. As of June 30, 2005, our Board of Directors had authorized the investment of up to $100.0 million of our available cash in our MBS business, and we have fully invested this amount. Depending on market conditions and limitations applicable to our ability to continue to use our tax loss carryforwards, we may seek to raise additional cash to expand our business by selling shares of our capital stock or other securities, although there is no assurance we would be able to complete such sales on favorable terms or at all.  We discuss the potential limitations that applicable IRS regulations impose our ability to raise additional funds by selling shares of our capital stock above under the heading “Overview – Mortgage Backed Securities Strategy.”

As discussed above, we depend on short-term borrowings, primarily repurchase agreements, to fund our purchases of MBS and leverage our portfolio.  In addition, we must renew our repurchase agreements regularly to avoid having to liquidate our MBS investments prior to their maturities and under adverse market conditions, when a sale of MBS securities may result in losses.

At June 30, 2005, we had master repurchase arrangements in place with four counterparties, covering up to an aggregate of $850 million of borrowings.  As of that date, we had $253 million of borrowings outstanding. These master repurchase arrangements are not commitments to lend money to us, and there is no guarantee that we will be able to borrow under these arrangements in the future.  In addition, these master repurchase arrangements have no stated expiration but can be terminated at any time at our option or at the option of the counterparty. If we are unable to obtain funds to satisfy our MBS purchase commitments, or if we are unable to renew or replace maturing borrowings on favorable terms or at all, our financial condition and results could be materially and adversely affected.  In addition, increases in short-term interest rates could negatively impact the valuation of our MBS, which could limit our borrowing ability or cause our counter-parties under our master repurchase arrangements to initiate margin calls.  This would increase our liquidity needs and could reduce our ability to borrow.  We could be required to sell our MBS or to sell forward purchase commitments prior to their settlement, or sell the underlying MBS at the time of settlement under adverse market conditions, or for prices and on terms that are less favorable than those we might otherwise be able to secure.  In such situations, we may be forced to sell investments at a loss.

We believe that our equity capital, combined with the cash flows from operations and the utilization of available borrowings, will be sufficient to enable us to meet anticipated liquidity requirements. If the interest rates on our repurchase agreements increase substantially above our expectations, this would adversely affect performance of our portfolio of MBS and could cause a liquidity shortfall.  Our borrowing costs under repurchase agreements will generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin.  If these costs increase faster than the rates paid by the securities in which we invest, and if our cash reserves are at anytime insufficient to satisfy our liquidity requirements, the financial results of our MBS business will be negatively affected and we may be required to liquidate mortgage-backed securities or sell debt or additional equity securities. If required, the sale of mortgaged-backed securities at prices lower than the carrying value of such assets would result in losses and reduce income.

Our financial condition may also be affected by claims relating to the mobile and wireless data businesses that we sold during 2004.  Under the definitive purchase agreements that we signed to effect those sales, we have agreed to indemnify the buyers of those businesses for certain breaches of representations and warranties and other covenants that we provided to them with respect to the sales of the businesses.  In addition, we remain liable for the operation of each of the business segments prior to the dispositions.  We also have retained liability for certain continuing obligations associated with the Mobile Government segment, as described in Note 8 of the notes to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.  In addition, as discussed in Note 9 of the notes to our Condensed Consolidated Financial Statements, we are involved in a dispute with the buyer of our Transportation segment about the amount of post-closing payments and purchase price adjustments.  To the extent this dispute is not resolved in our favor, we may not receive certain additional payments that we expect and we may be required to make a cash payment to the buyer.  In such event, we would record a charge against earnings, further increasing the loss on the sale of the Transportation segment.

CONTRACTUAL OBLIGATIONS

The following table reflects our contractual commitments, including our future minimum lease payments as of June 30, 2005:

	Payments due by period
Contractual Obligations (Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Facility Leases	4,304	1,321	2,983	—	—
Less: Subleases	(3,925)	(1,199)	(2,726)	—	—
Facility Leases, Net	379	122	257
MBS Repurchase Agreements	253,083	253,083
Other Purchase Obligations	239	239		—	—

Total	$253,701	$253,444	$257	$—	$—

In addition to the obligations above, we have guaranteed the lease payments for some assigned leases on properties related to discontinued operations.  We have also provided collateral assurance in the form of a letter of credit in support of BIO-Key’s performance obligations under the Hamilton County, Ohio project, as described in more detail in Note 8 of the notes to the Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties.  When used herein, the words “anticipate”, “believe”, “estimate”, “intend”, “may”, “will”, and “expect” and similar expressions as they relate to our Company or its management are intended to identify such forward-looking statements.  Forward-looking statements are based on our current expectations and assumptions, which are subject to risks and uncertainties.  They are not guarantees of our future performance or results.  The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  Factors that could cause or contribute to such differences include: (1) our ability to manage our MBS business successfully including the potential that in light of market conditions, the size of our MBS portfolio and the amount of leverage we incur may remain below targeted levels, which may result in lower earnings than if we had a larger, more highly leveraged portfolio; (2) our ability to realize value from our accumulated net operating and net capital losses, (3) potential liabilities relating to the sales of our mobile and wireless businesses, (4) our ability to obtain and to renew repurchase agreements that we need to finance our MBS portfolio on favorable terms or at all, (5) our ability to manage our interest rate risk exposure, particularly because our repurchase agreements are short-term borrowings and our MBS investments are long-term investments, and (6) other factors discussed in our filings with the Securities and Exchange Commission.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  These and other risks and uncertainties are discussed in detail in our 2004 Annual Report on Form 10-K/A and should be reviewed carefully.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements.  Actual results could differ materially from those projected in these forward-looking statements.

We seek to manage the interest rate, market value, liquidity, and prepayment risks inherent in our MBS strategy in a responsible manner designed to promote our growth and success while, at the same time, seeking to maximize stockholder value.  We are not planning to be adverse to risk, but are aiming to assume only those risks we believe we can manage and which we believe will produce a sufficient return to justify taking those risks.

Interest Rate Risk

We plan to invest primarily in adjustable-rate MBS.  As we continue to build our portfolio of MBS, we expect that our debt obligations will generally continue to be short-term repurchase agreements that are periodically refinanced at current market prices.

Adjustable-rate MBS are typically subject to periodic and lifetime interest rate caps that limit the interest rate payable on our MBS.  Our borrowings are not subject to similar restrictions and therefore, in a period of rising interest rates, the interest rates on our borrowings could increase without limitation, while the interest rates on our MBS may not experience corresponding increases.  In addition, certain MBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding.  These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity and net income.

As we continue our MBS investment strategy and use leverage to acquire MBS, we expect that we will continue to fund the purchase of a substantial portion of our portfolio with borrowings that have interest rates based on indices and repricing terms similar to, but generally with shorter maturities than, the interest rate indices and repricing terms of the MBS.  Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities.  During periods of changing interest rates, such interest rate mismatches could negatively impact our net income and the market price of our common stock. For example, in a rising rate environment, our interest expense would increase by approximately 15% and 30%, if interest rates increased by 50 and 100 basis points, respectively. To manage this risk, we may enter into derivative instruments to hedge the risk of changes in interest rates on our borrowings.  As of June 30, 2005, we had not entered into any interest-rate hedges.

Market Value Risk

Although we intend to hold MBS investments that we make to their maturities, we may sell them at any time in response to market conditions.  Currently our MBS investments are classified as available-for-sale assets.  As such, they are reflected at fair value (i.e. market value), with any adjustment between cost and fair value being reflected as part of accumulated other comprehensive income that is included in the income statement.  The market value of our assets can fluctuate due to changes in interest rates and other factors including, foreign currency exchange rates, commodity prices and equity prices.  Changes in the level of interest rates also can affect the value of our MBS and our ability to realize prior to their maturities.

The chart below illustrates the effect on portfolio value should interest rates rapidly increase or decrease by 50 and 100 basis points (a rate shock).  We have estimated the impact of the rate shocks will be parallel to each other, based on the current yield curve.  Our portfolio of MBS as of June 30, 2005 was valued at $352 million.  Assumptions made in calculating the impact on our MBS portfolio value from interest rate shocks include interest rates, prepayments and yield spread of MBS relative to prevailing interest rates.

Change in Interest Rate	Projected% Change in MBS Portfolio Value
- 100 basis points	0.80%
- 50 basis points	0.46%
Base interest rate	—
+ 50 basis points	(0.60)%
+100 basis points	(1.33)%

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term borrowings.  The interest rates on our borrowings generally adjust more frequently than the interest rates on our MBS.  Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS.  As a result, we could experience a decrease in net income or an increase in net loss during these periods.  Assets that are pledged to secure short-term borrowings will be high-quality, liquid assets.  As a result, we expect to be able to extend our short-term debt as it matures.  However, there can be no assurance that we will always be able to extend our short-term debt and, as a result, we may be required to liquidate MBS to satisfy our liquidity needs. Sales of MBS at prices below their carrying value would result in losses and reduced income.  In addition, increases in short-term interest rates could negatively impact the valuation of our MBS, which could limit our borrowing ability or cause our counter-parties under our master repurchase arrangements to initiate margin calls.  This would increase our liquidity needs and could reduce our ability to borrow or require us to sell a portion of our MBS investments at a time when their market value is below our cost.

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

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s chief financial officer and chief executive officer, of the effectiveness of the Company’s disclosure controls and procedures, as of June 30, 2005.  Based on their evaluation as of June 30, 2005, the chief executive officer and chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting and Disclosure Controls and Procedures

During the three months ended June 30, 2005, no change occurred in the Company’s internal control over financial reporting that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting. Our corporate controller left the Company in June 2005 and was replaced (after a transition period during which the former controller and the new controller worked together) by a new corporate controller who also has prior experience serving as a senior financial officer of a publicly traded SEC reporting company. We do not believe the Company’s internal control over financial reporting has been, or is likely to be, materially affected by this personnel change.

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

Not Applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS

Exhibits

2.1	Agreement and Plan of Reorganization, dated as of May 4, 2005

3.1	Certificate of Incorporation of Aether Holdings, Inc.

3.2	By-laws of Aether Holdings, Inc.

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

Dated:	August 5, 2005
Aether Holdings, Inc.

By:	/s/ David C. Reymann
David C. Reymann
Chief Financial Officer
(Principal Financial and Accounting Officer)