Form 10-Q
period 2005-09-30
AETHER HOLDINGS INC
filed 2005-11-07
CIK 1093434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27707

AETHER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2186634
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

621 E. Pratt St., Suite 601, Baltimore, MD	21202
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (443) 573-9400

Securities registered Pursuant to Section 12(b) of the Act: NONE.

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.01

Not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 2, 2005, 44,018,946 shares of the Registrant’s common stock, $.01 par value per share, were outstanding.

AETHER HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
THE QUARTER ENDED SEPTEMBER 30, 2005

PART I—FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

AETHER HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$22,446	$60,723
Mortgage-backed securities available for sale, at fair value	281,189	62,184
Interest receivable	1,289	356
Prepaid expenses and other assets	372	4,124
Restricted cash	8,633	8,832
Property and equipment, net	228	367
Total assets	$314,157	$136,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$3,546	$3,494
Repurchase agreements	181,749	—
Accrued employee compensation and benefits	83	186
Accrued restructuring	—	259
Accrued interest payable	78	—
Other long term liabilities	2,057	2,057
Total liabilities	187,513	5,996

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 44,018,946 and 43,963,963 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	440	440
Additional paid-in capital	2,593,085	2,592,977
Accumulated deficit	(2,463,332)	(2,462,611)
Unrealized loss on investments available for sale	(3,549)	(216)
Total stockholders’ equity	126,644	130,590

Commitments and contingencies

Total liabilities and stockholders’ equity	$314,157	$136,586

See accompanying notes to Condensed Consolidated Financial Statements.

AETHER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income from mortgage-backed securities	$3,317	$256	$7,459	$256
Interest expense on short-term borrowings	(2,131)	—	(3,851)	—
Net interest income from mortgage-backed securities	1,186	256	3,608	256

Gain (loss) on sale of mortgage-backed securities	(159)	960	264	1,826
Operating expenses (income):
Selling, general and administrative expenses	1,036	2,674	4,070	9,647
Investment advisor fees	108	29	289	29
Depreciation	30	445	107	1,547
Stock compensation expense	—	13	76	571
Other expense (income)	(54)	146	(260)	93
Restructuring charge	—	(41)	(7)	649
Total operating expenses	1,120	3,266	4,275	12,536

Operating loss	(93)	(2,050)	(403)	(10,454)

Non-operating income (expense)
Other interest income	331	614	901	3,222
Interest expense from subordinated notes	—	(2,604)	—	(7,811)
Investment loss, net	—	—	(19)	(4,971)
Total non-operating income (expense)	331	(1,990)	882	(9,560)

Income (loss) from continuing operations	238	(4,040)	479	(20,014)

Discontinued operations
Loss from discontinued operations	(1,073)	(2,582)	(1,194)	(45,450)
Gain on sale of discontinued operations	—	2,876	—	21,027
Gain (loss) from discontinued operations	(1,073)	294	(1,194)	(24,423)
Net loss	$(835)	$(3,746)	$(715)	$(44,437)

Other comprehensive loss:
Foreign currency translation adjustment	—	56	—	(3,830)
Unrealized holding gains (losses) on investments available for sale	(2,728)	(114)	(3,332)	131

Comprehensive loss	$(3,563)	$(3,804)	$(4,047)	$(48,136)
Net income (loss) per share (basic and diluted) from continuing operations	$0.01	$(0.09)	$0.01	$(0.46)
Net loss per share (basic and diluted) from discontinued operations	(0.03)	(0.06)	(0.03)	(1.03)
Gain on sale of discontinued operations	—	0.06	—	0.47
Net loss per share (basic and diluted)	$(0.02)	$(0.09)	$(0.02)	$(1.02)
Weighted average shares outstanding
Basic	44,019	43,840	44,006	43,639
Diluted	44,538	43,840	44,486	43,639

See accompanying notes to Condensed Consolidated Financial Statements.

AETHER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss) from continuing operations	$479	$(20,014)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	107	1,547
Amortization of loan fees	—	840
Amortization of premiums on MBS	442
Stock compensation expense	76	571
Gain on disposal of assets	—	(56)
Investment (gains) losses	(245)	3,145
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(933)	1,256
(Increase) decrease in prepaid expenses and other assets	3,693	(119)
Increase (decrease) in accrued expenses and accrued employee compensation and benefits	(51)	41
Increase (decrease) in interest payable	78	(2,323)
Increase (decrease) in restructuring accrual and other long term liabilities	(259)	817
Net cash provided by (used in) operating activities from continuing operations	3,387	(14,295)
Net cash used in discontinued operations	(1,194)	(4,699)
Net cash provided by (used in) operating activities	2,193	(18,994)
Cash flows from investing activities:
Sales and maturities of investments available for sale	106,724	1,210,648
Purchases of investments available for sale	—	(1,048,888)
Purchase of mortgage-backed securities	(387,349)	(20,950)
Principal payments from mortgage-backed available for sale securities	58,150	—
Proceeds from the sale of EMS segment, net of transaction costs	—	18,420
Proceeds from the sale of Transportation segment, net of transaction costs	—	23,070
Proceeds from the sale of Mobile Government segment, net of transaction costs	—	8,828
Purchase of property and equipment	32	(272)
Disposals of property and equipment, net	—	13
Sales of long-term investments	—	2,203
Net cash provided by (used in) investing activities	(222,443)	193,072
Cash flows from financing activities:
Decrease in restricted cash	199	4,628
Proceeds from repurchase agreements	181,749	—
Exercise of options and warrants	25	1,932
Net cash provided by financing activities	181,973	6,560
Net increase (decrease) in cash and cash equivalents	(38,277)	180,638
Cash and cash equivalents, at beginning of period	60,723	26,222
Cash and cash equivalents, at end of period	$22,446	$206,860
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,773	$9,294

Supplemental disclosure of non-cash investing and financing activities:

In January 2004, in connection with the sale of the Enterprise Mobility Solutions segment, the Company received common stock of TeleCommunication Systems, Inc. and a note receivable with an estimated fair value of $1.1 million and $1.0 million, respectively.

For the nine months ended September 30, 2005 and 2004, the Company recorded unrealized holding gains and (losses) of approximately $(3,332,000) and $131,000, respectively, associated with its investments available for sale. These amounts have been reported through changes in stockholders’ equity.

See accompanying notes to Condensed Consolidated Financial Statements.

AETHER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, DESCRIPTION OF THE BUSINESS, AND BASIS OF PRESENTATION

(a) ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Aether Holdings, Inc. (the “Company” or “Aether”) is a holding company that owns 100% of the stock of Aether Systems, Inc..  The Company’s principal business activity is the investment in mortgage-backed securities (“MBS”), as discussed in Note 3 below.

Aether Systems was formed in January 1996.  On July 12, 2005, the stockholders of Aether Systems approved a holding company reorganization of Aether Systems in which each share of Aether Systems common stock was exchanged for one share of common stock of Aether Holdings and Aether Systems became a wholly-owned subsidiary of Aether Holdings.  The sole activity of Aether Holdings is to hold 100% of the stock of Aether Systems.  Immediately after the reorganization, the consolidated assets, liabilities and stockholders’ equity of Aether Holdings were the same as the consolidated assets, liabilities and stockholders’ equity of Aether Systems. immediately prior to the reorganization.  On July 13, 2005, the stock of Aether Systems ceased to trade on the Nasdaq National Market, and the stock of Aether Holdings began trading under the symbol “AETH.”  The reorganization was designed to help to protect the long-term value to Aether of its substantial net operating loss and capital loss carryforwards.

During 2004, the Aether Systems sold the operations of its discontinued Enterprise Mobility Solutions (“EMS”), Transportation and Mobile Government segments.  The financial statements for all periods presented have been restated to present the results of operations of the EMS, Transportation and Mobile Government segments as discontinued operations, as discussed in Note 9 below.

Aether’s continuing operations consist of a single business segment — the mortgage-backed securities (“MBS”) business.

(b) BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  The Condensed Consolidated Balance Sheet as of September 30, 2005 and the Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the three and nine months ended September 30, 2005 and 2004, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004, have been prepared by the Company, without audit.  In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the Condensed Consolidated Financial Statements. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the operating results for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading.  These Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments purchased with original maturities of three months or less and certificates of deposit.  Cash and cash equivalents consisted of the following:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Cash	$11,765	$11,468
Money market accounts	10,614	9,703
U.S. Government Agency-sponsored securities	—	38,384
Certificates of deposit	67	1,168
Total	$22,446	$60,723

(b) INVESTMENTS AVAILABLE FOR SALE INCLUDING MORTGAGE-BACKED SECURITIES

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

Interest income is accrued based on the outstanding principal amount of the securities and their contractual terms.  Premiums and discounts associated with the purchase of the securities are amortized/accreted to interest income over the lives of the securities using the interest method in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.  Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds, and current market conditions.

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

The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net income (loss) from continuing operations, as reported	$238	$(4,040)	$479	$(20,014)
Add stock-based employee compensation expense included in reported net loss	—	13	75	571
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(104)	(301)	(451)	(1,560)
Pro forma net income (loss) from continuing operations	$134	$(4,328)	$103	$(21,003)

Pro forma net income (loss) from continuing operations per share	$0.00	$(0.10)	$0.00	$(0.48)

Weighted average basic shares outstanding	44,019	43,840	44,006	43,639

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

(e) DEFERRED TAX ASSETS

The Company has deferred tax assets as a result of accumulated operating and capital losses.  The Company will only be able to realize value from the accumulated operating losses if it becomes profitable and generates taxable income. It will only be able to realize value from the accumulated capital losses if it can generate capital gains.  In addition, its ability to realize value from these accumulated losses is subject to various risks and uncertainties, including regulations that, under certain circumstances, may limit the Company’s ability to use these net losses to reduce future taxes that it might otherwise owe. The Company presently does not have sufficient objective evidence regarding the Company’s ability to achieve profitability in future periods; accordingly, the Company has maintained a full valuation allowance for its net deferred tax assets.

Under federal and state tax laws, the Company may use its accumulated losses to substantially reduce the income taxes it otherwise would have to pay on future taxable income.  As a result, to the extent the Company earns income it expects to have little or no income tax liability for a period of time.

As of September 30, 2005, the Company had accumulated federal net operating losses totaling approximately $776.6 million that it can “carry forward” as potential tax deductions until they expire between 2016 and 2025.  In addition, the Company has accumulated capital losses of approximately $272.2 million that it can “carry forward” as potential tax deductions (but only against net capital gains) until they expire between 2005 and 2010. For the three and nine months ended September 30, 2005, the Company has not provided for any tax expense in its financial statements because any book income would be absorbed by the utilization of our net operating loss.

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

(3) MORTGAGE-BACKED SECURITIES, AT FAIR VALUE

As of September 30, 2005, the Company owned hybrid adjustable-rate mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  Hybrid adjustable-rate MBS are characterized by periodic caps on the interest rates on the underlying mortgages (generally, rate adjustments are limited to 2% every twelve months following the initial rate adjustment) as well as lifetime caps.

The table below summarizes the Company’s MBS portfolio, as of September 30, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
FNMA	$262,140	$—	$(3,284)	$258,856
FHLMC	22,598	—	(265)	22,333
	$284,738	$—	$(3,549)	$281,189

The table below summarizes the Company’s MBS portfolio, as of December 31, 2004:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
FNMA	$62,400	$—	$(216)	$62,184

At September 30, 2005, one mortgage-backed security with a carrying value of $16.3 million and an unrealized loss of $229,000 had been in a continuous unrealized loss position for the last twelve months. The remaining mortgage-backed securities with a carrying value of $268.4 million were in a continuous unrealized loss position for less than twelve months. The reason for the decline in value and increase in the unrealized loss position is solely due to increases in interest rates. All of the mortgage-backed securities held in the Company’s MBS portfolio are “AAA” rated or carry an implied “AAA” rating. In addition, the Company has the ability and intent to hold its securities to maturity or for a sufficient period of time for the market price to recover or exceed the cost of the investments.  As indicated above, our MBS are hybrid, adjustable rate securities which have interest rates that initially reset after three or five years and reset annually thereafter. Consequently, the Company has evaluated the unrealized losses and has determined that the MBS are not other than temporarily impaired

(4) REPURCHASE AGREEMENTS

The Company finances the acquisition of its MBS through the use of repurchase agreements with the MBS serving as collateral. At September 30, 2005, all of the Company’s borrowings were fixed rate repurchase agreements with original maturities of 7-29 days. The following table provides selected information on the Company’s repurchase agreements at September 30, 2005.

	Amount	Weighted average rate
	(Dollars in thousands)
Counterparty
Daiwa Securities of America	$37,385	3.87%
Countrywide Securities Corporation	61,224	3.82%
UBS Financial Services, Inc.	83,140	3.83%

Total	$181,749	3.84%

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

	Employee Separation Benefits	Facility Closure Costs and Other	Total
	(Dollars in thousands)
Accrual as of December 31, 2004	68	191	259
Credits reducing previously accrued amounts	—	(7)	(7)
Cash payments and other	(68)	(184)	(252)
Restructuring liability as of September 30, 2005	$—	$—	$—

(6) DEBT

On October 4, 2004, the Company repurchased the remainder of its outstanding 6% convertible subordinated notes due in March 2005.

(7) RELATED PARTY TRANSACTIONS

Through February 2005, the Company received benefit coordination services from Huber Oros, which was considered a related party because an owner of Huber Oros is related to a member of the Company’s senior management who also serves on the Company’s Board of Directors.  During February 2005, Huber Oros was acquired by an unrelated entity and the individual who is a related party did not retain any continuing ownership interest in the acquiring entity.  For the three and nine months ended September 30, 2005, expenses related to Huber Oros were approximately $0 and $7,000, respectively. For the three and nine months ended September 30, 2004, expenses related to Huber Oros were approximately $33,000 and $103,000, respectively.  As of September 30, 2005 and December 31, 2004, there were no outstanding payables due to Huber Oros.

The Company receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at that firm is a member of the Company’s Board of Directors.  For the three and nine months ended September 30, 2005, expenses related to Kirkland & Ellis LLP were approximately $145,000 and $595,000, respectively. For the three and nine months ended September 30, 2004, expenses related to Kirkland & Ellis were approximately $736,000 and $1.7 million, respectively.  As of September 30, 2005 and December 31, 2004, the Company had outstanding payables due to Kirkland & Ellis LLP of approximately $45,000 and $0, respectively.

(8) COMMITMENTS AND CONTINGENCIES

(a) LEGAL PROCEEDINGS

Aether is among the hundreds of defendants named in nine class action lawsuits seeking damages on account of alleged violations of securities law.  The case is being heard in the United States District Court for the Southern District of New York.  The court has consolidated the actions by all of the named defendants that actually issued the securities in question.  Now there are approximately 310 consolidated cases before Judge Scheindlin, including the Aether action, under the caption In Re Initial Public Offerings Litigation, Master File 21 MC 92 (SAS).

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

Initial motions to dismiss the case were filed and the court held oral argument on the motions to dismiss on November 1, 2002.  On February 19, 2003, the court issued an Opinion and Order on defendants’ motions to dismiss, which granted the motions in part and denied the motions in part.  As to Aether, the motion to dismiss the claims against it was denied in its entirety.  Discovery has now commenced.  The plaintiffs voluntarily dismissed without prejudice the officer and director defendants of Aether.  On June 26, 2003, the Plaintiff’s Executive Committee in this case announced a proposed settlement with the issuers.  The proposed settlement is a settlement among the plaintiffs, the issuer-defendants, including Aether, and the officer and director defendants of the issuers.  The plaintiffs will continue litigating their claims against the underwriter-defendants.  Under terms of the proposed settlement, Aether would not incur any material financial or other liability.  On June 14, 2004, the plaintiffs and issuer defendants presented the executed settlement agreement to Judge Scheindlin during a court conference.  Subsequently, plaintiffs and issuers made a motion for preliminary approval of the settlement agreement.  On July 14, 2004, the underwriter defendants filed a memorandum of law in opposition to plaintiffs’ motion for preliminary approval of the settlement agreement.  Reply briefs in support of the settlement were submitted to the court.  In December 2004, the court ordered additional briefing on the motion.  All of the additional briefs were submitted to the court.  On February 15, 2005, Judge Scheindlin issued an Opinion and Order granting preliminary approval to the settlement agreement. The process of communicating formal notice of the proposed settlement to the plaintiff classes has been initiated. The court has scheduled a fairness hearing on the proposed settlement for April 24, 2006, and subsequently will decide whether to grant final approval to the settlement agreement.   There can be no assurance such approval will be granted.

Aether is also a party to other legal proceedings in the normal course of business for which it has accrued $150,000 as of September 30, 2005 for costs relating to these proceedings.  Based on evaluation of these matters and discussions with counsel, the Company believes that any additional liabilities arising from these matters beyond what it has accrued for will not have a material adverse effect on the consolidated results of its operations or financial position. See Note 9 of the notes to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, for additional discussion of claims relating to the sale of the Transportation segment.

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

The Company has guaranteed the payment of assigned leases on properties related to discontinued operations.  The maximum aggregate guarantee on these properties is approximately $316,000. The fair value of the guarantee is not material as of September 30, 2005.

As of September 30, 2005, $7.9 million of the Company’s restricted cash was held as collateral for an irrevocable standby letter of credit. This letter of credit was put in place pursuant to a sales agreement between the Company’s former Mobile Government segment and Hamilton County, Ohio, which related to the provision of an automated field reporting solution and real time wireless data infrastructure.  The letter of credit provides collateral assurance of performance under the sales agreement.  The terms of the sales agreement and the standby letter of credit state that Hamilton County can only draw on the letter of credit after (1) completing the internal dispute resolution process set forth in the sales agreement and (2) providing notice to Mobile Government of its intent to declare a default under the sales agreement and proceed against the letter of credit.  A draw of the funds under the letter of credit is subject to the limitations of liability contained in the sales agreement.  The letter of credit is required to remain in place through December 31, 2006.

Although Mobile Government was sold to BIO-Key International, Inc. (“BIO-Key”) on September 30, 2004, the Company agreed to maintain the $7.9 million letter of credit with Hamilton County.  In consideration of this arrangement, and to assure the Company’s reimbursement should Hamilton County draw on the letter of credit as a result of a default by the buyer, BIO-Key has provided the Company with a $1.0 million cash escrow and a $6.9 million subordinated secured promissory note (the “BIO-Key Note”).  The Company is entitled to retain the $1.0 million and to demand payment under the BIO-Key Note if Hamilton County draws on the letter of credit.  The BIO-Key Note is secured by a second lien on substantially all of BIO-Key’s assets.  The lien is subordinated to $5.0 million of senior secured debt held by certain of BIO-Key’s lenders.  The Company has recorded a liability of approximately $308,000 (included as part of Other Long-term Liabilities) representing the estimated fair value of its guarantee.  As of September 30, 2005, the Company does not anticipate any additional losses from this arrangement.

The Company is maintaining the facility lease for the former Mobile Government headquarters in Massachusetts and is sub-leasing it to BIO-Key.  As a condition to consenting to the sublease, the landlord required the Company to maintain a $749,000 letter of credit to the landlord securing performance under the lease.  BIO-Key has provided the Company with a $749,000 cash deposit that would be available should BIO-Key default on the sublease and the landlord draws on the Company’s letter of credit.  The total remaining payments under both the lease and the sublease are approximately $3.6 million.  Both leases expire in August 2008.

The Mobile Government transactions discussed above have been included in the accompanying balance sheet as of September 30, 2005 as follows:

	Hamilton County, Ohio Contract	Massachusetts Facility Lease	Total
	(Dollars in thousands)
Restricted cash:
Certificates of deposit collateralizing letters of credit	$7,884	$749	$8,633
Other long-term liabilities:
Deposits from BIO-Key available in the event of default	$1,000	$749	$1,749
Other	308	—	308
Total	$1,308	$749	$2,057

(9) SALES OF DISCONTINUED OPERATIONS

During 2004, the Company discontinued and sold its Enterprise Mobility Solutions (“EMS”), Transportation and Mobile Government segments.  The EMS sale occurred during the first quarter of 2004. The sales of the Transportation and Mobile Government segments occurred during the third quarter of 2004.

The following table provides the detail of the gain recognized from the sales of our discontinued operations for the three months ended September 30, 2004:

	EMS	Transportation	Mobile Government	Total
	(Dollars in thousands)
Proceeds	$—	$25,000	$10,000	$35,000
Estimated working capital adjustment	—	(67)	343	276
Expenses	—	(1,930)	(1,172)	(3,102)
Net assets	—	(22,977)	(6,013)	(28,990)
Hamilton County, OH guarantee	—	—	(308)	(308)
Gain on sale of segments	$—	$26	$2,850	$2,876

The following table provides the detail of the gain recognized from the sales of our discontinued operations for the nine months ended September 30, 2004:

	EMS	Transportation	Mobile Government	Total
	(Dollars in thousands)
Proceeds	$20,143	$25,000	$10,000	$55,143
Estimated working capital adjustment	—	(67)	343	276
Expenses	(1,242)	(1,930)	(1,172)	(4,344)
Net assets	(750)	(22,977)	(6,013)	(29,740)
Hamilton County, OH guarantee	—	—	(308)	(308)
Gain on sale of segments	$18,151	$26	$2,850	$21,027

The summary of operating results for the three months ended September 30, 2004 from discontinued operations is as follows:

	EMS	Transportation	Mobile Government	Total
	(Dollars in thousands)
Net sales	$—	$7,566	$4,321	$11,887
Net loss from discontinued operations	$—	$(1,807)	$(775)	$(2,582)

The summary of operating results for the nine months ended September 30, 2004 from discontinued operations is as follows:

	EMS	Transportation	Mobile Government	Total
	(Dollars in thousands)
Net sales	$—	$23,002	$13,775	$36,777
Net loss from discontinued operations	$(481)	$(33,555)	$(11,414)	$(45,450)

The Company did not allocate any interest income or expense to its discontinued operations.

Transportation Sale

On September 17, 2004, the Company sold its Transportation segment to GeoLogic Solutions, Inc. (f/k/a Slingshot Acquisition Corporation (“GeoLogic”), an affiliate of Platinum Equity Capital Partners L.P., pursuant to an asset purchase agreement (the “Asset Purchase Agreement”), for $25.0 million in cash.  The purchase price was subject to a post-closing adjustment based on the Transportation segment’s net working capital at August 31, 2004. The parties also agreed to a true-up of net cash receipts and disbursements relating to the Transportation segment between September 1, 2004 and the closing date.   The transaction was structured as a sale of assets and assumption of certain liabilities.  The assets sold consisted of all of the assets used primarily in the Transportation segment.  GeoLogic assumed responsibility for substantially all post-closing liabilities and certain historical liabilities, of the Transportation segment.

As previously disclosed, during the fourth quarter of 2004 and in January 2005, the Company and GeoLogic advised each other of significant disagreements over both the working capital adjustment and the cash true up.  The Company claimed that it was owed approximately $1 million, and GeoLogic contended that it was owed approximately $8.1 million.  The parties had periodic discussions during 2005 but were unable to resolve their differences.  Under the terms of the Asset Purchase Agreement, if not resolved by agreement, the parties were required to submit the disputed matters to binding arbitration before an independent accounting firm.  Near the end of the third quarter, to avoid the expense and uncertainty of an arbitration proceeding, the Company agreed to settle the working capital adjustment and the cash true-up by paying $235,000 to GeoLogic.  On October 14, 2005, the parties entered into a settlement agreement to reflect this resolution, and the Company paid the settlement amount to GeoLogic on October 17, 2005.  As a result of this settlement, as of the end of the third quarter, the Company wrote off $738,000 in amounts due from GeoLogic that had been recorded as an asset on its balance sheet and recorded an additional expense of $235,000.  These amounts are included in loss from discontinued operations for the third quarter.

Also, during the third quarter, GeoLogic notified the Company of various indemnification claims for alleged breaches of representations and warranties under the Asset Purchase Agreement.  The claims generally involve allegations that the Company failed to provide full disclosure regarding certain aspects of the Transportation segment’s business relationships with one of its major customers and two of its major suppliers.  GeoLogic contends that it had suffered damages totaling $25.6 million as a result of these alleged breaches.  The Company notified GeoLogic that the alleged breaches are without merit and does not believe GeoLogic is entitled to any indemnification recovery.   Although the Company cannot predict the outcome of this situation (which could involve litigation), the Company believes that the indemnification claims are without merit and intends to vigorously defend against them, should GeoLogic decide to pursue them.  If the Company were unsuccessful in defending against claims by GeoLogic, the results could have a material adverse effect on the Company’s business, financial results and financial condition.

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

In this discussion and analysis, we explain our financial condition and the results of our operations.  Before discussing our financial condition and financial results, we provide information about our business:

•                  We describe our current business;

•                  We discuss important tax considerations relevant to our business and financial results; and

•                  We discuss factors that affect the comparability of our financial results and condition from one period to the next.

We then review the results of our continuing operations for each of the three and nine-month periods ended September 30, 2005 and 2004.  We also compare the results of our third quarter of 2005 with the results of our prior two quarters in 2005, as we had more fully implemented our MBS business strategy in 2005 than in 2004We next discuss our liquidity and capital resources, and we conclude this discussion and analysis with a brief explanation of the material changes in our contractual obligations.

OVERVIEW

We currently own and manage a portfolio of mortgage-backed securities.  Our investments consist of adjustable rate, residential mortgage-backed securities issued by the Federal Home Loan Mortgage Association (“FHLMC”), and the Federal National Mortgage Association (“FNMA”). In general, our earnings from these activities represent the spread between the interest income we earn on the mortgage-backed securities we own, less the interest expense we incur to finance the purchase of such securities (to the extent we employ leverage), plus or minus any gains or losses we recognize on the sale of securities, less the amortization of premiums and less the other expenses of managing our business.  The expenses of managing our business include the management fee and the incentive fee we have agreed to pay our outside investment manager, FBR Investment Management, Inc. (“FBR”)

As of July 1, 2005, the initial one-year term of our agreement with FBR expired, and this agreement is now continuing without a fixed term, subject to the right of either party to terminate the agreement with ninety days prior notice.  FBR manages a multi-billion dollar leveraged portfolio of mortgage-backed securities for one of its affiliates.  In addition, we have contracted with FinPro, Inc. (“FinPro”) to provide us with independent oversight of FBR and to assist us in developing, evaluating and managing our MBS strategy.  FinPro is an investment advisory and management-consulting firm that specializes in providing financial advisory services to financial institutions.  FinPro has substantial experience in the MBS market and related markets.

The timing and amount of MBS purchases that we make, the level of leverage that we employ and the alternative investment strategies we explore depend upon market conditions, which we continuously monitor, the advice and recommendations of our outside professional investment and financial advisors, with whom we regularly confer, and applicable regulatory requirements. In light of increasing short-term interest rates and the reduction in the spread between the interest income we earn on our MBS portfolio and the interest expense we incur to finance our purchases, we have not purchased any MBS since May 2005.  In addition, since May 2005, our MBS portfolio has declined from $433 million to $281 million at September 30, 2005.  The decline is the result of our sales of a total of $107 million of MBS (from which we realized net gains of $264,000) and principal pay downs received on our MBS in the ordinary course..

During the third quarter of 2005, we used the net proceeds from the sale of one MBS, principal repayments on the remaining MBS portfolio and approximately $3.1 million of our available cash to reduce our outstanding borrowings by $71 million. As a result, our debt to equity ratio at September 30, 2005 was 1.5 to 1, compared to 2.0 to 1 at June 30, 2005.

In light of the continued reduction in spreads between long-term and short-term interest rates, which has had a negative impact on the value and performance of our MBS portfolio, we have increasingly devoted attention to exploring other potential business opportunities that we believe would help us achieve our overall business objectives.  While we have not identified a particular business or strategy that we believe should be pursued at this time, we intend to continue exploring alternatives and do not expect to make additional investments in our MBS portfolio in the near term.

We have been contacted by various third parties regarding a variety of business opportunities and strategies, as well as several unrelated business opportunities, and our management team evaluates these as appropriate within the context of achieving our business objectives as well as ensuring that we remain in compliance with applicable laws and regulations. We may in the future pursue one or more of these opportunities if our management and our board of directors conclude that they are likely to enhance our ability to achieve our stated objectives more quickly or more reliably.  Such opportunities may complement our MBS business or may involve a different business strategy.  If we were to pursue other business opportunities, they could have a significant impact on our business, operations and financial results.

Although we do not intend to sell our current MBS investments, we may continue to make selected sales if we believe, after consultation with our outside advisors, that market conditions make such sales advisable.  Because we expect that principal repayments on our existing MBS will continue, if we do not purchase additional MBS for an extended period, even if we do not sell any additional MBS, the total amount we have invested in MBS will decline, which will reduce the amount of interest income we receive from our MBS investments.

Our borrowings under repurchase agreements are short-term borrowings that we currently renew on a monthly basis. While the five financial institutions with which we have master repurchase agreements in place have been renewing our borrowings, and while we expect such renewals to continue, the master repurchase agreements that we have with these institutions do not require them to do so.  If we are unable to renew these borrowings or secure necessary funds through other arrangements, we might be required to sell some or all of our MBS investments to repay the borrowings.  In such event, our financial condition and results could be adversely affected, and we might incur significant losses. At September 30, 2005, we have unrealized losses on our MBS portfolio of approximately $3.5 million. We renew our short-term borrowings at the current interest rates offered on the renewal date. As a result, during a period of rising short-term interest rates (as has been the case recently), the cost of our borrowings will increase and the amount of the spread between the cost of our borrowings and the interest rate paid by our MBS portfolio may decline (because the interest rates for our MBS investments change much less frequently).  This will reduce earnings from our MBS portfolio.  To date, we have not chosen to hedge any portion of this interest rate risk, because we do not believe that the potential benefits of such hedging activities justify the cost (and risks) of hedging.  We discuss interest rate risk below under the heading “Interest Rate Risk” included in Item 3 of Part I of this Quarterly Report.

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

As of September 30, 2005, we did not record any tax expense in our financial statements.  See Note 2(e) of the notes to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for a discussion of tax matters.

The Internal Revenue Code and applicable Internal Revenue Service (“IRS”) regulations, contain limitations on certain changes in ownership of our stock by certain stockholders (generally persons who hold, or who acquire, at least 5% of our outstanding shares, calculated in accordance with IRS regulations) which, if exceeded, could reduce or eliminate our ability to use our accumulated tax loss carryforwards in the future (if those changes resulted in a “change of ownership” as that term is defined in Section 382 of the Internal Revenue Code and applicable IRS regulations).  These same tax rules and the need to avoid an ownership change also limit the amount of additional shares we can issue to raise new capital for investment in our business.  In an effort to mitigate these risks, we proposed, and our stockholders approved on July 12, 2005, a holding company reorganization in which Aether Systems, Inc. became a wholly owned subsidiary of Aether Holdings, Inc., a newly formed Delaware corporation (“Aether Holdings”).  In the reorganization, each share of Aether Systems common stock was exchanged for one share of common stock of Aether Holdings.  The stock of Aether Holdings is now traded on the Nasdaq National Market under the symbol “AETH,” and the stock is subject to transfer restrictions that generally restrict any direct or indirect transfer (such as transfers of stock of Aether Holdings that result from the transfer of interests in other entities that own stock of Aether Holdings) if the effect would be to:  (i) increase the direct or indirect ownership of Aether Holdings stock by any person (or public group) from less than 5% to 5% or more; (ii) increase the percentage of Aether Holdings stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of the stock of Aether Holdings; or (iii) create a new public group.  These transfer restrictions are intended to guard against the possibility that public trading of our stock would result in a “change of ownership” under the Internal Revenue Code and applicable IRS regulations and to protect the long-term value of our substantial net operating loss and capital loss carryforwards.

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

Comparability of Financial Results and Condition

Our business has undergone significant change, and consequently our financial results and condition are difficult to compare from one period to the next.  To the extent we make additional changes to our business or our strategy, future period-to-period comparisons may continue to be difficult and our financial condition and results may continue to change.

In 2004, we sold our mobile and wireless data businesses, which had not been profitable historically, and we substantially reduced our operating losses and overall cash consumption.  As a result of the sales of our three mobile and wireless data business segments, we have presented the results of the EMS, Transportation and Mobile Government segments as “discontinued operations.”  These three operating segments accounted for all of the operating revenue and a significant portion of the operating expenses that we have historically reported.  Consequently, when the results of these segments are presented as “discontinued operations,” the operating revenues and expenses of our continuing operations are significantly lower than they have been in the past.  As required by generally accepted accounting principles, we have restated prior periods to reflect the presentation of the EMS, Transportation and Mobile Government segments as “discontinued operations,” so that period-to-period results are comparable.

We began implementing our MBS strategy at the end of June 2004. Since that time, there have been significant changes from one quarter to the next in the size of our MBS portfolio, the amount of interest income we receive from those investments, and the amount of interest expense we pay.

As a result of the sale of our mobile and wireless business and our transition to a focus on the MBS business, we no longer report revenue, cost of revenue or gross profit.  Instead, our income statement consists primarily of interest income and expense, realized and unrealized gains on MBS transactions and selling, general and administrative expenses.  Our balance sheet now includes primarily cash and cash equivalents, investments, repurchase agreements (reflecting funds borrowed to leverage our MBS portfolio), interest receivable and payable and other less significant assets and liabilities.  In addition, in October 2004 we repurchased the outstanding portion of our 6% convertible subordinated notes due in March 2005.  Prior to this time, the interest expense on these notes ($154.9 million of which were outstanding during 2004) represented a material portion of our expenses.

Our MBS are classified as available for sale and are reported at fair value, based on market pricing estimates provided by independent pricing services and dealers who make markets in these financial instruments.  Temporary increases or decreases to market value are included in other comprehensive income on our Condensed Consolidated Statements of Comprehensive Income (Loss) and temporary unrealized gains or losses are reported as a separate component of stockholders’ equity on our Condensed Consolidated Balance Sheets.  Unrealized losses on mortgage-backed securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to other than temporary factors are recognized in net income and the cost basis of the securities is adjusted. See Note 3 of the notes to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, for additional discussion of other than temporary impairment.

As a result of these changes to our business and our operations, our financial statements for the three and nine months ended September 30, 2005 are markedly different compared to the same periods in 2004.

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

COMPARISON OF RESULTS FOR THREE AND NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2005 AND 2004

RESULTS OF CONTINUING OPERATIONS

In this section, when we discuss the results of our operations, we will be talking about our MBS business, which we refer to as “continuing operations.”

As discussed above under the heading “Overview-Comparability of Financial Results and Condition,” our business has changed significantly in 2005.  We did not begin implementing our MBS business until the end of June 2004 and accordingly, earnings related to our MBS business were significantly higher during the three and nine months ended September 30, 2005, compared to the same periods in 2004.

Income (loss) from continuing operations was $238,000 for the three months ended September 30, 2005 compared to $899,000 and $(658,000) for the three months ended June 30, 2005 and March 31, 2005, respectively.

Income from continuing operations was $238,000 and $479,000 for the three and nine months ended September 30, 2005, respectively, compared to losses of $4,040,000 and $20,014,000 for the same periods in 2004.

Income from continuing operations in 2005 was primarily attributed to increased earnings from our MBS portfolio along with  reductions in our operating expenses.  Earnings from our MBS portfolio were limited during the first quarter of 2005, as we did not purchase any additional MBS or leverage our MBS portfolio until the end of March 2005. As forecast, our operating expenses have continued to decline during 2005 as we streamlined our corporate infrastructure to reflect the needs of our changed business and concluded the activities related to transitioning out of our discontinued operations.

Interest Income from Mortgage-backed Securities

Interest income was $3,317,000 for the three months ended September 30, 2005 compared to $3,334,000 and $808,000 for the three months ended June 30, 2005 and March 31, 2005, respectively. The slight decline in interest income for the third quarter in 2005 compared to the second quarter of 2005 resulted from a reduction in the outstanding principal balance of the MBS portfolio primarily due to principal repayments, increased premium amortization due to a higher weighted average Constant Prepayment Rate (“CPR”) used in the calculation of amortization and sales of MBS in late June and late September 2005. The increase in interest income for the second quarter of 2005 compared to the first quarter of 2005 was due primarily to the increased size of our MBS portfolio.

Interest income was $3,317,000 and $7,459,000 for the three and nine months ended September 30, 2005, compared to $256,000 for both periods in 2004. Our MBS portfolio at the beginning of 2005 consisted of two MBS securities that we purchased during the second half of 2004 and cash allocated to the MBS strategy that was invested in short-term U.S. Government Agency-sponsored cash equivalents.  In February of 2005, we entered into forward purchase contracts representing commitments to make future purchases of MBS with an aggregate face value of $375.0 million.  During March 2005, we used a combination of the cash equivalents allocated to the MBS strategy and approximately $19.4 million of borrowings under a repurchase agreement to settle two of the forward purchase contracts with an aggregate face value of $60.0 million.  Of the remaining $315 million in forward purchase contracts, $240 million settled in April 2005 and $75 million settled in May 2005.

Interest earned on the MBS portfolio was as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Dollars in thousands)
Interest earned on MBS	$3,508	$7,616
Less: MBS premium amortization	(249)	(442)
Interest earned on U.S. Government Agency-sponsored securities	65	301
Less: Custodian fees	(7)	(16)
Interest income from MBS portfolio	$3,317	$7,459

Interest earned on MBS varies as a result of changes in interest rates, prepayment speeds as well as the size of our MBS portfolio.  Changes in both interest rates and prepayment speeds are uncertain and represent principal risks of our MBS strategy.  Prepayment speeds, as reflected by the CPR and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted.  In general, as prepayment speeds on our MBS increase, related purchase premium amortization increases, thereby reducing the net yield on MBS.

As of September 30, 2005, the net yield on our MBS portfolio was 4.01%, compared to 4.12% and 3.64% for the three months ended June 30, 2005 and March 31, 2005, respectively. The decline in the net yield for the third quarter of 2005 compared to the second quarter of 2005 was attributable to sales of higher coupon MBS that were held during the second quarter and sold in late June 2005 along with an increase in premium amortization due to higher weighted average CPR.

The following table presents key metrics of our MBS, for the quarterly periods presented:

Quarter Ended	Weighted Average Coupon	Weighted Average CPR	Weighted Average Yield
December 31, 2004	3.92%	7.3%	3.76%
March 31, 2005	4.01%	16.5%	3.64%
June 30, 2005	4.44%	17.0%	4.12%
September 30, 2005	4.35%	32.1%	4.01%

We believe that the CPR in future periods will depend, in part, on changes in and the level of market interest rates across the yield curve.

Interest Expense on Short-Term Borrowings

Interest expense on short-term borrowings is dependent upon the interest rates we are charged as well as the average borrowings outstanding during the quarter (outstanding borrowings vary based upon purchases and sales of MBS and MBS prepayments received).  Historically, our borrowings under repurchase agreements have been short-term obligations which have generally matured on a monthly basis. As a result, as short-term interest rates increase, the interest rates charged under our repurchase agreements increase.

Interest expense on short-term borrowings was $2,131,000 for the three months ended September 30, 2005 as compared to $1,707,000 and $12,000 for the three months ended June 30, 2005 and March 31, 2005, respectively. The increase in interest expense for the third quarter of 2005 versus the second quarter of 2005 was attributable to an increase  in the interest rates charged on our short term borrowings under repurchase agreements partially offset by a decline in the average amount borrowed which resulted from prepayments and reductions in amounts borrowed due to sales of MBS.  Interest expense on short-term borrowings was $2,131,000 and $3,851,000 for the three and nine months ended September 30, 2005. As the Company did not begin leveraging its MBS portfolio until the first half of 2005, there was no comparable interest expense incurred in 2004.  Based upon current market conditions, we expect short term interest rates to continue to rise during the remainder of 2005, increasing our borrowing costs and potentially reducing our net interest income, as more fully described below under the heading “Interest Rate Risk” included in Item 3 of Part I of this Quarterly Report.  In addition, prepayments on our MBS will reduce the average amount of our outstanding short-term borrowings and related interest expense.

The following table presents key metrics of our repurchase agreements, for the periods presented:

Quarter Ended	Weighted Average Interest Rate at Quarter End	Weighted Average Days to Maturity at Quarter End	Weighted Average Cost of Funds for the Quarter Ended
March 31, 2005	2.83%	25	2.83%
June 30, 2005	3.31%	26	3.03%
September 30, 2005	3.84%	18	3.51%

Net Interest Spread

Our interest rate spread which represents the difference between the weighted average yield on our MBS and the weighted average interest rate on our repurchase agreements was 0.50% for the three months ended September 30, 2005, compared to 1.09% and 0.81% for the three months ended June 30, 2005 and March 31, 2005, respectively. The decline  in interest rate spread in the third quarter of 2005 compared to the second quarter of 2005 was primarily attributable to rising interest rates on our short-term borrowings partially offset by a decrease in yield resulting from sales of higher coupon MBS in late June of 2005 . Increases in the interest rate spread during the second quarter of 2005 compared the first quarter of 2005 were due primarily to the purchase of higher coupon MBS during the second quarter offset by increases in our short-term borrowing rates.

Realized Gain (Loss) on Sale of MBS

In September 2005, we sold approximately $33.1 million of MBS and recognized a loss of $159,000. In June 2005, we sold approximately $75 million of MBS and recognized a gain of $423,000. While it is our intent to hold our MBS until maturity, changing market conditions along with the overall management of our MBS portfolio, including the management of leverage levels (all in concert with our investment advisors) sometimes warrants the sale MBS. We continue to monitor our MBS portfolio to remain in compliance with our investment policy and our MBS strategy and applicable legal and regulatory requirements.

As of June 30, 2004, the Company had MBS forward purchase commitments that had increased in value and the Company recorded an unrealized gain of approximately $866,000.  During the third quarter, the purchase commitments continued to increase in value and the Company sold its position, realizing a cash gain of $960,000 and $1.8 million for the three and nine months ended September 30, 2004.

Operating Expenses and Other Income

Operating expenses and other income were $1,120,000 for the three months ended September 30, 2005 compared to $1,443,000 and $1,712, 000 for the three months ended June 30, 2005 and March 31, 2005, respectively. This quarter-over-quarter decline reflects the planned streamlining of our corporate staff and corporate infrastructure to be consistent with our current business and the completion of various activities that we had been required to continue in connection with the process of transitioning out of our discontinued mobile and wireless data operations.

Our operating expenses and other income were $1,120,000 and $4,275,000 for the three and nine months ended September 30, 2005, respectively, compared to $3,266,000 and $12,536,000 for the same periods in 2004. The decline reflects the significantly reduced corporate staff and corporate infrastructure now required compared to when we owned and operated our discontinued mobile and wireless data businesses. In addition, we incurred significant professional fees and investment banking expenses during 2004 in connection with the sale of our mobile and wireless data businesses. We did not incur similar investment banking expenses in 2005 and our professional fees were also significantly lower during in 2005. As discussed below, we do not expect our ongoing operating expenses to continue to decline at the same rate as they have in the past.

	Three Months Ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Selling, general and administrative	$1,036	$2,674	$4,070	$9,647
Investment advisor fees	108	29	289	29
Depreciation	30	445	107	1,547
Stock compensation expense	—	13	76	571
Other expense (income)	(54)	146	(260)	93
Restructuring charge	—	(41)	(7)	649
	$1,120	$3,266	$4,275	$12,536

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses consist primarily of cash compensation and personnel related costs, along with rent and general support costs.  These expenses also include the costs of outside professionals, including legal counsel and accountants.

SG&A expenses were $1,036,000 for the three months ended September 30, 2005, compared to $1,294,000 and $1,740,000 for the three months ended June 30, 2005 and March 31, 2005, respectively. For the three months ended September 30, 2005 compared to the same three month period ended June 30, 2005, generally, decreases were noted in all SG&A categories. For the three months ended June 30, 2005 compared to the same period ending March 30, 2005, generally, decreases were noted in all SG&A categories. Management anticipates that recurring SG&A for the MBS business will average approximately $1,000,000 per quarter.

SG&A expenses were $1,036,000 for the three months ended September 30, 2005, compared to $2,674,000 for the same period in 2004. The decline was primarily a result of the sale of our mobile and wireless data businesses and the streamlining of our corporate infrastructure.  Of the decrease, approximately $551,000 was related to personnel reductions.  Other major components of the decrease include reductions in insurance of $172,000, professional fees of $409,000, facility costs of $141,000 and $107,000 in telecommunication costs.

SG&A expenses were $4,070,000 for the nine months ended September 30, 2005, compared to $9,647,000 for the same period in 2004. The decline was also primarily a result of the sale of our mobile and wireless data businesses and the streamlining of our corporate infrastructure. Of the decrease, approximately $2,320,000 was related to personnel reductions.  Other major components of the decrease include reductions in insurance of $532,000, professional fees of $999,000 facility costs of $394,000 and telecommunications costs of $246,000.

Investment advisor fees

We engaged FBR as our outside investment advisor to carry out the day-to-day management of the MBS portfolio, subject to oversight by our management and our Board of Directors and to investment policies adopted by our Board.  Fees paid to FBR were $108,000 for the three months ended September 30, 2005, compared to $139,000 and $43,000 for the three months ended June 30, 2005 and March 31, 2005, respectively. The increase in fees reflects changes in the size of our MBS portfolio, as FBR’s fee is based on the amount of MBS assets in which we are invested.  FBR is also entitled to an incentive fee based upon overall returns from the MBS portfolio, but FBR has not yet qualified for such incentive fee.

The fees paid to our investment advisor were $108,000 and $ 289,000 for the three and nine months ended September 30, 2005, respectively, compared to $29,000 for the same periods in 2004.

Depreciation

The Company incurs depreciation expense on fixed assets used in its operations.

Depreciation expense was $30,000 for the three months ended September 30, 2005, compared to $29,000 and $49,000 for the three months ended June 30, 2005 and March 31, 2005, respectively.

Depreciation expense was $30,000 and $107,000 for the three and nine months ended September 30, 2005, compared to $445,000 and $1,547,000 for the same periods in 2004, respectively.

 In transitioning from our mobile and wireless data businesses to our MBS business, we streamlined our corporate infrastructure, which included disposing of fixed assets that were no longer needed to support our continuing operations.  As we have now completed the streamlining process, we expect our depreciation expense to remain at approximately its current level in the future.

Stock Compensation Expense

Stock compensation expense relates to the vesting of restricted shares granted to our employees, officers and directors.

Stock compensation expense was $0 for the three months ended September 30 and June 30, 2005, compared to $76,000 for the three months ended March 31, 2005.

Stock compensation expense was $0 and $76,000 for the three and nine months ended September 30, 2005, compared to $13,000 and $571,000 for the same periods in 2004, respectively, with the decrease primarily attributed to the reduction in our personnel.  In addition, stock compensation expense was unusually high in the first quarter of 2004 due to the acceleration of option vesting related to certain executives who left the Company during the first quarter of 2004 in connection with the sale of our EMS business.  For additional information about option grants and other equity awards, see Note 2 of the notes to the Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report.

Other Expense (Income)

Other expense (income) was $(54,000) for the three months ended September 30, 2005 compared to $(19,000) and $(188,000) for the three months ended June 30, 2005 and March 31, 2005, respectively.

Other expense (income) in 2005 primarily relates to income from the sale of fully depreciated fixed assets (such as computer equipment and furniture) that were taken out of service during our restructuring efforts associated with the transition to our MBS business.  Management does not anticipate future other income to increase as a result of the Company’s restructuring efforts. In addition, in September 2005, the Company received a royalty payment of $49,000 from a prior investment.

Restructuring Charge

The Company recorded restructuring charges (income) to earnings from continuing operations of $(41,000) and $649,000 for the three and nine months ended September 30, 2004, respectively.  For the three months ended September 30, 2004, the Company reduced its restructuring accrual to reflect the early termination of a lease obligation.  For the nine months ended September 30, 2004, the Company recorded a charge to earnings of approximately $649,000.  Employee separation benefits of approximately $356,000 under the restructuring plan include severance, medical, and other benefits.  Facility closure and other costs of approximately $293,000 include expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.

Non-Operating Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Other interest income	$331	$614	$901	$3,222
Interest expense from subordinated notes	—	(2,604)	—	(7,811)
Investment loss, including impairments, net	—	—	(19)	(4,971)
	$331	$(1,990)	$882	$(9,560)

Other Interest Income

Other interest income consists primarily of interest income on the $6.9 million subordinated secured promissory note issued by BIO-Key in connection with the sale of our Mobile Government business and interest income on cash equivalents and investments with maturities of less than 12 months.

Other interest income was $331,000 for the three months ended September 30, 2005 compared to $301,000 and $269,000 for the three months ended June 30, and March 31, 2005, respectively. The increase was the result of rising interest rates, partially off-set by a decline in the average cash and investment balances during the periods.

Other interest income was $331,000 and $901,000 for the three and nine months ended September 30, 2005, compared to $614,000 and $3,222,000 for the same periods in 2004, respectively. The decline was the result of decreasing cash and investment balances as we reduced our investment in money market and other short-term accounts in favor of investment in MBS.

Interest Expense from Subordinated Notes

Interest expense from subordinated notes relates primarily to interest paid on the 6% convertible subordinated notes that we redeemed in October 2004.  Accordingly, we did not incur any interest expense during the three and nine months ended September 30, 2005 related to the notes.

Investment Loss, Net

Investment loss was $0 for the three months ended September 30, 2005 compared to $9,000 and $10,000 for the three months ended June 30, and March 31, 2005, respectively. The losses during the first two quarters reflected losses realized upon the sale of all our remaining long-term investments not related to our MBS portfolio.

Investment loss was $0 and $19,000 for the three and nine months ended September 30, 2005, compared to $0 and $4,971,000 for the same periods in 2004, respectively.  The Company experienced a $5.5 million loss during the second quarter of 2004 in liquidating its holdings of United States Government Agency-sponsored securities before their maturity.  This loss was partially offset by gains of approximately $557,000 during the first quarter of 2004 primarily resulting from the sale of two venture investments.  Specifically, we realized a gain of approximately $206,000 on the sale of our investment in Juniper Financial, another company in which we made an investment during 2000.  We also recognized a gain of $326,000 from the sale of 204,020 shares of Class A common stock of Telecommunication Systems, Inc. that was valued as of closing at approximately $1.1 million and which we sold in March, 2004.  We received these shares in connection with the sale of our EMS business to TCS in January 2004.

Provision for Income Taxes

The Company has not recorded any tax expense, as discussed in Note 2(e) of the notes to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

Discontinued Operations

We recorded losses of $1,073,000 to discontinued operations for the three months ended September 30, 2005 compared to $121,000 and $0 for the three months ended June 30, and March 31, 2005, respectively. As of September 30, 2005, the Company wrote off $738,000 in amounts that were recorded as an asset on its balance sheet and recorded a liability of $235,000 as the result of the settlement agreement between the Company and GeoLogic, as discussed in Note 9 of the notes to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report. We expensed $121,000 to discontinued operations for the three months ended June 30, 2005, related to the disposition of our wireless businesses in the third quarter of 2004.

We recorded losses of $1,073,000 and $1,094,000 to discontinued operations for the three and nine months ended September 30, 2005, respectively, compared to $2,582,000 and $45,450,000 for the same periods in 2004 related to the disposition of our wireless businesses,, as discussed in Note 9 of the notes to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report. During 2004, we discontinued and sold our Enterprise Mobility Solutions (“EMS”), Transportation and Mobile Government segments.  The EMS sale occurred during the first quarter of 2004. The sales of the Transportation and Mobile Government segments occurred during the third quarter of 2004. As a result of the sales of our three mobile and wireless data business segments, we have presented the results of the EMS, Transportation and Mobile Government segments as “discontinued operations.”

The following table provides the detail of the gain recognized from the sales for the three months ended September 30, 2004:

	EMS	Transportation	Mobile Government	Total
	(Dollars in thousands)
Proceeds	$—	$25,000	$10,000	$35,000
Estimated working capital adjustment	—	(67)	343	276
Expenses	—	(1,930)	(1,172)	(3,102)
Net assets	—	(22,977)	(6,013)	(28,990)
Hamilton County, OH guarantee	—	—	(308)	(308)
Gain on sale of segments	$—	$26	$2,850	$2,876

The following table provides the detail of the gain recognized from the sales for the nine months ended September 30, 2004:

	EMS	Transportation	Mobile Government	Total
	(Dollars in thousands)
Proceeds	$20,143	$25,000	$10,000	$55,143
Estimated working capital adjustment	—	(67)	343	276
Expenses	(1,242)	(1,930)	(1,172)	(4,344)
Net assets	(750)	(22,977)	(6,013)	(29,740)
Hamilton County, OH guarantee	—	—	(308)	(308)
Gain on sale of segments	$18,151	$26	$2,850	$21,027

The summary of operating results for the three months ended September 30, 2004 from discontinued operations is as follows:

	EMS	Transportation	Mobile Government	Total
	(Dollars in thousands)
Net sales	$—	$7,566	$4,321	$11,887
Net loss from discontinued operations	$—	$(1,807)	$(775)	$(2,582)

The summary of operating results for the nine months ended September 30, 2004 from discontinued operations is as follows:

	EMS	Transportation	Mobile Government	Total
	(Dollars in thousands)
Net sales	$—	$23,002	$13,775	$36,777
Net loss from discontinued operations	$(481)	$(33,555)	$(11,414)	$(45,450)

The Company did not allocate any interest income or expense to its discontinued businesses.

Other Comprehensive Loss

During 2005, our MBS portfolio has experienced unrealized holding gains and losses, reflecting what we consider to be temporary changes in market value. The Company has evaluated the unrealized losses and has determined that the MBS are not other than temporarily impaired. Accordingly, we have presented the unrealized gains and losses as a separate component of stockholders’ equity on our balance sheet and as a component of comprehensive loss on our Statement of Operations.  In the event that any unrealized loss becomes other-than-temporary, we would recognize the loss immediately and it would reduce our net income in the period in which such loss became other-than-temporary.  As of September 30, 2005, the net unrealized loss on our MBS portfolio was approximately $3,549,000.

The net unrealized losses on our MBS available for sale were $3,549,000 and $820,000 as of September 30, 2005 and June 30, 2005, respectively. During the third quarter of 2005, we recorded additional unrealized losses of approximately $2,729, 000. This increase in unrealized losses is primarily due to increase in market interest rates.  Due to the significant fluctuations in market conditions during 2005 and the fact that the all of the MBS in our portfolio are “AAA” rated or carry an implied “AAA” rating, management has determined that the impairment in value is temporary.

In 2004, our foreign currency translation loss was recognized through the sale of our non-US operations, which were part of our Enterprise Mobility Systems business.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of the Company to meet its financial obligations that arise during the normal course of business. Liquidity is provided from cash generated by operations, repayments on investments and additional financing. Sources of liquidity include cash and cash equivalents, short term investments, and available repurchase agreements. The Company currently has sufficient liquidity to meet current operations and planned business growth. In the event the need for liquidity exceeds current levels, the Company may be required to liquidate MBS investments under adverse conditions and sell them at a loss.

The following table reflects net cash provided by (used in) operations, investing, and financing activities:

	Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Net cash (used in) provided by operating activities from continuing operations	$3,387	$(14,295)
Net cash (used in) discontinued operations	(1,194)	(4,699)
Net cash provided by (used in) provided by operating activities	2,193	(18,994)
Net cash provided by (used in) investing activities	(222,443)	193,072
Net cash provided by financing activities	181,973	6,560
Net increase (decrease) in cash and cash equivalents	$(38,277)	$180,638

Net cash provided by operating activities was approximately $2.2 million during the first nine months of 2005, which was primarily driven by increases in working capital. The increase in working capital allows the Company to meet the demands of daily operations and potentially expand its business. Net cash used in operating activities was approximately $19.0 million for the first nine months of 2004.  Historically, our operations have not been profitable, however, due to a substantial reduction in operating expenses, operating activities from continuing operations have provided net cash in 2005

During the nine months ended, September 30, 2005, net cash provided by investing activities was approximately $222.4 million which primarily related to approximately $387.3 million used to purchase MBS, partially offset by approximately $58.1 million of principal payments on our MBS that we received and the sale of approximately $107 million of MBS.

Net cash provided by investing activities was approximately $193.1 million for the nine months ended, September 30, 2004, consisting primarily of approximately $161.8 million from the liquidation of investments, primarily United States Government Agency-sponsored securities.  Additionally, we received approximately $18.4 million, $23.1 million, and $8.8 million from the sale of our EMS, Transportation, and Mobile Government segments, respectively, net of transaction expenses, and received approximately $2.2 million from the sale of our investments in Veristar and Juniper stock.

Net cash provided by financing activities was approximately $181.9 million during the first nine months of 2005 which primarily related to the funding we received through repurchase agreements to purchase MBS. Net cash provided by financing activities was $6.6 million during the first nine months of 2004, consisting of decreases in restricted cash and receipt of proceeds from the exercise of stock options.

The Company’s principal sources of liquidity consist of borrowings under repurchase agreements, principal repayments received on its portfolio of MBS, cash flows generated by operations and proceeds from capital market transactions. The Company’s most significant uses of cash have included purchases of MBS and continue to include payments to fund operations. Our Board of Directors authorized the investment of up to $100.0 million of our available cash in our MBS business, and we have fully invested this amount. Depending on market conditions and limitations applicable to our ability to continue to use our tax loss carryforwards, we may seek to raise additional cash to expand our business by selling shares of our capital stock or other securities, although there is no assurance we would be able to complete such sales on favorable terms or at all.  We discuss the potential limitations that applicable IRS regulations impose our ability to raise additional funds by selling shares of our capital stock above under the heading “Overview.”

As discussed above, we have depended on short-term borrowings, primarily repurchase agreements, to fund the majority of our purchases of MBS. We must renew our repurchase agreements regularly to avoid having to liquidate our MBS investments prior to their maturities and under adverse market conditions, when a sale of MBS securities could result in losses.

At September 30, 2005, we had master repurchase arrangements in place with five counterparties, covering up to an aggregate of at least $850 million of borrowings.  As of that date, we had $181.7 million of borrowings outstanding. The decline in the borrowings outstanding from June 2005 was due primarily to the repayment of approximately $71 million in borrowings which corresponded to the sale of $73 million of our MBS portfolio along with prepayments on MBS of $34.8 million. These master repurchase arrangements are not commitments to lend money to us, and there is no guarantee that we will be able to borrow under these arrangements in the future.  In addition, these master repurchase arrangements have no stated expiration but can be terminated at any time at our option or at the option of the counterparty. If we are unable to obtain funds to satisfy our MBS purchase commitments, or if we are unable to renew or replace maturing borrowings on favorable terms or at all, our financial condition and results could be materially and adversely affected.  Increases in short-term interest rates have negatively impact the valuation of our MBS, which could limit our borrowing ability or cause our counter-parties under our master repurchase arrangements to initiate margin calls.  This could increase our liquidity needs and could reduce our ability to borrow.  We could be required to sell our MBS under adverse market conditions, or for prices and on terms that are less favorable than those we might otherwise be able to secure.  In such situations, we may be forced to sell investments at a loss. Although increases in short-term interest rates have negatively impacted the valuation of our MBS, the current value of our MBS portfolio exceeds our outstanding borrowings by 1.5 times.

We believe that our cash and cash equivalents and short-term investments, combined with the cash flows from operations and the utilization of available borrowings, will be sufficient to enable us to meet anticipated liquidity requirements. Interest rates on our repurchase agreements have increase over the past several quarters. This has adversely affected the performance of our portfolio of MBS and may cause a liquidity shortfall.  Our borrowing costs under repurchase agreements generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin.  As these costs increase faster than the rates paid by the securities in which we invest, and if our cash reserves are at anytime insufficient to satisfy our liquidity requirements, the financial results of our MBS business could be negatively affected and we may be required to liquidate mortgage-backed securities or sell debt or additional equity securities. If required, the sale of mortgaged-backed securities at prices lower than the carrying value of such assets would result in realized losses and reduced income.

Our financial condition may also be affected by claims relating to the mobile and wireless data businesses that we sold during 2004.  Under the definitive purchase agreements that we signed to affect those sales, we have agreed to indemnify the buyers of those businesses for certain breaches of representations and warranties and other covenants that we provided to them with respect to the sales of the businesses.  In addition, we remain liable for the operation of each of the business segments prior to their dispositions.  We also have retained liability for certain continuing obligations associated with the Mobile Government segment, as described in Note 8 of the notes to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.  In addition, as discussed in Note 9 of the notes to our Condensed Consolidated Financial Statements, we have resolved one dispute with the buyer of our Transportation segment and have been notified by that buyer of additional significant indemnity claims against us.  We believe that the additional claims are without merit and intend to vigorously defend against them; however if the buyer pursues such claims we cannot predict the outcome of any disputes (which may include litigation), and an adverse resolution of such claims could require us to make a significant cash payment to the buyer.  In such event, we would record a charge against earnings, further increasing the loss on the sale of the Transportation segment.  We have not received any indemnity claims from the buyers of our other two mobile and wireless data businesses, and most of the indemnification provisions relating to the sale of our EMS segment have now expired.  Most of the indemnification provisions relating to the other two businesses will continue into the second quarter of 2006.

CONTRACTUAL OBLIGATIONS

The following table reflects our contractual commitments, including our future minimum lease payments as of September 30, 2005:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual Obligations
Facility Leases	$3,978	$1,331	$2,647	$—	$—
Less: Subleases	(3,630)	(1,208)	(2,422)	—	—
Facility Leases, Net	348	123	225
MBS Repurchase Agreements	181,749	181,749
Other Purchase Obligations	239	239	—	—	—

Total	$182,336	$182,111	$225	$—	$—

In addition to the obligations above, we have guaranteed the lease payments for certain assigned leases on properties related to discontinued operations.  We have also provided collateral assurance in the form of a letter of credit in support of BIO-Key’s performance obligations under the Hamilton County, Ohio project, as described in more detail in Note 8 of the notes to the Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties.  When used herein, the words “anticipate”, “believe”, “estimate”, “intend”, “may”, “will”, and “expect” and similar expressions as they relate to our Company or its management are intended to identify such forward-looking statements.  Forward-looking statements are based on our current expectations and assumptions, which are subject to risks and uncertainties.  They are not guarantees of our future performance or results.  The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  Factors that could cause or contribute to such differences include the following: (1) in light of market conditions, the size of our MBS portfolio and the amount of leverage we incur may remain below targeted levels, which may result in lower earnings than if we had a larger, more highly leveraged portfolio; (2) our future financial results may be negatively affected by contingent or retained liabilities relating to businesses that we have sold; (3) our MBS business involves significant risks related to changes in interest rates and the complexities of managing the overall yield of a leveraged portfolio; (4) leverage that we incur to expand the size of the MBS portfolio may limit our financial flexibility and could have a substantial negative effect on our financial results if we do not successfully manage the risks of borrowing; (5) we may not be able to realize value from our accumulated tax loss carryforwards, because of a failure to generate sufficient taxable earnings, regulatory limits or both; (6) we may not be able to renew our existing repurchase agreements as they expire, which could require us to sell MBS investments at a loss; (7) our financial condition could be negatively affected by post-closing indemnity claims relating to the sale of our Transportation segment, as the buyer of that business has alleged significant claims, which we are vigorously disputing; (8) as a result of continuing negative market conditions for the MBS business, we may pursue additional or different business strategies that involve new or additional risks, and there is no assurance we will be able to identify or successfully implement any such additional or different strategies; and (9) other factors discussed in prior our filings with the Securities and Exchange Commission.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  These and other risks and uncertainties are discussed in detail in our 2004 Annual Report on Form 10-K/A and should be reviewed carefully.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements.  Actual results could differ materially from those projected in these forward-looking statements.

We seek to manage the interest rate, market value, liquidity, and prepayment risks inherent in our MBS strategy in a responsible manner designed to promote our growth and success while, at the same time, seeking to maximize stockholder value.  We are not planning to be averse to risk, but are aiming to assume only those risks we believe we can manage and which we believe will produce a sufficient return to justify taking those risks.

Since July 2004, the Federal Reserve has increased the Federal Funds Rate by 3.0% which has caused corresponding increases in short-term interest rates and directly impacted our borrowing costs associated with leveraging our MBS portfolio. In addition, during that same period, the interest rate yield curve has flattened as short-term interest rates have increased more then increases in longer term interest rates. As a result of these market conditions, the spread between the interest income we could earn on additional MBS purchases and the related borrowing cost associated with funding those purchases has decreased significantly. Consequently, we have not acquired any MBS since May 2005 and we do not expect to make additional investments in MBS in the near term.  These current market conditions can also adversely impact the valuation of our MBS portfolio which can affect both our results of operations and our liquidity. However, we believe that the impact will not be material due to the type and short duration of MBS we own, as well as the modest amount of leverage (which continues to decrease as a result of prepayments) we currently employ in funding our MBS portfolio.

Interest Rate Risk

All of our existing MBS along with additional purchases of MBS, if any, will be primarily in hybrid, adjustable-rate MBS and we expect that our debt obligations will generally continue to be short-term repurchase agreements that are periodically refinanced at current market prices

Hybrid adjustable-rate MBS are typically subject to periodic and lifetime interest rate caps that limit the interest rate payable on our MBS.  Our borrowings are not subject to similar restrictions and therefore, in a period of rising short-term interest rates, such as currently exist; the interest rates on our borrowings could increase without limitation, while the interest rates on our MBS may not experience corresponding increases.  In addition, certain MBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding.  These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity and net income.

We expect to continue to utilize leverage to fund our existing MBS portfolio with borrowings that have interest rates based on indices and repricing terms similar to, but generally with shorter maturities than, the interest rate indices and repricing terms of the MBS.  Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities.  During recent periods of rising interest rates, interest rate mismatches have negatively impact our net income and the market price of our common stock. For example, if current interest rates were to increase by 50 and 100 basis points, our interest expense would increase by approximately 13% and 26, respectively. To manage this risk, we may enter into derivative instruments to hedge the risk of changes in interest rates on our borrowings.  As of September 30, 2005, we had not entered into any interest-rate hedges.

Market Value Risk

Although we intend to hold MBS investments that we make to their maturities, we may sell them at any time in response to market conditions.  Currently our MBS investments are classified as available-for-sale assets.  As such, they are reflected at fair value (i.e. market value), with any adjustment between cost and fair value being reflected as part of accumulated other comprehensive income that is included in the income statement.  The market value of our assets can fluctuate due to changes in interest rates and other factors including, foreign currency exchange rates, commodity prices and equity prices.  Changes in the level of interest rates also can affect the value of our MBS and our ability to realize that value prior to their maturities.

The chart below illustrates the effect on portfolio value should interest rates rapidly increase or decrease by 50 and 100 basis points (a rate shock).  We have estimated the impact of the rate shocks will be parallel to each other, based on the current yield curve.  Our portfolio of MBS as of September 30, 2005 was valued at $281 million.  Assumptions made in calculating the impact on our MBS portfolio value from interest rate shocks include interest rates, prepayments and yield spread of MBS relative to prevailing interest rates.

Projected % Change in MBS Portfolio Value
Change in Interest Rate
- 100 basis points	0.59%
- 50 basis points	0.33%
Base interest rate	—
+ 50 basis points	(0.43)%
+100 basis points	(0.93)%

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term borrowings.  This risk is discussed above under the heading “Liquidity and Capital Resources.”  Increases in short-term interest rates also could negatively impact the valuation of our MBS, which could limit our borrowing ability or cause our counter-parties under our master repurchase arrangements to initiate margin calls.  This would increase our liquidity needs and could reduce our ability to borrow or require us to sell a portion of our MBS investments at a time when their market value is below our cost. However, because the amount of leverage we currently employ in funding our MBS portfolio is modest and continues to decrease as a result of prepayments, we do not believe any potential adverse impact arising from these risks will be material.

Prepayment Risk

We are also subject to prepayment risk.  Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans.  Prepayment rates on MBS vary from time to time and may cause changes in the amount of our net interest income.  Prepayments of adjustable-rate and hybrid MBS generally increase when mortgage interest rates fall and generally decrease when mortgage interest rates exceed the then-current interest rate on such mortgages.  Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions, seasonal changes and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying MBS.  The price we pay for MBS is partially determined by our expectations of the amounts and rates of prepayments.  If we expect fewer prepayments, we may pay a premium for the MBS we acquire.  If our assumptions are wrong and the actual amount of prepayments is greater than expected, we could experience reduced earnings or losses. In general, as prepayment speeds on our MBS increase, related purchase premium amortization increases, thereby reducing the net yield on MBS.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures and internal control over financial reporting designed to provide us with reasonable assurance that information required to be disclosed in our filings under the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and disclosed in our filings within the time periods specified by the rules and regulations of the SEC.  Our management does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud, as any control system is inherently limited by various factors and can provide only reasonable, and not absolute, assurance that the system’s goals will be achieved.  Limitations of a control system can include faulty assumptions as to the likelihood of future events, errors in judgment or simple mistakes, resource and cost constraints, and inadequacies that develop over time because of changes in conditions and/or deterioration in compliance with policies and procedures. In view of these limitations, any evaluation of disclosure controls and procedures or internal control over financial reporting can provide only reasonable, and not absolute, assurance that control deficiencies and instances of fraud — if any — within the Company have been detected.

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s chief financial officer and chief executive officer, of the effectiveness of the Company’s disclosure controls and procedures, as of September 30, 2005.  Based on their evaluation as of September 30, 2005, the chief executive officer and chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting and Disclosure Controls and Procedures

During the three months ended September 30, 2005, no change occurred in the Company’s internal control over financial reporting that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is among the hundreds of defendants named in nine class action lawsuits seeking damages on account of alleged violations of securities law.  The case is being heard in the United States District Court for the Southern District of New York.  The court has consolidated the actions by all of the named defendants that actually issued the securities in question.  Now there are approximately 310 consolidated cases before Judge Scheindlin, including the Aether action, under the caption In Re Initial Public Offerings Litigation, Master File 21 MC 92 (SAS).

These actions were filed on behalf of persons and entities that acquired the Company’s stock after its initial public offering in October 20, 1999.  Among other things, the complaints claim that prospectuses, dated October 20, 1999 and September 27, 2000 and issued by the Company in connection with the public offerings of common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws because the prospectuses allegedly failed to disclose that the offerings’ underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers which were designed to maintain, distort and/or inflate the market price of the Company’s common stock in the aftermarket.  The actions seek unspecified monetary damages and rescission.  Aether believes the claims are without merit and is vigorously contesting these actions.

Initial motions to dismiss the case were filed and the court held oral argument on the motions to dismiss on November 1, 2002.  On February 19, 2003, the court issued an Opinion and Order on defendants’ motions to dismiss, which granted the motions in part and denied the motions in part.  As to the Company, the motion to dismiss the claims against it was denied in its entirety.  Discovery has now commenced.  The plaintiffs voluntarily dismissed without prejudice the officer and director defendants of the Company.  On June 26, 2003, the Plaintiff’s Executive Committee in this case announced a proposed settlement with the issuers.  The proposed settlement is a settlement among the plaintiffs, the issuer-defendants, including the Company, and the officer and director defendants of the issuers.  The plaintiffs will continue litigating their claims against the underwriter-defendants.  Under terms of the proposed settlement, the Company would not incur any material financial or other liability.  On June 14, 2004, the plaintiffs and issuer defendants presented the executed settlement agreement to Judge Scheindlin during a court conference.  Subsequently, plaintiffs and issuers made a motion for preliminary approval of the settlement agreement.  On July 14, 2004, the underwriter defendants filed a memorandum of law in opposition to plaintiffs’ motion for preliminary approval of the settlement agreement.  Reply briefs in support of the settlement were submitted to the court.  In December 2004, the court ordered additional briefing on the motion.  All of the additional briefs were submitted to the court.  On February 15, 2005, Judge Scheindlin issued an Opinion and Order granting preliminary approval to the settlement agreement. The process of communicating formal notice of the proposed settlement to the plaintiff classes has been initiated. The court has scheduled a fairness hearing on the proposed settlement for April 24, 2006, and subsequently will decide whether to grant final approval to the settlement agreement There can be no assurance such approval will be granted.

Aether is also a party to other legal proceedings in the normal course of business for which it has accrued $150, 000 as of September 30, 2005 for expenses relating to these proceedings.  Based on evaluation of these matters and discussions with counsel, the Company believes that any additional liabilities arising from these matters beyond what it has accrued for will not have a material adverse effect on the consolidated results of its operations or financial position. See Note 9 of the notes to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, for additional discussion of claims relating to the sale of the Transportation segment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders, which was held on July 12, 2005, 42,774,112 shares of the Company’s common stock were present or represented by proxies at the meeting.  This represented more than 97% of the Company’s shares outstanding.

The stockholders approved the agreement and plan of reorganization of Aether Systems, Inc. to become a wholly owned subsidiary of the Company by a vote of 34,786,976 total shares approving the reorganization, 339,915 shares against with 31,316 shares abstaining from vote and 7,615,905 shares as to which there was a no-vote.

The individuals named below were re-elected to serve as directors of the Company until the next annual meeting:

	Total Vote For Each Director	Total Vote Withheld For Each Director
J. Carter Beese, Jr.	42,549,795	224,317
James Brady	42,546,903	227,209
Jack B. Dunn IV	42,545,487	228,625
Edward J. Mathias	42,549,977	224,135
David S. Oros	42,377,766	396,346
Truman T. Semans	42,548,209	225,903
George P. Stamas	41,651,071	1,123,041

The Company’s stockholders also approved the engagement of KPMG as the Company’s independent public accountants by a vote of 42,618,981 total shares for its engagement and 102,296 shares against with 52,835 shares abstaining from the vote.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS

Exhibits
2.1	Agreement and Plan of Reorganization, dated as of May 4, 2005 (Incorporated by reference from Exhibit 2.1 to the Form 10-Q dated August 5, 2005)

3.1	Certificate of Incorporation of Aether Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Form 10-Q dated August 5, 2005)

3.2	By-laws of Aether Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Form 10-Q dated August 5, 2005)

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

Dated:	November 7 , 2005
Aether Holdings, Inc.

By:	/s/ David C. Reymann
David C. Reymann
Chief Financial Officer
(Principal Financial and Accounting Officer)