Form 10-K
period 2005-12-31
AETHER HOLDINGS INC
filed 2006-03-15
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10–K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

COMMON STOCK, PAR VALUE $.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S–K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10–K or any amendment of this Form 10–K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $128,669,166 ($3.29 per share) as of June 30, 2005.

As of March 10, 2006, 44,018,946 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AETHER HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

INDEX

PART I

Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II

Item 5	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information
PART III

Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accounting Fees and Services

PART IV

Item 15	Exhibits, Financial Statement Schedules

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect” and similar expressions as they relate to our company or our management are intended to identify a statement as a “forward-looking statement.”  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in Item 1A of this Report under the heading “Risk Factors.” Forward-looking statements reflect our reasonable beliefs and expectations as of the time we make them, and we have no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In this Report on Form 10-K, we refer to Aether Holdings, Inc. as “Aether,” “the Company,” “we” or “us.”

PART I

ITEM 1. BUSINESS

Introduction

Our overall business objective is to become profitable and produce taxable earnings that will enable us to realize value, in the form of tax savings, from our significant accumulated tax loss carryforwards. In pursuit of this objective, we own and manage a portfolio of mortgage-backed securities (“MBS”). We own hybrid adjustable-rate mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). Hybrid adjustable-rate MBS are characterized by periodic caps on the interest rates on the underlying mortgages (generally, rate adjustments are limited to 2% every twelve months following the initial rate adjustment) as well as lifetime caps. The initial interest rate adjustment, on the securities we own occurs 36-60 months following the date of origination.

In general, earnings from our MBS business activities represent the interest income we earn on the MBS we own, less the interest expense we incur on borrowings used to finance the purchase of such securities (to the extent we use borrowed funds), plus or minus any gains or losses we recognize on the sale of securities, minus any “other than temporary” declines in the value of our MBS, minus the amortization of any premiums, plus the accretion of any discounts and minus the other expenses of managing our business. The expenses of managing our business include the fees we have agreed to pay our outside investment manager, FBR Investment Management, Inc. (“FBR”), and our outside advisor, FinPro, Inc. (“FinPro”).

Our outside professional financial and investment advisors have substantial experience in the MBS market and in managing a leveraged portfolio of MBS investments. In June 2004, we engaged FBR as our outside investment advisor to carry out the day-to-day management of our MBS portfolio, subject to oversight by our management and our Board of Directors and to investment policies adopted by our Board. FBR currently manages a multi-billion dollar leveraged portfolio of MBS for one of its affiliates, but that affiliate announced in December 2005 that as a result of continued unfavorable market conditions for MBS it planned to reposition a portion of its MBS portfolio. As of July 1, 2005, the initial one-year term of our agreement with FBR expired, and this agreement is now continuing without a fixed term, subject to the right of either party to terminate the agreement with ninety days’ prior notice. In addition, we have contracted with FinPro to provide us with independent oversight of FBR and to assist us in developing, evaluating and managing our MBS strategy. FinPro is an investment advisory and management-consulting firm that specializes in providing financial advisory services to financial institutions. FinPro has substantial experience in the MBS market and related markets.

The leverage we have employed consists of borrowings under repurchase agreements, which are short-term borrowings that we renew on a monthly basis. We renew our short-term borrowings at the interest rates offered on the renewal date. As a result, during a period of rising short-term interest rates, as was the case during 2005, the cost of our borrowings increases more rapidly than the yield on our MBS, which adjust much less frequently. This reduces the spread that we realize between the cost of our borrowings and the yield on our MBS, which results in a reduction in overall net interest income. As of the end of 2005, the interest rate spread on our leveraged MBS portfolio was negative.

During 2005, the fair market value of our MBS portfolio declined. Continued increases in short-term interest rates, partially offset by the benefit associated with the seasoning of our MBS (as the securities’ individual coupon rates move closer to an interest rate reset date), caused this decline in market value. In addition, the net interest income we earned on our portfolio declined as our borrowing costs associated with the leveraged portion of the portfolio increased. As a result of unfavorable market conditions for MBS, we have not purchased any MBS since May 2005. In the second half of 2005, we sold approximately $106.7 million of MBS. In addition, on March 8, 2006, we entered into a commitment to sell an additional $140 million of MBS, which will settle on March 27, 2006. At settlement, we plan to use approximately $120 million of the sale proceeds to repay all of our then-outstanding borrowings under repurchase agreements. Because the weighted average cost of our short-term borrowings has begun to exceed the weighted average yield on our MBS, de-leveraging our MBS portfolio will have a favorable effect on our net interest income from MBS.

Although we have experienced a decline in our net interest income due to current market conditions, as of December 31, 2005, we have realized $3.7 million in net earnings from our MBS portfolio since the inception of our MBS strategy in June 2004. This amount represents the net of $5.6 million in net interest income, $2.1 million of net gains on sales of MBS, and a $4.0 million write down of the book value of our MBS, which we discuss below under “Recent Developments.”

We have decided not to purchase any additional MBS in the near term, pending the results of our strategic activities, which we discuss below under “Recent Developments,” and a further assessment of the outlook for our MBS business in light of market conditions later in 2006. Although we expect to maintain our unleveraged MBS portfolio (following the March 2006 sales) during this period, we may sell additional MBS based upon our continued evaluation of market conditions and the advice of our outside professional investment advisors.

At December 31, 2005, we had approximately $9.7 million of cash (including $8.6 million in restricted cash) and cash equivalents, and we owned approximately $253.9 million of MBS at fair value. Our total assets were approximately $266.0 million, and our total liabilities were approximately $139.6 million, of which $133.4 million reflected borrowings under repurchase agreements. We had accumulated federal net operating losses of approximately $777.8 million that we can “carry forward” and use to offset future taxable income until they expire between 2011 and 2025. We also had accumulated federal capital losses of approximately $287.8 million that we can “carry forward” and use to offset future capital gains until they expire between 2006 and 2010.

In this Report, discussions of our Company’s current operations will reflect our MBS business. Our historical financial results reflect the operations of our current business as “continuing operations.”  The financial results of our mobile and wireless data businesses, which we sold during 2004, are reported as “discontinued operations.”

Recent Developments

In light of ongoing market conditions that have continued to negatively affect the value of our MBS, as well as reduce the amount of net interest income we earn from our leveraged MBS portfolio, we have been evaluating additional and alternative business strategies that have the potential to help us achieve our business objectives more quickly. On February 17, 2006 we retained Jefferies & Company, Inc. (“Jefferies”) to assist us in this process and to help us identify additional potential strategic opportunities. As of the date of this Report, we have not decided to pursue any new strategic alternatives. In the future, if we decide to pursue one or more new business opportunities, we may need to sell some or all of our MBS investments. Such sales of MBS may need to be made under adverse market conditions, or for prices and on terms that are less favorable than those we might otherwise be able to secure. In such situations, we may realize a loss on our investments. See Item 1A “Risk Factors- Other Risks of Our Business” for a further discussion of the risks associated with our exploration of potential new business strategies.

As of December 31, 2004 and 2005, our investments consisted primarily of MBS and cash equivalents. As a result of the decline in the profitability of our leveraged MBS portfolio, our recent decision to repay the leveraged portion of our MBS portfolio, and our decision to evaluate additional and alternative business opportunities that may require the sale of some or all of our remaining MBS, management does not continue to have the firm intention to hold existing MBS investments until maturity or until such time as the market value of those securities has recovered. Accordingly, we determined that unrealized losses in the MBS portfolio at December 31, 2005 should be considered “other than temporary” impairments under Statement of Accounting Standards 115 and should be charged against operating results as of that date. This decision reflects a change in our intention to hold all MBS until a recovery of fair value occurs. During the fourth quarter of 2005, the Company recognized the unrealized loss of approximately $2.1 million and wrote-off the unamortized premium of $1.9 million for a total other than temporary impairment charge of approximately $4.0 million.

We will continue to account for our MBS portfolio as “available for sale.”  Accordingly, in accordance with US generally accepted accounting principles (“GAAP”), we will continue to evaluate the fair value of our MBS portfolio on a quarterly basis. Any further decreases in market values that we concluded are “other than temporary” impairments will be included in results from continuing operations.

On March 8, 2006, based on the advice of our outside professional financial and investment advisors, we entered into a commitment with Jefferies to sell approximately $140 million of our MBS (with settlement on March 27, 2006). The terms we received from Jefferies were as good as or better than the terms offered by other investment banks. We will use approximately $120 million of the sale proceeds to repay all of our then-outstanding short-term borrowings under repurchase agreements. As a result, we expect that our MBS portfolio will not be leveraged by the end of the first quarter of 2006. The impairment charge of $4.0 million that is included in loss from continuing operations in the fourth quarter of 2005 includes $2.5 million of losses associated with the specific MBS that we committed to sell on March 8, 2006. As a result of the March 8 sale, we will record an additional loss on the sale of MBS of approximately $490,000 in the first quarter of 2006. We intend to continue to closely monitor market conditions and their effect on our MBS portfolio value and yield.

MORTGAGE-BACKED SECURITIES

MBS Approach and Policies

Under the investment policy and guidelines that we adopted for our MBS business, we may invest up to $100 million of our cash in MBS and may leverage our MBS portfolio up to eight times. Although we incurred a moderate level of borrowings earlier in 2005, to allow us to expand our MBS portfolio, as discussed above, we have de-leveraged the portfolio gradually during the second half of 2005, as changing market conditions made the use of leverage significantly less attractive financially.

In the fourth quarter of 2005 because the interest we were earning on our short-term investments was less than the interest rates we were paying on our MBS, we used approximately $20 million of available cash to reduce the borrowings we had outstanding under our master repurchase agreements.  These repayments and the corresponding reduction in leverage on our portfolio increased our net equity in MBS to approximately $120 million.  After the completion of the sales of MBS in March 2006 and the repayment of approximately $120 million of our outstanding borrowings under our repurchase agreements and taking into account the repayments on our MBS received during the first quarter of 2006 and the $4.0 million unrealized loss associated with the portfolio,  our net investment in MBS will be approximately $95 million as of the end of the first quarter of 2006, which is within the range of investments authorized by the Board of Directors.

As discussed above, we will have completely de-levered our MBS portfolio by the end of the first quarter of 2006 and will have a significantly smaller MBS portfolio than we had in 2005. We do not expect to re-leverage our MBS portfolio or purchase additional MBS absent a significant improvement in market conditions, and then only based on the advice of our outside financial and investment advisors, after consultation with our Board of Directors. At the recommendation of our management, after consultation with FBR, FinPro and other outside advisors, our Board of Directors has adopted a set of investment guidelines and policies that govern our MBS business. These guidelines and policies remain subject to ongoing review, as well as amendment or waiver at the discretion of the Board. Under the terms of our management agreement with FBR, we must approve in advance any actions by FBR that are not within the scope of our guidelines and policies. As a matter of corporate policy, we will not approve any action that deviates from our guidelines and policies unless such deviation has been reviewed with FinPro and, with the advice of management and FinPro, approved by our Board of Directors.

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

During the second half of 2005, in light of changed market conditions, we directed FBR not to take any action with regard to our MBS portfolio without our express prior approval.

We have the right to modify or waive these policies and strategies without the consent of our stockholders to the extent that the Board of Directors determines, based upon the recommendations of management and with the advice of our outside investment and financial advisors, that a modification or waiver is in the best interests of our stockholders. Among other factors, developments in the market that affect our policies and strategies or that change our assessment of the market may cause us to revise our policies and strategies.

MBS Investments

The MBS in which we invest are agency mortgage-backed securities which, although not rated, carry an implied “AAA” rating. Agency mortgage-backed securities are MBS where a government agency or federally chartered corporation, such as FHLMC, FNMA or Government National Mortgage Association (“GNMA”), guarantees payments of principal and/or interest on the securities.

MBS provide funds for mortgage loans made primarily to residential homeowners. These securities generally represent interests in pools of mortgage loans made by savings and loan institutions, mortgage bankers, commercial banks and other mortgage lenders.

These pools of mortgage loans are assembled for sale to investors, like us, by various governments, government-related and private organizations. MBS differ from other forms of traditional debt securities, which normally provide for periodic payments of interests and principal payments in scheduled amounts or at maturity or on specified call dates. Instead, MBS provide for monthly payment, which consists of both interest and principal. In effect, these payments are a “pass-through” of the monthly interest and principal payments made by the individual borrower on the mortgage loans, net of any fees paid to the issuer or guarantor of the securities. Additional payments result from prepayments of principal upon the sale, refinancing or foreclosure of the underlying residential property. Some MBS, such as securities issued by GNMA, are described as “modified pass-through” securities. These securities entitle the holder to receive all interest and principal payments owed on the mortgage pool, net of certain fees, regardless of whether the mortgagors actually make mortgage payments when due. To date, we have not invested in any securities issued by GNMA.

The investment characteristics of pass-through MBS differ from those of traditional fixed-income securities. The major differences include the payment of interest and principal on the MBS on a more frequent schedule, as described above, and the possibility that principal may be prepaid at any time due to prepayments on the underlying mortgage loans or other assets. These differences can result in significantly greater price and yield volatility than is the case with fixed-income securities.

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

To the extent MBS are purchased at a premium, faster than expected prepayments result in accelerated amortization of the premium paid, which can have a negative effect on the yield from our MBS portfolio. Conversely, if these securities were purchased at a discount, faster than expected prepayments accelerate our recognition of the discount and can have a positive effect on the yield from our MBS portfolio.

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

FHLMC certificates may pay interest at a fixed rate or an adjustable rate. The interest rate paid on adjustable-rate FHLMC certificates (“FHLMC ARMs”) adjusts periodically within 60 days prior to the month in which the interest rates on the underlying mortgage loans adjust. The interest rates paid on certificates issued under FHLMC ARMs’ standard programs adjust in relation to the Treasury index. Other specified indices used in FHLMC ARM programs include the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices. Interest rates paid on fully-indexed FHLMC ARM certificates equal the applicable index rate plus a specified number of basis points. The majority of series of FHLMC ARM certificates issued to date have pools of mortgage loans with monthly, semi-annual or annual interest adjustments. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate. Certain FHLMC programs include mortgage loans which allow the borrower to convert the adjustable mortgage interest rate to a fixed rate. Adjustable-rate mortgages which are converted into fixed-rate mortgage loans are repurchased by FHLMC or by the seller of the loan to FHLMC at the unpaid principal balance of the loan plus accrued interest to the due date of the last adjustable rate interest payment.

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

GNMA Certificates

GNMA certificates are those issued by the Government National Mortgage Association. GNMA is a wholly owned corporate instrumentality of the United States within the Department of Housing and Urban Development. The National Housing Act of 1934 (the “Housing Act”) authorizes GNMA to guarantee the timely payment of the principal of and interest on certificates which represent an interest in a pool of mortgages insured by the Federal Housing Administration or partially guaranteed by the Department of Veterans Affairs and other loans eligible for inclusion in mortgage pools underlying GNMA certificates.  Section 306(g) of the Housing Act provides that the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty by GNMA.

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

LEVERAGE AND BORROWINGS

During 2005, we used short-term repurchase agreements as our sole source of financing in connection with the leveraging of our MBS portfolio. Amounts due at maturity under our repurchase agreements are funded primarily through rollover/reissuance of new repurchase agreements along with principal and interest payments received from MBS we own. As of December 31, 2005, our debt to equity ratio was 1.1 to 1. We will have no debt associated with our MBS portfolio as of the end of the first quarter of 2006.

We have established master repurchase arrangements with five financial institutions. These master repurchase arrangements do not constitute commitments by us or by the counterparties. A repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing under which we effectively pledge our MBS as collateral to secure a short-term loan and although the MBS is used as collateral, we continue to receive principal and interest payments in respect of the MBS. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At the maturity of the repurchase agreement, we are required to repay the loan and correspondingly receive back our collateral. These types of leveraging arrangements for MBS purchases typically permit more than 90% of the purchase price of the underlying MBS to be financed through the repurchase agreement.

Repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of existing pledged collateral declines below a specified percentage. The pledged collateral fluctuates in value during the life of the repurchase agreement due to, among other things, principal repayments, market changes in interest rates and credit quality. When the fluctuation negatively impacts the collateral, a lender may require us to post additional collateral, or we may choose to sell the pledged security and repay the “loan.”  This type of activity could adversely affect the performance of our portfolio of MBS. During 2005, we typically used repurchase agreements that had original maturities of approximately 30-31 days. In the event a lender under a repurchase agreement decides not to renew a repurchase agreement at its maturity, we would be required to use our own cash or obtain other financing to close out the repurchase agreement and pay off the loan. In addition, differences in timing of interest rate adjustments on our acquired securities and our borrowings may adversely affect our MBS strategy and the returns on the portion of our cash we invest in MBS,” because the interest rates paid by our MBS investments typically do not adjust more than once per year and in the current environment of increasing short-term interest rates, our borrowing costs increased more quickly than the interest rates paid by our MBS portfolio. As a result, rising interest rates have had a negative effect on our financial performance and have significantly reduced the yield we realize from our MBS portfolio.

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

We have repurchase arrangements in place with five financial institutions that have each received the highest available long-term debt rating from a nationally recognized rating agency. In the event one of our lenders is downgraded, the approval of our Board of Directors will have to be obtained before entering into additional repurchase agreements with that lender. We seek to diversify our exposure by entering into repurchase agreements with separate lenders so that no one lender constitutes more than 35% of all of our outstanding repurchase agreements. If, during the term of a repurchase agreement, a lender were to file for bankruptcy, we might experience difficulty recovering the pledged security and might have only an unsecured claim against the lender’s assets for the difference between the amount we borrowed and the estimated fair value of the collateral we pledged to such lender (if any).

We may also use derivative transactions and other hedging strategies, such as interest rate swaps and caps, options to purchase swaps and caps, financial futures contracts and options on futures, to help mitigate prepayment and interest rate risks if we determine that the cost of these transactions is justified by their potential benefit. We would use hedging to mitigate declines in the market value of our MBS during periods of increasing or decreasing interest rates or to limit or cap the interest rates on our borrowings. We expect that the extent and type of our hedging activity will vary based on the level and volatility of interest rates and mortgage principal prepayments, the type of MBS we acquire and other changing market conditions. We will not enter into hedging transactions for speculative purposes.

DISPOSITION OF WIRELESS AND MOBILE DATA BUSINESSES

In 2004, we sold our mobile and wireless data businesses, which were organized into three operating segments. In January 2004, we sold our Enterprise Mobility Solutions (“EMS”) segment for $18.0 million in cash and a $1.0 million note (which was paid in full in August 2004). In September 2004 we sold our Transportation and Mobile Government businesses for $25.0 million in cash and $10.0 million in cash, respectively. For detailed information on these dispositions and certain contingent obligations associated with the transactions, see Notes 14, 15 and 17 of the notes to our Consolidated Financial Statements included in Item 8 of this Report.

TAX CONSIDERATIONS

An important aspect of our business strategy is to realize value, in the form of tax savings, from our accumulated tax loss carryforwards. We have work extensively with outside legal and accounting professionals to validate the underlying assumptions relating to our tax carryforwards. Under federal and state tax laws, we may use these carryforwards to substantially reduce the income taxes we otherwise would have to pay on future taxable income. As a result, we could have little or no income tax liability for a period of time. Our ability to realize value from these tax loss carryforwards is subject to various risks and uncertainties, including regulations that, under certain circumstances, may limit our ability to use these carryforwards to reduce future taxes that we might otherwise owe.

The Internal Revenue Code and applicable Internal Revenue Service (“IRS”) regulations, contain limitations on certain changes in ownership of our stock by certain stockholders (generally persons who hold, or who acquire, at least 5% of our outstanding shares, calculated in accordance with IRS regulations) which, if exceeded, could reduce or eliminate our ability to use our accumulated tax loss carryforwards in the future (if those changes resulted in a “change of ownership” as that term is defined in Section 382 of the Internal Revenue Code and applicable IRS regulations). These same tax rules and the need to avoid an ownership change also limit the amount of additional shares we can issue to raise new capital for investment in our business. In an effort to mitigate these risks, we proposed, and our stockholders approved on July 12, 2005, a holding company reorganization in which Aether Systems, Inc. became a wholly owned subsidiary of the Company. In the reorganization, each share of Aether Systems common stock was exchanged for one share of common stock of the Company. The stock of the Company is now traded on the Nasdaq National Market under the symbol “AETH,” and the stock is subject to transfer restrictions that generally restrict any direct or indirect transfer (such as transfers of stock of the Company that result from the transfer of interests in other entities that own stock of the Company) if the effect would be to:  (i) increase the direct or indirect ownership of Company stock by any person (or public group) from less than 5% to 5% or more; (ii) increase the percentage of Company stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of the stock of the Company; or (iii) create a new public group. These transfer restrictions are intended to guard against the possibility that public trading of our stock would result in a “change of ownership” under the Internal Revenue Code and applicable IRS regulations and to protect the long-term value of our substantial net operating loss and capital loss carryforwards.

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

REGULATION

We operate under an exception from the definition of an “investment company” set forth in Section 3(c)(5) of the Investment Company Act for companies that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. Absent such exception or another applicable exception, we would be required to register as an investment company under the Investment Company Act and would be required to comply with the various regulations adopted by the SEC for application to registered investment companies. The staff of the Securities and Exchange Commission (the “SEC”) has expressed the view that, in order to be considered to be “primarily engaged” in the real estate business, a company must have at least 55% of its assets in qualifying real estate interests, which the SEC staff has said, through “no-action” positions, include whole pool mortgage interests issued by FHLMC, FNMA or GNMA, and at least 25% of its assets in other real estate related assets. This 25% minimum is reduced to the extent a company invests more than 55% of its assets in qualifying real estate interests. Neither the SEC nor its staff has defined the term “real estate related assets” for purposes of the 25% requirement set forth above. The staff has indicated, however, that a loan will qualify as a real estate related asset if at least 55% of the fair market value of the loan is secured by real estate at the time the company acquires the loan. The staff has also indicated that agency partial pool certificates and certain interests in companies that invest in mortgages or other interests in real estate are real estate related assets. We conduct our business in such a manner as to be exempted from the definition of an investment company under Section 3(c) (5) of the Investment Company Act. The MBS investments we have purchased qualify as qualifying real estate assets, based on the current views of the SEC staff. If we failed to remain exempt from the regulations applicable to “investment companies,” our business could be adversely affected, as discussed in Item 1A under the heading “Risk Factors – Loss of Investment Company Act exemption would adversely affect us.”

To the extent we explore alternative or additional business strategies we may be limited by the rules and regulations of the Investment Company Act. We will not pursue any strategy which would interfere with our exemption from registration under the Investment Company Act.

COMPETITION

Our ability to generate income from our MBS business depends, in large part, on our ability to acquire and sell MBS in the marketplace on favorable terms. In acquiring MBS, we compete with real estate investment trusts (REITs), financial institutions, such as banks, life insurance companies, savings and loan associations, and institutional investors, such as mutual funds and pension funds, other lenders and other entities that purchase MBS, many of which have greater financial resources than we do. We and other companies that invest in MBS may look to sell such investments at the most favorable prices when market conditions dictate in order to reduce our leverage or reduce the overall amount we have invested in MBS. In addition, our outside investment advisor also acquires and sells MBS for an $11 billion portfolio that it manages for an affiliate. As we sell a portion of our MBS portfolio in order to repay all of our outstanding short-term borrowings, we likely will be competing with other sellers to obtain the best available sale prices for our MBS. Such other sellers may include FBR, as it repositions its affiliate’s portfolio. FBR’s obligations to its affiliate may conflict with its obligations to us.

GENERAL CORPORATE MATTERS

Aether was originally formed as Aeros, L.L.C. in January 1996. We changed our name to Aether Technologies International, L.L.C. in August 1996 and to Aether Systems L.L.C. in September 1999. Immediately prior to completing our initial public offering of common stock on October 20, 1999, we converted from a limited liability company to a Delaware corporation and changed our name to Aether Systems, Inc. On July 12, 2005, the stockholders of Aether Systems approved a holding company reorganization of Aether Systems in which each share of Aether Systems common stock was exchanged for one share of common stock of the Company and Aether Systems became a wholly-owned subsidiary of the Company. The sole activity of the Company is to hold 100% of the stock of Aether Systems. Immediately after the reorganization, the consolidated assets, liabilities and stockholders’ equity of the Company were the same as the consolidated assets, liabilities and stockholders’ equity of Aether Systems immediately prior to the reorganization. On July 13, 2005, the stock of Aether Systems ceased to trade on the Nasdaq National Market, and the stock of the Company began trading under the symbol “AETH.”  The reorganization was designed to help to protect the long-term value to the Company of its substantial net operating loss and capital loss carryforwards.

Our executive offices are located at 621 E. Pratt St., Suite 601, Baltimore, MD 21202. Our telephone number is (443) 573-9400 and our fax number is (443) 573-0383.

Our Internet address is www.aetherholdings.com. We make available free of charge, on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are providing the address of our internet website solely for the information of investors. We do not intend the internet address to be an active link, and the contents of the website are not a part of this Report.

We have adopted a general code of ethics for our business. We have also adopted a code of ethical conduct that applies solely to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. The Board of Directors is responsible for reviewing and authorizing any waivers from both the code of ethics and code of ethical conduct for senior financial officers and we will file any waivers from, or amendments to, these codes on our website www.aetherholdings.com. Both the general code of ethics and the code of ethical conduct for senior financial officers, as well as the charters for our audit committee, nominating committee, corporate governance committee and compensation committee, are available on Aether’s website, www.aetherholdings.com. This information is also available in print upon written request to our secretary at the address set forth above.

We have also adopted procedures for our stockholders to communicate with our Board of Directors. Stockholders who wish to contact the Board of Directors, or an individual director, should contact the Board of Directors or individual director at investor_relations@aetherholdings.com or in writing at 621 E. Pratt St., Suite 601, Baltimore, MD 21202. The Secretary will compile all communications and submit them to the Board of Directors, or individual directors, on a periodic basis.

EMPLOYEES

As of December 31, 2005, we employed a total of 7 persons. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

Our business activities are subject to various important risks and uncertainties, including the following:

Risks of our Current Business

1. Increases in prepayment rate adversely affect us.

The MBS we acquire are backed by pools of underlying mortgage loans. The payments we receive from our MBS are generally,  payments by the mortgagors on the underlying mortgage loans. When borrowers prepay their mortgage loans at rates that are faster than expected, the result is that our MBS are prepaid faster than expected. These accelerated prepayments may adversely affect the performance of our business.

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.

When they were purchased, our MBS had a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we paid a premium over the market value to acquire the security. In accordance with accounting rules, we amortize this premium on a level yield over the term of the MBS. If the MBS is prepaid in whole or in part prior to its maturity date, however, we would be required to amortize all (or a corresponding portion, in the case of a partial prepayment) of the remaining unamortized premium. This accelerated amortization negatively impacts the yield on our MBS.

We could, however, reduce the potential negative impact of increased prepayments by acquiring MBS at a discount. In accordance with GAAP, we would recognize this discount on a level yield over the term of the MBS. If a discounted security is prepaid in whole or in part prior to its maturity date, we will recognize income equal to the amount of the discount not previously recognized (or a portion of such remaining discount, in the case of a partial prepayment). Consequently, the reported performance of our business would be enhanced if discounted securities are prepaid faster than expected.

While we seek to minimize prepayment risk to the extent practical, in selecting investments we manage the prepayment risk against other risks and the potential returns of each investment. No strategy, however, can completely insulate us from prepayment risk.

2. An increase in interest rates adversely affects the book value of our MBS.

Increases in the general level of interest rates may cause the fair market value of our assets to decline. Generally, hybrid adjustable-rate MBS (during the fixed-rate component of the mortgages underlying such securities), which comprised 100% of our MBS at December 31, 2005, will be more negatively affected by such increases than traditional one-year adjustable-rate mortgage securities. In accordance with GAAP, we are required to reduce the carrying value of our MBS by the amount of any decrease in the fair value of our MBS compared to their respective amortized costs. If decreases in fair value occur, we are required by GAAP to either reduce current earnings or reduce stockholders’ equity without immediately affecting current earnings, depending on the accounting classification of the MBS and whether or not we believe the losses are temporary. In either case, our net book value decreases to the extent of any decreases in fair value.

3. If we are unable to renew or obtain additional sufficient funding on favorable terms or at all, we could incur losses.

We depend on borrowings, which to date have been short-term borrowings under repurchase agreements, to fund purchases of MBS in excess of our available cash. Our ability to satisfy commitments to purchase additional MBS depends on our ability to enter into repurchase agreements in sufficient amounts and on favorable terms. In addition, because repurchase agreements are short-term arrangements and MBS are long-term securities, we must be able to continually renew or replace outstanding repurchase agreements as they mature. We currently have repurchase arrangements with five lenders to provide financing for our purchases of MBS. These arrangements are not commitments to lend money to us. If we are unable to obtain funds to satisfy our MBS purchase commitments, or if we are unable to renew or replace maturing borrowings on favorable terms or at all, our financial condition and results could be materially and adversely affected. We could be required to sell our MBS (or to sell forward purchase commitments prior to their settlement, or sell the underlying MBS at the time of settlement) under adverse market conditions, or for prices and on terms that are less favorable than those we might otherwise be able to secure. In such situations, we would be forced to sell investments at a loss.

4. Our cash balances and cash flows may become limited relative to our cash needs and our borrowings could force us to sell assets under adverse market conditions.

Our primary liquidity risk arises from financing long-maturity MBS with short-term borrowings. Because we have purchased certain of our MBS with borrowed funds, a decline in the market value of our investment securities, caused by rising interest rates or prepayments, may result in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the market value of the collateral to the amount of the borrowing. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. This could force sales of our MBS under adverse market conditions where the value of the collateral securing our borrowing is less than the amount owed to our lenders. In this case, we would be responsible for any deficiency between the value of the collateral and the amounts we borrowed. This would increase our liquidity needs.

Additionally, repurchase agreements may qualify for special treatment under the Bankruptcy Code. This special treatment would allow the lenders under these agreements to avoid the automatic stay provisions of the Bankruptcy Code and to liquidate the collateral under these agreements without delay.

5. Limitations on our ability to raise additional capital through sales of shares of our capital stock may restrict our ability to address liquidity needs through stock issuances and may limit our ability to expand our MBS portfolio by raising additional capital through such stock offerings.

Because of limitations imposed by sections 382 and 383 of the Internal Revenue Code, which regulate our ability to use our accumulated net operating loss carryforwards and capital loss carryforwards in the future (as discussed below), there are limits on the number of additional shares of stock we can sell to raise additional capital. Accordingly, assuming market conditions would otherwise permit us to sell additional shares of our stock, this legal limit may prevent us from raising as much additional capital through sales of our stock as we might want or need at any particular time. As a result, we may be unable to address a specific liquidity needs through a sale of our stock. We also may not be able to increase the size of our MBS portfolio as much or as rapidly as we would otherwise like, because of limits on our ability to raise additional cash through stock offerings.

6. We may change our investment policies and guidelines without stockholder approval.

Our Board of Directors, with the advice of our management and FinPro, determine all of our investment policies and guidelines. The Board of Directors may amend or revise these investment policies and guidelines at any time without notice to stockholders. Changes to the leverage ratio, types of securities included in our portfolio and changes to our risk management policies could adversely affect our financial condition, results of operations, or the market price of our common stock.

7. Competition may increase and negatively impact our business.

The success of our business depends, in large part, on our ability to acquire MBS at favorable spreads over borrowing costs, as well as our ability to sell MBS at favorable prices when necessary in response to changing market conditions. In acquiring and selling MBS, we compete against REITs, financial institutions, such as banks, savings and loans, life insurance companies and institutional investors such as mutual funds and pension funds. Many of these entities have greater financial resources than us and as a result, we may not be able to acquire sufficient MBS at favorable spreads over our borrowing costs. In addition, we may face competition for a limited number of buyers at a time when we are seeking to sell MBS, which could result in us receiving less favorable prices for MBS that we sell. Our investment advisor (FBR) may be one of these competitors, to the extent it seeks to sell MBS for its affiliate, which has a very large MBS portfolio and has committed to repositioning a portion of that portfolio. See the discussion below under “The manager of our MBS portfolio, FBR, may have a conflict of interest.”  Existing competitors may grow, and new competition may enter the market over time, all of which can increase competition and could result in less favorable pricing and lower yields on assets.

8. Defaults on the mortgage loans underlying our MBS may reduce the value of our investment portfolio and harm our results of operations.

We bear the risk of any losses resulting from any defaults on the mortgage loans underlying the MBS in our investment portfolio. The MBS that we purchased are subject to guarantees of the payment of principal and interest on mortgage loans underlying such MBS, either by federal government agencies, including Ginnie Mae, or by federally-chartered corporations, including Fannie Mae and Freddie Mac. While Ginnie Mae’s obligations are backed by the full faith and credit of the United States, the obligations of Fannie Mae and Freddie Mac are solely their own. As a result, a substantial deterioration in the financial strength of Fannie Mae, Freddie Mac could increase our exposure to future delinquencies, defaults or credit losses on our holdings of Fannie Mae or Freddie Mac-backed MBS, and could harm our results of operations. In addition, while Freddie Mac guarantees the eventual payment of principal, it does not guarantee the timely payment thereof, and our results of operations may be harmed if borrowers are late or delinquent in their payments on mortgages underlying Freddie Mac-backed MBS. Moreover, Fannie Mae, Freddie Mac, Ginnie Mae guarantees relate only to payments on the mortgages underlying such agency-backed or corporate-backed securities, and do not guarantee the market value of such MBS or the yields on such MBS. As a result, we remain subject to interest rate risks; prepayment risks, extension risks and other risks associated with our investment in such MBS and may experience losses in our investment portfolio.

9. A prolonged economic slow-down, a lengthy or severe recession or declining real estate values could harm our operations.

The residential mortgage market has experienced considerable growth during the past ten years, with total outstanding U.S. mortgage debt growing from approximately $4.4 trillion at the end of 1993 to approximately $8.2 trillion as of December 2005, according to the Bond Market Association and the Federal Reserve. If this growth cannot be sustained or we suffer an economic recession, the market for MBS may be adversely affected.

10. Differences in timing of interest rate adjustments on our acquired securities and on our borrowings adversely affect our MBS business and the returns on the portion of our cash we invest in MBS.

We have relied primarily on short-term borrowings under repurchase agreements to acquire MBS with longer-term maturities. The interest rates on our short-term borrowings fluctuate monthly and carry interest rates that are based on prevailing short-term interest rates. Conversely, all of the MBS we have acquired are hybrid, adjustable-rate securities. This means that the interest rates on our MBS are initially fixed for a period of time, generally three years, subsequent to which they vary over time based upon changes in an objective index such as one year LIBOR or the one year Constant Maturity Treasury Rate, which generally reflect longer term interest rates. Accordingly, as short-term interest rates increase, it adversely affects our investment strategy and the returns on our capital.

As interest rates increased during 2005, we experienced a negative interest spread which adversely affected our net interest income because the interest rates on our borrowings adjusted upward faster than the interest rates on our adjustable-rate securities.

11. Interest rate caps could reduce the returns from our business.

Adjustable-rate and hybrid adjustable-rate MBS are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given adjustment period. Lifetime interest rate caps limit the amount an interest rate can increase over the life of the security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates (such as over the last three quarters), we would experience a decrease in net income or experience a net loss from our MBS portfolio because increases in the interest rates on our borrowings will not be limited, while increases in the interest rates on our adjustable-rate securities would be capped.

12. Hedging against interest rate exposure could adversely affect performance of our portfolio of MBS.

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

13. We are dependent on FBR to assist us in managing the portfolio of MBS.

Because we do not have experience in managing a leveraged portfolio of MBS, we are heavily dependent on the efforts and expertise of FBR. If we were to lose FBR’s services, our ability to fulfill our objectives and continue our MBS business could be adversely affected. As of July 1, 2005, the initial one-year term of our agreement with FBR expired, and this agreement is now continuing on a month-to-month basis without a fixed term, subject to the right of either party to terminate the agreement with ninety days prior notice. During the term of the agreement, unanticipated changes in circumstances to us or FBR could result in FBR ceasing to provide services to us. Accordingly, we cannot assure you that FBR will continue to work with us. FBR has not indicated that it plans to terminate its contract with us or that the repositioning of FBR’s portfolio will have any impact on its ability to continue to manage our portfolio. If FBR were to terminate its agreement with us, however, it may be difficult for us, within a reasonable period of time, to replace FBR with another firm having comparable expertise and offering comparable financial terms.

14. The manager of our MBS portfolio, FBR, may have a conflict of interest.

FBR manages a multi-billion dollar portfolio of MBS for an affiliate using a strategy very similar ours. On December 21, 2005, an affiliate of FBR announced that it will reposition its MBS portfolio and sell some portion of its existing portfolio beginning in the first quarter of 2006. FBR may face potential conflicts of interest, including the allocation of opportunities to sell MBS at favorable prices. We may seek to sell MBS in response to unfavorable market conditions at a time when many other MBS investors (including FBR) are seeking to sell. FBR has no obligation to resolve in our favor conflicts of interest that may arise in connection with competing portfolios. Employees of FBR will only devote the time and attention to our MBS that they deem necessary in their discretion, and there may be conflicts in allocating time, services and functions between our portfolio and other portfolios that FBR manages. The failure of employees of FBR to devote adequate time and attention to our MBS strategy could adversely affect the performance of our business.

15. FBR’s past performance or the performance of other companies that invest in MBS may not be indicative of how our MBS portfolio will perform.

The operations and results of any business with which FBR or its related companies have been or are associated or of any other company that follows a strategy similar to the one we are involved in are not intended to be, and should not be considered as, any indication of the likely future performance of our leveraged portfolio of MBS. The performance of our MBS portfolio may be affected by changes in market conditions, prepayment rates, availability of financing and interest rates, which are outside of our control or the control of FBR. In addition, other companies employing a strategy similar to the one we are pursuing may have different investment policies or greater financial resources than we have. Therefore, the past performance of FBR or other companies that use a strategy similar to ours is no guarantee, and may not be indicative, of the future performance of our portfolio of MBS.

16. Changes in our business strategy may adversely affect out MBS portfolio and near term earnings.

We have used borrowed funds to purchase a portion of the securities in our MBS portfolio. If we change our overall business strategy at a time when we have outstanding borrowings, our current lenders may cease to renew such borrowings at maturity. This could force us to sell our MBS under adverse market conditions, which could result in additional losses.

A new business strategy would be subject to new and additional risks. We also may experience transition expenses and the increase in operating costs as we implement a new strategy.

Regulatory and Tax Risks of Our MBS Business

1. Loss of Investment Company Act exemption would adversely affect us.

In managing a leveraged portfolio of MBS, we rely on an exemption from the Investment Company Act of 1940 for companies that are engaged primarily in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. Under the SEC staff’s current interpretation of that exemption, in order to meet the criteria for such exemption, we have to maintain at least 55% of our assets in qualifying real estate interests, such as whole pool mortgage interests issued by FHLMC, FNMA or GNMA, and at least 25% of our assets in other real estate related assets, such as non-whole pool MBS. This 25% minimum is reduced to the extent we invest more than 55% of our assets in qualifying real estate interests. These requirements could limit our ability to purchase certain types of MBS that might otherwise be attractive, and these restrictions could result in a lower level of income from our portfolio.

Changes in the Investment Company Act of 1940 or the rules there under, or in the SEC staff’s interpretation of the statute and rules, could force us to sell a substantial portion of our portfolio under potentially adverse market conditions. In addition, the use of leverage is a fundamental part of our MBS business. In the event we were required to register as an investment company under the Investment Company Act of 1940, our ability to use leverage and the returns on our equity capital would be substantially reduced, we would suffer additional regulatory costs and expenses and we would not be able to pursue our MBS business as described in this Report.

2. We may not be able to realize value from our tax loss carryforwards.

As of December 31, 2005, we had federal net operating loss carryforwards of approximately $777.8 million that expire between 2016 and 2025. In addition, we had capital loss carryforwards of approximately $272.2 million that expire between 2006 and 2010. In the event were to undergo an ownership change as defined in section 382 of the Internal Revenue Code, our net operating loss carryforwards and capital loss carryforwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon a review of past changes in our ownership, as of December 31, 2005, we do not believe that we have experienced an ownership change (as defined under section 382) that would result in any limitation on our future ability to use these net operating loss and capital loss carryforwards. However, we can not assure you that the IRS or some other taxing authority may not disagree with our position and contend that we have already experienced such an ownership change, which would severely limit our ability to use our net operating loss carryforwards and capital loss carryforwards to offset future taxable income.

Generally, an ownership change occurs if one or more stockholders, each of whom owns 5% or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50% over the lowest percentage of stock owned by such stockholders at any time during the preceding three-year period. For example, if a single stockholder owning 10% of our stock acquired an additional 50.1% of our stock in a three-year period, a change of ownership would occur. Similarly, if ten persons, none of whom owned our stock, each acquired slightly over 5% of our stock within a three-year period (so that such persons own, in the aggregate more than 50%) an ownership change would occur. Ownership of stock is determined by certain constructive ownership rules which can attribute ownership of stock owned by entities (such as estates, trusts, corporations, and partnerships) to the ultimate indirect owner.

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

3. We may not be able to use our tax loss carryforwards because we may not generate taxable income.

The use of our net operating loss carryforwards is subject to uncertainty because it is dependent upon the amount of taxable income we generate. Similarly, the extent of our actual use of our capital loss carryforwards is also subject to uncertainty because their use depends on the amount of capital gains we generate. There can be no assurance that we will have sufficient taxable income (or capital gains) in future years to use the net operating loss carryforwards or capital loss carryfowards before they expire. This is especially true for our capital loss carryfowards, because they expire over a shorter period of time than our net operating loss carryforwards.

4. The IRS could challenge the amount of our tax loss carryforwards.

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

5. We expect to be subject to the alternative minimum tax and our net loss carryforwards would not offset that tax in its entirety.

We do not plan to seek to qualify as a REIT under the Internal Revenue Code and we will therefore continue to be subject to state and federal income tax. However, as a result of our capital loss carryforwards and net operating loss carryforwards, we anticipate our federal income tax liability for the current fiscal year as well as for several years into the future to be substantially reduced. We do expect to be subject to the alternative minimum tax provisions of the Internal Revenue Code which limits the use of net operating loss carryforwards. These provisions would result, in effect, in 10% of our alternative minimum taxable income being subject to the 20% alternative minimum tax assessed on corporations. This amounts to a 2% effective tax rate on our alternative minimum taxable income.

6. The IRS may seek to impose the accumulated earnings tax on some or all of the taxable income we retain.

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

7. Possible changes in legislation could negatively affect our investments.

Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could adversely affect the tax consequences of an investment in our stock and could impair our ability to use the tax benefits associated with our tax loss carryforwards. However, we are not aware of any proposed changes in the tax laws or regulations that would materially impact our ability to use our tax loss carryforwards.

8. Limits on ownership of our common stock could have an adverse consequence to you and could limit your opportunity to receive a premium on our stock.

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

On July 12, 2005, the stockholders of Aether Systems approved a holding company reorganization of Aether Systems in which each share of Aether Systems common stock was exchanged for one share of common stock of the Company and Aether Systems became a wholly-owned subsidiary of the Company. Shares of the Company contain certain transfer restrictions on the ownership of our common stock. Although these transfer restrictions are designed as a protective measure to avoid an ownership change, they may have the effect of impeding or discouraging a merger, tender offer or proxy contest, even if such a transaction may be favorable to the interests of some or all of our shareholders. This effect might prevent stockholders from realizing an opportunity to sell all or a portion of their common stock of the Company at a premium to the prevailing market price.

Risks Associated With Our Historic Mobile and Wireless Data Businesses

1. We may be required to indemnify the purchasers of our EMS, Transportation and Mobile Government businesses.

We may be required to indemnify Telecommunication System, Inc. (“TCS”), Geologic Solutions, Inc. (f/k/a Slingshot Acquisition Corporation) (“Geologic”) and/or BIO-key International Inc. (“BIO-key”) for certain breaches of representations and warranties and other covenants that we gave to TCS, Geologic and BIO-key with respect to the sales of the EMS, Transportation and Mobile Government businesses, respectively.

Our indemnification liability to Geologic under the asset purchase agreement is limited to $10.0 million, other than in the case of fraud and with respect to a small number of specific representations, such as those relating to taxes owed for periods prior to the closing of the sale of the Transportation segment.  In addition, we remain fully liable for any claims that may arise relating to our operation of the Transportation business prior to the date on which Geologic acquired that business from us.  As previously disclosed, in the third quarter of 2005, Geologic notified us of, and we responded to, various indemnification claims for alleged breaches of representations and warranties under the asset purchase agreement pursuant to which we sold our Transportation business to Geologic.  The parties have been unable to resolve their disagreement over Geologic’s claim for indemnification and on March 13, 2006, Geologic filed a lawsuit against the Company in the Supreme Court of the State of New York.  Geologic’s claims primarily involve allegations that we did not fully disclose certain aspects of our Transportation business’ relationships with one of its major customers and two of its major suppliers that allegedly resulted in the devaluation of inventory and other adverse effects to the Transportation business after the sale.  Geologic contends that it has suffered damages in excess of $30 million as a result of these alleged breaches.  We believe that Geologic’s claims are without merit and intend to vigorously defend against them. However, we cannot predict the outcome of  this litigation, and an adverse resolution of such claims could require us to make a significant cash payment to Geologic.  In such event, we would record a charge against earnings, further increasing the loss on the sale of the Transportation segment.

Most of the indemnification provisions relating to the sale of our EMS segment have now expired.  Most of the indemnification provisions relating to the other two businesses will continue through the first quarter of 2006.

Our indemnification liability to BIO-key under the asset purchase agreement is limited to $2.0 million, other than in the case of fraud and with respect to a small number of specific representations, such as those relating to taxes owed for periods prior to the closing of the sale of the Mobile Government segment. We also remain fully liable for any claims that may arise relating to our operation of the Mobile Government business prior to the date on which BIO-key acquired that business from us. We have agreed to maintain certain credit support and performance assurance arrangements on behalf of BIO-key. Under a sales agreement with Hamilton County, Ohio, our potential liability is secured by a $7.9 million letter of credit to assure performance under the terms of that sales agreement. We also have been required to sublease (rather than assign) to BIO-key the Mobile Government leased facility in Marlborough, Massachusetts, and to keep in place a $749,000 letter of credit in favor of the landlord under the lease. On January 23, 2006, we entered into two agreements that amend the collateral security and credit arrangements originally entered into with BIO-key. In the agreements, if certain conditions are met, we agreed to release to BIO-key up to $1 million of cash collateral currently held by us and will have expanded rights relating to BIO-key’s $749,000 security deposit for the sublease by BIO-key of Massachusetts office space. For a further discussion of these matters involving Geologic and BIO-key, see Notes 14 and 17 of the notes to the Consolidated Financial Statements included in Item 8 of this Report.

We may also be required to indemnify TCS under the asset purchase agreement for certain breaches of representations and warranties and other covenants that we gave to TCS with respect to the sale of our EMS segment. This liability is limited to $7.6 million, other than in the case of fraud and with respect to a small number of specific representations, such as those relating to taxes owed for periods prior to the closing of the sale of the EMS segment. In addition, we remain fully liable for any claims that may arise relating to our operation of the EMS business prior to the date on which TCS acquired that business from us, including any liability arising from our past sales of the blackberry devices manufactured by Research In Motion (“RIM”). Recently, the U.S. Court of Appeals ruled that RIM violated 16 patents owned by intellectual property holding company NTP, Inc. (“NTP”). The case was remanded on February 24, 2006 to the District Court to determine whether or not RIM should be enjoined selling the violating products. It has been reported that the parties have since reached a settlement agreement.

Other than our dispute with Geologic, we are not currently aware of any potential claims that we would expect to be significant. However, claims may arise in the future that could impose substantial liabilities on us.

Other Risks of Our Business

1. Our success in identifying and implementing strategic alternatives may impact our business.

We may incur additional costs and expenses in evaluating and pursuing potential new business opportunities. As a result, our expenses may increase above current levels. There can be no assurance that we will locate a suitable business opportunity or that any transition of our business will be successful or enable us to utilize our loss carryforwards.

2. Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Because we have a relatively small corporate staff, we rely heavily on outside professional advisers to assist us with the various governance and compliance obligations we have as a public company. As a result, our operating expenses in 2003, 2004, and 2005 include significant outside professional fees, and we expect to continue to incur such expenses in the future. These costs have included increased accounting related fees associated with preparing the attestation report on our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002. These costs have offset a portion of the savings we realized through our expense reduction program. In addition, more recent, regulations and standards are subject to varying interpretations, as well as modifications by the SEC and the Nasdaq. The way in which these laws, regulations and standards are applied and implemented may change over time, which could result in even higher costs to address and implement revisions to compliance (including disclosure) and governance practices.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and in addition to increased general and administrative expenses, this investment will require management to devote time and attention that will not be available for other matters. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and we could be exposed to potential liabilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices total 3,955 square feet and are located in Baltimore, Maryland. In addition, we maintain a lease for space in Marlborough, Massachusetts that we used as the headquarters for our Mobile Government business. We have sublet this office space to BIO-Key International, Inc., the company that purchased our Mobile Government business. We believe that our retained facilities are adequate for the purposes for which they are presently used and that replacement facilities are available at comparable cost, should the need arise.

ITEM 3. LEGAL PROCEEDINGS

Aether is among the hundreds of defendants named in nine class action lawsuits seeking damages on account of alleged violations of securities law.  The case is being heard in the United States District Court for the Southern District of New York.  The court has consolidated the actions by all of the named defendants that actually issued the securities in question and there are now approximately 310 consolidated cases before Judge Scheindlin, including the Aether action, under the caption In Re Initial Public Offerings Litigation, Master File 21 MC 92 (SAS).

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

On March 13, 2006, a complaint captioned Geologic Solutions, Inc., v. Aether Holdings, Inc., (Index No. 600856/06) was filed against the Company in the Supreme Court for the State of New York, New York County.  The complaint generally alleges that plaintiff Geologic was damaged as a result of certain alleged breaches of contract and fraudulent inducement arising out of Aether’s alleged misrepresentations and failure to disclose certain information in the asset purchase agreement dated as of July 20, 2004 for the purchase and sale of our Transportation business.  The allegations in Geologic’s complaint are substantially similar to claims Geologic made in a previous request to the Company for indemnification.  The complaint seeks monetary damages “in an amount not less than $30 million” and other relief.  We plan to vigorously defend against this action but cannot predict its outcome.

Aether is also a party to other legal proceedings in the normal course of business. Based on evaluation of these matters and discussions with counsel, the Company believes that any additional liabilities arising from these matters will not have a material adverse effect on the consolidated results of its operations or financial position. See Note 14 of the notes to our Consolidated Financial Statements included in Item 8 of this Report, for additional discussion of claims relating to the sale of the Transportation business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to Aether’s stockholders for consideration during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR AETHER’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock has been quoted on the Nasdaq National Market under the symbol AETH since our initial public offering on October 20, 1999. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported on the Nasdaq National Market.

	2005		2004
QUARTER ENDED	HIGH	LOW	HIGH	LOW
March 31	$3.51	$3.24	$5.91	$3.92
June 30	$3.45	$3.04	$4.93	$3.23
September 30	$3.67	$3.27	$3.45	$2.72
December 31	$3.57	$3.27	$4.00	$3.27

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

The number of holders of record of Aether’s common stock as of February 28, 2006 was 482.

DIVIDENDS

We have never declared or paid any cash dividends on our capital stock nor, when we were organized as a limited liability company, did we make any distributions to our members. As discussed above in Item 1 under the heading “Business – Introduction,” for the period that our accumulated tax loss carryforwards remain available for use, we expect to retain earnings, if any, to support the development of our business, rather than pay periodic cash dividends. Our Board of Directors may reconsider or change this policy in the future. Payment of future dividends, if any, will be at the discretion of our Board of Directors, after taking into account such factors as it considers relevant, including our financial condition, the performance of our business, the perceived benefits to the Company and our stockholders of re-investing earnings, anticipated future cash needs of our business, the tax consequences of retaining earnings and the tax consequences to the Company and its stockholders of making dividend payments.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Plan Category	Plan Name	Number of securities to be issued upon exercise of outstanding options, and restricted stock	Weighted-average exercise price of outstanding options, and restricted stock	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1999 Equity Incentive Plan	1,077,334	$4.77	3,866,896

Equity compensation plans not approved by security holders	Acquisition Incentive Plan	0	0.00	1,317,877

Total		1,077,334	$4.77	5,184,773

The 1999 Equity Incentive Plan provides for the issuance of Aether common stock, pursuant to grants of stock options or restricted stock, in an amount equal to 20% of the Company’s outstanding shares. On September 2, 2005, the Company filed a registration statement with the Securities and Exchange Commission on Form S-8 registering an additional 973,866 shares under the 1999 Equity Incentive Plan.

Acquisition Incentive Plan

The Acquisition Incentive Plan was effective December 15, 2000. Grants under the Acquisition Incentive Plan may be made to all employees, consultants and certain other service providers (other than directors and executive officers) of the Company. Under the Acquisition Incentive Plan, Aether’s Board of Directors has authorized the issuance of up to 1,900,000 shares of Aether common stock in connection with the grant of stock options or restricted stock. All options granted under the Acquisition Incentive Plan must be nonqualified stock options. Any shares covered by an award that are used to pay the exercise price or any required withholding tax will become available for re-issuance under the plan. In the event of a “change of control” as such term is defined in the Acquisition Incentive Plan, awards of restricted stock and stock options will become fully vested or exercisable, as applicable, to the extent the award agreement granting such restricted stock or options provides for such acceleration. (Individuals receive an award agreement upon grant of an award under the Acquisition Incentive Plan.)  A participant will immediately forfeit any and all unvested options and forfeit all unvested restricted stock at the time of termination from Aether, unless the award agreement provides otherwise. No participant may exercise vested options after the 90th day from the date of termination from Aether, unless the award grant provides otherwise. No awards may be made pursuant to the Acquisition Incentive Plan after December 14, 2010. The Acquisition Incentive Plan is administered by Aether’s compensation committee.

UNREGISTERED SALES OF SECURITIES

None

ITEM 6. SELECTED FINANCIAL DATA

The table that follows presents portions of our Consolidated Financial Statements and is not a complete presentation in accordance with accounting principles generally accepted in the United States of America. You should read the following Selected Financial Data together with our Consolidated Financial Statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

The results of operations in the following Selected Financial Data, as well as in our Consolidated Financial Statements, present the results of our EMS, Transportation and Mobile Government businesses, which we sold during 2004, as discontinued operations. Loss from continuing operations does not include any financial results of the EMS, Transportation or Mobile Government businesses.

	YEAR ENDED DECEMBER 31,
	2001	2002	2003	2004	2005
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Interest income from mortgage-backed securities	$—	$—	$—	$481	$9,775
Interest income from cash and cash equivalents	—	—	—	447	328
Interest expense on repurchase agreements	—	—	—	—	(5,435)
Net interest income	—	—	—	928	4,668
Gain on sale of mortgage-backed securities	—	—	—	1,826	264
Other than temporary impairment on mortgage-backed securities	—	—	—	—	(3,993)
Operating income (expenses)
Selling, general and administrative (1)	(38,340)	(22,862)	(15,779)	(12,083)	(5,013)
Investment advisor fees	—	—	—	(67)	(386)
Depreciation and amortization	(7,802)	(6,319)	(2,672)	(2,212)	(159)
Stock compensation expense	(1,990)	(1,735)	(928)	(594)	(76)
Impairment of other assets	(2,807)	(7,589)	(1,367)	—	—
Other (expense) income	—	—	(744)	(60)	231
Restructuring charge	(875)	(558)	(306)	(1,054)	7
Total operating expenses	(51,814)	(39,063)	(21,796)	(16,070)	(5,396)

Operating loss	(51,814)	(39,063)	(21,796)	(13,316)	(4,457)

Non-operating income (expense)
Other interest income	27,556	9,921	6,037	3,508	1,150
Interest expense from subordinated notes	(20,402)	(15,827)	(10,427)	(7,917)	—
Equity in losses of investments	(57,523)	(4,744)	(97)	—	—
Gain (loss) on early extinguishment of debt	7,684	42,765	—	(2,419)	—
Investment gain (loss), including impairments, net	(143,384)	(14,412)	587	(3,559)	(19)
Total non-operating income (loss)	(186,069)	17,703	(3,900)	(10,387)	1,131

Loss from continuing operations	(237,883)	(21,360)	(25,696)	(23,703)	(3,326)
Loss from discontinued operations, net of tax expense (benefit) of $(10.7 million), $(535,000), $75,000, and $0 for 2001, 2002, 2003, and 2004, respectively	(1,422,776)	(304,062)	(23,756)	(45,450)	—
Gain (loss) on sale of discontinued operations	—	—	—	20,825	(1,194)
Cumulative effect of change in accounting principle relating to adoption of SFAS No. 133 in 2001	6,564	—	—	—	—
Net loss	$(1,654,095)	$(325,422)	$(49,452)	$(48,328)	$(4,520)
Net loss per share (basic and diluted) from continuing operations	$(5.84)	$(0.51)	$(0.60)	$(0.54)	$(0.07)
Net loss per share (basic and diluted) from discontinued operations	(34.93)	(7.22)	(0.56)	(1.04)	—
Gain (loss) per share (basic and diluted) on sale of discontinued operations	—	—	—	0.47	(0.03)
Cumulative effect of change in accounting principle	0.16	—	—	—	—
Net loss per share – basic and diluted	$(40.61)	$(7.73)	$(1.16)	$(1.11)	$(0.10)

Weighted average shares outstanding – basic and diluted	40,732	42,117	42,616	43,713	44,006

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents (including restricted cash)	$527,430	$68,593	$39,682	$69,555	$9,725
Investments available for sale	2,490	255,825	220,849	—	—
Mortgage-backed securities, at fair value	—	—	—	62,184	253,900
Total assets	951,419	475,407	398,105	136,586	265,951
Repurchase agreements	—	—	—	—	133,924
Total debt	306,138	154,945	154,942	—	—
Stockholders’ equity	$544,526	$229,398	$179,301	$130,590	$126,387

(1)Exclusive of option and warrant expense - see consolidated financial statements.

Through December 31, 2001, we recorded approximately $1.7 billion in goodwill and other intangibles in discontinued operations related to acquisitions of mobile and wireless data businesses. Based on a variety of indicators, we determined during 2001 that the goodwill and other intangibles from our acquisitions may have become impaired. As a result of our review, we determined that the carrying value of goodwill and certain other assets related to our acquisitions were not fully recoverable. In addition, during 2001, we recorded impairment charges in continuing operations of approximately $2.8 million, which represented the difference between the carrying value and fair value of other investments. Also during 2001, we recorded impairment charges in discontinued operations of approximately $1.1 billion, which represented the difference between the carrying value and fair value of the goodwill, intangible and other assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6 above and our Consolidated Financial Statements and the related notes, which appear in Item 8 of this Report.

In this discussion and analysis, we explain our financial condition and results of operations. We have organized our discussion and analysis as follows:

•      We provide an introduction and overview of our business activities.

•      We discuss additional factors affecting comparability of results and operations.

•      We discuss our critical accounting policies.

•      We discuss recent accounting pronouncements.

•      We discuss the results of our continuing operations for the year ended December 31, 2005, compared with results for the years ended December 31, 2004 and 2003.

•      We discuss our financial condition, liquidity and capital resources and our contractual obligations.

INTRODUCTION AND OVERVIEW

Our business has undergone significant change, and consequently our financial results and condition are difficult to compare from one year to the next. As discussed in Item 1 under “Recent Developments,” our business may change further in the future. To the extent we make additional changes to our business or our strategy, future year-to-year comparisons may continue to be difficult and our financial condition and results may continue to change.

In 2004, we sold our mobile and wireless data businesses. For information on these dispositions, see Note 15 of the notes to our Consolidated Financial Statements included in Item 8 of this Report. The results of these businesses are presented as “discontinued

operations.”  These businesses accounted for all of the operating revenue and a significant portion of the operating expenses that we reported prior to commencing our MBS business in 2004. As required by generally accepted accounting principles, we have restated prior periods to reflect the presentation of the mobile and wireless data businesses as “discontinued operations,” so that year-to-year results are comparable.

As a company that owns and manages a portfolio of MBS, we no longer report revenue, cost of revenue or gross profit. Instead, our income statement consists primarily of interest income and expense, realized and unrealized gains on MBS transactions, other than temporary impairments, if any, and selling, general and administrative expenses. Our balance sheet includes primarily cash and cash equivalents, investments, repurchase agreements (reflecting funds borrowed to leverage our MBS portfolio), interest receivable and payable and other less significant assets and liabilities. In October 2004 we repurchased the outstanding portion of our 6% convertible subordinated notes that were due in March 2005. Prior to this time, the interest expense on these notes, $154.9 million of which were outstanding during 2004, represented a material portion of our expenses.

We began implementing our MBS strategy at the end of June 2004. Since that time, there have been significant changes in the size of our MBS portfolio, the amount of interest income we receive from those investments, and the amount of interest expense we pay. See Item 1 “Business” for a discussion of recent market conditions that have led to a decline in the size of our MBS portfolio and the amount of our leverage since the middle of 2005.

In the course of repositioning our business, we reduced the size of our corporate staff significantly and currently have a staff of seven employees. Our corporate office is located in a leased facility in Baltimore, Maryland. This location is our sole operating location. All other existing leases, except for the lease of the Massachusetts facility that we have sublet to the buyer of our Mobile Government business, expired during the first quarter of 2005. Our general and administrative expenses have been significantly lowered, although we will still incur costs associated with being a public company, including insurance, audit and other outside professional services, compliance and various regulatory fees. We also will continue to incur fees for our outside investment and financial advisors.

ADDITIONAL FACTORS AFFECTING THE COMPARABILITY OF RESULTS AND OPERATIONS

Certain items included in our results of operations have varied significantly from one year to the next, making it difficult to compare our overall results from year to year. These items are discussed below. In general, as discussed below, we do not expect these items to have a material impact on our results of operations in the future.

•      We recorded an impairment charge of $129.3 million ($29.7 million to goodwill and $99.6 million to intangible assets) related to discontinued operations during 2001. We repeated the impairment analysis each year, beginning with a recurring annual measurement date chosen by us and the 2002 review resulted in an additional impairment charge to goodwill of $26.8 million. All of these amounts are included in loss from discontinued operations. We performed this analysis again in September 2003 and determined that there was no further impairment of goodwill at that time.

During the second quarter of 2004, with the potential future sale of the Transportation and Mobile Government businesses, we reassessed the value of the Transportation and Mobile Government goodwill and recorded impairment charges related to goodwill of $12.2 million and $8.9 million, respectively. These impairments are reflected in discontinued operations. After the sale of the EMS, Transportation and Mobile Government businesses, we no longer have any goodwill on our balance sheet.

•      During 2003, we recorded impairment charges to intangibles and other long-lived assets of $2.7 million. Of this charge, $1.4 million related to continuing operations and $629,000 and $677,000 related to EMS and Transportation, respectively, which are reported as discontinued operations.

During 2004, with the potential future sale of the Transportation and Mobile Government businesses, we reassessed the value of the Transportation and Mobile Government intangibles and other long-lived assets and recorded non-cash impairment charges related to Transportation intangibles and other assets of $3.1 million and $11.3 million, respectively and reported as discontinued operations. After the sale of the EMS, Transportation and Mobile Government businesses, we no longer have any intangible assets on our balance sheet.

•      During 2003, we recorded a net gain of $587,000, which included impairment charges of $71,000 related to our equity investments. The remainder of the net gain resulted from sales of investments. In 2004, we recorded a net loss of $3.6 million, which included a $5.4 million loss on the liquidation of our investments available for sale consisting of highly liquid U.S. Government Agency-sponsored securities. The loss was partially offset by a gain of $1.8 million relating to the sale of other equity investments.

As of December 31, 2004 and 2005, our investment balances were primarily related to MBS and cash equivalents. As a result of the decline in the profitability of our leveraged MBS portfolio, our recent decision to repay the leveraged portion of our MBS portfolio, and our decision to evaluate additional and alternative business opportunities that may require the sale of some or all of our remaining MBS, management does not continue to have the firm intention to hold existing MBS investments until maturity (or until such time as the market value of those securities has recovered). Accordingly, we determined that unrealized losses in the MBS portfolio at December 31, 2005 should be considered “other than temporary” impairments under Statement of Accounting Standards 115 and should be charged against operating results as of that date. This decision reflects a change in our intention to hold all MBS until a recovery of fair value occurs. During the fourth quarter of 2005, the Company recognized the unrealized loss of approximately $2.1 million and wrote-off the unamortized premium of $1.9 million for the total other than temporary impairment charge of approximately 4.0 million. The fair value of the MBS portfolio will continued to be evaluated and any additional reductions in market values that are determined to be “other than temporary” impairments will be included in results from continuing operations.

•      From 2001 through 2004, we implemented expense reduction plans as part of our integration strategy focused on improving operational efficiencies, the implementation of other measures in order to reduce planned expenses and ultimately facilitate the transition to our MBS business. These efforts included in the consolidation of excess facilities and a significant reduction in our workforce. As of December 31, 2005, we had a total of seven employees, and all of them were located at our principal office in Baltimore, Maryland. Employee separation benefits under the restructuring plans include severance, medical, and other benefits. Facility closure costs and other costs included expected losses on subleases, brokerage commissions, asset impairment charges, contract termination costs and other costs.

As of December 31, 2005, there was no accrued liability related to restructuring activities.

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

Mortgage-backed securities

Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its investments as trading investments, available-for-sale investments or held-to-maturity investments. Currently, the Company classifies all of its MBS as available for sale. All assets classified as available for sale are reported at fair value, based on market pricing estimates provided by independent pricing services and dealers who make markets in these financial instruments, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Unrealized losses on mortgage-backed securities that are considered “other than temporary,” as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in operating results and the cost basis of the securities is adjusted.

Interest income is accrued based on the outstanding principal amount of the securities and their contractual terms. Premiums and discounts associated with the purchase of the securities are amortized/accreted into interest income over the lives of the securities using the interest method in accordance with Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, market place consensus prepayment speeds, and current market conditions. In general, as prepayment speeds on our MBS increase, related purchase premium amortization increases, thereby reducing our net yield on MBS. If we used different prepayment estimates, the amounts we report for interest income could be materially different.

MBS transactions are recorded on the trade date. Purchases of newly issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. Realized gains and losses on sales transactions are determined on the specific identification basis.

Valuation of deferred tax assets

We have deferred tax assets as a result of years of accumulated tax loss carryforwards. Management believes we will achieve profitable operations in future years that may enable us to recover the benefit of our deferred tax assets. However, we presently do not have sufficient objective evidence to support management’s belief and, accordingly, we maintain a full valuation allowance for our net deferred tax assets as required by generally accepted accounting principles.

Guarantees

We have certain guarantees related to assigned leases. We also agreed to maintain a letter of credit as collateral assurance of performance for a significant customer contract that was assigned to the buyer of our Mobile Government business in connection with the sale of that business. These arrangements have been evaluated in accordance with FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), and we have recorded a total liability of approximately $308,000 in respect to these arrangements. This liability is included in “Other liabilities” on our balance sheet. The estimated fair value of the liability was calculated based on an analysis of multiple scenarios and the estimated probability of those scenarios based on discussions with personnel closely involved with the project. Had we used different estimates, the liability that we recorded could have differed materially.

RECENT ACCOUNTING PRONOUNCMENTS

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

RESULTS OF CONTINUING OPERATIONS

In this section, when we discuss the results of our operations, we will be talking about our MBS business, which we refer to as “continuing operations.” We did not begin implementing our MBS business until the end of June 2004 and accordingly, earnings related to our MBS business were significantly higher during the year ended December 31, 2005, as compared to 2004.

Loss From Continuing Operations

Loss from continuing operations decreased $20.4 million, or 86.0%, to $3.3 million in 2005 from a loss of $23.7 million in 2004. The reduction in the amount of the loss reflects an increase in earnings from our MBS portfolio, as we substantially expanded the size of that portfolio in the first half of 2005, and a decline in expenses as we streamlined our corporate infrastructure in the first half of 2005 to reflect the needs of our MBS business.

As discussed above, because management has now concluded that it does not continue to have the firm intention to hold existing MBS investments until maturity, or such time as the market value has recovered, we determined (consistent with the requirements of GAAP) that unrealized losses in the portfolio should be considered “other than temporary” impairments. Accordingly, in the fourth quarter of 2005, we recorded an impairment charge of approximately $4.0 million, which is included in loss from continuing operations. The write-off of unamortized premiums of $1,945,000 that we paid to purchase MBS was included as part of this $4.0 million impairment charge. Had we not incurred this charge, we would have reported net income from continuing operations of approximately $667,000 for 2005.

The outstanding balance of our MBS portfolio will decline significantly during 2006 as a result of the sale approximately $140 million of MBS that we entered into on March 8, 2006 to de-lever our MBS portfolio, along with principal repayments that we will continue to receive during the year. Consequently, absent a significant change in market conditions and a decision to purchase additional MBS, our interest income from our MBS portfolio also will decline. Although we do not anticipate significant losses from continuing operations in 2006, costs incurred in connection with our examination of additional strategic business opportunities are likely to increase our expenses in 2006.

Losses from continuing operations decreased $2.0 million, or 7.76%, to $23.7 million in 2004 from $25.7 million in 2003. This decline was primarily due to a reduction in operating expenses resulting from our restructuring activities. In October 2004, we redeemed all of the then- outstanding 6% convertible subordinated notes at a price of 101.2% and realized a $2.4 million loss on the early extinguishment. The loss, however, was offset by lower interest expense as a result of the redemption. If we had not redeemed these notes, we would have been required to pay $4.3 million of interest on the notes through their maturity in March 2005.

Interest Income from MBS Portfolio

We began implementing our MBS strategy in late June of 2004, and as of December 31, 2004, we owned approximately $62.2 million of MBS. We purchased additional MBS during the first half of 2005, and after investing $100 million of our cash in MBS utilized borrowings under our repurchase agreements to finance additional MBS purchases. During 2005, the interest earned on the portfolio was approximately $9.8 million, net of premium amortization and custodian fees. In the fourth quarter of 2005 because the interest we were earning on our short-term investments was less than the interest  we were paying on short-term borrowings to leverage our MBS portfolio, we used approximately $20 million of  available cash to repay a portion of borrowings. These repayments and the corresponding reduction in leverage on our portfolio increased our net equity in MBS to approximately $120 million.  After completion of the sales of MBS in March 2006 the repayment of  all of our outstanding borrowings under our repurchase agreements and receipt of normal prepayments on our MBS received during the first quarter of 2006,  our net investment in MBS will again be $100 million or less. Interest income from our MBS increased $9.3 million to $9.8 million in 2005 from $481,000 in 2004. Our MBS portfolio at the beginning of 2005 consisted of two MBS. During the first two quarters of 2005, we invested an additional $387.4 million in MBS and began to leverage the portfolio. In light of increasing short-term interest rates and the reduction in the spread between the interest income we earn on our MBS portfolio and the interest expense we incur to finance our purchases, we have not purchased any MBS since May 2005. In addition, since May 2005, our MBS portfolio has declined from $433 million to $254 million at December 31, 2005 as a result of MBS sales totaling $106.7million (on which we realized net gains of $264,000) and principal repayments on our MBS in the ordinary course.

Interest earned on MBS varies as a result of changes in interest rates, prepayment speeds as well as the size of our MBS portfolio. Changes in both interest rates and prepayment speeds are uncertain and represent principal risks of our MBS strategy. Prepayment speeds, as reflected by the constant prepayment rate (“CPR”), and interest rates vary according to the type of MBS, conditions in financial markets, competition and other factors, none of which can be predicted. In general, as prepayment speeds on our MBS increase, related purchase premium amortization increases, thereby reducing the net yield on MBS. CPR’s in future periods will depend, in part, on changes in and the level of market interest rates across the yield curve. In general, CPR’s tend to fall during periods of rising interest rates. Although rates have increased throughout the second half of 2005, the CPR’s for our MBS have not declined as would be expected. This may be the result of borrowers refinancing to convert adjustable-rate loans to fixed rates loans.

The weighted average yield on our MBS portfolio was 3.94% for the year ending December 31, 2005, compared to 3.76% for the year ending December 31, 2004. The weighted average yield on the MBS portfolio increased during 2005 as a result of higher interest rates payable on the MBS securities that we purchased in the first and second quarter of 2005. This increase was partially offset by an increase in premium amortization due to higher weighted average CPR during this period. In the second half of 2005, our weighted average yield on our MBS portfolio declined slightly as a result of sales of certain higher coupon MBS in June and September 2005 along with additional premium amortization resulting from increases in weighted average CPR.

The following table presents key metrics of our MBS, for the quarterly periods presented:

Quarter Ended	Weighted Average Coupon	Weighted Average CPR	Weighted Average Yield
December 31, 2004	3.92%	7.3%	3.76%
March 31, 2005	4.01%	16.5%	3.64%
June 30, 2005	4.44%	17.0%	4.12%
September 30, 2005	4.35%	32.1%	4.01%
December 31, 2005	4.28%	30.0%	3.99%

Interest Income from Cash and Cash Equivalents

Interest income from cash and cash equivalents was $328,000 in 2005 compared to $447,000 in 2004. This represents cash allocated to our MBS business that was temporarily invested in short-term U.S. Government Agency-sponsored cash equivalents, rather than in MBS. The decrease in interest income from these temporary investments was the result in a decline in the average balance of such investments during the period.

Interest Expense on Repurchase Agreements

Interest expense on repurchase agreements varies based upon the interest rates we are charged as well as the average amount of borrowings that we have outstanding. The amount of outstanding borrowings varies based upon purchases and sales of MBS and MBS prepayments received. Our borrowings under repurchase agreements have been short-term obligations, which have generally matured on a monthly basis. As a result, as short-term interest rates increased during 2005, the interest rates charged under our repurchase agreements increased.

Interest expense on repurchase agreements was $5.4 million in 2005. We did not begin leveraging our MBS portfolio until the first quarter of 2005; therefore, there was no comparable interest expense incurred in 2004. While interest rates charged on our short-term borrowings under repurchase agreements increased during the second half of 2005, the average amount borrowed during this period declined, as we used proceeds from sales of MBS and prepayments to repay a portion of our outstanding borrowings.

The following table presents key metrics of our repurchase agreements, for the periods presented:

Quarter Ended	Average Outstanding Balance of Borrowings	Weighted Average Interest Rate at Quarter End	Weighted Average Days to Maturity at Quarter End	Weighted Average Cost of Funds for the Quarter Ended
	(in thousands)
December 31, 2004	—	—	—	—
March 31, 2005	$19,443	2.83%	25	2.83%
June 30, 2005	$281,128	3.31%	26	3.03%
September 30, 2005	$219,711	3.84%	18	3.51%
December 31, 2005	$144,117	4.23%	25	4.06%

Net Interest Spread

Our interest rate spread, which represents the difference between the weighted average yield on our MBS and the weighted average cost of funds on our repurchase agreements, was negative (0.07%) for the quarter ended December 31, 2005, compared to a positive spread of 0.50%, 1.09% and 0.81% for the quarters ended September 30, 2005, June 30, 2005 and March 31, 2005, respectively. The decline in interest rate spread during the second half of 2005 reflects the increase in short-term interest rates and the decrease in yield resulting from sales of higher coupon MBS in late June of 2005. The increase in the interest rate spread during the second quarter of 2005 resulted primarily from the purchase of higher coupon MBS during the second quarter, which was partially offset by increases in our short-term borrowing rates during the quarter.

Gain on Sale of Mortgaged-backed Securities

In 2005, we recognized a net gain of $264,000 on sales of $106.7 million in MBS as compared to a net gain of $1.8 million on sales of $264.3 million in the estimated face value of MBS forward purchase commitments during the third quarter of 2004.

In September 2005, we sold approximately $33.1 million of MBS and recognized a loss of $159,000. In June 2005, we sold approximately $73.3 million of MBS and recognized a gain of $423,000. In July 2004, we sold MBS forward purchase commitments and recognized a gain of $1.8 million.

Other Than Temporary Impairment on Mortgage-backed Securities

As of December 31, 2005, in accordance with SFAS No. 115, the Company recognized the unrealized loss of approximately $2.1 million and wrote-off the unamortized premium of $1.9 million for the total other than temporary impairment charge of approximately $4.0 million, as discussed in Item 1 under the heading “Recent Developments.”

Operating Expenses

During the first quarter of 2005 we substantially completed transitional activities that related to ongoing obligations we had to the buyers of our Transportation and Mobile Government businesses. We have streamlined our corporate infrastructure to the level required to support our ongoing MBS business and do not anticipate any significant further declines in operating expenses. Costs incurred in connection with our examination and additional or alternative strategic business opportunities, as discussed above in Item 1A “Risk Factors - Other Risk of Our Business,” may result in an increase in our expenses during 2006 from current levels.

Our operating expenses declined significantly in 2003 and 2004, primarily due to the results of our restructuring efforts, in which we streamlined our organization and reduced our workforce.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of compensation and personnel related costs, rent, facility related support costs, along with costs of outside professionals, including legal counsel, accountants and investment bankers.

SG&A expenses decreased $7.1 million, or 58.3%, to $5.0 million in 2005 from $12.1 million in 2004. The decline reflects primarily the results of streamlining our corporate infrastructure to align it with the needs of our MBS business and as a result of the sale of our mobile and wireless data businesses. Of the decrease, approximately $2.5 million was related to personnel reductions. Other major components of the decrease include reductions in insurance of $727,000, professional fees of $1.4 million, facility costs of $551, 000 and telecommunications costs of $336,000. In 2004, we incurred approximately $1.3 million of investment banking and advisory fees associated with the evaluation and implementation of our MBS strategy and the sale of our historic operating businesses. We did not incur similar fees in 2005.

SG&A expenses decreased $3.7 million, or 23.4%, to $12.1 million in 2004 from $15.8 million in 2003. Of the decrease, $1.4 million is primarily due to reductions in personnel costs as a result of our reduction in workforce. Facility and travel costs decreased approximately $978,000 and $447,000, respectively. Additional expense reductions were partially offset by a $1.0 million increase in investment banking fees paid in 2004. These investment banking fees included $900,000 related to the implementation of our MBS strategy, including $500,000 paid to our investment advisor (FBR) for assisting with the development and launch of the MBS strategy, and $400,000 paid to a third-party investment banker to provide our management and our Board of Directors with a report on evaluating the proposed MBS strategy.

Investment advisor fees

Fees paid to FBR our outside investment manager, to manage and provide advice relative to our MBS portfolio, were $386,000 for 2005, compared to $67,000 for 2004. The increase in fees reflects the growth of our MBS portfolio, as FBR’s fee is based on the amount of MBS we own. In addition, FBR was only engaged for approximately six months during 2004 compared to a full year in 2005. FBR is also entitled to an incentive fee based upon overall returns from the MBS portfolio, but did not qualify for such incentive fee during 2005 or 2004. Based upon the current size of our MBS portfolio and , the commitment we entered into with Jefferies to sell approximately $140 million of our MBS (with settlement on March 27, 2006), we do not expect FBR to qualify for the incentive fee in 2006 unless market conditions change significantly and we decide to purchase significant additional MBS and leverage our portfolio.

Depreciation

Depreciation expenses arise from property and equipment purchased for use in our operations.

Depreciation decreased $2.1 million, or 92.8%, to $159, 000 in 2005 from $2.2 million in 2004. The decrease reflects primarily the impact of our transition from our mobile and wireless data businesses to our MBS business (including the associated streamlining of our corporate infrastructure). This included disposing of fixed assets that were no longer needed to support our continuing operations. As we have now completed the streamlining process, we expect our depreciation expense to remain at approximately its current level in the future.

Depreciation decreased $460,000, or 17.22%, to $2.2 million in 2004 from $2.7 million in 2003. As a result of asset impairment charges recorded during 2002 and 2003, the carrying value of our long-lived assets declined, resulting in lower depreciation. This was offset partially by accelerated depreciation on certain assets that we took out of service during 2004.

Stock Compensation Expense

Stock compensation expense represents the cost associated with the grants of restricted stock and decreased approximately $518,000 from 2004 to 2005 and by approximately $334,000 from 2003 to 2004. The decreases result primarily from the reduction of our work force and the vesting of restricted stock grants.

We are required to adopt SFAS No. 123R, “Share-Based Payment” in the first quarter of 2006. Beginning in that quarter, we will recognize compensation expense over the service period for the fair value of all grants issued after January 1, 2006, as well as expense attributable to the remaining service period for all prior grants that have not fully vested by that date. In accordance with SFAS No. 123R, we will no longer be able to recognize forfeitures as they occur, but will be required to estimate the number of forfeitures. As of

December 31, 2005, we had unamortized compensation expense of approximately $156,000, based on the grant-date fair value of the awards. The change in the method of recognizing forfeitures is not expected to have a material impact on our financial statements. Of the total unamortized expense, the majority of the remaining expense is expected to be recognized during 2006. Therefore, we do not expect the effect of adopting SFAS No. 123R to be significantly different from the impact on net earnings reported under the disclosure provisions of the existing accounting literature.

Other (Expense) Income

Other income in 2005 was approximately $231,000 and represents primarily income from the sale of fully depreciated fixed assets (such as computer equipment and furniture) that were taken out of service during our restructuring efforts associated with the transition to our MBS business. In September 2005, we received a royalty payment of $49,000 relating to a prior investment in a company that we acquired in 2004.

Other expense for 2004 was approximately $60,000, primarily attributable to the cost of a litigation settlement.

Other expense was approximately $744,000 for 2003, reflecting primarily a loss on disposal of our corporate aircraft, partially offset by gains on the disposal of other assets that we sold in 2003.

Other Interest Income

In 2005, other interest income consists primarily of interest income on the $6.9 million subordinated secured promissory note issued by BIO-Key in connection with the sale of our Mobile Government business and interest income on cash equivalents and investments with maturities of less than 12 months. Other interest income was $1.2 million for 2005, as compared to $3.5 million in 2004. The decrease results primarily from a decline in the average cash and investment balances not employed by our MBS business during the year, partially offset by rising interest rates. During the fourth quarter of 2005, we used $17.3 million of our available cash to pay down borrowings associated with our MBS portfolio.

During 2003 and 2004, other interest income consists primarily of interest from cash equivalents and investments with a maturity of less than 12 months. Other interest income decreased approximately $2.5 million from 2003 to 2004 as the result of a decreasing cash and investment balance (as we continued to consume cash to fund our business and to redeem (in 2004) our 6% convertible subordinated notes), combined with decreased interest rates. During 2004, we invested a substantial portion of our available cash in our MBS portfolio, and interest on such amounts is reported as “Interest income from MBS portfolio,” as discussed above.

Interest Expense on Subordinated Notes Payable, Gain (Loss) on Early Extinguishment of Debt

In October 2004, we redeemed all of our outstanding 6% convertible subordinated notes. Prior to that time, we incurred interest expense on these subordinated notes which decreased by $2.5 million from 2003 to 2004 because of the redemption of the subordinated notes in October 2004. No further interest expense was incurred after the redemption of the notes.

When we redeemed all of our then-outstanding 6% convertible subordinated notes at a price of 101.2% (in accordance with the terms of those notes), we realized a $2.4 million loss, which consisted of a $1.9 million premium on the redemption and the recognition of approximately $560,000 in unamortized deferred financing costs. The early retirement of the debt resulted in a savings of $4.3 million in interest expense on the notes that we would have been required to pay through their maturity in March 2005.

Equity in Losses of Investments

Equity in losses of investments were $97,000 during 2003 and consisted of our proportionate share of the net losses in our investments over which we exercised significant influence and as such accounted for under the equity method of accounting. We have not held any of these investments since 2003 and do not currently anticipate making additional investments of this type in the future.

Investment Gain (Loss), Net

Investment loss was $19,000 in 2005, as compared to $3,559,000 in 2004. The loss of $19,000 in 2005 reflected losses realized upon the sale of all of the remaining long-term investments we had in 2005 that were not related to our MBS portfolio. The investment loss in 2004 consisted of a $5.4 million loss on the liquidation of our investments available for sale consisting of highly liquid U.S. Government Agency-sponsored securities. The loss was partially offset by a gain of $1.8 million relating to the sale of other investments.

In 2003, we realized net investment gains of $587,000 from the sale of eight venture investments. We sold our last remaining venture investment in 2004.

SALES OF DISCONTINUED OPERATIONS

In 2004, we sold our mobile and wireless data businesses, which were organized into three operating segments. In January 2004, we sold our EMS segment for $18.0 million in cash and a $1.0 million note (which was paid in full in August 2004). In September 2004 we sold our Transportation and Mobile Government businesses for $25.0 million in cash and $10.0 million in cash, respectively. For information on these dispositions, see Notes 14, 15 and 17 of the notes to our Consolidated Financial Statements included in Item 8 of this Report.

FINANCIAL CONDITION

During 2005, our total assets increased by approximately $129.4 million, while our total liabilities increased by approximately $133.6 million.  These changes reflect primarily the fact that we borrowed funds pursuant to short-term repurchase agreements to purchase additional MBS.  Our borrowings at December 31, 2005 were approximately $133.9 million; we had no borrowings at December 31, 2004.  While we used all of these borrowings (and most of our remaining cash and cash equivalents) to purchase MBS we recognized the unrealized loss of approximately $2.1 million and wrote-off the unamortized premium of $1.9 million for the total other than temporary impairment charge of approximately $4.0 million.

Changes in our assets other than cash and cash equivalents and MBS, and changes in our liabilities other than repurchase agreements were limited in 2005.  The most significant change was a $3.1 million decline in prepaid expenses and other assets.  This decline reflects the sale proceeds of $1.5 million for various non-MBS investments, which we sold in late 2004 but for which we did not receive proceeds until 2005, plus the write-off of a $738,000 receivable and a $235,000 working capital adjustment in connection with the resolution of a post-closing purchase price adjustment relating to the sale of our Transportation business to Geologic.

Liquidity and Capital Resources

Liquidity is the ability of the Company to meet its financial obligations that arise during the normal course of business. Liquidity is provided from cash generated by operations, principal and interest payments received on MBS and additional financing, as necessary. Sources of liquidity include cash and cash equivalents, short-term investments, and available repurchase agreements. The Company believes it currently has sufficient liquidity to meet current operations and planned business growth. However, if we decide to pursue one or more new business opportunities we may need to sell some or all of our MBS investments to fund the acquisition or development of such new business opportunities. See Item 1 “Risk Factors –Risks of our Current Business” for a discussion of the risks associated with selling our MBS under adverse market conditions. In such situations, we may realize additional losses on our investments.

The following table reflects use of net cash for operations, investing, and financing activities:

(IN THOUSANDS)	2003	2004	2005
Net cash provided by (used in) operating activities	$(60,274)	$(17,623)	$2,128
Net cash provided by (used in) investing activities	33,731	202,278	(195,907)
Net cash provided by (used in) financing activities	(3,462)	(150,154)	134,148
Net increase (decrease) in cash and cash equivalents	$(30,005)	$34,501	$(59,631)

Net cash provided by operating activities was approximately $2.1 million in 2005, compared to net cash used in operating activities of approximately $17.6 million and approximately $60.3 million for 2004 and 2003, respectively. Historically, our operations have not been profitable; however, due to a substantial reduction in operating expenses, the operating activities from our MBS business provided net cash in 2005. Our current MBS business requires significantly less operational expenses compared to our previous mobile and wireless data business. In addition, our mobile and wireless data business had significant net losses compared to our MBS business.

Net cash used in investing activities was approximately $195.9 million for 2005, which primarily related to approximately $387.4 million used to purchase MBS, partially offset by approximately $84.8 million of principal repayments on our MBS that we received and the sale of approximately $106.7 million of MBS. Net cash provided by investing activities was approximately $202.3 million for 2004, consisting primarily of a net amount of approximately $218.9 million from the purchase and sale of investments (primarily United States Government Agency-sponsored securities). Additionally, we used approximately $63.8 million to purchase MBS and received approximately $18.9 million, approximately $23.0 million, and approximately $8.8 million from the sale of our EMS, Transportation, and Mobile Government businesses, respectively, net of transaction expenses, and received approximately $2.4 million in net proceeds from the sale of other investments. Net cash provided by investing activities was approximately $33.7 million in 2003. We received approximately $33.2 million for the net sale of short-term and non-current investment instruments (primarily United States Government Agency-sponsored securities), and we used approximately $600,000 for the purchase of property and equipment (which was sold as part of the dispositions we completed in 2004) and received approximately $4.1 million from sales of certain property and equipment.

Net cash provided by financing activities was approximately $134.1 million for 2005, which primarily related to the funding we received through repurchase agreements to purchase MBS. Net cash used in financing activities was approximately $150.2 million for 2004, consisting primarily of approximately $156.8 million used to redeem the remaining outstanding 6% convertible subordinated notes, as discussed above under the heading “Interest Expense on Subordinated Notes Payable, Gain (Loss) on Early Extinguishment of Debt.”  We also received approximately $4.6 million of cash upon the release of collateral relating to certain letters of credit that expired in 2004. Net cash used in financing activities was approximately $3.5 million for 2003. During 2003, financing activities included the investment of approximately $4.5 million of cash in certificates of deposit, which was used as collateral against certain letters of credit. In addition, we received approximately $1.1 million from the exercise of employee options and warrants.

During 2005, the Company’s principal sources of liquidity consisted of borrowings under repurchase agreements, principal and interest payments received on its portfolio of MBS, and other cash flows generated by operations. The Company’s most significant uses of cash have included purchases of MBS and continue to include payments to fund operations.

We believe that our cash and cash equivalents and short-term investments, combined with the cash flows from operations and the utilization of available borrowings, will be sufficient to enable us to meet anticipated liquidity requirements. At December 31, 2005, we had master repurchase arrangements in place with five counterparties, covering up to an aggregate of at least $850.0 million of borrowings. As of that date, we had approximately $133.9 million of borrowings outstanding. On March 8, 2006, we entered into to commitment with Jefferies to sell $140 million of our MBS. The terms we received from Jefferies were as good as or better than the terms offered by other investment banks. This sale will settle on March 27, 2006, and we intend to use approximately $120 million to repay all of our remaining outstanding borrowings under repurchase agreements.

Our financial condition may also be affected by claims relating to the mobile and wireless data businesses that we sold during 2004. Under the definitive purchase agreements that we signed to affect those sales, we have agreed to indemnify the buyers of those businesses for certain breaches of representations and warranties and other covenants that we provided to them with respect to the sales of the businesses. In addition, we remain liable for the operation of each of the business segments prior to their dispositions. We also have retained liability for certain continuing obligations associated with the Mobile Government segment.. In addition, as discussed in Note 14 of the notes to our Consolidated Financial Statements included in Item 8 of this Report, we have resolved one dispute with Geologic, the buyer of our Transportation segment, and have been notified by Geologic of additional significant potential indemnity claims against us. On March 13, 2006, Geologic filed a claim against us in the supreme court for the State of New York. We believe that Geologic's claims are without merit and intend to vigorously defend against them; however, we cannot predict the outcome of this litigation, and an adverse resolution of such claims could require us to make a significant cash payment to Geologic. In such event, we would record a charge against discontinued operations, further increasing the loss on the sale of the Transportation segment. We have not received any indemnity claims from the buyers of our other two mobile and wireless data businesses, and most of the indemnification provisions relating to the sale of our EMS segment have now expired. Most of the indemnification provisions relating to the other two businesses will continue through the first quarter of 2006.

Contractual Obligations

The following table reflects our contractual commitments, including our future minimum lease payments as of December 31, 2005:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$—	$—	$—	$—	$—
Facility Leases	3,647	1,342	2,304	—	—
Less: Subleases	(3,329)	(1,218)	(2,111)	—	—
Facility Leases, Net	318	124	193
Other Purchase Obligations	239	239	—	—	—

Total	$557	$363	$193	$—	$—

The chart above does not include guarantee obligations that the Company continues to have with respect to two leases used for discontinued operations that the Company has assigned to third parties. The Company is no longer the primary lessee. The maximum aggregate amount owed under these leases is approximately $177,000, and both leases expire in 2006. The fair value of the guarantee is not material as of December 31, 2005.

As of December 31, 2005, $7.9 million of the our certificates of deposit were held on deposit to collateralize an irrevocable standby letter of credit that was put in place when our former Mobile Government business entered into a sales agreement with Hamilton County, Ohio to provide an automated field reporting solution and real time wireless data infrastructure under a sales agreement. The letter of credit provides collateral assurance of performance under the sales agreement. The terms of the sales agreement and the standby letter of credit state that Hamilton County can only draw on the letter of credit after (1) completing the internal dispute resolution process set forth in the sales agreement and (2) providing notice to Mobile Government of its intent to declare a default under the sales agreement and proceed against the letter of credit. A draw of the funds under the standby letter of credit is subject to the limitations of liability contained in the sales agreement. The letter of credit is required to remain in place through December 31, 2006. For a more detailed discussion of these matters, see Notes 14 and 17 of the notes to the Consolidated Financial Statements included in Item 8 of this Report.

We have not included contracts for maintenance support on hardware or software that we own because we generally pay in advance for these services and have the option of choosing whether or not to renew these services each year. We have also not included in this table potential contingent liabilities that we may have to the buyers of our EMS, Transportation or Mobile Government businesses, under the terms of the purchase agreements with the buyers and we cannot readily estimate the potential amount of liabilities that might arise in the future, if any. Potential liabilities to the buyers of our mobile and wireless data businesses are discussed in Item 1A under the heading “Risk Factors – Risks associated with our mobile and wireless data businesses.”

Off Balance Sheet Arrangements

Other than the lease guarantees and the collateral assurance in support of BIO-Key’s performance obligations under the Hamilton County, Ohio project, which are described above we do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in these forward-looking statements.

We seek to manage the interest rate, market value, liquidity, and prepayment risks inherent in our MBS strategy in a responsible manner designed to promote our growth and success while, at the same time, seeking to maximize stockholder value. We are not planning to be averse to risk, but are aiming to assume only those risks we believe we can manage and which we believe will produce a sufficient return to justify taking those risks. At December 31, 2005, the value of our MBS portfolio exceeded our outstanding borrowings by 1.9 times.

Since July 2004, the Federal Reserve has increased the Federal Funds Rate by 3.25%, which has caused corresponding increases in short-term interest rates and directly impacted our borrowing costs associated with leveraging our MBS portfolio. In addition, during that same period, the interest rate yield curve has flattened and is currently inverted, as short-term interest rates have increased more then increases in longer term interest rates. As a result of these market conditions, the spread between the interest income we earn on additional MBS purchases and the related borrowing cost associated with funding those purchases was negative as of December 31, 2005. These current market conditions have adversely impacted the valuation of our MBS portfolio, which has negatively affected our results of operations.

Interest Rate Risk

All of our existing MBS are hybrid, adjustable-rate MBS and are subject to periodic and lifetime interest rate caps that limit the interest rate payable on our MBS. Hybrid adjustable-rate MBS typically include periodic caps on the interest rates on the underlying mortgages (generally, rate adjustments are limited to 2% every twelve months following the initial rate adjustment), as well as lifetime caps. Our borrowings are not subject to similar restrictions and therefore, in a period of rising short-term interest rates, such as currently exist; the interest rates on our borrowings increase without limitation, while the interest rates on our MBS may not experience corresponding increases As discussed above, we expect to have no outstanding borrowings associated with our MBS portfolio by the end of the first quarter of 2006. Although the repayment of debt would eliminate the risks associated with changes in our interest expense, interest income on MBS still will vary as a result of changes in interest rates, prepayment speeds and the size of our MBS portfolio. Changes in both interest rates and prepayment speeds are uncertain and represent principal risks of our MBS strategy.

If we do not repay our outstanding borrowings under repurchase agreements or incur additional borrowings in the future, and if short-term interest rates continue to rise, we may continue to experience (or may in the future again experience) a negative interest rate spread on the leveraged portion of our MBS portfolio. As explained above, our borrowings do not have periodic or lifetime interest rate caps similar to our MBS. As a result, the interest rate on our borrowings (and the costs associated with such borrowings) can increase without limitation, which would negatively impact our earnings. The unleveraged MBS in our portfolio will continue to be subject to additional fluctuations in market value. As a result, any future declines that are determined to be “other than temporary” would be charged against future operating results.

Market Value Risk

Our MBS investments are classified as available-for-sale assets. As such, they are reflected at fair value (i.e. market value), with any adjustment between cost and fair value, not considered to be “other than temporary,” reflected as part of accumulated other comprehensive income that is included in the balance sheet . As discussed above, for a number of reasons resulting from recent events and decisions, we determined that unrealized losses in its MBS portfolio at December 31, 2005 should be considered “other than temporary” impairments. As of December 31, 2005, the cost basis of our MBS was written down to fair value, and we recorded a $4.0 million impairment charge in our operating results (included within loss from continuing operations) in the fourth quarter of 2005.

The chart below illustrates the effect on portfolio value should interest rates rapidly increase or decrease by 50, 100, and 200 basis points. We have estimated the impact of rate shocks will be parallel to each other, based on the current yield curve. Changes in interest rates that cause a decline in the projected market value in the MBS portfolio, as noted below, will also have a corresponding impact on our future earnings should the declines be considered “other than temporary” impairments under Statement of Accounting Standards 115. Our portfolio of MBS as of December 31, 2005 was valued at $253.9 million, and MBS market values have continued to decline in the first quarter of 2006. Assumptions made in calculating the impact on our MBS portfolio value from interest rate shocks include interest rates, prepayments and yield spread of MBS relative to prevailing interest rates.

Change in Interest Rate	Projected % Change in MBS Portfolio Value
- 200 basis points	1.12%
- 100 basis points	1.03%
- 50 basis points	0.56%
Base interest rate	—
+ 50 basis points	(0.62)%
+100 basis points	(1.29)%
+ 200 basis points	(2.11)%

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term borrowings, as discussed above an in Item 1A “Risk Factors.”. Continued increases in short-term interest rates have negatively impacted the valuation of our MBS, which could limit our borrowing ability or cause our counter-parties under our master repurchase arrangements to initiate margin calls. This would increase our liquidity needs and could reduce our ability to borrow or require us to sell a portion of our MBS investments at a time when their market value is below our cost. In addition, continued increases in short-term interest rates will increase our interest costs and reduce future earnings. The anticipated repayment of all of our remaining MBS-related debt in the first quarter of 2006 will eliminate the interest costs associated with the borrowings However, selling a portion of our MBS portfolio to repay our debt will also reduce future cash flows we receive from repayments and prepayments on our securities because of the reduction in the total amount of our MBS portfolio.

Prepayment Risk

We are also subject to prepayment risk. Prepayments are the full or partial repayment of unscheduled principal amounts and typically occur due to refinancing of that mortgage loan. Prepayment rates on MBS vary from time to time and may cause changes in the amount of our net interest income. Prepayments of adjustable-rate and hybrid MBS generally increase when mortgage interest rates fall and generally decrease when mortgage interest rates exceed the then-current interest rate on such mortgages. Prepayments on adjustable-rate mortgages may also increase in a rising rate environment as borrowers tend to move to fixed rate products. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions, seasonal changes and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying MBS. The price we pay for MBS is partially determined by our expectations of the amounts and rates of prepayments. If we expect fewer prepayments, we may pay a premium for the MBS we acquire. If our assumptions are wrong and the actual amount of prepayments is greater than expected, we could experience reduced earnings or losses. In general, as prepayment speeds (measured as the constant prepayment rate, or CPR) on our MBS increase, related purchase premium amortization increases, thereby reducing the net yield on MBS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

The following financial statements required by this item are included in the Report beginning on page 35.

Report of Management on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Aether Holdings, Inc.

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) for Aether Systems, Inc. (the “Company”). We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As noted in the COSO Framework, an internal control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance to management and the board of directors regarding achievement of an entity’s financial reporting objectives. Based our evaluation under the COSO Framework, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. KPMG LLP, an independent registered accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting at December 31, 2005.

/s/ David S. Oros
Chairman of the Board and Chief Executive Officer

/s/ David C. Reymann
Chief Financial Officer

Baltimore, Maryland
March 14, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Aether Holdings, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Aether Holdings, Inc. and subsidiaries (“Aether”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Aether’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Aether’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Aether maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by  COSO. Also, in our opinion, Aether maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aether and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
March 14, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Aether Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Aether Holdings, Inc. and subsidiaries (Aether), as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Aether’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aether Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aether’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
_March 14, 2006

AETHER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	DECEMBER 31,
	2004	2005
ASSETS

Cash and cash equivalents	$60,723	$1,092
Mortgage-backed securities, at fair value	62,184	253,900
Interest receivable	356	1,174
Restricted cash	8,832	8,633
Property and equipment, net	367	255
Prepaid expenses and other assets	4,124	954
Total Assets	$136,586	$266,008

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$3,494	$4,465
Repurchase agreements	—	133,924
Accrued employee compensation and benefits	186	70
Restructuring accruals	259	—
Accrued interest payable	—	48
Other liabilities	2,057	1,114
Total liabilities	5,996	139,621

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2004 and 2005	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 43,963,963 and 44,018,946 shares issued and outstanding at December 31, 2004 and 2005, respectively	440	440
Additional paid-in capital	2,592,977	2,593,085
Accumulated deficit	(2,462,611)	(2,467,138)
Unrealized loss on investments available for sale	(216)	—
Total stockholders’ equity	130,590	126,387
Total liabilities and stockholders’ equity	$136,586	$266,008

See accompanying notes to consolidated financial statements.

AETHER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2003	2004	2005
Interest income from mortgage-backed securities	$—	$481	$9,775
Interest income from cash and cash equivalents	—	447	328
Interest expense on repurchase agreements	—	—	(5,435)
Net interest income	—	928	4,668

Gain on sale of mortgage-backed securities	—	1,826	264
Other than temporary impairment on mortgage-backed securities	—	—	(3,993)

Operating (expenses) income:
Selling, general and administrative expenses	(15,779)	(12,083)	(5,013)
Investment advisor fees	—	(67)	(386)
Depreciation	(2,672)	(2,212)	(159)
Stock compensation expense	(928)	(594)	(76)
Impairment of other assets	(1,367)	—	—
Other expense (income)	(744)	(60)	231
Restructuring charge	(306)	(1,054	7
Total operating expenses	(21,796)	(16,070)	(5,396)

Operating loss	(21,796)	(13,316)	(4,457)

Non-operating income (expense)
Other interest income	6,037	3,508	1,150
Interest expense from subordinated notes	(10,427)	(7,917)	—
Equity in losses of investments	(97)	—	—
Loss on early extinguishment of debt	—	(2,419)	—
Investment gain (loss), net	587	(3,559)	(19)
Total non-operating income (expense)	(3,900)	(10,387)	1,131

Loss from continuing operations	(25,696)	(23,703)	(3,326)

Discontinued operations
Loss from discontinued operations, net of tax expense (benefit) of ($535,000) and $75,000 for 2003 and 2004 respectively	(23,756)	(45,450)	—
Gain (loss) on sale of discontinued operations	—	20,825	(1,194)
Net loss	(49,452)	(48,328)	(4,520)

Other comprehensive loss:
Foreign currency translation adjustment	108	(3,830)	—
Unrealized holding gain (loss) on investments available for sale	(1,757)	67	—

Comprehensive loss	$(51,101)	$(52,091)	$(4,520)

Loss per share (basic and diluted) from continuing operations	$(0.60)	$(0.54)	$(0.07)
Loss per share (basic and diluted) from discontinued operations	(0.56)	(1.04)	—
Gain (loss) per share (basic and diluted) on sale of discontinued operations	—	0.47	(0.03)
Net loss per share – basic and diluted	$(1.16)	$(1.11)	$(0.10)

Weighted average shares outstanding: -basic and diluted	42,616	43,713	44,006

See accompanying notes to consolidated financial statements.

AETHER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	UNREALIZED GAIN (LOSS) ON INVESTMENTS	TOTAL
Balance at December 31, 2002	$—	$422	$2,586,613	$(2,364,831)	$3,722	$1,474	$227,400
Exercise of options and warrants	—	7	1,071	—	—	—	1,078
Option and warrant expense	—	—	1,924	—	—	—	1,924
Unrealized gain on investments available for sale	—	—	—	—	—	(1,757)	(1,757)
Foreign currency translation	—	—	—	—	108	—	108
Net loss		—	—	(49,452)	—		(49,452)
Balance at December 31, 2003	$—	$429	$2,589,608	$(2,414,283)	$3,830	$(283)	$179,301
Exercise of options and warrants	—	11	1,952	—	—	—	1,963
Option and warrant expense	—	—	1,417	—	—	—	1,417
Unrealized gain on investments available for sale	—	—	—	—	—	67	67
Foreign currency translation	—	—	—	—	(3,830)	—	(3,830)
Net loss	—	—	—	(48,328)	—		(48,328)
Balance at December 31, 2004	$—	$440	$2,592,977	$(2,462,611)	$—	$(216)	$130,590
Exercise of options and warrants	—	—	32	(7)	—	—	25
Option and warrant expense	—	—	76	—	—	—	76
Unrealized gain on investments available for sale	—	—	—	—	—	216	216
Net loss	—	—	—	(4,520)	—	—	(4,520)
Balance at December 31, 2005	$—	$440	$2,593,085	$(2,467,138)	$—	$0	$126,387

See accompanying notes to consolidated financial statements.

AETHER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	2003	2004	2005
	Revised	Revised
Cash flows from operating activities:
Net loss from continuing operations	$(25,696)	$(23,703)	$(3,326)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	2,672	2,212	159
Amortization of loan fees	1,119	840	—
Amortization of mortgage premiums	—	22	670
Equity in losses of investments	97	—	—
Other than temporary impairment loss on mortgage-backed securities	—	—	3,993
Option and warrant expense	928	594	76
(Gain) loss on disposal of assets	744	(80)	—
Loss on early extinguishment of debt	—	2,419	—
Impairment of other assets	1,367	—	—
Realized (gains) losses on long-term investments, including impairments	(587)	3,559	19
Realized gain on sale of MBS	—	(1,826)	(2)
Changes in assets and liabilities, net of acquired assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	(1,086)	(513)	3,112
Decrease (increase) in interest receivable	335	1,211	(818)
Increase (decrease) in accounts payable, accrued expenses, accrued employee compensation and benefits and accrued interest payable	(2,167)	(4,128)	903
Increase (decrease) in restructuring accruals and other liabilities	(31,005)	836	(1,202)
Cash (used in) provided by discontinued operations for operating activities	(6,995)	934	(1,194)
Net cash (used in) provided by operating activities	(60,274)	(17,623)	2,128

Cash flows from investing activities:
Sales and maturities of investments available for sale	530,829	1,171,641	45
Purchases of investments available for sale	(497,630)	(952,791)	—
Purchases of property and equipment	(596)	(331)	(47)
Proceeds from the sale of property and equipment	4,056	93	—
Sale of long-term investments	443	2,396	—
Sales of mortgage backed securities	—	—	106,679
Purchase of mortgage backed securities	—	(63,839)	(387,350)
Principal payments from mortgage-backed securities	—	1,423	84,766
Cash provided by (used in) discontinued operations in investing activities	(3,371)	43,686	—
Net cash (used in) provided by investing activities	33,731	202,278	(195,907)
Cash flows from financing activities:
Repayment of notes payable including redemption of convertible debt	—	(156,771)	—
(Increase) decrease in restricted cash	(4,537)	4,628	199
Exercise of options and warrants	1,078	1,989	25
Proceeds from repurchase agreements	—	—	133,924
Cash used by discontinued operations in financing activities	(3)	—	—
Net cash (used in) provided by financing activities	(3,462)	(150,154)	134,148
Net increase (decrease) in cash and cash equivalents	(30,005)	34,501	(59,631)
Cash and cash equivalents, at beginning of period	56,227	26,222	60,723
Cash and cash equivalents, at end of period	$26,222	$60,723	$1,092
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$9,295	$9,500	$5,387

Supplemental disclosure of non-cash investing and financing activities:

In 2003 and 2004, the Company incurred unrealized holding gains (losses) associated with its investments available for sale totaling $(1.8) million and $67,000, respectively. These amounts have been reported as increases (decreases) in stockholders’ equity.

See accompanying notes to consolidated financial statements.

AETHER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   ORGANIZATION, DESCRIPTION OF THE BUSINESS, AND BASIS OF PRESENTATION

Aether Holdings, Inc. (the “Company” or “Aether”) is a holding company that owns 100% of the stock of Aether Systems, Inc. The Company’s principal business activity is the investment in mortgage-backed securities (“MBS”).

Aether Systems was formed in January 1996. On July 12, 2005, the stockholders of Aether Systems approved a holding company reorganization of Aether Systems in which each share of Aether Systems common stock was exchanged for one share of common stock of Aether Holdings and Aether Systems became a wholly-owned subsidiary of Aether Holdings. The sole activity of Aether Holdings is to hold 100% of the stock of Aether Systems. Immediately after the reorganization, the consolidated assets, liabilities and stockholders’ equity of Aether Holdings were the same as the consolidated assets, liabilities and stockholders’ equity of Aether Systems immediately prior to the reorganization. On July 13, 2005, the stock of Aether Systems ceased to trade on the Nasdaq National Market, and the stock of Aether Holdings began trading under the symbol “AETH.”  The reorganization was expected to help to protect the long-term value to Aether of its substantial net operating loss and capital loss carryforwards.

During 2004, Aether Systems sold the operations of its discontinued Enterprise Mobility Solutions (“EMS”), Transportation, and Mobile Government segments. The financial statements for all periods presented have been restated to present the results of operations of the EMS, Transportation and Mobile Government segments as discontinued operations.

Aether’s continuing operations consist of a single business segment – the mortgage-backed securities (“MBS”) business.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES RELATED TO CONTINUING OPERATIONS

The following accounting principles have been used by management in the preparation of the Company’s consolidated financial statements in accordance with U.S. generally accepted accounting principles:

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

(b) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents consisted of the following:

(in thousands)	DECEMBER 31, 2004	DECEMBER 31, 2005
Cash	$11,468	$832
Money market accounts	9,703	222
U.S. Government Agency-sponsored securities	38,384	38
Certificates of deposit	1,168	—
Total	$60,723	$1,092

Interest income from cash and cash equivalents is presented in the Consolidated Statements of Operations and Comprehensive Loss as follows;

•      Interest income from cash and cash equivalents allocated to our MBS business that were temporarily invested in short-term U.S. Government Agency-sponsored cash equivalents is included in net interest income.

•      Interest income on the subordinated secured promissory note and interest income on cash equivalents and investments with maturities of less than 12 months is included in non-operating income(expense).

(c) INVESTMENTS AVAILABLE FOR SALE INCLUDING MORTGAGE-BACKED SECURITIES (“MBS”)

Investments available-for-sale consist of highly liquid investments in U.S. Government Agency-sponsored mortgaged-backed securities with original maturities greater than one year.

The Company invests in MBS representing interests in or obligations backed by pools of mortgage loans. Acquisitions of existing MBS are recorded on the trade date. Purchases of newly issued MBS are recorded when all significant uncertainties regarding the characteristics of the securities are removed. Realized gains and losses on sales of MBS are determined on the specific identification basis.

Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its investments as trading investments, available-for-sale investments or held-to-maturity investments. Currently, the Company classifies all of its MBS as available for sale. All assets classified as available for sale are reported at fair value, based on market pricing estimates provided by independent pricing services and dealers who make markets in these financial instruments, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Unrealized losses on mortgage-backed securities that are considered “other than temporary,” as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the securities is adjusted.

Interest income is accrued based on the outstanding principal amount of the securities and their contractual terms. Premiums and discounts associated with the purchase of the securities are amortized into interest income over the lives of the securities using the interest method in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, marketplace consensus prepayment speeds, and current market conditions.

(d) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. The costs of leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

(e) INCOME TAXES

The Company recognizes income taxes using the asset and liability method, in accordance with SFAS No. 109, Accounting For Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized as income in the period that includes the enactment date. In assessing the likelihood of realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which these temporary differences become deductible.

(f) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, which include cash equivalents, restricted cash, interest receivable, interest payable, accounts payable, accrued expenses and repurchase agreements, approximate their fair value due to the relatively short duration of the instruments. The fair value on the MBS portfolio is calculated using published market values obtained through an independent broker on a monthly basis.

(g) CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash, cash equivalents, interest receivable, and investments available-for-sale.

The Company invests cash not immediately needed for operations in money market securities and high-grade U.S. Government Agency-sponsored securities. The Company’s investments available for sale may include commercial paper issued by financial institutions and other companies with high credit ratings, securities issued or sponsored by U.S. Government Agencies and money market securities. These securities do not carry the full faith and credit of the U.S. Treasury.

(h) DERIVATIVES

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

(i) STOCK OPTIONS AND WARRANTS

The Company accounts for equity-based employee compensation arrangements in accordance with the provisions of Accounting Principle Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FIN 44 “Accounting for Certain Transactions Involving Stock Compensation.” Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-based Compensation Transition and Disclosure”.

The following table illustrates the effect on net loss from continuing operations if the fair-value-based method had been applied to all outstanding and unvested awards in each of the years ended December 31, 2003, 2004 and 2005:

(in thousands)	2003	2004	2005
Net loss from continuing operations, as reported	$(25,696)	$(23,703)	$(3,326)
Add stock-based employee compensation expense included in reported net loss	928	594	76
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	(2,056)	(1,568)	(526)

Pro forma net loss from continuing operations	$(26,824)	$(24,677)	$(3,776)

Pro forma net loss per share from continuing operations	$(0.63)	(0.56)	(0.09)

Weighted average basic shares outstanding	42,616	43,713	44,006

The per share weighted-average value of options granted by the Company during 2003, 2004 and 2005 was $1.11, $2.53 and $0.99, respectively, on the date of grant using the Black-Scholes option-pricing model. The amounts for each year were calculated based on an expected option life of five years and volatility of 70 percent for 2003 and 2004, and an expected option life of five years and volatility rates from 16.8 percent to 30.2 percent for 2005. In addition, the calculations assumed risk-free interest rates from 2.46 percent to 3.25 percent in 2003, 2.80 percent to 3.81 percent in 2004 and 3.72 percent to 4.35 percent in 2005.

(j) EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.”  Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company has had a net loss in each of the periods presented, basic and diluted net loss per share are the same. Options and warrants to purchase 5.0 million, 2.1 million and 1.9 million shares of the Company’s common stock during 2003, 2004, and 2005, respectively, have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

(k) OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income, as defined, includes changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income, but excluded from net income.

For the years ended December 31, 2003 and 2004, other comprehensive income (loss) consists of unrealized gains (losses) on investments available for sale and MBS; and foreign currency translation adjustments. For 2004, the Company’s foreign currency translation loss was recognized through the sale of the foreign operations. During 2005, the Company determined that the impairments on the MBS portfolio were “other than temporary” and the losses were recognized by inclusion in loss from continuing operations.

(l) USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, valuation of MBS, guarantees, premium amortization, depreciation, restructuring accruals, valuation of deferred tax assets and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

(m) RECLASSIFICATIONS

Certain fiscal year 2003 and 2004 amounts have been reclassified to conform to the current year presentation. None of these reclassifications had a material effect on the Company’s consolidated financial statements.

(n) REVISED CASH FLOWS

For the years ended December 31, 2003, 2004, and 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributed to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

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

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES RELATED TO DISCONTINUED OPERATIONS

The following additional accounting principles have been used by management in the preparation of the Company’s consolidated financial statements and relate principally to the Company’s discontinued operations:

(a)           GOODWILL AND OTHER LONG-LIVED ASSETS

Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Identifiable intangible assets consisted of completed technology, trademarks, and acquired subscribers and were amortized on a straight-line basis over five to seven years. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. As of December 31, 2004, all amounts allocated to goodwill and other intangible assets have been written-off.

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

Revenue from licensing software that required significant customization and modification was recognized using the percentage of completion method, based on the hours incurred in relation to the total estimated hours. If Mobile Government made different judgments or utilized different estimates of the total amount of work expected to be required to customize or modify the software, the timing of revenue recognition, from period to period, and margins on the project in the reporting period, could have differed materially from amounts reported. Anticipated contract losses were recognized as soon as they became known and estimable.

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

(c) USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, long-

term contracts, allowances for uncollectible receivables, inventory obsolescence, recoverability of goodwill, long-lived assets and investments, depreciation and amortization, employee benefits, restructuring accruals, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

(4) MORTGAGE-BACKED SECURITIES, AT FAIR VALUE

As of December 31, 2004 and 2005, the Company owned hybrid adjustable-rate mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). Hybrid adjustable-rate MBS are characterized by periodic caps on the interest rates on the underlying mortgages (generally, rate adjustments are limited to 2% every twelve months following the initial rate adjustment) as well as lifetime caps. The initial interest rate adjustment, on the securities we own, occurs 36-60 months following the date of origination.

During 2005, the decline in fair market value of the MBS portfolio was driven by continued increases in short-term interest rates. As a result of the decline in the profitability of our leveraged MBS portfolio, our recent decision to repay the leveraged portion of our MBS portfolio, and our decision to evaluate additional and alternative business opportunities that may require the sale of some or all of our remaining MBS, management does not continue to have the firm intention to hold existing MBS investments until maturity (or until such time as the market value of those securities has recovered). Accordingly, we determined that unrealized losses in the MBS portfolio at December 31, 2005 should be considered “other than temporary” impairments under Statement of Accounting Standards 115 and should be charged against earnings as of that date. This decision reflects a change in our intention to hold all MBS until a recovery of fair value occurs. During the fourth quarter of 2005, the Company recognized the unrealized loss of approximately $2.1 million and wrote-off the unamortized premium of $1.9 million for the total other than temporary impairment charge of approximately $4.0 million. The MBS portfolio will continue to be accounted for as available for sale. The fair value of the MBS portfolio will continued to be evaluated and any additional reductions in market values that are determined to be “other than temporary” impairments will be included in results from continuing operations.

Mortgaged-backed securities are summarized as follows:

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
FNMA	$61,680	$—	$(210)	$61,470
Unamortized premium	714			714
	$62,394	$—	$(210)	$62,184

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
FNMA	$233,455	$—	$—	$233,455
FHLMC	20,445	—	—	20,445
	$253,900	$—	$—	$253,900

Interest income from mortgage-backed securities is as follows:

(in thousands)	2004	2005
Interest earned on MBS	$505	$10,466
Less: MBS premium amortization	(22)	(670)
Less: Custodian fees	(2)	(21)
Interest income from MBS portfolio	$481	$9,775

(5) PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(in thousands)	ESTIMATED USEFUL LIVES	DECEMBER 31,
		2004	2005
Furniture and fixtures	7 Years	$3	$31
Computer and equipment	3 – 5 Years	29	35
Software	3 Years	59	62
Leasehold improvements	Term of Lease	1,630	303
Total property and equipment		$1,721	$431
Less accumulated depreciation		(1,354)	(176)
Property and equipment net of accumulated depreciation		$367	$255

Depreciation expense of property and equipment was $2.7 million, $2.2 million and $159,000 for 2003, 2004 and 2005, respectively.

(6) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	DECEMBER 31,
(in thousands)	2004	2005
Professional fees	$1,110	$762
Taxes other than payroll and income	1,781	1,780
Escrow account	—	1,000
Other	603	923
Accounts payable and accrued expenses	$3,494	$4,465

(7) REPURCHASE AGREEMENTS

The Company finances the acquisition of its MBS through the use of repurchase agreements with the MBS serving as collateral. At December 31, 2005, all of the Company’s borrowings were fixed rate repurchase agreements with original maturities of 28 days. The following table provides selected information on the Company’s repurchase agreements at December 31, 2005.

(Dollars in thousands)	Amount	Weighted average rate
Counterparty
Daiwa Securities of America	$37,867	4.35%
Countrywide Securities Corporation	33,823	4.35%
UBS Financial Services, Inc.	62,234	4.34%

Total	$133,924	4.35%

(8) RESTRUCTURING CHARGES

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

A rollforward of the restructuring accrual is as follows:

(in thousands)	Employee Separation Benefits	Facility Closure Costs and Other	Total
2004 Restructuring:
Restructuring liability as of December 31, 2003	$400	$1,077	$1,477
Charges to continuing operations	634	606	1,240
Adjustments	—	(186)	(186)
Net charge and adjustments to discontinued operations	84	—	84
Cash payments	(1,050)	(1,306)	(2,356)
Restructuring liability as of December 31, 2004	68	191	259

2005 Restructuring:
Credits reducing previously accrued amounts	—	(7)	(7)
Cash payments and other	(68)	(184)	(252)
Restructuring liability as of December 31, 2005	$0	$0	$0

(9) DEBT

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

(10) INCOME TAXES

The Company has provided no current income taxes due to the losses incurred in 2003, 2004, and 2005.

A reconciliation of the statutory Federal income tax rate and the effective income tax rate for continuing operations for the year ended

December 31, 2003, 2004 and 2005 follows:

	2003	2004	2005
Statutory Federal income tax rate	(35.0)%	(35.0)%	(35.0)%
Effect of:
Valuation allowance	41.1	27.9	(136.4)
Other	(6.1)	7.1	171.4
Effective income tax rate	0.0%	0.0%	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2005, are presented below:

	DECEMBER 31,
(in thousands)	2004	2005
Deferred tax assets:
Net operating loss carryforwards	$320,701	$325,851
Investments	21,783	7,796
Capital loss carryforwards	103,010	120,892
Depreciation and amortization	5,103	40
Tax credit carryforwards	6,372	4,150
Other	7,643	1,366
Gross deferred tax assets	$464,612	$460,095
Valuation allowance for deferred tax assets	(464,612)	(460,095)
Net deferred tax assets	$—	$—

The net change in the valuation allowance for deferred tax assets was an increase of $26.3 million in 2004 and a decrease of $4.5 million in 2005. During 2005, the Company’s deferred tax assets and related valuation allowance decreased primarily due to adjustments related to deferred tax assets for stock compensation and research credits as well as the expiration of certain capital loss and charitable contribution carryforwards. In addition, amounts were reclassified between the deferred tax assets related to investments and capital loss carryforwards. These reclassifications had no effect on the evaluation allowance.

Approximately $378.7 million of the valuation allowance for deferred tax assets as of December 31, 2005 will be allocated to “Income Tax Benefit” in the consolidated statements of operations and comprehensive loss upon realization. The remaining portion of the valuation allowance will be allocated to “Additional Paid-In Capital.”

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

Under federal and state tax laws, the Company may use its accumulated losses to substantially reduce the income taxes it otherwise would have to pay on future taxable income. As a result, the Company could have little or no income tax liability for a period of time. As of December 31, 2005, the Company had accumulated federal net operating losses totaling approximately $777.8 million that it can “carry forward” as potential tax deductions until they expire between 2011 and 2025. In addition, the Company has accumulated capital losses of approximately $287.8 million that it can “carry forward” as potential tax deductions (but only against net capital gains) until they expire between 2006 and 2010. In the event of future changes in common stock ownership above a certain threshold, the future realization of net operating loss carryforwards, capital loss carryforwards and certain other tax credits would become subject to limitation under the Internal Revenue Code.

(11) PENSION PLANS

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code that provide for voluntary employee contributions of 1 to 15 percent of compensation for substantially all employees. The Company contributed the following amounts to the plans for the years ended December 31, 2003, 2004 and 2005, respectively:

(in thousands)	2003	2004	2005
Continuing operations	$105	$69	$60
Discontinued operations	728	318	—
Total employer contributions	$833	$387	$60

(12) STOCK OPTIONS AND WARRANTS

In September 1999, the Company adopted the 1999 Equity Incentive Plan (the “Plan”) to replace the Unit Option Plan. Under the Plan, the Company has the ability to grant options to acquire up to 20% of the outstanding shares of common stock to its employees, directors, and service providers. Options under the Plan generally expire after ten years and normally vest over a period of up to four years. Options are generally granted at an exercise price equal to the fair value on the grant date. On September 2, 2005, the Company registered an additional 973,866 shares under the Plan to allow the Company’s to issue additional shares for incentive purposes. Effective December 15, 2000, the Company adopted the Acquisition Incentive Plan (the “2000 Plan”) to provide options or direct grants to employees and other service providers of the Company and its related companies with respect to the Company’s common stock. The Company has the ability to grant options to acquire up to an additional 5% of the outstanding shares of common stock under the 2000 Plan. All employees (except directors and officers of the Company and any eligible affiliates) are eligible for the awards under the 2000 Plan, without shareholder approval. Options are generally granted at an exercise price equal to the fair value of the common stock on the grant date.

A summary of the stock option activity for the years ended December 31, 2003, 2004 and 2005 is as follows:

	2003		2004		2005
(In thousands, except per share amounts)	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
		(PER SHARE)		(PER SHARE)		(PER SHARE)
Stock options outstanding at beginning of year	7,143	$9.85	5,112	$8.25	2,146	$3.98

Granted	203	2.11	127	3.60	5	3.30

Exercised	(687)	1.64	(1,035)	4.66	(38)	0.49

Canceled	(1,547)	17.82	(2,058)	16.02	(164)	10.29
Outstanding at end of year	5,112	$8.25	2,146	$3.98	1,949	$3.52

Stock options exercisable at year-end	2,755	$9.60	1,689	$4.19	1,771	$3.57

The following table summarizes information about stock options at December 31, 2005:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER AT DECEMBER 31, 2005	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED- AVERAGE EXERCISE PRICE	NUMBER AT DECEMBER 31, 2005	WEIGHTED- AVERAGE EXERCISE PRICE
	(in thousands)	(in years)	(PER SHARE)	(in thousands)	(PER SHARE)
$1.49—$2.00	717	3.5	$1.60	717	$1.60
$2.01—$3.00	707	6.5	2.90	556	2.89
$3.01—$7.00	293	5.1	3.87	266	3.90
$7.01—$10.00	181	5.2	8.44	181	8.44
$10.01—$100.00	51	3.9	19.77	51	19.77
	1,949	5.0	$3.52	1,771	$3.57

(13) RELATED PARTY TRANSACTIONS

Through February 2005, the Company received benefit coordination services from Huber Oros, which was considered a related party because an owner of Huber Oros is related to a member of the Company’s senior management who also serves on the Company’s Board of Directors. During February 2005, Huber Oros was acquired by an unrelated entity and the individual who is a related party did not retain any continuing ownership interest in the acquiring entity. For the years ended December 31, 2003, 2004 and 2005, expenses related to Huber Oros were approximately $107,000, $108,000 and $7,000, respectively. As of December 31, 2004 and 2005, there were no outstanding payables due to Huber Oros.

The Company receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at that firm is a member of the Company’s Board of Directors.  For the years ended December 31, 2003, 2004 and 2005 expenses related to Kirkland & Ellis LLP were approximately $1.4 million, $2.1 million and $640,000 respectively. For the year ended December 31, 2004, there were no outstanding payables due to Kirkland & Ellis LLP. For the year ended December 31, 2005, the Company had outstanding payables due to Kirkland & Ellis LLP of approximately $45,000.

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

Initial motions to dismiss the case were filed and the court held oral argument on the motions to dismiss on November 1, 2002.  On February 19, 2003, the court issued an Opinion and Order on defendants’ motions to dismiss, which granted the motions in part and denied the motions in part.  As to Aether Systems, the motion to dismiss the claims against it was denied in its entirety.  Discovery has now commenced.  The plaintiffs voluntarily dismissed without prejudice the officer and director defendants of Aether.  On June 26, 2003, the Plaintiff’s Executive Committee in this case announced a proposed settlement with the issuers.  The proposed settlement is a settlement among the plaintiffs, the issuer-defendants, including Aether, and the officer and director defendants of the issuers.  The plaintiffs will continue litigating their claims against the underwriter-defendants.  Under terms of the proposed settlement, Aether would not incur any material financial or other liability.  On June 14, 2004, the plaintiffs and issuer defendants presented the executed settlement agreement to Judge Scheindlin during a court conference.  Subsequently, plaintiffs and issuers made a motion for preliminary approval of the settlement agreement.  On July 14, 2004, the underwriter defendants filed a memorandum of law in opposition to plaintiffs’ motion for preliminary approval of the settlement agreement.  Reply briefs in support of the settlement were submitted to the court.  In December 2004, the court ordered additional briefing on the motion.  All of the additional briefs were submitted to the court.  On February 15, 2005, Judge Scheindlin issued an Opinion and Order granting preliminary approval to the settlement agreement.  The court has scheduled a fairness hearing on the proposed settlement on April 24, 2006, and subsequently will decide whether to grant final approval to the settlement agreement.  The settlement agreement is subject to the approval of the District Court.  There can be no assurance such approval will be granted.

On March 13, 2006, a complaint captioned Geologic Solutions, Inc., v. Aether Holdings, Inc., (Index No. 600856/06) was filed against the Company in the Supreme Court for the State of New York, New York County.  The complaint generally alleges that plaintiff Geologic was damaged as a result of certain alleged breaches of contract and fraudulent inducement arising out of Aether’s alleged misrepresentations and failure to disclose certain information in the asset purchase agreement dated as of July 20, 2004 for the purchase and sale of our Transportation business.  The allegations in Geologic’s complaint are substantially similar to claims Geologic made in a previous request to the Company for indemnification.  The complaint seeks monetary damages “in an amount not less than $30 million” and other relief.  We plan to vigorously defend against this action but cannot predict its outcome.

Aether is also a party to other legal proceedings in the normal course of business for which it has accrued $150,000 as of December 31, 2005 for costs relating to these proceedings. Based on evaluation of these matters and discussions with counsel, the Company believes that any additional liabilities arising from these matters beyond what it has accrued for will not have a material adverse effect on the consolidated results of its operations or financial position.

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

2005 are as follows: (in thousands)

Years ending December 31:	Gross Commitments	Subleased
2006	$1,342	$1,218
2007	1,384	1,256
2008	920	855
Total minimum lease payments	$3,646	$3,329

Rent expense from continuing operations under operating leases was approximately $653,000, $454,000, and $158,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

The subleased payments shown above are related to the Mobile Government headquarters lease in Massachusetts, which the Company has subleased to the buyer of that business, BIO-Key International, Inc

(d) GUARANTEES

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

The Company has guaranteed the payment of assigned leases on properties related to discontinued operations. The maximum aggregate guarantee on these properties is approximately $177,000. The fair value of the guarantee is not material as of December 30, 2005.

As of December 31, 2005, $7.9 million of the Company’s certificates of deposit were held on deposit to collateralize an irrevocable standby letter of credit that was put in place when its Mobile Government segment entered into a sales agreement with Hamilton County, Ohio to provide an automated field reporting solution and real time wireless data infrastructure under a sales agreement. The letter of credit provides collateral assurance of performance under the sales agreement. The terms of the sales agreement and the standby letter of credit state that Hamilton County can only draw on the letter of credit after (1) completing the internal dispute resolution process set forth in the sales agreement and (2) providing notice to Mobile Government of its intent to declare a default under the sales agreement and proceed against the letter of credit. A draw of the funds under the letter of credit is subject to the limitations of liability contained in the sales agreement. The letter of credit is required to remain in place through December 31, 2006.

Although Mobile Government was sold to BIO-Key International, Inc. (“BIO-key”) on September 30, 2004, the Company agreed to maintain the $7.9 million letter of credit. In consideration of this arrangement, and to assure the Company’s reimbursement of any amounts that Hamilton County collects by drawing on the letter of credit as a result of a default by the buyer, BIO-key, BIO-key provided the Company with a $1.0 million cash escrow and a $7.9 million subordinated secured promissory note (the “BIO-key Note”). The Company is entitled to retain the $1.0 million and to demand payment under the BIO-key Note if Hamilton County draws on the letter of credit. The BIO-key Note is secured by a second lien on substantially all of BIO-key’s assets. The lien is subordinated to $5.0 million of senior secured debt held by certain of BIO-key’s lenders. The Company has recorded a liability of approximately $308,000 (included as part of other liabilities) which represents the estimated of the fair value of our guarantee. We continue to monitor and evaluate this situation and when all performance conditions are satisfied the reversal of the remaining guarantee liability will be recorded through discontinued operations. As of December 31, 2005 the Company reclassified the $1.0 million cash escrow as a current liability as the amount is payable to BIO-key on the expiration date of the $7.9 million letter of credit.

Additionally, the Company is maintaining the facility lease for the Mobile Government headquarters in Massachusetts and sub-leasing it to BIO-key. As a condition to consenting to the sublease, the landlord required the Company to maintain a $749,000 letter of credit to the landlord securing performance under the lease. BIO-key has provided the Company with a $749,000 cash escrow that would be available in the event of BIO-key’s default on the sublease that results in a draw on the Company’s letter of credit. The total remaining payments under both the lease and the sublease are approximately $3.2 million. Both expire in August 2008.

The Mobile Government transactions discussed above have been included in the accompanying balance sheet as follows:

(in thousands)	Hamilton County, Ohio Contract	Massachusetts Facility Lease	Total
Restricted cash:
Discount note collateralizing letters of credit	$7,884	$749	$8,633
Accrued expense:
Escrow deposit from BIO-Key	$1,000	—	$1,000
Other liabilities:
Deposits from BIO-Key available in the event of default	$—	$749	$749
Other	308	—	308
Total	$308	$749	$1,057

(e) RESTRICTED CASH

Restricted cash includes the portion of the Company’s short term discounted note that is secured by outstanding letters of credit established to secure certain of Mobile Government’s contracts and certain facility leases. At December 31, 2005, the Company had an $8.7 million discount note, which collateralized the letters of credit.

(15) SALES OF DISCONTINUED OPERATIONS

We recorded losses of $1,194,000 to discontinued operations in 2005. To settle a dispute with Geologic, we wrote-off a receivable of $738,000 and paid $235,000 to Geologic. Additionally, we expensed $221,000 to discontinued operations in the third quarter of 2004, related to the disposition of our mobile and wireless data businesses.

During 2004, the Company discontinued and sold its EMS, Transportation and Mobile Government segments. The following table provides the detail of the gains (loss) recognized on the sales:

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

During 2003 and 2004, the Company performed the impairment analysis required by SFAS No. 142 and SFAS No. 144. As a result of these analyses, the Company recorded goodwill and asset impairment charges during the years ended December 31, 2003 and 2004, all of which are recorded in discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss. The summary of impairment charges is as follows:

(in thousands)	EMS	Transportation	Mobile Government	Total
2003 impairment charges	(629)	(667)	—	(1,296)
2004 impairment charges	—	(26,622)	(8,928)	(35,550)

The EMS segment generated $800,000 of revenue from related parties in 2003. The related parties consisted of companies in which Aether had made an equity investment. The EMS segment received data feeds from Reuters during 2003.   Reuters was considered a related party during 2002 because they were a part owner of EMS’s international operation.  As of December 31, 2003, the Company had no outstanding payables due to Reuters and has not had any outstanding payables to Reuters since that time.

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

We may be required to indemnify TCS under the asset purchase agreement for certain breaches of representations and warranties and other covenants that we gave to TCS with respect to the sale of our EMS segment. This liability is limited to $7.6 million, other than in the case of fraud and with respect to a small number of specific representations, such as those relating to taxes owed for periods prior to the closing of the sale of the EMS segment. In addition, we remain fully liable for any claims that may arise relating to our operation of the EMS business prior to the date on which TCS acquired that business from us, including any liability arising from our past sales of the blackberry devices manufactured by Research In Motion (“RIM”).Recently, the US Court of Appeals ruled that RIM violated 16 patents owned by intellectual property holding company NTP, Inc. (“NTP”). The case was remanded on February 24, 2006 to the District Court to determine whether or not RIM should be enjoined selling the violating products. It has been reported that the parties have since reached a settlement agreement.

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

Also, during the third quarter, GeoLogic notified the Company of, and the Company responded to, various indemnification claims for alleged breaches of representations and warranties under the Asset Purchase Agreement.  The parties have been unable to resolve their disagreement over Geologic’s claim for indemnification and on March 13, 2006, Geologic filed a lawsuit against the Company in the Supreme Court of the State of New York.  Geologic’s claims generally involve allegations that the Company failed to provide full disclosure regarding certain aspects of the Transportation segment’s business relationships with one of its major customers and two of its major suppliers.  GeoLogic contends that it had suffered damages in excess of $30 million as a result of these alleged breaches.  Although the Company cannot predict the outcome of this litigation, the Company believes that the indemnification claims are without merit and intends to vigorously defend against them.  If the Company were unsuccessful in defending against the claims by GeoLogic, the results could have a material adverse effect on the Company’s business, financial results and financial condition.

Mobile Government Sale

On September 30, 2004, the Company sold its Mobile Government segment to BIO-key for $10.0 million in cash. The purchase price is subject to a post-closing adjustment based upon net working capital. The transaction was structured as a sale of assets and assumption of certain liabilities. The assets sold consisted of all the assets used in the Mobile Government segment. BIO-key assumed responsibility for substantially all post-closing liabilities, and certain historical liabilities, of the Mobile Government segment. BIO-key and Aether also entered into a transition services agreement to provide for the orderly transition of the business to BIO-key, which is expected to be completed by early 2005.

In connection with the sale of the Mobile Government segment, the Company recorded an $8.9 million non-cash impairment charge in the second quarter of 2004.

On October 25, 2004, the Company informed BIO-key that based on Aether’s calculation of net working capital; the purchase price should be increased by approximately $343,000. During the fourth quarter of 2004, BIO-key paid the Company for the working capital adjustment and substantially all other amounts due related to the sale.

(16) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share amounts)	QUARTER ENDED MARCH 31, 2004	QUARTER ENDED JUNE 30, 2004	QUARTER ENDED SEPTEMBER 30, 2004	QUARTER ENDED DECEMBER 31, 2004

Loss from continuing operations	$(5,410)	$(10,563)	$(4,040)	$(3,690)
Loss from discontinued operations	(3,839)	(39,029)	(2,582)	—
Gain (loss) on sale of discontinued operations	18,396	(245)	2,876	(202)
Net income (loss)	$9,147	$(49,837)	$(3,746)	$(3,892)
Loss from continuing operations per common share — basic and diluted	$(0.13)	$(0.24)	$(0.09)	$(0.08)
Loss from discontinued operations per common share — basic and diluted	(0.09)	(0.89)	(0.06)	—
Gain (loss) on sale of discontinued operations per common share — basic and diluted	0.43	(0.01)	0.06	(0.01)
Net income (loss) per common share – basic and diluted	$0.21	$(1.14)	$(0.09)	$(0.09)
Weighted average shares outstanding - basic and diluted	43,273	43,802	43,840	43,904

(in thousands, except per share amounts)	QUARTER ENDED MARCH 31, 2005	QUARTER ENDED JUNE 30, 2005	QUARTER ENDED SEPTEMBER 30, 2005	QUARTER ENDED DECEMBER 31, 2005

Income (loss) from continuing operations	$(658)	$899	$238	$(3,805)
Loss from discontinued operations	—	—	—	—
Loss on sale of discontinued operations	—	(121)	(1,073)	—
Net income (loss)	$(658)	$778	$(835)	$(3,805)
Income (loss) from continuing operations per common share — basic and diluted	$(0.01)	$0.02	$0.01	$(0.09)
Loss on sale of discontinued operations per common share — basic and diluted	—	—	(0.03)	—
Net income (loss) per common share — basic and diluted	$(0.01)	$0.02	$(0.02)	$(0.09)

Weighted average shares outstanding - basic and diluted	43,991	44,009	44,019	44,019

(17) SUBSEQUENT EVENTS

On January 23, 2006, the Company entered into two agreements that amend certain collateral security and credit arrangements originally entered into with BIO-key and one of its subsidiaries in connection with BIO-key’s acquisition of Aether’s Mobile Government business in September 2004. At BIO-key’s request and upon BIO-key’s satisfaction of certain enumerated conditions set forth in the Letter Agreement, Aether will release to BIO-key up to $1.0 million of cash collateral currently held by Aether. In consideration of the foregoing, the principal amount of the Promissory Note will be increased from $6.9 million up to $7.9 million as and to the extent the cash collateral is released to BIO-key. Aether also will have expanded rights relating to BIO-key’s $749,000 security deposit for the sublease by BIO-key of Massachusetts office space. This additional collateral will now be available to Aether to the extent BIO-key fails to make future payments to Aether under either the sublease or other agreements between the parties. In addition, if BIO-key requests, and Aether in its sole discretion agrees to extend its $7.9 million letter of credit in favor of Hamilton County beyond December 31, 2006 (the current termination date), BIO-key will pay Aether an extension fee and will extend the duration of the Promissory Note to 30 days following the extended termination of the letter of credit.

On March 8, 2006, the Company entered into a commitment with Jefferies & Company, Inc. (“Jefferies”) to sell approximately $140 million of MBS (with settlement on March 27, 2006). The terms received from Jefferies were at least as favorable to the Company as the terms offered by other investment banks, including the Company’s investment advisor, FBR. The Company will use approximately $120 million of the sale proceeds to repay all of its then-outstanding short-term borrowings under repurchase agreements. The impairment charge of approximately $4.0 million that is included in loss from continuing operations in the fourth quarter of 2005 includes $2.5 million of losses associated with the specific MBS that the Company committed to sell on March 8, 2006. As a result of the March 8 sale, the Company will record an additional loss on the sale of MBS of approximately $490,000 in the first quarter of 2006.

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

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), management carried out an evaluation, with the participation of the Company’s chief financial officer and chief executive officer, of the effectiveness of the Company’s disclosure controls and procedures, as of December 31, 2005. Based on their evaluation as of December 31, 2005, the chief executive officer and chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As noted in the COSO Framework, an internal control system, no matter how well conceived and operated, can provide only reasonable assurance to management and the board of directors regarding achievement of an entity’s objectives. Based on the evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our report is included in Item 8 of this Report. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is also included in Item 8 of this Report.

Changes in Internal Control Over Financial Reporting and Disclosure Controls and Procedures

During the year ended December 31, 2005, no change occurred in the Company’s internal control over financial reporting that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting. Our corporate controller left the Company in June 2005 and was replaced (after a transition period during which the former controller and the new controller worked together) by a new corporate controller who also has prior experience serving as a senior financial officer of a publicly traded SEC reporting company. We do not believe the Company’s internal control over financial reporting has been, or is likely to be, materially affected by this personnel change.

ITEM 9(B). OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows, as of February 20, 2006, the names and ages of Aether’s directors and executive officers. Each director will continue in office until the next annual meeting or until his earlier resignation, removal or death.

Name	Age	Position
David S. Oros	46	Chairman of the Board and Chief Executive Officer
David C. Reymann	47	Chief Financial Officer
J. Carter Beese, Jr.	49	Director
James T. Brady	65	Director
Jack B. Dunn IV	54	Director
Edward J. Mathias	64	Director
Truman T. Semans	79	Director
George P. Stamas	55	Director

David S. Oros founded Aether in 1996, and currently serves as our chairman and chief executive officer. From 1994 until 1996, Mr. Oros was president of NexGen Technologies, L.L.C., a wireless software development company that contributed all of its assets to Aether. From 1992 until 1994, he was president of the Wireless Data Group at Westinghouse Electric. Prior to that, Mr. Oros spent from 1982 until 1992 at Westinghouse Electric directing internal research and managing large programs in advanced airborne radar design and development. Mr. Oros received a B.S. in mathematics and physics from the University of Maryland, and holds a U.S. patent for a multi-function radar system. Mr. Oros currently serves on the Board of Directors for Broadwing Corporation, the University of Maryland School of Nursing, the Baltimore’s Port Discovery Children’s Museum, and on the Board of Trustees for the University of Maryland Baltimore Foundation, Inc.

David C. Reymann has served as our chief financial officer since joining us in June 1998. Before joining us, Mr. Reymann was director of finance and accounting for The Sweetheart Cup Company from June 1996 until May 1998, where he managed the financial analysis department and the accounting operations for 11 North American manufacturing plants. Prior to that, Mr. Reymann spent 12 years with Procter & Gamble, serving in several key finance, accounting and operations positions. Prior to Procter & Gamble, Mr. Reymann spent five years at Ernst & Young, where he most recently specialized in emerging growth companies. Mr. Reymann received a B.S. in accounting from the University of Baltimore, and is a certified public accountant.

J. Carter Beese, Jr. was elected a director of Aether on October 20, 1999.  Mr. Beese currently serves as President of RCP Ventures Management, Inc., a venture capital management company, and as a Senior Advisor to Legacy Partners Group, an M&A investment bank.  From July 1998 to September 2005, Mr. Beese served as President of Riggs Capital Partners, a division of Riggs National Corp., which is a venture fund that manages in excess of $100 million. Preceding his appointment to Riggs, from September 1997 until July 1998, Mr. Beese was vice chairman of the Global Banking Group at Bankers Trust.  Prior to the merger of Bankers Trust and Alex. Brown, from November 1994 until September 1997, Mr. Beese was chairman of Alex. Brown International.  He originally joined Alex. Brown in 1978 became an officer in 1984, and a partner in 1987.  Mr. Beese served as a commissioner of the U.S. Securities and Exchange Commission from 1992 to 1994.  He serves as a director on the boards of Nastech Pharmaceutical Company and the National Stock Exchange.  He also serves as a senior advisor to Allied Capital Corporation and the Center for Strategic International Studies. In November 2003, Mr. Beese was named by U.S. District Court Judge Rakoff and the U.S. Securities and Exchange Commission as the manager of the $250 million of MCI stock to be distributed to the victims of accounting fraud pursuant to the fair fund provision of the Sarbanes-Oxley Act of 2002.  He also served as a member of President George W. Bush’s Information Technology Advisory Committee.  Mr. Beese received a B.S. in Economics and a B.S. in Political Science from Rollins College, and has completed advanced studies at Johns Hopkins University and the U.S. Army War College.

James T. Brady was elected director of Aether on June 28, 2002. Mr. Brady has served as the Managing Director - Mid-Atlantic, for Ballantrae International, Ltd., a management consulting firm, since 2000 and was an independent business consultant from May 1998 until 2000. From May 1995 to May 1998, Mr. Brady was the Secretary of the Maryland Department of Business and Economic Development. Prior to May 1995, Mr. Brady was a managing partner with Arthur Andersen LLP in Baltimore, Maryland. Mr. Brady is a director of McCormick & Company, Inc., Constellation Energy Group and T. Rowe Price Group. Mr. Brady received a B.A. from Iona College.

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

Audit Committee. The audit committee currently consists of Messrs. Brady, Semans and Beese, with Mr. Brady serving as its chairman. The board of directors has determined that the members of the audit committee satisfy the  “independence” and “financial literacy” requirements for audit committee members as set forth by the SEC and as adopted in the Nasdaq listing standards.

The board of directors has also determined that Mr. Brady is an audit committee financial expert and is independent of management, as required under Section 407 of the Sarbanes-Oxley Act of 2002. We believe Mr. Brady is qualified to be an “audit committee financial expert” because he has the following attributes: (i) an understanding of generally accepted accounting principles, or GAAP, and financial statements, (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (iii) experience preparing, auditing, analyzing or evaluating financial statements that represent a breadth and level of complexity and accounting issues that can reasonably be expected to be raised by Aether’s financial statements, or actively supervising one or more persons engaged in such activities, (iv) an understanding of internal controls over financial reporting and (v) an understanding of audit committee functions. Mr. Brady has acquired these attributes by means of having held various positions that provided the relevant experience, including 33 years with Arthur Andersen (including twenty years as an audit partner) and membership on the audit committees of several public companies since 1998. Mr. Brady also serves on the audit committees of three other public companies, but the board of directors has determined that such service does not affect his independence, responsibilities or duties as a member of the audit committee.

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

Based solely on a review of the copies of such reports of ownership received by us and certifications from executive officers and directors that no other reports were required for such persons, we believe that during fiscal year 2005 all filing requirements applicable to its executive officers, directors and such greater than ten percent stockholders were complied with on a timely basis.

Code of Ethics

We have adopted a general code of ethics for our business. We have also adopted a code of ethical conduct that applies solely to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. The board of directors is responsible for reviewing and authorizing any waivers from both the code of ethics and code of ethical conduct for senior financial officers and we will file any waivers from, or amendments to, these codes on our website at www.aetherholdings.com, the content of which website is not incorporated by reference into or considered a part of this document. Both the general code of ethics and the code of ethical conduct for senior financial officers, as well as the charters for our audit committee, nominating committee and compensation committee, are available on Aether’s website, www.aetherholdings.com, the content of which website is not incorporated by reference into or considered a part of this document. This information is also available in print upon written request to our secretary at our address.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation. The following table sets forth compensation for 2003, 2004 and 2005 awarded to, earned by or paid to our chief executive officer and chief financial officer, our only executive officers as of December 31, 2005. We refer to these officers as the “named executive officers.”

					Long-Term Compensation
Name and Principal Position	Annual Compensation				Restricted Stock Awards ($)	Shares Underlying Options (#)	All Other Compensation ($)
	Year	Salary ($)	Bonus ($)

David S. Oros
Chairman and Chief
Executive Officer	2005	$200,000	—		—	—	$28,408	(2)
	2004	$200,000	—		—	—	$16,815
	2003	$200,000	—		—	—	$17,740

David C. Reymann
Chief Financial Officer	2005	$180,000	$—		—	—	$25,865	(3)
	2004	$180,000	84,000	(1)	—	—	$16,244
	2003	$180,000	$—		$		$16,924

(1)	Mr. Reymann was awarded a cash bonus in connection with the completion of the sales of Aether’s mobile and wireless data businesses in 2004.
(2)

Includes $12,000 for employer contributions to Aether’s 401(k) plan, and $12,385 paid by Aether for health insurance (including dental and vision). The remaining amount consists of the dollar amount of insurance premiums paid by Aether with respect to term life insurance and business travel accident insurance.

(3)

Includes $10,800 for employer contributions to Aether’s 401(k) plan, and $12,385 paid by Aether for health insurance (including dental and vision). The remaining amount consists of the dollar amount of insurance premiums paid by Aether with respect to term life insurance and business travel accident insurance.

No Executive Loans. Aether does not extend loans to executive officers or directors.

No Pension Plans. Aether currently does not have any pension plans or defined benefit plans.

Long-Term Incentive Plan Awards. No restricted shares were granted to either named executive officer during the year ended December 31, 2005 under any of Aether’s long-term incentive plan. The compensation committee has the authority to grant options to Aether’s executive officers under the 1999 Equity Incentive Plan in order to align their interests with the long-term interests of our stockholders. For more information, see the Compensation Committee Report below.

Option Grants in Last Fiscal Year. No stock options or stock appreciation rights were granted to either named executive officer during the year ended December 31, 2005.

Aggregate Option Exercises and Holdings. The following table provides information concerning the shares represented by outstanding options and warrants held by each of the named executive officers as of December 31, 2005.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares Underlying Unexercised Options at Fiscal Year-End (#)(1)		Value of Unexercised In-The- Money Options/SARs at Fiscal Year-End(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable

David S. Oros(3)	—	—	918,100	25,000	$1,154,350	$9,250
David C. Reymann(4)	—	—	138,750	—	$47,442	—

(1)   All options were issued under the 1999 Equity Incentive Plan and are in amounts and have exercise prices as follows:

Name	Amount (#)	Exercise Price
David S. Oros	655,000	$1.60
	157,500	$4.00
	12,600	$16.00
	18,000	$8.54
	75,000	$2.95
David C. Reymann	20,834	$1.49
	5,416	$1.60
	32,500	$8.00
	50,000	$8.54
	30,000	$3.75

(2)   Options were “in the money” to the extent the closing price of Aether’s common stock on December 31, 2005 exceeded the exercise price of the options. The value of unexercised options represents the difference between the exercise price of net options and $3.32, which was the last reported sale of Aether common stock on December 31, 2005.

(3)   Includes 812,500 shares of common stock underlying warrants. These warrants issued to Mr. Oros were issued prior to Aether’s initial public offering and have a strike price of $1.60 and $4.00 per share.

(4)   Includes 5,416 shares of common stock underlying warrants. These warrants were issued to Mr. Reymann for incentive and retention purposes and have a strike price of $1.60 per share.

Employment Agreements and Additional Equity-Based Incentive Awards

In June 1999, we entered into an employment contract with Mr. Oros. It provides for a base salary of $200,000 per year, a performance bonus of up to $100,000 per year, and additional bonuses based on annual revenue targets. This base salary has never been increased, and Mr. Oros has not been awarded a cash bonus since 1999. Mr. Oros’ employment agreement  provides that he will not solicit for employment or hire away any employee of the Company for a period of six months after termination of his employment. The initial term of the employment contract expired in June 2002, and the term is automatically extended for additional one month increments until terminated by Aether or Mr. Oros on 15 days’ advance notice. We have continued to employ Mr. Oros since June 2002 pursuant to the terms of this employment agreement, with continuous month-to-month extensions.

Pursuant to this contract, in 1999 we granted Mr. Oros a warrant to acquire 1,000,000 shares of our common stock. The warrant has an exercise price of $1.60 per share of common stock. With our consent, Mr. Oros subsequently assigned warrants to acquire 225,000 shares of our common stock to key employees and retained a warrant to acquire 775,000 shares. In 1999, Mr. Oros also received a warrant to acquire 175,000 shares of our common stock at an exercise price of $4 per share. From this second grant, Mr. Oros subsequently assigned a warrant exercisable for 17,500 shares of our common stock to a former board member of the Company and retained the warrant covering the remaining shares. Each of Mr. Oros’ warrants became exercisable upon completion of our initial public offering. Warrants that Mr. Oros continues to hold are included in the table above headed “Aggregate Option Exercises and Holdings.

On March 9, 2006, our Board of Directors, at the recommendation of the Compensation Committee, approved changes to Mr. Oros’ employment agreement that will be reflected either in an amendment to the agreement or in a separate agreement that will supplement his existing employment agreement and that Mr. Oros and the Company expects to finalize over the next several weeks. These changes replace the severance provisions of Mr. Oros’ employment agreement, which provisions have expired and are no longer applicable. Specifically, the Company has agreed that if Mr. Oros ceases to serve as chief executive officer of the Company for any reason other than a termination of his employment by the Company for “Cause”, his employment with the Company will then continue on a part-time basis for a period of three (3) years. “Cause” also would exist if, with respect to his employment, Mr. Oros (i) he  was convicted of or plead guilty or no contest to, any misdemeanor involving fraud, breach of trust or misappropriation or any felony, (ii) commits an act of gross negligence or otherwise acts in blatant disregard of the Company’s best interests or (iii) fails or refuses to comply in any material respect  with specific written directions consistent with his job responsibilities and reasonably capable of being performed.   During this time, he will be obligated to provide the Company with up to 250 hours per year of service, at the Company’s request, and he will be entitled to receive an annual base salary of $200,000, plus continued health and medical benefits during this period. The estimated cost to Aether of these severance payments is approximately $629,000. Mr. Oros has agreed to abide by the terms of the non-solicitation provision in his employment agreement for the three-year term of this part-time employment arrangement. He also has agreed to abide by a restriction on competing with the Company during this period.

In June 2001, we entered into an employment agreement with Mr. Reymann. The initial term of the agreement expired in June 2003, and the term automatically extends for additional one-year terms until terminated by Aether or Mr. Reymann on no less than 90 days’ advance notice (which must be given before the end of the applicable one-year extensions). We have continued to employ Mr. Reymann since June 2003 pursuant to the terms of this employment agreement, with continuous annual extensions. The agreement provides for a base salary of not less than $150,000 per year and annual bonuses to be established by the board, the compensation committee or, if the board directs, our chief executive officer or president. Mr. Reymann’s annual base salary was increased to $180,000 in 2002, and he has not been awarded a cash bonus since 2002, other than the bonus he received in 2004 in connection with the sale of Aether’s mobile and wireless data businesses.

Mr. Reymann may resign upon 90 days’ advance notice to Aether. If we terminate Mr. Reymann’s employment without “cause,” or he resigns for “good reason” (each as defined in his employment agreement), he is entitled to receive an amount equal to 12 months’ base salary, COBRA group health coverage premium costs, immediate vesting of options, restricted stock or other equity instruments, and a pro rata share of the maximum bonus he would have been eligible to receive in the year of termination of his employment. Under the agreement, “good reason” would exist if Aether materially breaches the agreement or materially reduces Mr. Reymann’s title, authority or responsibilities, and “cause” would exist if Mr. Reymann commits a material breach of the agreement, commits an act of gross negligence with respect to Aether or otherwise acts with willful disregard for Aether’s best interests, or is convicted of or pleads guilty or no contest to a felony. “Cause” also would exist if, with respect to his employment, Mr. Reymann commits either a material dishonest act or common law fraud or knowingly violates any federal or state securities or tax laws. The agreement provides that if there is a change in control of Aether and within 12 months after the change of control, Mr. Reymann resigns for “good reason” or is terminated without “cause,” all options, restricted stock or other equity instruments held by Mr. Reymann will become fully exercisable. A “change in control” means the occurrence of any of the following:  a sale of all or substantially all of Aether’s assets, the dissolution or liquidation of Aether, a person or group purchasing over half of Aether’s voting securities, a merger or consolidation of Aether, a successful proxy contest replacing at least a majority of our board of directors, or during any two-year period the incumbent board ceasing to constitute a majority of the board, provided that individuals that a majority of the incumbent directors approve for service on the board are treated as incumbent directors. The agreement also provides that Mr. Reymann will not compete or interfere with Aether within the United States or solicit for employment any employee of the Company  for a period of one year after his termination of employment for any reason.

On March 9, 2006, our Board of Directors, at the recommendation of the Compensation Committee, approved an amendment to Mr. Reymann’s employment agreement, which Mr. Reymann and the Company expect to finalize over the next several weeks. As a result of this amendment, if Mr. Reymann’s employment is terminated by Aether without “cause,” or if Mr. Reymann resigns for “good reason,” he would be entitled to receive his base salary and group health coverage premium costs for a period of 24 months, rather than 12 months. The estimated cost to Aether of these severance payments is approximately $389,000. This amount does not include any value for the accelerated vesting of equity awards and does not include any amount for a pro-rated bonus, as described above. Mr. Reymann also has agreed to abide by the terms of the non-solicitation, non-competition and non-interference provisions of his employment agreement for the 24 month severance period.

In connection with the amendment of the employment agreements with Messrs. Oros and Reymann, the Board of Directors, at the recommendation of the Compensation Committee, approved grants of 150,000 and 50,000 shares of restricted stock to Mess~~s~~rs. Oros and Reymann, respectively. The terms of such restricted shares are discussed below in the Compensation Committee Report on Executive Compensation.

Compensation Committee Report on Executive Compensation

The compensation committee of Aether’s board of directors is responsible for establishing and evaluating salaries and other compensation for the chief executive officer and other senior officers, including the named executive officers. The compensation committee is comprised of the following three independent directors:  Messrs. Beese, Dunn and Mathias, with Mr. Mathias serving as the compensation committee chairman. This report relates to Aether’s compensation policy for its named executive officers for fiscal year 2005.

This compensation committee report covers the following topics:

•      role of the compensation committee

•      executive compensation guiding principles

•      components of Aether’s compensation program

•      compensation of David Oros, Aether’s chairman and chief executive officer

Role of the Compensation Committee

The compensation committee’s primary responsibility is to establish Aether’s compensation programs. The compensation committee determines all compensation paid or awarded to Aether’s key executive officers each year, except that Aether’s board of directors has delegated to Mr. Oros, as a board committee of one, the ability to make grants of up to 40,000 shares per individual pursuant to Aether’s 1999 Equity Incentive Plan and Aether’s Acquisition Incentive Plan, subject to his duty to report periodically to the compensation committee.

The compensation committee’s goal is to retain and motivate executives who can assist Aether with its operations and strategic activities and advance the interests of our stockholders. To do so, the compensation committee oversees Aether’s compensation system to ensure that the Company is offering competitive and fair compensation that rewards executives for continued service and exceptional performance.

The compensation committee measures both corporate and individual performance based primarily on objective factors that it believes are important in assessing performance including the achievement of strategic business, corporate and financial goals. Additionally, the compensation committee considers more subjective factors that it believes are important in evaluating performance, including assisting Aether with managing its business and exploring strategic alternatives.

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

The compensation committee’s charter reflects these responsibilities. The committee and Aether’s board of directors periodically review the charter and consider appropriate revisions. Aether’s board of directors annually determines the compensation committee’s membership. The compensation committee meets as needed throughout the year and also considers action by written request when appropriate. In addition, the compensation committee has the authority to engage the services of outside advisors, including consultants and counsel.

Components of Aether’s Compensation Program

Executive officers’ compensation consists primarily of three components: (i) base salary, (ii) cash bonus opportunity and (iii) grants of stock options and restricted stock. In determining an executive’s compensation, the compensation committee considers all elements of an executive’s total compensation package, including employee benefits and insurance.

Base Salary. Base salaries for Aether’s executives are initially determined by evaluating the executive’s level of responsibility within Aether, prior experience and breadth of knowledge. Through the establishment of competitive base salaries, the compensation committee strives to ensure that base salaries are set at levels that permit Aether to retain managers and executives with the qualifications and abilities necessary to allow Aether to achieve its strategic business, corporate and financial goals. The compensation committee annually reviews and discusses the levels of base salary for Aether’s executive officers. Increases to base salaries are driven primarily by performance and evaluated based on sustained levels of contribution to the company. The factors impacting base salary decisions are not assigned specific weight by the compensation committee, but are considered together in the aggregate.

In 2005, the compensation committee did not make any changes to the base salaries of the executive officers, concluding that such salaries remained appropriate in light of market conditions and the status of Aether’s business.

On March 9, 2006, the compensation committee reviewed the base salaries of all of Aether’s officers and concluded that no changes were necessary for 2006. The compensation committee concluded that the current levels of base salary being paid should be sufficient to enable Aether to retain these officers while Aether continues to develop its business and explore potential new strategies. The committee acknowledged that if the Company opted to pursue a new or different business strategy, changes to compensation, including base salary, might be necessary or appropriate.

Cash Bonus. Annual performance bonuses are based on the compensation committee’s evaluation of the executive’s performance in achieving annual corporate goals and specified goals set by management or the board of directors for the year. In 2004, Aether’s primary goal was to sell its operating business and Mr. Reymann, Aether’s chief financial officer, was awarded a cash bonus for his role in such sales. In 2005, Aether’s primary goal was to fully implement its MBS strategy, but the compensation committee did not award any cash bonuses to the Company’s executive officers, taking into account the status of the MBS business and the Company’s financial results for 2005. As Aether pursues potential new strategic opportunities during 2006, the compensation committee may consider (and award) cash bonuses to reflect the successful implementation of new or additional business strategies.

Stock Grants. The compensation committee believes that achievement of Aether’s business and financial goals may be fostered by stock grant programs that reward employees who significantly enhance Aether’s value by tying the employees’ compensation to the value of Aether. Aether does not have a specific stock ownership policy for its employees, executives or directors. The compensation committee has the authority to grant options and issue restricted stock pursuant to Aether’s 1999 Equity Incentive Plan and the 2002 Acquisition Incentive Plan. Option grants will generally vest ratably over a period of several years, and the compensation committee will not approve stock option grants with exercise prices below the market price of Aether’s stock on the date of grant.

In 2005, the compensation committee did not grant any options or issue any restricted stock to our executive officers or directors. On March 9, 2006, the compensation committee concluded that a grant of restricted stock to Aether’s senior officers, including the two named executive officers, would be an appropriate incentive that would further align the interests of Aether’s management with the interests of the stockholders and would properly reward senior management if it is able to succeed in implementing desirable new business strategies. Accordingly, the compensation committee (acting with the approval of the full board) granted 150,000 shares of restricted stock of Aether to Mr. Oros and 50,000 shares of restricted stock of Aether to Mr. Reymann. The shares granted to Mr. Oros will vest in three equal annual increments over a three-year period, beginning on the date (the “Trigger Date”) on which Aether completes one or more transactions that meet specified minimum valuation, revenue or cash flow targets and ending on the third anniversary of such date. The shares granted to Mr. Reymann will vest in two equal annual increments over a two-year period, beginning the Trigger Date. Vesting of these awards will continue during any period of part-time employment of Mr. Oros and during the period that Mr. Reymann is entitled to receive severance (under the recently agreed changes to their respective employment agreements).

From time to time, the compensation committee will also grant non-employee directors stock options in recognition of their service on the board of directors. The compensation committee has not granted any options to Aether’s non-employee directors since 2002 because it believes the options the directors were granted in 2002 are sufficient to promote Aether’s interest in having its directors own stock in the company. In 2006, the compensation committee will consider whether additional grants of stock options or the issuance of restricted stock are appropriate, taking into account the fact that all options that were granted in 2002 to non-employee directors will fully vest in June 2006.

Other Compensation. In addition to the compensation discussed above, Aether also provides its employees, including its named executive officers, with customary employee benefits, including health, disability and life insurance. Aether also matches contributions made by its employees and executive officers pursuant to Aether’s 401K plan. Overall, the benefits available to Aether’s executives are substantially the same as those available to all of Aether’s employees. The compensation committee believes these employee benefits are necessary and sufficient to compensate and retain Aether’s employees.

Chief Executive Officer’s Compensation. In June 1999, Aether entered into an employment contract with Mr. Oros. The initial term of this agreement expired in June 2002 and is automatically extended for additional one month increments until terminated by Aether or Mr. Oros on 15 days advance notice. The compensation committee believes it is in the best interests of Aether and its stockholders to continue to renew Mr. Oros’ employment agreement on a monthly basis and to compensate Mr. Oros pursuant to the terms of this agreement. Mr. Oros’ employment agreement provides for a base salary of $200,000 per year, a performance bonus of up to $100,000 per year, and additional bonuses based on annual revenue targets.

In 2005, Mr. Oros received a base salary of $200,000 in accordance with the terms of his employment contract. Mr. Oros also received certain employee benefits, such as life insurance coverage of $300,000, short- and long-term disability insurance, business travel accident insurance, health insurance and a 401(k) match, all of which were consistent with benefits offered to all other Aether employees. Consistent with Mr. Oros’ request, the committee did not award him a cash bonus or any equity grants in 2005.

On March 9, 2006, the compensation committee approved a modification to Mr. Oros’ employment agreement, which is described above under “Employment Agreements, Other Agreements.”  The compensation committee also awarded Mr. Oros 150,000 shares of restricted stock, as described above.

The compensation committee believes that Mr. Oros’ total compensation for 2005 was reasonable and appropriate based upon Aether’s results of operations and will continue to monitor his overall compensation to ensure that it supports the achievement of Aether’s future goals and objectives as outlined by the board of directors. The compensation committee also believes that the modifications to Mr.Oros’ employment agreement and the grant of restricted stock approved in March 2006 were reasonable and appropriate, based on Mr. Oros’ past contributions to Aether and the value Mr. Oros is expected to add as Aether explores and evaluates additional strategic business opportunities.

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

Summary

The compensation committee is committed to continually reviewing Aether’s compensation philosophy and programs to ensure that they are meeting Aether’s objectives of providing compensation that attracts and retains our executive officers and encourages them to advance the best interests of stockholders and achieve Aether’s business and strategic goals. The committee intends to remain particularly vigilant to considering how changes in Aether’s business and strategy may warrant or require modifications to the level and composition of compensation offered to executives.

This compensation committee Report shall not be deemed “soliciting material,” to be “filed” with the SEC, subject to Regulation 14A or 14C or to the liabilities Section 18 of the Exchange Act, except to the extent we specifically request that the information be treated as soliciting material. This report shall not be deemed incorporated by reference in any document previously or subsequently filed with the SEC that incorporates by reference all or any portion of this proxy statement/prospectus, unless this report is specifically incorporated by reference.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

J. Carter Beese, Jr.

Jack B. Dunn, IV

Edward J. Mathias, Chairman

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

Director Compensation

In 2005, non-employee directors received $5,000 for each board meeting they attend, reimbursement for reasonable travel expenses relating to attendance at board meetings and discretionary grants of stock options. In 2005 audit committee members received $2,000 for each audit committee meeting they attend, and Mr. Brady, as chairman of the audit committee, received a $7,500 annual retainer. In March 2006, the Board approved increases in the compensation payable to non-employee directors. Non-employee directors will now receive an annual retainer of $20,000 (paid quarterly) and receive $1,500 for each board meeting they attend in person or by phone. The chairperson of each board committee (other than the audit committee) will receive an annual retainer of $2,500. Audit committee members will now receive $2,500 for each audit committee meeting they attend, and the chairman of the audit committee will receive a $12,500 annual retainer. Directors will continue to be reimbursed for reasonable travel expenses relating to attendance at board meetings.

In the discretion of the board of directors, the non-employee directors may receive stock options for their service on the board. In 2002, each director received a grant of 100,000 stock options, of which 25,000 vested in each of June 2003, June 2004 and June 2005, with the remaining 25,000 to vest in June 2006, except that the unvested options issued to Mr. Semans were fully vested in 2005. No options have been granted to our directors since 2002, but the Board of Directors plans to consider during 2006 whether to authorize additional equity awards to non-employee directors. Directors who are employees of Aether do not receive compensation for their services as directors or as members of board committees.

Stock Performance Graph

As part of disclosure requirements mandated by the SEC, we are required to provide a comparison of the cumulative total stockholder return on our common stock with that of a broad equity market index and either a published industry index or a peer group index.

The following graph provides a comparison of the cumulative total stockholder return on Aether’s common stock since December 31, 2000 with the cumulative total return of the Nasdaq Market Index and the Bloomberg REIT Mortgage Index, or the BBG REIT Mortgage Index, a published industry index of real estate investments trusts engaged in the business of mortgage investment.

CUMULATIVE TOTAL RETURN COMPARISON

	2000	2001	2002	2003	2004	2005
AETHER SYSTEMS, INC.	$100.00	$23.51	$9.61	$12.14	$8.54	$8.49
BBG REIT MORTGAGE INDEX	$100.00	$87.62	$130.70	$204.34	$285.70	$224.06
NASDAQ MARKET INDEX	$100.00	$79.71	$55.60	$83.60	$90.63	$92.62

This graph assumes that $100 was invested on December 31, 2000 in Aether’s common stock and in each of the above indices with reinvestment of any dividends. The cumulative total returns indicated in the graph are not necessarily indicative and are not intended to suggest future cumulative total returns.

This graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Aether under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock as of February 20, 2006, as to:

•    each of our directors and named executive officers individually;

•    all our directors and executive officers as a group; and

•    each person (or group of affiliated persons) known by us to own beneficially more than 5% of our outstanding common stock.

For the purposes of calculating percentage ownership as of February 20, 2006, 44,018,946 shares were issued and outstanding and, for any individual who beneficially owns shares of restricted stock that will vest or shares represented by options that are or will become exercisable within 60 days of February 20, 2006, those shares are treated as if outstanding for that person, but not for any other person. In preparing the following table, we relied upon statements filed with the SEC by beneficial owners of more than 5% of the outstanding shares of our common stock pursuant to Section 13(d) or 13(g) of the Exchange Act, unless we knew or had reason to believe that the information contained in such statements was not complete or accurate, in which case we relied upon information which we considered to be accurate and complete. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o Aether Holdings, Inc., 621 E. Pratt Street, Suite 601, Baltimore, Maryland 21202.

Name and Address	Beneficial Ownership of Shares
	Number	Percent
Directors and executive officers:
David S. Oros(1)	4,664,000	10.6%
David C. Reymann(2)	177,750	*
J. Carter Beese, Jr.(3)	268,702	*
James T. Brady(4)	77,500	*
Jack B. Dunn IV(5)	75,000	*
Edward J. Mathias(6)	131,700	*
Truman T. Semans(7)	148,650	*
George P. Stamas(8)	166,868	*

All directors and named executive officers as a group (8 Persons)	5,710,170	13.0%

5% stockholders:
Amaranth, L.L.C.(9) One American Lane Greenwich, CT 06831	7,302,500	16.6%
NexGen Technologies, L.L.C	2,506,697	5.7%
Telcom-ATI Investors, L.L.C 211 N. Union St., Suite 300 Alexandria, VA 22314	2,902,027	6.6%
Dimensional Fund Advisors Inc.(10) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	3,678,683	8.36%
CCM Master Qualified Fund, Ltd.(11) One North Wacker Drive, Suite 4725 Chicago, IL 60606	2,154,338	4.9%

*	Less than 1%.

(1)	Includes 2,506,697 shares of common stock owned by NexGen Technologies, L.L.C. over which Mr. Oros exercises voting and investment control by virtue of his position as managing member of NexGen. Also includes exercisable warrants to purchase 812,500 shares of common stock and exercisable options to purchase 105,600 shares of common stock.

(2)	Includes exercisable warrants to purchase 5,416 shares of common stock and exercisable options to purchase 133,334 shares of common stock.
(3)	Includes exercisable options to purchase 123,600 shares of common stock.
(4)	Includes exercisable options to purchase 75,000 shares of common stock.
(5)	Includes exercisable options to purchase 75,000 shares of common stock.
(6)

The address for Mr. Mathias is c/o The Carlyle Group, 1001 Pennsylvania Avenue, NW, Washington, DC 20004. Includes exercisable options to purchase 75,000 shares of common stock, 19,000 shares of common stock held indirectly in a retirement account and 4,700 shares of common stock held as custodian for Ellen Mathias.

(7)

Includes 30,000 shares of common stock held jointly by Mr. Semans and his wife, and 18,650 shares of common stock held by the Semans Scholarship Fund at the Lawrenceville School at which Mr. Semans is a trustee emeritus which Mr. Semans disclaims beneficial ownership of such securities. Includes exercisable options to purchase 100,000 shares of common stock.

(8)	Includes exercisable options to purchase 110,600 shares of common stock.
(9)

Based solely on reports filed with the SEC as of February 3, 2006. Includes 7,302,500 shares beneficially owned by Amaranth, L.L.C., or, Amaranth Advisors, L.L.C., the investment manager of Amaranth, and Nicholas M. Manounis, the managing member of Amaranth Advisors, L.L.C.

(10)

Based solely on reports filed with the SEC as of February 6, 2006. Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are called the Investment Group. In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the securities described in this schedule that are owned by the Investment Group, and may be deemed to be the beneficial owner of the shares of our common stock held by the Investment Group. All securities reported in this schedule are owned by the Investment Group, and Dimensional disclaims beneficial ownership of such securities.

(11)

Based solely on reports filed with the SEC as of February 8, 2005. Includes 2,154,338 shares beneficially owned by CCM Master Qualified Fund, L.L.C., (“CCM”), Coghill Capital Management, L.L.C., (“Coghill Managemen”), which serves as the investment manager of CCM, and Clint D. Coghill who is the managing member of Coghill Management.

Securities Authorized for Issuance UnderEquity Compensation Plans

See Item 5 of Part II of this Report for information regarding securities authorized for issuance under equity compensation plans.

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

Huber Oros & Company, LLC, or Huber Oros, served as the administrative agent of our corporate benefits program from the middle of 2000 until February 2005. Matthew Oros, the chief executive officer and founder of Huber Oros, is the brother of David S. Oros, our Chairman and Chief Executive Officer. In February 2005, Huber Oros was acquired by an unrelated entity and the individual who is a related party did not retain any continuing ownership interest in the acquiring entity.  Huber Oros billed Aether $7,000 in agency fees in 2005.

Since the middle of 2003, Kirkland & Ellis LLP has been Aether’s outside legal counsel. George P. Stamas, a director of Aether, is a partner in the law firm of Kirkland & Ellis LLP. During 2005, Kirkland & Ellis LLP billed Aether approximately $640,000. For the year ended December 31, 2005, Aether had outstanding payables due Kirkland & Ellis LLP of approximately $45,000. The vast majority of these fees were incurred in connection with Aether’s corporate reorganization and the implementation of transfer restrictions and the evaluation of a range of strategic options.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered for Aether by KPMG LLP, Aether’s independent auditor, for the years ended December 31, 2005 and 2004 were:

	2005	2004
Audit Fees	$223,000	$633,000
Audit-Related Fees	—	495,000
Tax Fees	$28,300	255,000
All Other Fees	—	—
Total Fees	$251,300	$1,383,000

“Audit Fees” include time billed to Aether for professional services rendered for the annual audit for Aether’s consolidated financial statements, the quarterly reviews of the consolidated financial statements for fiscal years 2005 and 2004 and the audit with respect to management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 and 2004 and the effectiveness of internal control over financial reporting as of December 31, 2005 and 2004.

The aggregate amount billed for all tax fees for the years ended December 31, 2005 and 2004 (see chart above under heading “Tax Fees”) principally covered tax planning, tax consulting and tax compliance services provided to Aether.

The aggregate fees billed for all audit related services rendered by KPMG for the year ending December 31, 2004 (see chart above under the heading “Audit-Related Fees” principally covered accounting consultations and audits and consultations in connection with the disposition of Aether’s wireless businesses. No fees were billed for “Audit Related Fees” for the year ended December 31, 2005.

Aether does not use its independent auditor as its internal auditor nor does it have an internal auditor.

No other professional services were rendered or fees were billed by KPMG for the most recent fiscal year or for the year ending December 31, 2005 and 2004.

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

Less than 50% of the hours expended on the audit engagement of KPMG were attributable to persons other than full-time, permanent employees of KPMG.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements required by this item are included in the Report beginning on page 36.

Report of Management on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 20045
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2003, 2004, and 2005
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2004 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 20045
Notes to Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the Audited Consolidated Financial Statements or the notes thereto.

EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Index

*2.1	Agreement and Plan of Reorganization, dated as of May 4, 2005 (Designated as Exhibit 2.1 to the Form S-4 dated May 4, 2005.)

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

*3.1	Certificate of Incorporation of Aether Holdings, Inc. (Designated as Exhibit 3.1 to the Form S-4 dated May 4, 2005.)

*3.2	Bylaws of Aether Holdings, Inc. (Designated as Exhibit 3.2 to the Form S-4 dated May 4, 2005.)

*4.1	Specimen Certificate for Aether Holdings Common Stock (Designated as Exhibit 4.1 to the Form S-4 dated May 4, 2005.)

*10.1	Employment Agreement between Aether Technologies International, L.L.C. and David Oros dated July 7, 1999. (Designated as Exhibit 10.7 to the Form S-1/A dated September 10, 1999.)

*10.2	Employment Agreement between Aether Systems, Inc. and David C. Reymann dated June 8, 2001. (Designated as Exhibit 10.1 to the Form 10-Q dated August 14, 2001.)

*10.3	Aether Systems, Inc. 1999 Equity Incentive Plan as amended June 22, 2001. (Designated as Exhibit 10.4 to the Form 10-K dated March 1, 2002.)

*10.4	Aether Systems, Inc. Senior Bonus Plan effective as of September 29, 1999. (Designated as Exhibit 10.20 to the Form S-1/A dated October 19, 1999.)

*10.5	Aether Systems, Inc. Acquisitions Incentive Plan effective as of December 15, 2000. (Designated as Exhibit 4.1 to the Form S-8 dated December 20, 2000.)

*10.6	Investment Management Agreement, dated June 8, 2004 by and between Aether Systems Inc., and FBR Investment

Management Inc. (Designated as Exhibit 10.1 to the Form 10-Q dated August 9, 2004.)

*10.7

Principal Stockholder Agreement dated July 20, 2004 by and among David S. Oros, NexGen Technologies, L.L.C. and Slingshot Acquisition Corporation. (Designated as Exhibit 10.2 to the Form 10-Q dated August 9, 2004.)

*10.8

Secured Subordinated Promissory Note in the principal amount of $6,884,588 dated September 30, 2004 payable to Aether Systems, Inc by BIO-key International, Inc. (Designated as Exhibit 10.2 to the Form 10-Q dated November 9, 2004)

*10.9

Master Repurchase Agreement between Aether Systems, Inc. (and FBR Investment Management Inc. as Agent) and Daiwa Securities America, Inc. (Designated as Exhibit 10.12 to the Form 10-K dated March 16, 2005.)

*10.10

Master Repurchase Agreement between Aether Systems, Inc. (and FBR Investment Management Inc. as Agent) and UBS Financial Services, Inc. (Designated as Exhibit 10.13 to the Form 10-K dated March 16, 2005.)

*10.11

Master Repurchase Agreement between Aether Systems, Inc. (and FBR Investment Management Inc. as Agent) and Countrywide Securities Corporation. (Designated as Exhibit 10.14 to the Form 10-K dated March 16, 2005.)

*10.12

Master Repurchase Agreement between Aether Systems, Inc. (and FBR Investment Management Inc. as Agent) and Nomura Securities International, Inc. (Designated as Exhibit 10.15 to the Form 10-K dated March 16, 2005.)

10.13	Letter Agreement dated January 23, 2006 by and among Aether Systems, Inc. and BIO-key International, Inc.

10.14	Amendment No. 1 to the Secured Subordinated Promissory Note in the principal amount of $7,884,588 dated January 23, 2006 payable to Aether Systems, Inc by BIO-key International, Inc.

21.1	Subsidiaries of Aether Systems

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley

**32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes– Oxley Act of 2002 for David S. Oros and David C. Reymann

*Incorporated by reference

** These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Annual Report on Form 10-K or as a separate disclosure document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2006.

AETHER HOLDINGS, INC.

By:	/s/ David S. Oros
DAVID S. OROS
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David S. Oros	Chairman and Chief	March 15, 2006.
DAVID S. OROS	Executive Officer

/s/ David C. Reymann	Chief Financial Officer	March 15, 2006.
DAVID C. REYMANN	(Principal Financial and Accounting Officer)

/s/ J. Carter Beese, Jr.	Director	March 15, 2006.
J. CARTER BEESE, JR.

/s/ James T. Brady	Director	March 15, 2006.
JAMES T. BRADY

/s/ George P. Stamas	Director	March 15, 2006.
GEORGE P. STAMAS

/s/ Jack B. Dunn, IV	Director	March 15, 2006.
JACK B. DUNN, IV

/s/ Edward J. Mathias	Director	March 15, 2006.
EDWARD J. MATHIAS

/s/ Truman T. Semans	Director	March 15, 2006.
TRUMAN T. SEMANS