Form 10-Q
period 2006-03-31
AETHER HOLDINGS INC
filed 2006-05-10
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

As of May 1, 2006, 44,018,946 shares of the Registrant’s common stock, $.01 par value per share, were outstanding.

AETHER HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

INDEX

PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS.
Condensed consolidated balance sheets as of March 31, 2006-unaudited and December 31, 2005
Condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2006 and 2005-unaudited
Conensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005-unaudited
Notes to the unaudited condensed consolidated financial statements
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4:	CONTROLS AND PROCEDURES.
PART II:	OTHER INFORMATION
ITEM 1:	LEGAL PROCEEDINGS.
ITEM 1A.	RISK FACTORS.
ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
ITEM 3:	DEFAULTS UPON SENIOR SECURITIES.
ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
ITEM 5:	OTHER INFORMATION.
ITEM 6:	EXHIBITS.

PART I—FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

AETHER HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2006	December 31, 2005
	(Unaudited)

ASSETS
Cash and cash equivalents	$25,624	$1,092
Mortgage-backed securities, at fair value	94,751	253,900
Interest receivable	608	1,174
Restricted cash	8,633	8,633
Property and equipment, net	232	255
Prepaid expenses and other assets	1,257	954
Total assets	$131,105	$266,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$3,600	$4,465
Repurchase agreements	—	133,924
Accrued employee compensation and benefits	60	70
Accrued interest payable	—	48
Other liabilities	1,120	1,114
Total liabilities	4,780	139,621

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 44,018,946 shares issued and outstanding at March 31, 2006 and December 31, 2005	440	440
Additional paid-in capital	2,593,156	2,593,085
Accumulated deficit	(2,467,271)	(2,467,138)
Total stockholders’ equity	126,325	126,387
Total liabilities and stockholders’ equity	$131,105	$266,008

See accompanying notes to Condensed Consolidated Financial Statements.

AETHER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2006	2005

Interest income from mortgage-backed securities	$2,549	$592
Interest income from cash and cash equivalents	14	215
Interest expense on repurchase agreements	(1,354)	(12)
Net interest income	1,209	795

Loss on sale of mortgage-backed securities	(490)	—
Other than temporary impairment on mortgage-backed securities	(228)	—

Operating (expenses) income:
Selling, general and administrative expenses	(778)	(1,741)
Investment advisor fees	(46)	(41)
Depreciation	(23)	(49)
Share-based compensation expense	(71)	(76)
Other income	60	188
Restructuring charge	—	7
Total operating expenses	(858)	(1,712)

Operating loss	(367)	(917)

Non-operating income (expense)
Other interest income	246	269
Investment gain (loss), net	—	(10)
Total non-operating income (expense)	246	259

Loss from continuing operations	$(121)	$(658)

Discontinued operations
Loss on sale of discontinued operations	(12)	—
Net loss	(133)	(658)

Other comprehensive income (loss):
Unrealized holding gains (losses) on investments available for sale	—	(1,812)
Comprehensive loss	$(133)	$(2,470)

Loss per share (basic and diluted) from continuing operations	$(0.00)	$(0.02)
Loss per share (basic and diluted) on sale of discontinued operations	—	—
Net loss per share — basic and diluted	$(0.00)	$(0.02)

Weighted average shares outstanding—basic and diluted	44,019	43,991

See accompanying notes to Condensed Consolidated Financial Statements.

AETHER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss from continuing operations	$(121)	$(658)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	23	49
Amortization of mortgage premiums	—	43
Other than temporary impairment loss on mortgage-backed securities	228	—
Realized loss on sale of MBS	490	—
Share-based compensation expense	71	76
Changes in assets and liabilities:
(Increase) decrease in interest receivable	566	(212)
Decrease (increase) in prepaid expenses and other assets	322	2,159
Increase (decrease) in accrued expenses, accrued employee compensation and benefits, and accrued interest payable	(923)	126
Decrease in restructuring accruals and other liabilities	6	(245)
Cash used in discontinued operations for operating activities	(12)	—
Net cash provided by operating activities	650	1,338

Cash flows from investing activities:
Sales of mortgage-backed securities	138,979	—
Purchases of mortgage-backed securities	—	(60,565)
Principal payments from mortgage-backed securities	18,827	3,662
Purchases of property and equipment	—	59
Net cash provided by (used in) investing activities	157,806	(56,844)

Cash flows from financing activities:
Proceeds from (repayment of) repurchase agreements	(133,924)	19,443
Exercise of options and warrants	—	9
Net cash provided by (used in) financing activities	(133,924)	19,452
Net increase (decrease) in cash and cash equivalents	24,532	(36,054)
Cash and cash equivalents, at beginning of period	1,092	60,723
Cash and cash equivalents, at end of period	$25,624	$24,669
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,403	$—

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

Aether Systems was formed in January 1996. On July 12, 2005, the stockholders of Aether Systems approved a holding company reorganization of Aether Systems in which each share of Aether Systems common stock was exchanged for one share of common stock of Aether Holdings and Aether Systems became a wholly owned subsidiary of Aether Holdings. The sole activity of Aether Holdings is to hold 100% of the stock of Aether Systems. Immediately after the reorganization, the consolidated assets, liabilities and stockholders’ equity of Aether Holdings were the same as the consolidated assets, liabilities and stockholders’ equity of Aether Systems immediately prior to the reorganization. On July 13, 2005, the stock of Aether Systems ceased to trade on the Nasdaq National Market, and the stock of Aether Holdings began trading under the symbol “AETH.”  The reorganization was expected to help to protect the long-term value to Aether of its substantial net operating loss and capital loss carryforwards.

For the three months ended March 31, 2006 and 2005, Aether’s operations consist of a single business segment — the mortgage-backed securities (“MBS”) business. However, management is currently evaluating additional or other business opportunities that may require the sale of some or all of our investments in MBS.

(b) BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. The Condensed Consolidated Balance Sheet as of March 31, 2006 and the Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the three months ended March 31, 2006 and 2005, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005, have been prepared by the Company, without audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the Condensed Consolidated Financial Statements. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(2) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents consisted of the following:

(in thousands)	MARCH 31, 2006	DECEMBER 31, 2005
Cash	$158	$832
Money market accounts	249	222
U.S. Government Agency-sponsored securities	25,217	38
Total	$25,624	$1,092

Interest income from cash and cash equivalents is presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows;

•                  Interest income from cash and cash equivalents allocated to our MBS business that were temporarily invested in short-term U.S. Government Agency-sponsored cash equivalents is included in net interest income.

•                  Interest income on all other cash equivalents, as well as interest income on the subordinated secured promissory note and investments with maturities of less than 12 months is included in other interest income.

(3) MORTGAGE-BACKED SECURITIES, AT FAIR VALUE

The Company currently owns hybrid adjustable-rate mortgage-backed securities issued by the Federal National Mortgage Association (FNMA). Hybrid adjustable-rate MBS are characterized by periodic caps on the interest rates on the underlying mortgages (generally, each rate adjustment is limited to 2% after the initial 36 month rate adjustment period and each 12 month rate adjustment period thereafter) as well as lifetime caps.

During the first quarter of 2006, due to continuing increases in short-term interest rates, the Company experienced a decline in the fair market value of its MBS along with increases in the negative interest rate spread associated with the leveraged portion of its MBS portfolio. Consequently, the Company decided to de-lever its MBS portfolio and on March 8, 2006, entered into a commitment with Jefferies & Company, Inc. (“Jefferies”) to sell approximately $140 million of MBS. This transaction settled on March 27, 2006. The Company used approximately $119 million of the sale proceeds to repay all of its outstanding short-term borrowings under repurchase agreements. The impairment charge of approximately $4.0 million that was included in loss from continuing operations in the fourth quarter of 2005 included $2.5 million of losses associated with the specific MBS that the Company sold on March 27, 2006. As a result of the sale, the Company recorded an additional loss on the sale of these MBS of approximately $490,000 in the first quarter of 2006.

As a result of continuing increases in short-term interest rates which continue to negatively impact the fair market value of our existing MBS portfolio along with the decision to evaluate additional and alternative business opportunities that may require the sale of some or all of our remaining MBS, management does not have the firm intention to hold existing MBS investments until maturity or until such time as the market value of those securities has recovered. Accordingly, the Company has determined that unrealized losses in the MBS portfolio at March 31, 2006 should be considered “other than temporary” impairments under Statement of Accounting Standards 115 and should be charged against earnings. As a result, $228,000 was charged against earnings in the first quarter of 2006. The MBS portfolio will continue to be accounted for as available for sale. The fair value of the MBS portfolio will continue to be evaluated, and any additional reductions in market values that are determined to be “other than temporary” impairments will be included in results from continuing operations.

For the three months ended March 31, 2005, the Company recorded adjustments to unrealized holding losses of approximately $1.8 million, associated with its investments available for sale. This amount was reported as a component of other comprehensive loss in stockholders’ equity as the Company believed that these unrealized losses were temporary in nature.

As of March 31, 2006, the Company has recorded $625,000 in other assets which represents a principal payment due to the Company on the Federal Home Loan Mortgage Corporation (FHLMC) security the Company sold, in March 2006, which was not included in the net proceeds received at the time of the sale. The funds were received by the Company on April 17, 2006.

Mortgaged-backed securities are summarized as follows:

March 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
FNMA	$94,751	$—	$—	$94,751

Interest income from mortgage-backed securities is as follows:

	March 31,	March 31,
(in thousands)	2006	2005

Interest earned on MBS	$2,554	$639
Less: MBS premium amortization	—	(43)
Less: Custodian fees	(5)	(4)
Interest income from MBS portfolio	$2,549	$592

(4) REPURCHASE AGREEMENTS

On March 27, 2006, the Company repaid all $119 million of outstanding short-term borrowings under repurchase agreements.

During the first quarter of 2006 (prior to the repayment), the Company had outstanding short-term borrowings under repurchase agreements with a portion of its MBS portfolio serving as collateral.

The following table provides selected information on the Company’s repurchase agreements for the three months ended March 31, 2006:

(Dollars in thousands)	Average Outstanding Balance	Weighted average rate
Counterparty
Daiwa Securities of America	$34,555	4.49%
Countrywide Securities Corporation	31,135	4.49%
UBS Financial Services, Inc.	53,674	4.49%
Total	119,364

(5) SHARE BASED COMPENSATION

In September 1999, the Company adopted the 1999 Equity Incentive Plan (the “Plan”) to replace the Unit Option Plan. Under the Plan, the Company has the ability to grant options for employees, directors, and service providers equaling up to 20% of the outstanding shares of common stock of the Company. Options under the Plan generally expire after ten years and normally vest over a period of up to four years. Options are generally granted at an exercise price equal to the fair value on the grant date.

Effective December 15, 2000, the Company adopted the Acquisition Incentive Plan (the “2000 Plan”) to provide options or direct grants to all employees (except directors and officers of the Company and any eligible affiliates) and other service providers of the Company and its related companies, without shareholder approval. Under the 2000 Plan, the Company has the ability to grant 1.9 million options. Options are generally granted at an exercise price equal to the fair value of the common stock on the grant date.

Prior to January 1, 2006, the Company accounted for equity-based employee compensation arrangements in accordance with the provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations including FIN 44 “Accounting for Certain Transactions Involving Stock Compensation.” Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price referred to as the intrinsic-value-based method. Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As was allowed by SFAS No. 123, the Company had elected to continue to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of SFAS No. 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation Transition and Disclosure.”

As of January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires that new share-based payments, such as grants of stock options, restricted shares, and stock appreciation rights, be measured at fair value and reported as expense in a company’s financial statements over the requisite service period. For existing share-based payment awards granted prior to January 1, 2006, the Company has recognized, in current earnings, compensation expense over the remaining service period, if any, based on the grant date fair value of those awards as calculated for disclosure under SFAS No. 123. However, in accordance with SFAS No. 123R, the Company is no longer able to recognize forfeitures as they occur, but is required to estimate the amount of future forfeitures as of January 1, 2006.

The effect of adopting SFAS No. 123R during the period ended March 31, 2006 is as follows;

(in thousands, except per share data)
Total share-based compensation expense	$71
Effect on basic loss per share	$0.00
Effect on diluted loss per share	$0.00

Total share-based compensation expense was $71,000 and $76,000 for the three months ended March 31, 2006 and 2005, respectively. The Company had issued 43,225 restricted shares in 2002 to certain employees. All restricted shares granted were fully vested by the end of first quarter of 2005. The costs of these restricted shares were included in share-based compensation expense as of March 31, 2005. There were no other outstanding restricted share grants as of March 31, 2006. The Board of Directors authorized issuance of 250,000 restricted shares to three of its senior officers during the first quarter of 2006, but the final terms of these grants were not resolved and the grants were not made until the second quarter of 2006. For the three months ended March 31, 2006 and 2005 there were no costs of share-based payments capitalized or related amortization in current earnings for the periods presented.

Because the Company adopted SFAS No. 123R using the modified prospective basis, the comparative 2005 interim period has not been restated. The following table sets forth the effect on net loss and basic and diluted loss per share as if the Company had applied the fair value recognition provisions for the three-month period ended March 31, 2005.

Three Months Ended March 31,	2005
(in thousands, except per share data)
Net loss from continuing operations, as reported	$(658)
Add stock-based employee compensation expense included in reported net loss from continuing operations	76
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	(101)
Pro forma net loss from continuing operations	$(683)
Pro forma net loss per share from continuing operations	$(0.02)

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following is a discussion of the assumptions we would employ for the Black-Scholes calculation. However, as there were no stock options granted during the first quarter of 2006, we have not yet applied these assumptions to an option award. Through December 31, 2005, the Company estimated a five year expected term for all options. Due to the significant changes in the Company’s business over the past two years, the Company has elected to use the “simplified” method, as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No.107 (“SAB No. 107”), to estimate expected term for stock options granted after December 31, 2005. The simplified method allows companies to estimate on expected term by using the vesting term plus the original contractual term divided by two. If the Company implements a new or modified business strategy and as more information becomes available about exercise behavior in light of that new or modified strategy, the Company will discontinue the use of the simplified method for stock option grants no later than December 31, 2007 as required by SAB No. 107. The Company will use historical data to estimate volatility based on the expected term of the options and for stock option forfeitures. However, the Company sold its historical mobile and wireless data operations during 2004 and also began its MBS business during 2004. Given the change in our business model in recent years, our estimate of volatility will be based on data points beginning in late 2004. The Company will use the five-year US Treasury daily yield curve rates for the risk-free interest rate.

A summary of share option activity under the Plan as of March 31, 2006 and changes during the three months then ended is presented below:

	Number of Shares (in thousands)	Weighted - Average Exercise Price
Outstanding at January 1, 2006	1,949	$3.57
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2006	1,949	$3.57

The Company settles option exercises by issuing shares to option holders. There were no stock options granted during the three months ended March 31, 2006 and 2005. The total intrinsic value of stock options exercised during the three months ended March 31, 2005 was $65,660. There were no stock options exercised during the three months ended March 31, 2006. Cash received during the three months ended March 31, 2005 from share options exercised under the share-based payment plans was $34,000.

A summary of the status of the Company’s nonvested shares as of March 31, 2006, and changes during the three months then ended, is presented below:

	Number of Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	178	$1.93
Granted	—	—
Vested	(10)	2.58
Forfeited	—	—
Nonvested at March 31, 2006	168	$1.89

The total unrecognized compensation cost related to nonvested share-based compensation agreements granted under the Plans as of March 31, 2006, was $78,000. The cost is expected to be recognized over the weighted-average period of approximately four months.

The following table includes information on fully vested stock options and stock options expected to vest as of March 31, 2006:

	Stock Options Outstanding	Stock Options Currently Exercisable and Vested
Number (in thousands)	1,949	1,771
Weighted-average exercise price	$3.52	$3.57
Aggregate intrinsic value	$1,536	$1,478
Weighted-average remainingcontractual term	5.8 years	5.7 years

(6) INCOME TAXES

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

Under federal and state tax laws, the Company may use its accumulated losses to substantially reduce the income taxes it otherwise would have to pay on future taxable income. As a result, the Company could have little or no income tax liability for a period of time. As of March 31, 2006, the Company had accumulated federal net operating losses totaling approximately $777.3 million that it can “carry forward” as potential tax deductions until they expire between 2011 and 2025. In addition, the Company has accumulated capital losses of approximately $290.7 million that it can “carry forward” as potential tax deductions (but only against net capital gains) until they expire between 2006 and 2011. In the event of future changes in common stock ownership above a certain threshold, the future realization of net operating loss carryforwards, capital loss carryforwards and certain other tax credits would become subject to limitation under the Internal Revenue Code.

(7) PER SHARE DATA

Basic earnings per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the “treasury stock” method.

Information relating to the calculation of earnings per share is summarized as follows:

	Three Months Ended
	March 31,
(dollars are in thousands, except per share data)	2006	2005
Net loss	$(133)	$(658)
Weighted-average shares outstanding-basic and diluted	44,019	43,991
Earnings per share - basic and diluted	$(0.00)	$(0.02)

(8) RELATED PARTY TRANSACTIONS

The Company receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at that firm is a member of the Company’s Board of Directors. For the three months ended March 31, 2006 and 2005 expenses related to services provided by Kirkland & Ellis LLP were approximately $118,000 and $261,000 respectively. As of March 31, 2006 and December 31, 2005, the Company had outstanding payables due to Kirkland & Ellis LLP of approximately $92,000 and $45,000, respectively.

 (9) COMMITMENTS AND CONTINGENCIES

(a) LEGAL PROCEEDINGS

Aether is among the hundreds of defendants named in nine class action lawsuits seeking damages due to alleged violations of securities law. The case is being heard in the United States District Court for the Southern District of New York. The court has consolidated the actions by all of the named defendants that actually issued the securities in question. There are approximately 310 consolidated cases before Judge Scheindlin, including the Aether Systems action, under the caption In Re Initial Public Offerings Litigation, Master File 21 MC 92 (SAS).

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

Initial motions to dismiss the case were filed and the court held oral argument on the motions to dismiss on November 1, 2002. On February 19, 2003, the court issued an Opinion and Order on defendants’ motions to dismiss, which granted the motions in part and denied the motions in part. As to Aether Systems, the motion to dismiss the claims against it was denied in its entirety. Discovery has now commenced. The plaintiffs voluntarily dismissed without prejudice the officer and director defendants of Aether. On June 26, 2003, the Plaintiff’s Executive Committee in this case announced a proposed settlement with the issuers. The proposed settlement is a settlement among the plaintiffs, the issuer-defendants, including Aether, and the officer and director defendants of the issuers. The plaintiffs will continue litigating their claims against the underwriter-defendants. Under terms of the proposed settlement, Aether would not incur any material financial or other liability. On June 14, 2004, the plaintiffs and issuer defendants presented the executed settlement agreement to Judge Scheindlin during a court conference. Subsequently, plaintiffs and issuers made a motion for preliminary approval of the settlement agreement. On July 14, 2004, the underwriter defendants filed a memorandum of law in opposition to plaintiffs’ motion for preliminary approval of the settlement agreement. Reply briefs in support of the settlement were submitted to the court. In December 2004, the court ordered additional briefing on the motion. All of the additional briefs were submitted to the court. On February 15, 2005, Judge Scheindlin issued an Opinion and Order granting preliminary approval to the settlement agreement. The court held a fairness hearing on the proposed settlement on April 24, 2006, and did not rule on the motion for final approval. The settlement agreement is subject to the approval of the District Court. There can be no assurance such approval will be granted.

On March 13, 2006, a complaint captioned Geologic Solutions, Inc., v. Aether Holdings, Inc. was filed against the Company in the Supreme Court for the State of New York, New York County. The complaint generally alleges that plaintiff Geologic was damaged as a result of certain alleged breaches of contract and fraudulent inducement arising out of Aether’s alleged misrepresentations and failure to disclose certain information in the asset purchase agreement dated as of July 20, 2004 for the purchase and sale of our Transportation business. The allegations in Geologic’s complaint are substantially similar to claims Geologic made in a previous request to the Company for indemnification. The complaint seeks monetary damages “in an amount not less than $30 million” and other relief. The Company believes the allegations in the complaint are without merit and plans to vigorously defend against this action; however, we cannot predict the outcome of this litigation, and an adverse resolution of such claims could require us to make a significant cash payment to Geologic. In such event, we would record a charge against discontinued operations, further increasing the loss on the sale of the Transportation segment.

In addition to the matters discussed above, the Company becomes involved from time to time in other litigation in the ordinary course of its business. As of the date of this Report, there are no other proceedings that management considers material to the Company.

 (b) CONTRACTUAL COMMITMENTS

In June 2004, the Company contracted with FBR Investment Management Inc. (“FBR”) to obtain investment management services for its MBS portfolio for an initial term of one year. The agreement will continue in effect beyond its initial term until terminated by the Company or FBR. As of July 1, 2005, the initial one-year term of our agreement with FBR expired, and this agreement is now continuing without a fixed term, subject to the right of either party to terminate the agreement with ninety days prior notice. Under the terms of the agreement, the Company agreed to pay FBR a quarterly management fee equal to 0.0375% of the aggregate cost basis of the securities in the portfolio. In addition, if FBR’s management of the Company’s portfolio results in a return in excess of 10% per annum, the Company would pay FBR an incentive fee equal to 10% of the return in excess of 10% per annum. These fees are presented as investment advisor fees in our statements of operations.

 (c) GUARANTEES

On January 23, 2006, the Company entered into two agreements that amend the original collateral security and credit arrangements originally entered into with BIO-key and one of its subsidiaries in connection with BIO-key’s acquisition of Aether’s Mobile Government business in September 2004. At BIO-key’s request and consistent with the terms of the Letter Agreement, as of March 31, 2006, Aether had released to BIO-key $507,000 of the $1.0 million of cash collateral that it held. In consideration of the foregoing, the principal amount of the Promissory Note has been increased from $6.9 million up to $7.4 million. Aether also now has expanded rights relating to BIO-key’s $749,000 security deposit for the sublease by BIO-key of Massachusetts office space. This additional collateral is now available to Aether to the extent BIO-key fails to make future payments to Aether under either the sublease or other agreements between the parties. In addition, if BIO-key requests, and Aether in its sole discretion agrees to extend its $7.9 million letter of credit in favor of Hamilton County beyond December 31, 2006 (the current termination date), BIO-key will pay Aether an extension fee and will extend the duration of the Promissory Note to 30 days following the extended termination of the letter of credit. These new arrangements have been evaluated in accordance with FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), and we have recorded an additional liability of approximately $12,000, for the three months ended March 31, 2006. The slight increase in the liability was the result of the increased dollar exposure to the Company as the $1.0 million cash collateral is released, partially off set by the expanded rights to the $749,000 security deposit.

The Mobile Government transactions discussed above have been included in the accompanying balance sheet as follows:

(in thousands)	Hamilton County, Ohio Contract	Massachusetts Facility Lease	Total
Restricted cash:
Discount note collateralizing letters of credit	$7,884	$749	$8,633
Accrued expense:
Escrow deposit from BIO-Key	$493	—	$493
Other liabilities:
Deposits from BIO-Key available in the event of default	$—	$749	$749
Guarantee on BIO-key collateral security and credit arrangement	321	—	321
Total	$321	$749	$1,070

The Company also has a guarantee obligation with respect to one remaining lease used for discontinued operations that the Company has assigned to third parties. The Company is no longer the primary lessee. The maximum aggregate amount owed under the remaining lease is approximately $88,000 and the lease expires in September 2006. The fair value of the guarantee is not material as of March 31, 2006.

(10) RECENT ACCOUNTING PRONOUNCEMENTS

 In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement requires that in the event of a change in accounting principle as a result of the adoption of a newly issued accounting pronouncement, the transition requirements of the new pronouncement should be followed. Otherwise, this statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. In the case of impracticability in retrospective application, the statement gives guidance as to the appropriate treatment of the change or correction. The statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have an impact on our financial condition, results of operations or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect” and similar expressions as they relate to our company or our management are intended to identify a statement as a “forward-looking statement.”  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements reflect our reasonable beliefs and expectations as of the time we make them, and we have no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our business activities are subject to various important risks and uncertainties, including the following:

•                  Market conditions, including increases in prepayment rates and interest rates, or a slowdown in the real estate market, may adversely affect the value of our MBS portfolio.

•                  If our cash balances and cash flows become limited relative to our cash needs and our borrowing capacity, we could be forced to sell MBS under adverse market conditions.

•                  Loss of our exemption under the Investment Company Act of 1940 could adversely affect our business.

•                  We may not be able to realize value from our tax loss carryforwards.

•                  The Internal Revenue Service (“IRS”) could challenge the amount of our tax loss carryforwards.

•                  The IRS may seek to impose the accumulated earnings tax on some or all of the taxable income we retain.

•                  Limits on ownership of our common stock could have an adverse consequence to you and could limit your opportunity to receive a premium on our stock.

•                  We may be required to indemnify the purchasers of our EMS, Transportation and Mobile Government businesses for various claims.

•                  We may not succeed in identifying and implementing new or additional business strategies.

These and other risks and uncertainties are discussed in detail in our 2005 Annual Report on Form 10-K and should be reviewed carefully.

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

•                  Valuation of MBS and other than temporary impairment - The Company classifies all of its MBS as available for sale. All assets classified as available for sale are reported at fair value, based on market pricing estimates provided by independent pricing services and dealers who make markets in these financial instruments, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Unrealized losses on mortgage-backed securities that are considered “other than temporary,” as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the securities is adjusted.

•                  Valuation of deferred tax assets — We have deferred tax assets as a result of years of accumulated tax loss carryforwards. Management believes we will achieve profitable operations in future years that may enable us to recover the benefit of our deferred tax assets. However, we presently do not have sufficient objective evidence to support management’s belief and, accordingly, we maintain a full valuation allowance for our net deferred tax assets as required by U.S. generally accepted accounting principles.

•                  Valuation of the fair value of guarantees - We have certain guarantees related to assigned leases. We also agreed to maintain a letter of credit as collateral assurance of performance for a significant customer contract that was assigned to the buyer of our Mobile Government business in connection with the sale of that business. These arrangements have been evaluated in accordance with FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), and we have recorded a total liability of approximately $321,000 in respect to these arrangements. This liability is included in “Other liabilities” on our balance sheet. The estimated fair value of the liability was calculated based on an analysis of multiple scenarios and the estimated probability of those scenarios based on discussions with personnel closely involved with the project. Had we used different estimates, the liability that we recorded could have differed materially.

OVERVIEW

Our overall business objective is to become profitable and produce taxable earnings that will enable us to realize value, in the form of tax savings, from our significant accumulated tax loss carryforwards. In pursuit of this objective, we own and manage a portfolio of mortgage-backed securities (“MBS”). We own hybrid adjustable-rate mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA”). Hybrid adjustable-rate MBS are characterized by periodic caps on the interest rates on the underlying mortgages (generally, each rate adjustment is limited to 2% after the initial 36 month rate adjustment period and each 12 month rate adjustment period thereafter) as well as lifetime caps.

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

The leverage we have employed has consisted of borrowings under repurchase agreements, which are short-term borrowings that we renew on a monthly basis. We renew our short-term borrowings at the interest rates offered on the renewal date. As a result, during a period of rising short-term interest rates, as was the case during 2005, the cost of our borrowings increases more rapidly than the yield on our MBS, which adjust much less frequently. This reduces the spread that we realize between the cost of our borrowings and the yield on our MBS, which results in a reduction in overall net interest income.

In light of ongoing market conditions that have continued to negatively affect the value of our MBS, as well as reduce the amount of net interest income we earn from our leveraged MBS portfolio, we have been evaluating additional and alternative business strategies that have the potential to help us achieve our business objectives more quickly. On February 17, 2006 we retained Jefferies & Company, Inc. (“Jefferies”) to assist us in this process and to help us identify additional potential strategic opportunities. In the future, if we decide to pursue one or more new business opportunities, we may need to sell some or all of our remaining MBS investments. Such sales of MBS may need to be made under adverse market conditions, or for prices and on terms that are less favorable than those we might otherwise be able to secure. In such situations, we may realize a loss on our investments.

During the first quarter of 2006, due to continuing increases in short-term interest rates, the Company experienced a decline in the fair market value of its MBS along with increases in the negative interest rate spread associated with the leveraged portion of its MBS portfolio. As a result, we decided to de-lever our MBS portfolio. On March 8, 2006, based on the advice of our outside professional financial and investment advisors, we entered into a commitment to sell approximately $140 million of our MBS. The sale transaction settled on March 27, 2006. We used approximately $119 million of the sale proceeds to repay all of our outstanding short-term borrowings under repurchase agreements. The impairment charge of $4.0 million that was included in loss from continuing operations in the fourth quarter of 2005 included $2.5 million of losses associated with the specific MBS that we sold on March 27, 2006. We also recorded an additional loss on the sale of MBS of approximately $490,000 in the first quarter of 2006.

We have decided not to purchase any additional MBS in the near term, pending the results of our strategic activities and a further assessment of the outlook for our MBS business in light of market conditions later in 2006. Although we expect to maintain our unleveraged MBS portfolio during this period, we may sell additional MBS based upon our continued evaluation of market conditions and the advice of our outside professional investment advisors.

During the three months ended March 31, 2005 we substantially completed transitional activities that related to ongoing obligations we had to the buyers of our prior Transportation and Mobile Government businesses. We have streamlined our corporate infrastructure to the level required to support our ongoing MBS business and do not anticipate any significant further declines in operating expenses. Costs incurred in connection with our examination of additional or alternative strategic business opportunities may result in an increase in our expenses during 2006 from current levels.

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

Recent Development

On April 5, 2006, TCS Capital GP, LLC and Eric Semler filed a Schedule 13G stating that as of April 3, 2006 they had acquired 6.5% of the outstanding shares of our common stock. We promptly advised TCS and Mr. Semler of the transfer restrictions described above and requested that they not purchase any additional shares or sell any of the shares they had acquired, pending our review of the facts. Our Board of Directors subsequently determined that this acquisition violated the transfer restrictions described above, which are contained in our Certificate of Incorporation. We have directed TCS and Mr. Semler to transfer shares in excess of the 5% limit to our agent for disposition in accordance with the terms of our Certificate of Incorporation, and our agent received the excess shares in May 2006.

COMPARISON OF RESULTS FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005

RESULTS OF CONTINUING OPERATIONS

Net Loss from Continuing Operations

Net loss from continuing operations declined by $537,000 for the three months ended March 31, 2006 compared to the same period in 2005. The decline in the amount of the loss is attributable to an increase in earnings from our MBS portfolio as we expanded the size of that portfolio subsequent to the first quarter of 2005 and a reduction in expenses as we streamlined our corporate infrastructure to reflect the needs of our MBS business. The decline in the net loss from operations was partially offset by increases in our costs of short-term borrowings used to finance that expansion.

 The outstanding balance of our MBS portfolio declined significantly by the end of March 2006 as a result of the sale of approximately $140 million of MBS, along with principal repayments that we continued to receive during the period. Consequently, absent a significant improvement in market conditions which would cause management, in consultation with its outside financial advisors, to decide to purchase additional MBS, we anticipate that our net interest income from our MBS portfolio will decline in the future, as we continue to receive principal repayments and thereby adversely impacting our results from continuing operations. Although we do not anticipate significant losses from continuing operations in 2006, costs incurred in connection with our examination of additional strategic business opportunities are likely to increase our expenses in 2006.

Interest Income from Mortgage-backed Securities

Interest income from mortgage-backed securities for the three months ended March 31, 2006 increased by $2.0 million, compared to the same period in 2005. The increase in the interest income was due to the increase in the average outstanding principal balance of the MBS portfolio and the increase in the weighted average yield earned on the MBS securities in the first quarter of 2006, compared to the same period in 2005.

Interest earned on MBS varies as a result of changes in interest rates, prepayment speeds as well as the size of our MBS portfolio. Changes in both interest rates and prepayment speeds are uncertain and represent principal risks of our MBS strategy. Prepayment speeds, as reflected by the constant prepayment rate (“CPR”) and interest rates vary according to the type of MBS, conditions in financial markets, competition and other factors, none of which can be predicted. CPR’s in future periods will depend, in part, on changes in and the level of market interest rates across the yield curve. In general, CPR’s tend to fall during periods of rising interest rates. Although rates have increased since the second half of 2005, the CPR’s for our MBS have not declined as would be expected. This may be the result of borrowers refinancing to convert adjustable-rate loans to fixed rates loans.

The weighted average yield on the MBS portfolio increased during the three months ended March 31, 2006, compared to the same period in 2005 as a result of elimination of the premium amortization. During the fourth quarter of 2005, the Company wrote-off the balance of the unamortized premiums on the MBS portfolio totaling $1.9 million which were included in the other than temporary impairment charge of approximately $4.0 million. As a result of this write-off, any effect the premium amortization would have on the net yield on MBS was eliminated.

The following table presents key metrics of our MBS, for the quarterly periods presented:

Quarter Ended	Weighted Average Coupon	Weighted Average CPR	Weighted Average Yield
March 31, 2005	4.01%	16.5%	3.64%
June 30, 2005	4.44%	17.0%	4.12%
September 30, 2005	4.35%	32.1%	4.01%
December 31, 2005	4.28%	30.0%	3.99%
March 31, 2006	4.33%	25.7%	4.25%

Interest Income from Cash and Cash Equivalents

Interest income from cash and cash equivalents represents cash allocated to our MBS business that was temporarily invested in short-term U.S. Government Agency-sponsored cash equivalents, rather than in MBS. The decrease in interest income from these temporary investments was the result of a decline in the average balance of such investments since the first quarter of 2005, as we increased our investment in MBS.

Interest Expense on Repurchase Agreements

Interest expense on repurchase agreements varies based upon the interest rates we are charged as well as the average amount of borrowings that we have outstanding. The amount of outstanding borrowings varies based upon purchases and sales of MBS and MBS prepayments received. Our borrowings under repurchase agreements have been short-term obligations, which have generally matured on a monthly basis. As a result, as short-term interest rates increased during the past year, the interest rates charged under our repurchase agreements increased.

On March 27, 2006, we repaid all of our outstanding short-term borrowings under repurchase agreements.

The following table presents key metrics related to our short-term borrowings under repurchase agreements, for the periods presented:

Quarter Ended	Average Outstanding Balance of Borrowings	Weighted Average Interest Rate at Quarter End	Weighted Average Days to Maturity at Quarter End	Weighted Average Cost of Funds for the Quarter Ended
	(in thousands)
March 31, 2005	$19,443	2.83%	25	2.83%
June 30, 2005	$281,128	3.31%	26	3.03%
September 30, 2005	$219,711	3.84%	18	3.51%
December 31, 2005	$144,117	4.23%	25	4.06%
March 31, 2006	$119,364	N/A	N/A	4.49%

Net Interest Spread

Our interest rate spread, which represents the difference between the weighted average yield on our MBS and the weighted average cost of funds on our repurchase agreements, was a negative (0.24%) for the three months ended March 31, 2006, compared to positive 0.81% for the same period in 2005. The decline in the net interest spread was the result of a 1.66% increase in our cost of funds for the first quarter of 2006, compared to the period in 2005 attributable primarily to ongoing increases in short-term interest rates throughout 2005 and continuing through the first quarter of 2006. The increase in our cost of funds was partially offset by an increase in the average yield on our MBS portfolio of 0.61% for the same comparative periods.

Loss on Sale of Mortgaged-backed Securities and Other Than Temporary Impairment on Mortgage-backed Securities

During the fourth quarter of 2005, we recognized a charge of approximately $4 million for other than temporary impairment of our MBS portfolio. On March 27, 2006, we sold MBS with a remaining carrying value of $140 million and recognized an additional loss on the sale of $490,000. Approximately $2.5 million of the $4 million of the other than temporary impairment recognized in the fourth quarter of 2005 was related to the MBS sold on March 27, 2006.

We are continuing to evaluate additional and alternative business opportunities that may require the sale of some or all of our remaining MBS portfolio. For this reason, we do not expect to hold our remaining MBS until such time as the market value of these securities has recovered. For the quarter ended March 31, 2006, the Company recognized the unrealized loss on our remaining portfolio of MBS of $228,000 as other than temporary impairment.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of compensation and personnel related costs, rent, facility related support costs, along with costs of outside professionals, including legal counsel, accountants and investment bankers.

SG&A expenses were $778,000 for the three months ended March 31, 2006, compared to $959,000 for the three months ended December 31, 2005. The decline was primarily the result of a reversal of an $180,000 accrual in the first quarter of 2006. During 2003, the Company accrued for a potential liability resulting from a payment made to Aether by a former customer within ninety days of commencement of the customer’s bankruptcy case. The payment may have been considered a preferential transfer under the bankruptcy code and may have been required to be repaid. However, the liquidating trustee did not commence an adversary proceeding against Aether within the time allowed by law and is now barred from doing so. Excluding this reversal, SG&A expenses were almost unchanged from the fourth quarter of 2005.

SG&A expenses decreased $963,000, or approximately 55.3%, in the three months ended March 31, 2006 compared to the same period in 2005, which was primarily a result of our final transition from our mobile and wireless data businesses (sold in January and

September of 2004) to our MBS business, along with a reduction in professional fees associated with our holding company reorganization. Our shareholders approved our holding company reorganization on July 12, 2005. Of the decrease, approximately $135,000 was related to personnel reductions. Other major components of the decrease include reductions of $503,000 in professional fees, $79,000 in taxes, $73,000 in outside contractor services, and $53,000 in facility costs.

We anticipate that costs associated with our examination of additional or alternative strategic business opportunities could result in an increase in our SG&A expenses during 2006.

Investment Advisor Fees

Investment advisor fees represent fees paid to FBR our outside investment manager, to manage and provide advice relative to our MBS portfolio. The increase in fees from $41,000 to $46,000 reflects the increase in the size of our MBS portfolio, as FBR’s fee is based on the amount of MBS we own. FBR is also entitled to an incentive fee based upon overall returns from the MBS portfolio, but did not qualify for such incentive fee during the three months ended March 31, 2006 and 2005. Based upon the current size of our MBS portfolio, we do not expect FBR to qualify for the incentive fee during 2006 unless market conditions change significantly or we decide to purchase significant additional MBS and leverage our portfolio.

Depreciation

Depreciation expense arises from fixed assets purchased for our operations. Depreciation expense was $23,000 in the first quarter of 2006, compared to $49,000 in the same period in 2005. The decline in depreciation expense was related to the disposition of the remaining fixed assets, in 2005, that were no longer needed to support our prior mobile and wireless data businesses and streamlining our infrastructure.

Share-Based Compensation Expense

Share-based compensation expense was $71,000 for the three months ended March 31, 2006. We adopted SFAS No. 123R, in the first quarter of 2006 as a result, we recognized compensation expense over the service period for the fair value of all grants issued after January 1, 2006, as well as expense attributable to the remaining service period for all prior grants that were not fully vested as of that date.

Share-based compensation expense for the three months ended March 31, 2005 relates to the vesting of restricted shares granted to our employees, officers and directors.

Other Income

Other income for the three months ended March 31, 2006 primarily relates to royalty payments from a prior investment, which the company divested in 2005. The Company records these payments when received as the extent of future payments, if any, cannot be readily determined.

Other income in the three months ended March 31, 2005 primarily relates to the sale of fully depreciated fixed assets (such as computer equipment and furniture) that were taken out of service during our restructuring efforts associated with the transition to our MBS business.

Restructuring Charge

The Company had net restructuring income of approximately $7,000 during the three months ended March 31, 2005, which primarily related to the adjustment of an estimate for a restructuring charge recognized in 2004.

Other Interest Income

Other interest income consists primarily of interest income on the $7.4 million subordinated secured promissory note issued by BIO-Key in connection with the sale of our Mobile Government business, interest income on investments securing our letters of credit, and interest income on cash equivalents and investments with maturities of less than 12 months. The decrease in other interest income for the three months ended March 31, 2006 compared to the three month period ended March 31, 2005 resulted primarily from a decline in the average cash and investment balances not deployed in our MBS business, partially offset by increased earnings due to rising interest rates and the increase in the outstanding balance of the subordinated secured promissory note.

Investment Gain (Loss), Net

The approximately $10,000 loss incurred during the first quarter of 2005 was related to the sale of shares of Viryanet, a company in which we made an investment during 2000.

Loss on Sale of Discontinued Operations

In the first quarter of 2006, the Company entered into two agreements that amend the original collateral security and credit arrangements originally entered into with BIO-key and one of its subsidiaries in connection with BIO-key’s acquisition of Aether’s Mobile Government business in September 2004. These new arrangements have been evaluated in accordance with FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), and we have recorded an additional liability of approximately $12,000, for the three months ended March 31, 2006, in respect to these arrangements. The slight increase in the liability was the result of the increased dollar exposure to the Company as the $1.0 million cash collateral is released, partially off set by the expanded rights to the $749,000 security deposit.

Other Comprehensive Income (Loss)

As a result of continuing increases in short-term interest rates which continue to negatively impact the fair market value of our existing MBS portfolio along with the decision to evaluate additional and alternative business opportunities that may require the sale of some or all of our remaining MBS, management does not have the firm intention to hold existing MBS investments until maturity or until such time as the market value of those securities has recovered. Accordingly, we determined that unrealized losses in the MBS portfolio at March 31, 2006, which totaled $228,000, should be considered “other than temporary” impairments under Statement of Accounting Standards 115 and were charged against current earnings.

During the three months ended March 31, 2005, our MBS portfolio experienced unrealized holding losses of approximately $1.8 million, reflecting what we then considered at the time to be temporary decreases in market value. We did not consider these unrealized losses other-than-temporary at the time because at that time we had both the ability and the intent to hold the investments for a period of time sufficient for a market price recovery to recover the losses. Accordingly, we presented these unrealized losses as a separate component of stockholders’ equity on our balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity defines the ability of the Company to meet its financial obligations that arise during the normal course of business. Liquidity is provided from cash generated by operations, principal and interest payments received on MBS and additional financing, as necessary. Other sources of liquidity include cash and cash equivalents, short-term investments, and borrowings available under repurchase agreements. The Company believes it currently has sufficient liquidity to meet current operations and planned business growth. However, if we decide to pursue one or more new business opportunities we may need to sell some or all of our MBS investments to fund the acquisition or development of such new business opportunities. See Item 1A “Risk Factors — Risks of our Current Business” of Part 1 of our Annual Report on Form 10-K dated, March 15, 2006, for a discussion of the risks associated with selling our MBS under adverse market conditions. In such situations, we may realize additional losses on our investments.

The following table reflects net cash provided by (used in) operations, investing, and financing:

	Three Months Ended March 31,
(IN THOUSANDS)	2006	2005
Net cash provided by operating activities	650	1,338
Net cash provided by (used in) investing activities	157,806	(56,844)
Net cash (used in) provided by financing activities	(133,924)	19,452
Net increase (decrease) in cash and cash equivalents	$24,532	$(36,054)

Net cash provided by operating activities was approximately $650,000 for the three months ended March 31, 2006, compared to approximately $1.3 million for the same period in 2005. During the first quarter of 2005, we were able to substantially reduce our operating expenses and as a result, our MBS business enabled us to provide net cash from operating activities. However, during the first quarter of 2006, our cash provided from operations declined as our expenses stabilized and we reduced our MBS portfolio as discussed above under the heading “Overview”.

Net cash provided by investing activities was approximately $157.8 million for the three months ended March 31, 2006, which related to approximately $139.0 million in proceeds from the sale of MBS and $18.8 million of principal repayments on our MBS. Net cash used in investing activities was approximately $56.8 million for the three months ended March 31, 2005, consisting primarily of $60.5 million used to purchase MBS, partially offset by $3.7 million of principal payments on our MBS that we received during the quarter.

Net cash used in financing activities was approximately $133.9 for the three months ended March 31, 2006. We used approximately $14.9 million in cash to repay short-term borrowings under repurchase agreements that matured during the first two months of 2006. In addition, we used approximately $119 million from the MBS sale proceeds to repay all of our remaining outstanding short-term borrowings under repurchase agreements. Net cash provided by financing activities was approximately $19.5 million for the three months ended March 31, 2005 and primarily related to the funding we received in the form of short-term borrowings under repurchase agreements which we used to finance purchases of MBS.

During the first quarter of 2006, the Company’s principal sources of liquidity consisted of proceeds received from the sale of a portion of our MBS portfolio, principal and interest payments received on its portfolio of MBS, and other cash flows generated by operations. The Company’s most significant uses of cash have included the repayment of all our borrowings under repurchase agreements. During the first quarter of 2005, the Company’s principal sources of liquidity consisted of borrowings under repurchase agreements, principal and interest payments received on its portfolio of MBS, and other cash flows generated by operations. The Company’s most significant uses of cash have included purchases of MBS and payments to fund operations.

We believe that our cash and cash equivalents and short-term investments, combined with the cash flows from operations and the utilization of available borrowings, will be sufficient to enable us to meet anticipated liquidity requirements. At March 31, 2006, we had master repurchase arrangements in place with four counterparties, covering up to an aggregate of at least $850 million of borrowings. As of March 31, 2006 we had no outstanding borrowings under repurchase agreements.

Our financial condition may also be affected by claims relating to the mobile and wireless data businesses that we sold during 2004. Under the definitive purchase agreements that we signed to effect those sales, we have agreed to indemnify the buyers of those businesses for certain breaches of representations and warranties and other covenants that we provided to them with respect to the sales of the businesses. In addition, we remain liable for the operation of each of the business segments prior to their dispositions. We also have retained liability for certain continuing obligations associated with the Mobile Government segment. In March 2006, Geologic (the buyer of our Transportation segment), filed a lawsuit against us claiming damages of more than $30 million in connection with their purchase of that business. See Part II, Item 1 “Legal Proceedings” below. We have not received any indemnity claims from the buyers of our other two mobile and wireless data businesses, and most of the indemnification provisions relating to the sale of our EMS segment expired in 2005. Most of the indemnification provisions relating to the other two businesses expired at the end of the first quarter of 2006.

CONTRACTUAL OBLIGATIONS

The following table reflects our contractual commitments, including our future minimum lease payments as of March 31, 2006:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Facility Leases	$3,315	$1,353	$1,962	$—	$—
Less: Subleases	(3,028)	(1,228)	(1,800)	—	—
Facility Leases, Net	287	125	162
Other Purchase Obligations	159	159	—	—	—

Total	$446	$284	$162	$—	$—

The chart above does not include a guarantee obligation that the Company continues to have with respect to one remaining lease used for discontinued operations that the Company has assigned to a third party. The Company is no longer the primary lessee. The maximum aggregate amount owed under the remaining lease is approximately $88,000 and the lease expires in September 2006. The fair value of the guarantee is not material as of March 31, 2006.

As of March 31, 2006, we held a $7.9 million FNMA discount note to collateralize an irrevocable standby letter of credit that was put in place when our former Mobile Government business entered into a sales agreement with Hamilton County, Ohio to provide an automated field reporting solution and real time wireless data infrastructure under a sales agreement. The letter of credit provides collateral assurance of performance under the sales agreement. The terms of the sales agreement and the standby letter of credit state that Hamilton County can only draw on the letter of credit after (1) completing the internal dispute resolution process set forth in the sales agreement and (2) providing notice to Mobile Government of its intent to declare a default under the sales agreement and proceed against the letter of credit. A draw of the funds under the standby letter of credit is subject to the limitations of liability contained in the sales agreement. The FNMA discount note is a cash equivalent and is included in restricted cash. The letter of credit is required to remain in place through December 31, 2006.

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

Since July 2004, the Federal Reserve has continued to increase the Federal Funds Rate, which has caused corresponding increases in short-term interest rates and directly impacted our borrowing costs associated with leveraging our MBS portfolio. In addition, during that same period, the interest rate yield curve has flattened and at times has inverted, as short-term interest rates have increased more then increases in longer term interest rates. As a result, these current market conditions have adversely impacted the valuation of our MBS portfolio, which has negatively affected our results of operations.

Interest Rate Risk

All of our existing MBS are hybrid, adjustable-rate MBS and are subject to periodic and lifetime interest rate caps that limit the interest rate payable on our MBS. Hybrid adjustable-rate MBS typically include periodic caps on the interest rates on the underlying mortgages (generally, each rate adjustment is limited to 2% after the initial 36 month rate adjustment period and each 12 month rate adjustment period thereafter), as well as lifetime caps. Our borrowings were not subject to similar restrictions and therefore, in a period of rising short-term interest rates, such as currently exist, the interest rates on our borrowings increased without limitation, while the interest rates on our MBS did not experience corresponding increases. As discussed above, we repaid all of our outstanding borrowings associated with our MBS portfolio on March 27, 2006. Although the repayment of debt eliminated the risks associated with changes in our interest expense, interest income on MBS still will vary as a result of changes in interest rates and the size of our MBS portfolio. Changes in both interest rates and prepayment speeds are uncertain and represent principal risks of our MBS strategy. The remaining MBS in our portfolio will continue to be subject to additional fluctuations in market value. As a result, any future declines that are determined to be “other than temporary” will be charged against future operating results.

Market Value Risk

Our MBS investments are classified as available-for-sale assets. As such, they are reflected at fair value (i.e. market value), with any adjustment between cost and fair value, not considered to be “other than temporary,” reflected as part of accumulated other comprehensive income that is included in the balance sheet.

The chart below illustrates the effect on portfolio value should interest rates rapidly increase or decrease by 50, 100, and 200 basis points. We have estimated that the impact of these rate shocks will be parallel to each other, based on the current yield curve. Changes in interest rates that cause a decline in the projected market value in the MBS portfolio, as noted below, will also have a corresponding impact on our future earnings should the declines be considered “other than temporary” impairments under Statement of Accounting Standards 115. MBS market values continued to decline in the first quarter of 2006. Our portfolio of MBS as of March 31, 2006 was valued at $94.8 million. Assumptions made in calculating the impact on our MBS portfolio value from interest rate shocks include interest rates, prepayments and yield spread of MBS relative to prevailing interest rates.

Change in Interest Rate	Projected% Change in MBS Portfolio Value
- 200 basis points	1.73%
- 100 basis points	1.06%
- 50 basis points	0.57%
Base interest rate	0.00%
+ 50 basis points	(0.61)%
+100 basis points	(1.26)%
+ 200 basis points	(2.69)%

Liquidity Risk

Our primary liquidity risk would arise from financing long-maturity MBS with short-term borrowings should we again decide to leverage our MBS portfolio. Continued increases in short-term interest rates have negatively impacted the valuation of our MBS, which could limit our borrowing ability. This would increase our liquidity needs and could also reduce our ability to borrow or require us to sell a portion of our MBS investments at a time when their market value is below our cost. In addition, continued increases in short-term interest rates will increase our interest costs and reduce future earnings.

Prepayment Risk

We are also subject to prepayment risk. Prepayments are the full or partial repayment of unscheduled principal amounts and typically occur due to refinancing of that mortgage loan. Prepayment rates on MBS vary from time to time and may cause changes in the amount of our net interest income. Prepayments of adjustable-rate and hybrid MBS generally increase when mortgage interest rates fall and generally decrease when mortgage interest rates exceed the then-current interest rate on such mortgages. Prepayments on adjustable-rate mortgages may also increase in a rising rate environment as borrowers tend to move to fixed rate products. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions, seasonal changes and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying MBS. The price we pay for MBS is partially determined by our expectations of the amounts and rates of prepayments. If we expect fewer prepayments, we may pay a premium for the MBS we acquire. If our assumptions are wrong and the actual amount of prepayments is greater than expected, we could experience reduced earnings or losses. During the fourth quarter of 2005, the Company wrote-off the balance of the unamortized premiums on the MBS portfolio totaling $1.9 million (which were included in the other than temporary impairment charge of approximately $4.0 million). As a result of this write-off, any effect the premium amortization would have on the net yield on MBS has been eliminated.

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

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s chief financial officer and chief executive officer, of the effectiveness of the Company’s disclosure controls and procedures, as of March 31, 2006. Based on their evaluation as of March 31, 2006, the chief executive officer and chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting and Disclosure Controls and Procedures

During the three months ended March 31, 2006, no change occurred in the Company’s internal control over financial reporting that materially affected, or is likely to materially affect, the company’s internal control over financial reporting.

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

Initial motions to dismiss the case were filed and the court held oral argument on the motions to dismiss on November 1, 2002. On February 19, 2003, the court issued an Opinion and Order on defendants’ motions to dismiss, which granted the motions in part and denied the motions in part. As to Aether, the motion to dismiss the claims against it was denied in its entirety. Discovery has now commenced. The plaintiffs voluntarily dismissed without prejudice the officer and director defendants of Aether. On June 26, 2003, the Plaintiff’s Executive Committee in this case announced a proposed settlement with the issuers. The proposed settlement is a settlement among the plaintiffs, the issuer-defendants, including Aether, and the officer and director defendants of the issuers. The plaintiffs will continue litigating their claims against the underwriter-defendants. Under terms of the proposed settlement, Aether would not incur any material financial or other liability. On June 14, 2004, the plaintiffs and issuer defendants presented the executed settlement agreement to Judge Scheindlin during a court conference. Subsequently, plaintiffs and issuers made a motion for preliminary approval of the settlement agreement. On July 14, 2004, the underwriter defendants filed a memorandum of law in opposition to plaintiffs’ motion for preliminary approval of the settlement agreement. Reply briefs in support of the settlement were submitted to the court. In December 2004, the court ordered additional briefing on the motion. All of the additional briefs were submitted to the court. On February 15, 2005, Judge Scheindlin issued an Opinion and Order granting preliminary approval to the settlement agreement. The process of communicating formal notice of the proposed settlement to the plaintiff classes has been initiated. The court held a fairness hearing on the proposed settlement on April 24, 2006, and did not rule on the motion for final approval. There can be no assurance such approval will be granted.

On March 13, 2006, a complaint captioned Geologic Solutions, Inc., v. Aether Holdings, Inc.; (Index No. 600856/06) was filed against the Company in the Supreme Court for the State of New York, New York County. The complaint generally alleges that plaintiff Geologic was damaged as a result of certain alleged breaches of contract and fraudulent inducement arising out of Aether’s alleged misrepresentations and failure to disclose certain information in the asset purchase agreement dated as of July 20, 2004 for the purchase and sale of our Transportation business. The allegations in Geologic’s complaint are substantially similar to claims Geologic made in a previous request to the Company for indemnification. The complaint seeks monetary damages “in an amount not less than $30 million” and other relief. The Company believes the allegations in the complaint are without merit and plans to vigorously defend against this action; however, we cannot predict the outcome of this litigation, and an adverse resolution of such claims could require us to make a significant cash payment to Geologic. In such event, we would record a charge against discontinued operations, further increasing the loss on the sale of the Transportation segment.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K dated March 15, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 5, 2006, the Company entered into amendments to the employment agreements with Messrs. Oros and Reymann. On the same date, the Company granted shares of restricted stock to them.

Mr. Oros’ employment agreement was amended to provide for his continued part-time employment by the Company if he ceases to serve as the Company’s Chief Executive Officer following the occurrence of a “Trigger Event” (as such term is defined in the restricted stock grant agreement described below). In such event, the Company may request that he continue as an employee in a capacity determined by the Board for up to a three-year period. In such event, he would not be required to devote more than 250 hours per year to the Company’s business and would continue to receive an annual salary of $200,000 during this period. The amendment also provides for a revised termination and severance arrangement. If, at any time, Mr. Oros’ employment is terminated by the Company without “Cause” (as defined in his existing employment agreement) or because of his death or “Disability” (as defined in his existing employment agreement), he would be entitled to receive a lump-sum severance payment equal to $600,000, less any salary paid to him after the occurrence of a Trigger Event. In such event, Mr. Oros also would be entitled to continue receiving group health and medical benefits for up to three years following termination of his employment. Severance payments are to be paid on a schedule that complies with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. In the amendment, Mr. Oros also has agreed to a non-competition covenant.

Mr. Reymann’s employment agreement was amended to provide that all of his outstanding unvested options and restricted stock would vest automatically upon the occurrence of a Trigger Event (as such term is defined in the restricted stock grant agreement described below). In addition, Mr. Reymann’s severance arrangement was revised so that if his employment is terminated by the Company without “Cause” (as defined in his existing employment agreement), upon his death or Disability (as defined in his existing employment agreement) or if he terminates his employment for “Good Reason” (as defined in the amendment), he would be entitled to receive a lump-sum severance payment equal to the greater of (a) two times his then-current annual salary or (b) $360,000. In such event, Mr. Reymann also would be entitled to continue receiving group health and medical benefits for two years following termination of his employment. Severance payments are to be paid on a schedule that complies with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. In the amendment, Mr. Reymann also agreed to extend the duration of the non-competition and non-solicitation covenants in his existing employment agreement from one to two years following termination of his employment with the Company.

On May 5, 2006, the Company also granted 150,000 shares of restricted stock to Mr. Oros and 50,000 shares of restricted stock to Mr. Reymann. Each grant is governed by the terms of restricted stock grant agreements. These grants were made pursuant to the Company’s 1999 Acquisition Incentive Plan (the “Plan). Although the grants were approved by the Board and the Compensation Committee of the Board in March 2006, as previously reported by the Company in its Annual Report on Form 10-K filed with the SEC on March 15, 2006, the terms of the grants were not finalized and the grants were not made until May 5, 2006. Mr. Oros’ shares will vest in three equal annual installments of 50,000 shares on each of the first three anniversaries of the date on which a Trigger Event occurs, subject to Mr. Oros’ continued employment with the Company on each vesting date. Mr. Reymann’s shares will vest in full upon the date of occurrence of a Trigger Event. In addition, for both of Messrs. Oros and Reymann, all otherwise unvested restricted shares will vest on an accelerated basis upon the occurrence of a “Change of Control” (as defined in the Plan), or upon termination of employment by the Company without “Cause,” death or “Disability,” or upon resignation for “Good Reason” (with all such terms as defined in their respective restricted stock grant agreements). Any shares that are unvested on May 4, 2013 will be forfeited, and unvested shares also will be forfeited upon a termination by the Company of employment for “Cause” or resignation without “Good Reason.”  The term “Trigger Event” is defined as consummation by the Company of an acquisition of a business (or a series of related acquisitions) that the Company’s Board of Directors determines (a) has an appropriate level of historical profitability, or strong prospects for appropriate profitability in the near term, evaluated in light of the Company’s business objectives and (b) provides the Company with a viable platform for the development of a profitable new line of business or a new business segment.

The foregoing summaries are qualified in their entirety by the terms of the definitive employment agreement amendments and the restricted stock grant agreements that are filed as Exhibits 10.3 - 10.6 to this Report.

ITEM 6. EXHIBITS

Exhibits

*10.1	Letter Agreement dated January 23, 2006 by and among Aether Systems, Inc. and BIO-key International, Inc. (Designated as Exhibit 10.13 to the Form 10-K dated March 15, 2006.)

*10.2

Amendment No. 1 to the Secured Subordinated Promissory Note in the principal amount of $7,884,588 dated January 23, 2006 payable to Aether Systems, Inc by BIO-key International, Inc. (Designated as Exhibit 10.14 to the Form 10-K dated March 15, 2006.)

10.3	Amendment No. 1 to Employment Agreement, dated May 5, 2006, by and between David Oros and the Company.

10.4	Amendment No. 1 to Employment Agreement, dated May 5, 2006, by and between David Reymann and the Company.

10.5	Restricted Stock Grant Agreement between David Oros and the Company, dated May 5, 2006.

10.6	Restricted Stock Grant Agreement between David Reymann and the Company, dated May 5, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes— Oxley Act of 2002 for David S. Oros and David C. Reymann

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

Dated:	May 10, 2006
Aether Holdings, Inc.

/s/ David C. Reymann
David C. Reymann
Chief Financial Officer
By:	(Principal Financial and Accounting Officer)