Form 10-Q
period 2006-06-30
AETHER HOLDINGS INC
filed 2006-08-04
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27707

AETHER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2783217
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1330 Avenue of the Americas, 40th Floor, New York, NY	10019-5400
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (212) 277-1100

621 E. Pratt St., Suite 601, Baltimore, MD 21202

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

As of July 31, 2006, 46,534,296 shares of the Registrant’s common stock, $.01 par value per share, were outstanding.

AETHER HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
THE QUARTER ENDED JUNE 30, 2006

PART I—FINANCIAL INFORMATION

ITEM I:                      FINANCIAL STATEMENTS

AETHER HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$29,570	$1,092
Mortgage-backed securities, at fair value	87,360	253,900
Interest receivable	558	1,174
Restricted cash	8,633	8,633
Property and equipment, net	320	255
Prepaid expenses and other assets	854	954
Goodwill	9,946	—
Intangible assets	4,523	—
Total assets	$141,764	$266,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$3,412	$4,465
Repurchase agreements	—	133,924
Accrued employee compensation and benefits	384	70
Accrued interest payable	—	48
Accrued restructuring costs	789	—
Other liabilities	1,039	1,114
Total liabilities	5,624	139,621

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 46,534,296 shares issued and outstanding at June 30, 2006 and 44,018,946 shares issued and outstanding at December 31, 2005, respectively	466	440
Additional paid-in capital	2,604,817	2,593,085
Accumulated deficit	(2,468,791)	(2,467,138)
Treasury stock	(352)	—
Total stockholders’ equity	136,140	126,387
Total liabilities and stockholders’ equity	$141,764	$266,008

See accompanying notes to Condensed Consolidated Financial Statements.

AETHER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income from mortgage-backed securities	$1,007	$3,314	$3,556	$3,906
Interest income from cash and cash equivalents	342	20	356	235
Interest expense on repurchase agreements	—	(1,707)	(1,354)	(1,719)
Net interest income	1,349	1,627	2,558	2,422

Gain (loss) on sale of mortgage-backed securities	—	423	(490)	423
Other than temporary impairment on mortgage-back securities	(324)	—	(552)	—
Other income	21	19	82	207
Advisory and other fees	11	—	11	—
Other operating income (loss)	(292)	442	(949)	630

Operating expenses:
Selling, general and administrative expenses	(2,016)	(1,278)	(2,865)	(3,094)
Investment advisor fees	(44)	(155)	(90)	(197)
Depreciation	(25)	(29)	(49)	(78)
Restructuring charge	(789)	—	(789)	7
Total operating expenses	(2,874)	(1,462)	(3,793)	(3,362)

Operating income (loss)	(1,817)	607	(2,184)	(310)
Non-operating income (expense)
Other interest income	296	301	542	570
Investment loss	—	(9)	—	(19)
Total non-operating income	296	292	542	551
Income (loss) from continuing operations	(1,521)	899	(1,642)	241
Discontinued operations
Gain (loss) on sale of discontinued operations	1	(121)	(11)	(121)
Income (loss) from discontinued operations	1	(121)	(11)	(121)
Net income (loss)	(1,520)	778	(1,653)	120

Other comprehensive income (loss):
Unrealized holding gains (losses) on investments available for sale	—	1,208	—	(604)
Comprehensive income (loss)	(1,520)	$1,986	(1,653)	$(484)
Net income (loss) per share (basic and diluted) from continuing operations	$(0.03)	$0.02	$(0.04)	$0.00
Gain (loss) on sale of discontinued operations	—	—	—	—
Net income (loss) per share (basic and diluted)	$(0.03)	$0.02	$(0.04)	$0.00
Weighted average shares outstanding
Basic	44,721	44,009	45,460	44,000
Diluted	44,721	44,591	45,460	44,595

See accompanying notes to Condensed Consolidated Financial Statements.

AETHER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)
(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Unrealized Gain (Loss) On Investment	Total
Balance at December 31, 2004	$—	$440	$2,592,977	$(2,462,611)	$—	$(216)	$130,590
Exercise of options and warrants	—	—	32	(7)	—	—	25
Option and warrant expense	—	—	76	—	—	—	76
Unrealized gain on investments available for sale	—	—	—	—	—	(604)	(604)
Net income	—	—	—	121	—	—	121
Balance at June 30, 2005	$—	$440	$2,593,085	$(2,462,497)	$—	$(820)	$130,208

Balance at December 31, 2005	$—	$440	$2,593,085	$(2,467,138)	$—	$—	$126,387
Exercise of options and warrants	—	1	1		—	—	2
Option and warrant expense	—	—	1,506		—	—	1,506
Common stock issued		25	10,225			—	10,250
Common stock repurchased	—	—	—		(352)	—	(352)
Net loss	—	—	—	(1,653)	—	—	(1,653)
Balance at June 30, 2006	$—	$466	$2,604,817	$(2,468,791)	$(352)	$—	$136,140

See accompanying notes to consolidated financial statements.

AETHER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:		(revised)
Net income (loss) from continuing operations	$(1,642)	$241
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	49	77
Amortization of mortgage premiums	—	192
Other than temporary impairment loss on mortgage-backed securities	552	—
Realized loss on sale of MBS	490	—
Share-based compensation expense	679	76
Investment gains, including impairments	—	(414)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	616	(1,183)
Decrease in prepaid expenses and other assets	281	2,975
Decrease in accrued expenses and accrued employee compensation and benefits, and accrued interest payable	(1,189)	(44)
Increase (decrease) in restructuring accrual and other liabilities	714	(259)
Cash used in discontinued operations for operating activities	(11)	(121)
Net cash provided by operating activities	539	1,540
Cash flows from investing activities:
Sales and maturities of investments available for sale	138,978	73,810
Purchases of mortgage-backed securities	—	(387,350)
Principal payments from mortgage-backed securities	26,519	23,349
Purchase (disposal) of property and equipment, net	—	55
Acquisition, net of cash acquired	(3,284)	—
Net cash provided by (used in) investing activities	162,213	(290,136)
Cash flows from financing activities:
Decrease in restricted cash	—	199
(Repayment of) proceeds from repurchase agreements	(133,924)	253,083
Purchase of treasury stock	(352)	—
Exercise of options and warrants	2	25
Net cash provided by financing activities	(134,274)	253,307
Net increase (decrease) in cash and cash equivalents	28,478	(35,289)
Cash and cash equivalents, at beginning of period	1,092	60,723
Cash and cash equivalents, at end of period	$29,570	$25,434
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,403	$1,649

Supplemental disclosure of non-cash investing and financing activities:

In June 2006 and in connection with the acquisition of a business, the Company issued 2.5 million shares of common stock, 440,000 warrants and options to acquire 106,236 shares of stock with an aggregate fair value of $11,077,000.

See accompanying notes to Condensed Consolidated Financial Statements.

AETHER HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, DESCRIPTION OF THE BUSINESS, AND BASIS OF PRESENTATION

(a) ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Aether Holdings, Inc. (the “Company” or “Aether”) is a holding company that owns 100% of the stock of Aether Systems, Inc. Aether Systems was formed in January 1996. On July 12, 2005, the stockholders of Aether Systems approved a holding company reorganization of Aether Systems in which each share of Aether Systems common stock was exchanged for one share of common stock of Aether Holdings and Aether Systems became a wholly owned subsidiary of Aether Holdings. Immediately following the reorganization, the sole activity of Aether Holdings was to hold 100% of the stock of Aether Systems, and the consolidated assets, liabilities and stockholders’ equity of Aether Holdings were the same as the consolidated assets, liabilities and stockholders’ equity of Aether Systems immediately prior to the reorganization. On July 13, 2005, the stock of Aether Systems ceased to trade on the Nasdaq National Market, and the stock of Aether Holdings began trading under the symbol “AETH.”  The reorganization was designed to help to protect the long-term value to Aether of its substantial net operating loss and capital loss carryforwards.

Aether Systems’ principal business activity is the investment in mortgage-backed securities (“MBS”).  Aether Systems is the historical entity through which we previously conducted the Mobile Government, EMS and Transportation businesses, which we sold in 2004.

On June 6, 2006 Aether and its wholly-owned subsidiary AHINV Acquisition Corp. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UCC Capital Corp., UCC Consulting Corp. and UCC Servicing, LLC (collectively, “UCC”). The transactions contemplated by the Merger Agreement were completed on June 6, 2006. Each UCC entity was merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of Aether.  Subsequent to the merger, Merger Sub was renamed UCC Capital Corp.  Historically, UCC Capital has provided strategic advice and structured finance solutions to intellectual property (“IP”) centric companies. IP centric companies own, license or otherwise possess rights to trademarks, trade names, copyrights, patents, trade secrets and other intangible assets. While UCC has continued to provide these services to third-parties since the merger, it is the Company’s intent to transition to a business model in which UCC Capital acquires and manages IP and IP centric businesses primarily in the retail, consumer branded products and franchising business.

(b) BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  The Condensed Consolidated Balance Sheet as of June 30, 2006 and the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three and six months ended June 30, 2006 and 2005, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005, have been prepared by the Company, without audit.  In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the Condensed Consolidated Financial Statements. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the operating results for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading.  These Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(c) RECLASSIFICATIONS

Certain 2005 amounts have been reclassified to conform to the current year presentation. None of these reclassifications had a material effect on the Company’s consolidated financial statements.

(d) REVISED CASH FLOWS

For the six months ended June 30, 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributed to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

(e) GOODWILL AND INTANGIBLE ASSETS

The Company accounted for its purchase of UCC in accordance with SFAS No. 141 “Business Combinations”. Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired. Goodwill is evaluated for impairment annually, or more frequently, as required in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.”

(2) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments with maturities of three months or less. Cash and cash equivalents consisted of the following:

(in thousands)	JUNE 30, 2006	DECEMBER 31, 2005
Cash	$407	$832
Money market accounts	638	222
U.S. Government Agency-sponsored securities	28,525	38
Total	$29,570	$1,092

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

Ongoing increases in short-term interest rates continue to negatively impact the fair market value of our existing MBS portfolio. Additionally, we may sell MBS to provide funding for the Company’s new IP strategy. For these and other reasons, management does not have the firm intention to hold existing MBS investments until maturity or until such time as the market value of those securities has recovered. Accordingly, the Company has determined that unrealized losses in the MBS portfolio at June 30, 2006 should be considered other than temporary and should be charged against earnings. As a result, $324,000 was charged against earnings for the three months ended June 30, 2006. The MBS portfolio will continue to be classified as available for sale. The fair value of the MBS portfolio will continue to be evaluated, and any additional reductions in market values that are determined to be other than temporary will be included in results from continuing operations.

During the first quarter of 2006, adverse market conditions resulted in a negative interest rate spread for the leveraged portion of the MBS portfolio. Consequently, the Company decided to de-lever its MBS portfolio and on March 8, 2006, entered into a commitment with Jefferies & Company, Inc. (“Jefferies”) to sell approximately $140 million of MBS. This transaction settled on March 27, 2006. The Company used approximately $119 million of the sale proceeds to repay all of its outstanding short-term borrowings under repurchase agreements. The impairment charge of approximately $4.0 million that was included in loss from continuing operations in the fourth quarter of 2005 included $2.5 million of losses associated with the specific MBS that the Company sold on March 27, 2006. The Company recorded an additional loss on the sale of these MBS of approximately $490,000 in the first quarter of 2006.

For the six months ended June 30, 2005, the Company had recorded adjustments to unrealized holding losses of approximately $604,000 associated with its investments available for sale. This amount was reported as a component of other comprehensive loss in stockholders’ equity as the Company believed that these unrealized losses were temporary in nature.

Mortgaged-backed securities are summarized as follows:

June 30, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
FNMA	$87,360	$—	$—	$87,360

Interest income from mortgage-backed securities is as follows:

(in thousands)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	Three Months Ended June 30 2005	Six Months Ended June 30, 2005

Interest earned on MBS	$1,009	$3,563	$3,469	$4,108
Less: MBS premium amortization	—	—	(149)	(192)
Less: Custodian fees	(2)	(7)	(6)	(10)
Interest income from MBS portfolio	$1,007	$3,556	$3,314	$3,906

(4) REPURCHASE AGREEMENTS

The Company utilizes borrowings under short-term repurchase agreements to fund acquisitions of MBS with a portion of its MBS portfolio serving as collateral. On March 27, 2006, the Company repaid all $119 million of its then outstanding short-term borrowings under repurchase agreements. There were no outstanding borrowings under short-term repurchase agreements as of June 30, 2006.

(5) SHARE BASED COMPENSATION

In September 1999, the Company adopted the 1999 Equity Incentive Plan, as amended on September 2, 2005, (as amended, the “1999 Plan”). Under the 1999 Plan, the Company has the ability to grant options and restricted stock for employees, directors, and service providers equaling up to 20% of the outstanding shares of common stock of the Company. Options under the 1999 Plan generally expire after ten years and normally vest over a period of up to four years. Options are granted at an exercise price equal to the fair value on the grant date.

Effective December 15, 2000, the Company adopted the Acquisition Incentive Plan (the “2000 Plan”) to provide options or direct grants to all employees (other than directors and officers of the Company and any eligible affiliates) and other service providers of the Company and its related companies, without shareholder approval.  Under the 2000 Plan, the Company has the ability to grant 1.9 million options. Options are granted at an exercise price equal to the fair value of the common stock on the grant date.

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

The effect of adopting SFAS No. 123R is as follows;

(in thousands, except per share data)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Total share-based compensation expense	$608	$679
Effect on basic loss per share	$(0.01)	$(0.01)
Effect on diluted loss per share	$(0.01)	$(0.01)

Total share-based compensation expense was $608,000, $679,000, $0, and $76,000 for the three and six months ended June 30, 2006 and 2005, respectively, and is included in selling, general and administrative expenses. The Company had issued 43,225 shares of restricted stock in 2002 to certain employees. All shares of restricted stock granted in 2002 were fully vested by the end of first half of

2005. The costs of these restricted shares were included in share-based compensation expense as of June 30, 2005. The Board of Directors authorized issuance of 250,000 shares of restricted stock to three of its senior officers during the first quarter of 2006, and the shares were then granted in the second quarter of 2006. Following this grant, 100,000 of these restricted shares vested on June 6, 2006 with a fair value of $410,000. The remaining 150,000 restricted shares have a three year vesting period. We repurchased 86,000 shares of common stock from the grantees to fund their minimum statutory tax liability. These shares are recorded as treasury stock.

Because the Company adopted SFAS No. 123R using the modified prospective basis, the comparative 2005 interim period has not been restated. The following table sets forth the effect on net income and basic and diluted income (loss) per share as if the Company had applied the fair value recognition provisions for the three and six month periods ended June 30, 2005.

(in thousands, except per share data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income from continuing operations, as reported	$899	$241
Add stock-based employee compensation expense included in reported net income from continuing operations	—	76
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	(127)	(348)
Pro forma net income (loss) from continuing operations	$772	$(31)
Pro forma net income (loss) per share from continuing operations	$0.02	$(0.00)

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model. Through December 31, 2005, the Company estimated a five year expected term for all options. Due to the significant changes in the Company’s business over the past two years, the Company has elected to use the “simplified” method, as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No.107 (“SAB No. 107”), to estimate expected term for stock options granted after December 31, 2005. The simplified method allows companies to estimate an expected term by using the vesting term plus the original contractual term divided by two. The Company will discontinue the use of the simplified method for stock option grants no later than December 31, 2007 as required by SAB No. 107. The Company used historical data to estimate volatility based on the expected term of the options and for stock option forfeitures. However, the Company sold its historical mobile and wireless data operations during 2004 and began its MBS business during 2004. Given the substantial and continuing changes in the Company’s business model in recent years, its estimate of volatility will be based on data points beginning in late 2004. The Company used the five-year US Treasury daily yield curve rates for the risk-free interest rate.

A summary of stock option activity under the 1999 Plan, the 2000 Plan and warrants outstanding as of June 30, 2006 and changes during the six months then ended is presented below:

	1999 Plan		2000 Plan		Warrants		Total
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted- Average Exercise Price	Number of Shares (in thousands)	Weighted- Average Exercise Price
Outstanding at January 1,2006	1,077	$4.68	—	—	872	$2.08	1,949	$3.52
Granted	3,469	3.86	176	$1.47	565	3.39	4,210	3.70
Exercised	(50)	—	(50)	—	(1)	1.60	(101)	(0.02)
Forfeited	—	—	—	—	—	—	—	—
Expired	—	—	—	—	—	—	—	—
Outstanding at June 30, 2006	4,496	$4.10	126	$2.06	1,436	$2.60	6,058	$3.70

The Company settles option exercises by issuing shares to option holders. Included in the options granted are 3,500,000 stock options and warrants issued to UCC employees on June 6, 2006 in connection with the acquisition of UCC. In addition, in connection with closing of the merger, the Company was obligated to compensate its financial advisor for the transaction, Jefferies & Company, Inc., through the payment of a fee of $77,000 and the issuance of warrants exercisable through June 2009 to purchase 440,000 shares of Company common stock at an exercise price of $3.19 per share. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $414,000 and $45,000, respectively. Cash received during the six months ended June 30, 2006 and 2005 from share options exercised under the share-based payment plans was $2,000 and $16,000, respectively.

A summary of the status of the Company’s outstanding grants of options and restricted stock that remain subject to vesting as of June 30, 2006, and changes during the six months then ended is presented below:

	1999 Plan		2000 Plan		Warrants		Total
	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value
Nonvested at January 1,2006	178	$1.93	—	—	—	—	178	$1.93
Granted	3,469	1.33	176	$2.86	565	$1.45	4,210	1.41
Vested	(212)	2.50	(94)	3.23	(440)	1.52	(746)	2.02
Forfeited	—	—	—	—	—	—	—	—
Nonvested at June 30, 2006	3,435	$1.29	82	$2.42	125	$1.20	3,642	$1.31

The total unrecognized compensation cost related to nonvested share-based compensation agreements granted under all stock option plans as of June 30, 2006, was $4,680,000. The cost is expected to be recognized over the weighted-average period of approximately 9.7 years.

The following table includes information on fully vested stock options and stock options outstanding for each plan as of June 30, 2006:

	1999 Plan		2000 Plan		Warrants		Total
	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Stock Options Outstanding	Stock Options Currently Exercisable and Vested
Number (in thousands)	4,496	1,062	126	44	1,436	1,310	6,058	2,416
Weighted — average exercise price	$4.10	$4.71	$2.06	$1.99	$2.60	$2.64	$3.70	$3.44
Aggregate intrinsic value	$6,712	$2,099	$710	$155	$4,170	$3,990	$11,592	$6,244
Weighted - average remaining contractual term	8.9 years	5.7 years	1.1 years	1.2 years	4.4 years	4.8 years	7.7 years	5.1 Years

(6) RESTRUCTURING CHARGES

As a result of the acquisition of UCC, the Company has relocated its principal corporate office to New York, NY and is in the process of evaluating existing operating costs and staffing levels. Certain reductions in staffing have already been determined and it is anticipated that as a result of the Company’s evaluation, additional reductions and/or changes in existing staffing are likely. Upon termination of employment, existing employees will be eligible for separation benefits including severance payments, acceleration of unvested stock options and removal of restrictions on existing restricted stock grants. Consequently, in the second quarter of 2006 the Company has recorded a restructuring charge of $789,000 in connection with these anticipated separation benefits.

(7) INCOME TAXES

The Company has deferred tax assets as a result of accumulated operating and capital losses.  The Company will only be able to realize value from the accumulated operating losses if it becomes profitable and generates taxable income. It will only be able to realize value from the accumulated capital losses if it can generate capital gains.  In addition, its ability to realize value from these accumulated losses is subject to various risks and uncertainties, including regulations that, under certain circumstances, may limit the Company’s ability to use these net losses to reduce future taxes that it might otherwise owe. The Company presently does not have sufficient objective evidence regarding the Company’s ability to achieve profitability in future periods; accordingly, the Company has maintained and continues to maintain a full valuation allowance for its net deferred tax assets.

Under federal and state tax laws, the Company may use its accumulated losses to substantially reduce the income taxes it otherwise would have to pay on future taxable income. As a result, the Company could have little or no income tax liability for a period of time, and, accordingly, the income tax provision for all periods presented is zero. As of June 30, 2006, the Company had accumulated federal net operating losses totaling approximately $779.5 million that it can “carry forward” as potential tax deductions until they expire between 2011 and 2026. The Company historically has not been subject to alternative minimum tax. In addition, the Company has accumulated capital losses of approximately $290.7 million that it can “carry forward” as potential tax deductions (but only against net capital gains) until they expire between 2006 and 2011. In the event of future changes in common stock ownership above a certain threshold, the future realization of net operating loss carryforwards, capital loss carryforwards and certain other tax credits would become subject to limitation under the Internal Revenue Code.

(8) PER SHARE DATA

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

Information relating to the calculation of earnings per share is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars are in thousands, except per share data)	2006	2005	2006	2005
Net income (loss)	$(1,520)	$778	$(1,653)	$120
Weighted-average shares outstanding-basic	44,721	44,009	45,460	44,000
Weighted-average shares outstanding-diluted	44,721	44,591	45,460	44,595
Earnings (loss) per share — basic and diluted	$(0.03)	$0.02	$(0.04)	$0.00

(9) RELATED PARTY TRANSACTIONS

The Company receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at that firm is a member of the Company’s Board of Directors.  For the three and six months ended June 30, 2006 and 2005 expenses related to services provided by Kirkland & Ellis LLP were approximately $709,000, $827,000, $188,000 and $450,000 respectively. As of June 30, 2006 and December 31, 2005, the Company had outstanding payables due to Kirkland & Ellis LLP of approximately $531,000 and $45,000, respectively. FTI Consulting, Inc. (FTI) provided due diligence services totaling $15,000 in connection with the acquisition of UCC. Two members of Aether’s Board of Directors serve as Directors of FTI, with one also serving as President and Chief Executive Officer for FTI Consulting, Inc.

(10) COMMITMENTS AND CONTINGENCIES

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

As to Aether, these actions were filed on behalf of persons and entities that acquired the Company’s stock after its initial public offering in October 20, 1999.  Among other things, the complaints claim that prospectuses, dated October 20, 1999 and September 27, 2000 and issued by Aether in connection with the public offerings of common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws because the prospectuses allegedly failed to disclose that the offerings’ underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers which were designed to maintain, distort and/or inflate the market price of the Company’s common stock in the aftermarket.  The actions seek unspecified monetary damages and rescission.  Aether believes the claims are without merit and is vigorously contesting these actions.

Initial motions to dismiss the case were filed and the court held oral argument on the motions to dismiss on November 1, 2002.  On February 19, 2003, the court issued an Opinion and Order on defendants’ motions to dismiss, which granted the motions in part and denied the motions in part.  As to Aether Systems, the motion to dismiss the claims against it was denied in its entirety.  Discovery has now commenced.  The plaintiffs voluntarily dismissed without prejudice the officer and director defendants of Aether.  On June 26, 2003, the Plaintiff’s Executive Committee in this case announced a proposed settlement with the issuers.  The proposed settlement is a settlement among the plaintiffs, the issuer-defendants, including Aether, and the officer and director defendants of the issuers.  The plaintiffs will continue litigating their claims against the underwriter-defendants.  Under terms of the proposed settlement, Aether would not incur any material financial or other liability.  On June 14, 2004, the plaintiffs and issuer defendants presented the executed settlement agreement to Judge Scheindlin during a court conference.  Subsequently, plaintiffs and issuers made a motion for preliminary approval of the settlement agreement.  On July 14, 2004, the underwriter defendants filed a memorandum of law in opposition to plaintiffs’ motion for preliminary approval of the settlement agreement.  Reply briefs in support of the settlement were submitted to the court.  In December 2004, the court ordered additional briefing on the motion.  All of the additional briefs were submitted to the court.  On February 15, 2005, Judge Scheindlin issued an Opinion and Order granting preliminary approval to the settlement agreement.  The process of communicating formal notice of the proposed settlement to the plaintiff classes has been completed.    The court held a fairness hearing on the proposed settlement on April 24, 2006, and has not yet ruled on the motion for final approval.  There can be no assurance such approval will be granted.

On March 13, 2006, a complaint captioned Geologic Solutions, Inc., v. Aether Holdings, Inc. was filed against the Company in the Supreme Court for the State of New York, New York County.  The complaint generally alleges that plaintiff Geologic was damaged as a result of certain alleged breaches of contract and fraudulent inducement arising out of Aether’s alleged misrepresentations and failure to disclose certain information in connection with the asset purchase agreement dated as of July 20, 2004 for the purchase and sale of our Transportation business.  The allegations in Geologic’s complaint are substantially similar to claims Geologic made in a previous request to the Company for indemnification.  The complaint seeks monetary damages in an amount not less than $30 million and other relief.  During the second quarter of 2006, the plaintiff agreed to substitute Aether Systems, Inc. for Aether Holdings, Inc. as defendant in the case because Aether Systems, Inc. was the party to the asset purchase agreement upon which Geologic’s claims are based. The Company continues to believe that all of the allegations in the complaint are without merit and plans to vigorously defend against this action; however, we cannot predict the outcome of this litigation, and an adverse resolution of such claims could require us to make a significant cash payment to Geologic. In such event, we would record a charge against discontinued operations, further increasing the loss on the sale of the Transportation segment.

UCC and Mr. D’Loren in his capacity as president of UCC are parties along with an unrelated party to litigation resulting from a default on a loan which UCC referred to a third party. A guarantor of the obligation alleges that the defendants fraudulently caused the guarantor to relinquish ownership of and/or valuable rights to certain intellectual property. The plaintiff seeks damages for the alleged loss of value on these assets. UCC believes this claim is without merit and is vigorously defending this action.  UCC’s insurance carrier is providing a legal defense in this matter which was adjudicated in New York State. Subsequently, the case was dismissed and an appeal by the plaintiff is currently being adjudicated in Tennessee. However, the matter is in the early stages of discovery and the outcome cannot be estimated at this time; the loss, if any, could exceed existing insurance coverage and any excess could adversely affect the Company’s financial condition and results.

In addition to the matters discussed above, the Company becomes involved from time to time in other litigation in the ordinary course of its business.  As of the date of this Report, there are no other proceedings that management considers material to the Company.

(b) CONTRACTUAL COMMITMENTS

In June 2004, the Company contracted with FBR Investment Management Inc. (“FBR”) to obtain investment management services for its MBS portfolio for an initial term of one year. The agreement continues in effect beyond its initial term until terminated by the Company or FBR. As of July 1, 2005, the initial one-year term of our agreement with FBR expired, and this agreement is now continuing without a fixed term, subject to the right of either party to terminate the agreement with ninety days prior notice. Under the terms of the agreement, the Company agreed to pay FBR a quarterly management fee equal to 0.0375% of the aggregate cost basis of the securities in the MBS portfolio. In addition, if FBR’s management of the Company’s MBS portfolio results in a return in excess of 10% per annum, the Company would pay FBR an incentive fee equal to 10% of the return in excess of 10% per annum. These fees are presented as investment advisor fees in our statements of operations. Based upon the current size of our MBS portfolio, we do not expect FBR to qualify for the incentive fee during 2006 unless market conditions change significantly or we decide to purchase significant additional MBS and leverage our portfolio.

In connection with the acquisition of UCC, the Company is obligated under an operating lease to pay $25,000 per month for offices located in New York City. The lease expires as of December 31, 2006 and the current lease is not expected to be renewed. The Company is currently negotiating a new lease and anticipates the monthly rent to increase in future periods.

(c) GUARANTEES

On January 23, 2006, the Company entered into two agreements that amend the original collateral security and credit arrangements originally entered into with BIO-key and one of its subsidiaries in connection with BIO-key’s acquisition of Aether’s Mobile Government business in September 2004. At BIO-key’s request and consistent with the terms of the Letter Agreement, as of March 31, 2006, Aether had released to BIO-key all of the $1.0 million of cash collateral that it held. In consideration of the foregoing, the principal amount of the Promissory Note that BIO-Key issued to the Company has been increased from $6.9 million up to $7.9 million. Aether also now has expanded rights relating to BIO-key’s $749,000 security deposit for the sublease by BIO-key of Massachusetts office space. This additional collateral is now available to Aether to the extent BIO-key fails to make future payments to Aether under either the sublease or other agreements between the parties. In addition, if BIO-key requests, and Aether in its sole discretion agrees to extend its $7.9 million letter of credit in favor of Hamilton County beyond December 31, 2006 (the current termination date), BIO-key will pay Aether an extension fee and will extend the duration of the Promissory Note to 30 days following the extended termination of the letter of credit. This guarantee has been accounted for in accordance with FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). During the three months ended June 30, 2006 management reevaluated the liability, based on the progress of the project and taking into account BIO-key’s overall financial condition, and reduced the estimated liability by $30,000.

The Mobile Government transactions discussed above have been included in the accompanying balance sheet as follows:

(in thousands)	Hamilton County, Ohio Contract	Massachusetts Facility Lease	Total
Restricted cash:
Discount note collateralizing letters of credit	$7,884	$749	$8,633

Accrued expense:
Escrow deposit from BIO-Key	$10	—	$10

Other liabilities:
Deposits from BIO-Key available in the event of default	$—	$749	$749
Guarantee on BIO-key collateral security and credit arrangement	290	—	290
Total	$290	$749	$1,039

The Company also has a guarantee obligation with respect to a remaining lease used for discontinued operations that the Company has assigned to third parties. The Company is no longer the primary lessee. The maximum aggregate amount owed under the remaining lease is approximately $44,000 and the lease expires in September 2006. The fair value of the guarantee is not material as of June 30, 2006.

(11) ACQUISITION

Historically, UCC and its principals (including Mr. D’Loren) provided banking, finance, consulting and other advisory services to IP-centric businesses.  UCC did not own or manage an IP-centric business directly.  Although the Company plans to continue to provide these services to third-parties, our intention is to transition to a business model in which we acquire IP and IP-centric businesses directly and manage and develop these businesses using our flexible operating structure. We expect that this IP will include trademarks, trade names, copyrights, franchise rights, patents, trade secrets, know-how and other similar, valuable property, primarily in the retail and consumer branded products and franchise businesses. Our strategy will be to generate revenue from licensing and other commercial arrangements with third parties who want to use the IP that we expect to own.  These third parties will pay us licensing and other contractual fees and royalties for the right to use our IP on either an exclusive or non-exclusive basis.  Our contractual arrangements may apply to a specific product market, a specific geographic market, or to multiple markets. We will execute this strategy leveraging the collective professional experience of UCC’s in-place work force.

On June 6, 2006, Aether acquired UCC for 2.5 million shares of common stock, plus the right to contingent consideration of up to an additional 2.5 million shares of Company common stock and up to $10 million in cash if future performance targets are met within five years (or such shorter period as provided in the Merger Agreement) as follows:

•                  an additional 900,000 shares of Company common stock and $3,333,333 will be payable if (i) the 30-day average price of Aether common stock is at least $6.00 per share and (ii) the Company’s annualized Adjusted EBITDA (as defined in the Merger Agreement) is least $10 million;

•                  an additional 800,000 shares of Company common stock and $3,333,333 in cash will be payable if (i) the 30-day average price is at least $8 per share and (ii) the Company’s annualized Adjusted EBITDA is at least $20 million; and

•                  an additional 800,000 shares of Company common stock and $3,333,334 in cash will be payable if (i) the 30-day average price is at least $10 per share and (ii) the Company’s annualized Adjusted EBITDA is at least $30 million.

In addition, the contingent consideration will become payable in full (1) if the average price of the Company’s stock is $10 per share for 90 consecutive trading days and the Company’s annualized Adjusted EBITDA is $10 million or (2) upon a change of control of the Company (as defined in the Merger Agreement). The stock price targets are subject to adjustment as set forth in the Merger Agreement. The merger agreement requires the escrow of 900,000 shares of the contingently issuable common stock.  These shares will not be included in our outstanding share count or weighted average outstanding shares until the contingency has been resolved.

UCC’s results of operations subsequent to the date of acquisition are included in the Consolidated Statement of Operations. The Company allocated the purchase price of the assets acquired and liabilities assumed at the estimated fair values at the acquisition date. The recorded goodwill will not be deductible for tax purposes. The total purchase price in the following table does not include amounts for the contingent consideration because it is not considered probable that some or all of this consideration will be paid. If additional consideration is paid, the amounts will be recorded as additional goodwill.

Purchase price (in thousands) :
Stock consideration (2.5 million shares at $4.10)	$10,250
Options and warrants issued	827
Direct acquisition costs	1,803
Repayment of UCC debt	1,493
Less: cash acquired	(12)
Total purchase price	$14,361

Allocation of purchase price (in thousands):
Current assets	$8
Other assets	175
Property and equipment	111
Goodwill	9,946
Intangible assets	4,523
Total assets acquired	14,763
Current liabilities	402
Total liabilities assumed	402
Net assets acquired	$14,361

At the time of the merger, each outstanding option to purchase UCC Capital Corp. common stock granted under UCC Capital Corp.’s 2003 Amended and Restated Stock Option Plan was converted into an option to purchase the Aether’s common stock using an exchange ratio as described in the Merger Agreement. The fair value of these options totaled $159,000. In addition, in connection with closing of the merger, the Company was obligated to compensate its financial advisor for the transaction, Jefferies & Company, Inc., a cash fee of approximately $77,000  and the issuance of warrants to purchase 440,000 shares of Company common stock with an exercise price of $3.19 per share. The fair value of such warrants totaled $668,000. The aggregate fair value of the replacement options and warrants issued to Jefferies & Company is included as a component of the purchase price.

Intangible assets consist of a non-compete agreements with an estimated useful life of three years and executory contracts including $2.5 million related to a contract right to receive an advisory fee following the expected consummation of a business combination between two unrelated companies. Additionally, we have several executory contracts with one counterparty that provided contract rights to receive payments for advisory and other services rendered prior and subsequent to the date of merger. All of the goodwill was assigned to the IP segment.

The purchase allocations and fair values assigned in these financial statements are preliminary and represent management’s current and best estimate of the fair values of certain executory contracts that existed at the date of the merger and involve pre-acquisition gain contingencies.  The fair value allocations for certain of the executory contracts may be subject to revision as the contingencies are resolved.

 The following unaudited pro forma information is provided for the acquisition assuming it occurred as of January 1, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars are in thousands, except per share data)	2006	2005	2006	2005
Total revenues	$1,466	$4,529	$4,463	$6,152
Income (loss) from continuing operations	(3,143)	824	(3,086)	(53)
Net income (loss)	(3,142)	703	(3,097)	(174)
EPS- basic and diluted	$(0.07)	$0.02	$(0.07)	$0.00

The information presented above is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the three and six months ended June 30, 2006 and 2005 or of future operating performance. For Aether’s historical operations, total revenues include interest income, other operating income (loss) and non-operating income.

(12) SEGMENT REPORTING

As a result of the acquisition of UCC, Aether now has two operating segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprises and related Information.” Each segment engages in business activities from which it derives revenues and incurs expenses and reports operating results which management relies on for decision-making and performance assessment. Aether’s two reportable segments are (1) its MBS portfolio and (2) its business of acquiring, licensing and managing IP. The following table presents segment information (for continuing operations) for the quarter ended June 30, 2006.

(in thousands):	MBS Segment	IP Segment	Total
Net interest income	$1,349	$—	$1,349
Other operating income (loss)	(303)	11	(292)
Other operating expenses	(2670)	(204)	(2,874)
Non-operating income	296	—	296
Loss from continuing operations	$(1,328)	$(193)	$(1,521)

Total assets	$126,935	$14,829	$141,764

(13) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainties in Income Taxes; and interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 prescribes recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact the adoption of FIN 48 will have on the financial position and results of operations.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect” and similar expressions as they relate to our company or our management are intended to identify a statement as a “forward-looking statement.”  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements reflect our reasonable beliefs and expectations as of the time we make them, and we have no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of various important risks and uncertainties relevant to our business, see Item 1A of Part II of this Report.

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

•                  Valuation of MBS and other than temporary impairments - The Company classifies all of its MBS as available for sale. All assets classified as available for sale are reported at fair value, based on market pricing estimates provided by independent pricing services and dealers who make markets in these financial instruments, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Unrealized losses on mortgage-backed securities that are considered “other than temporary,” as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the securities is adjusted.

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

•                  Valuation of guarantees - We have certain guarantees related to assigned leases. We also agreed to maintain a letter of credit as collateral assurance of performance for a significant customer contract that was assigned to the buyer of our Mobile Government business in connection with the sale of that business. These arrangements have been evaluated in accordance with FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), and we have recorded a total liability of approximately $290,000 in respect to these arrangements. This liability is included in “Other liabilities” on our balance sheet. The estimated fair value of the liability was calculated based on an analysis of multiple scenarios and the estimated probability of those scenarios based on discussions with personnel closely involved with the project. Had we used different estimates, the liability that we recorded could have differed materially.

•                  Valuation of goodwill and intangible assets—Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired and is not amortized. Goodwill is evaluated for impairment annually, or more frequently as required in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” We will evaluate the fair value of goodwill to access potential impairments on an annual basis, or more frequently if events or other circumstances indicate that we may not be able to recover the carrying amount of the asset. We will evaluate the fair value of goodwill at the reporting segment level and make that determination based upon future cash flow projections. Assumptions to be used in these projections, such as forecasted growth rates, cost of capital and multiples to determine the terminal value of the reporting segments, will be consistent with internal projections and operating plans. We will record an impairment loss when the implied fair value of the goodwill assigned to the reporting segment is less than the carrying value of the reporting segment, including goodwill. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying values of long-lived assets (which include our intangible assets with determinable useful lives) may be impaired, we will perform an analysis to determine the recoverability of the asset’s carrying value. These event or circumstances may include, but are not limited to; projected cash flows which are significantly less than the most recent historical cash flows; a significant loss of management contracts without a realistic expectation of a replacement; and economic events which could cause significant adverse changes and uncertainty in business patterns. In our analysis to determine the recoverability of the asset’s carrying value, we will make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset will be written to estimated fair value and an impairment loss will be recognized.

OVERVIEW

Our overall business objective is to become profitable and produce taxable earnings that will enable us to realize value, in the form of tax savings, from our significant accumulated tax loss carryforwards.

In 2004, we sold our historic mobile and wireless communications businesses, which had generated significant losses, and began to operate our existing MBS business.  Through the MBS business, we own hybrid adjustable-rate mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA”). Hybrid adjustable-rate MBS are characterized by periodic caps on the interest rates on the underlying mortgages (generally, each rate adjustment is limited to 2% after the initial 36 month rate adjustment period and each 12 month rate adjustment period thereafter), as well as lifetime caps.

In light of ongoing market conditions that have continued to negatively impact the value of our MBS in late 2005 and early 2006 we reduced the size of our MBS holdings and completely delevered our MBS portfolio.  In addition, from time to time we have evaluated additional and alternative business strategies that have the potential to help us achieve our business objectives more quickly.  As a result of these efforts, on June 6, 2006, we acquired UCC Capital Corp. and its affiliated entities.  UCC provides strategic advice and structured finance solutions to businesses that depend substantially on their valuable intellectual property (what we refer to as “IP-centric businesses”).  Robert W. D’Loren, formerly UCC’s president and chief executive officer and its controlling stockholder, became our new chief executive officer upon completion of the acquisition of UCC.  As a result of the UCC acquisition, our business now involves both the management of our MBS portfolio and a strategy focused on acquiring, managing and developing valuable intellectual property and IP-centric businesses.  We discuss these two businesses below.

During the first quarter of 2005 we had substantially completed transitional activities that related to ongoing obligations we had to the buyers of our historic mobile and wireless communications businesses.  During the remainder of 2005, we streamlined our corporate infrastructure to the level required to support our ongoing MBS business.  This resulted in a significant reduction in our operating expenses.  During the first half of 2006, we incurred costs in connection with our examination of additional or alternative strategic business opportunities.  This resulted in an increase in our operating expenses.  In addition, with the acquisition of UCC on June 6 2006, we expect to incur significant additional operating expenses associated with our IP business, including both operating expenses and expenses associated with the acquisition of IP or IP centric businesses.

Because of the changes in our business, our financial results have varied significantly from one period to the next.  To the extent our IP strategy grows, our financial results are likely to continue to change significantly over the near term.

Our MBS Business

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

The leverage we have employed has consisted of borrowings under repurchase agreements, which are short-term borrowings that we renew on a monthly basis. We renewed our short-term borrowings at the interest rates offered on the renewal date. As a result, during a period of rising short-term interest rates, as was the case during 2005, the cost of our borrowings increase more rapidly than the yield on our MBS, which adjusts much less frequently. This reduced the spread that we realize between the cost of our borrowings and the yield on our MBS, which resulted in a reduction in overall net interest income.

In March 2006, due to continuing increases in short-term interest rates, the Company experienced a decline in the fair market value of its MBS along with increases in the negative interest rate spread associated with the leveraged portion of its MBS portfolio. As a result, we decided to de-lever our MBS portfolio. On March 8, 2006, based on the advice of our outside professional financial and investment advisors, we entered into a commitment to sell approximately $140 million of our MBS. The sale transaction settled on March 27, 2006. We used approximately $119 million of the sale proceeds to repay all of our outstanding short-term borrowings under repurchase agreements. The impairment charge of $4.0 million that was included in loss from continuing operations in the fourth quarter of 2005 included $2.5 million of losses associated with the specific MBS that we sold on March 27, 2006. In June 2006, we recorded an additional other than temporary impairment charge on the remaining MBS of approximately $324,000 and $552,000 for the three and six months ended June 30, 2006, respectively.

We have decided not to purchase any additional MBS in the near term, pending a further assessment of the outlook for MBS market conditions and the progress of our new IP strategy. Although we expect to maintain our unleveraged MBS portfolio during this period, we may sell additional MBS based upon our continued evaluation of market conditions and the advice of our outside professional investment advisors.

Our Intellectual Property Business

Historically, UCC and its principals (including Mr. D’Loren) provided banking, finance, consulting and other advisory services to IP-centric businesses.  UCC did not own or manage an IP-centric business directly.  While UCC plans to continue to provide these services to third-parties since we acquired it, our intention is to transition to a business model in which we acquire IP and IP-centric businesses directly and manage and develop these businesses using our flexible operating structure. We expect that this IP will include trademarks, trade names, copyrights, franchise rights, patents, trade secrets, know-how and other similar, valuable property, primarily in the retail and consumer branded products and franchise businesses.

Our strategy will be to generate revenue from licensing and other commercial arrangements with third parties who want to use the IP that we expect to own.  These third parties will pay us licensing and other contractual fees and royalties for the right to use our IP on either an exclusive or non-exclusive basis.  Our contractual arrangements may apply to a specific product market, a specific geographic market, or to multiple markets.

We expect that licensing and other contractual fees paid to us will include a mixture of upfront payments, required periodic minimum payments (regardless of sales volumes), and volume-dependent periodic royalties (based upon the number or dollar amount of branded products and services sold).  Accordingly, we expect that our revenues will reflect both recurring and non-recurring payment streams.

As of June 30, 2006 UCC Capital’s total assets included in our IP segment were $14,829,000, of which, $9,946,000 was recorded as goodwill.  In addition to goodwill, the Company recorded $1,370,000 in intangible assets for non-compete agreements; $2,500,000 related to a contract right to receive an advisory fee following the expected consummation of a business combination between two unrelated companies; and additional amounts for the fair value of other executory contracts. The remaining assets consisted of  $110,000 in fixed assets, and $250,000 in cash and other assets. Total revenues generated by UCC from the closing date on June 6, 2006 through June 30, 2006 consisted of $11,000 in advisory and other fees.

Our MBS and our IP businesses are our continuing operations.  Matters relating to the mobile and wireless communications businesses that we sold in 2004 are reflected in discontinued operations.

TAX CONSIDERATIONS

An important aspect of our business strategy is to realize value, in the form of tax savings, from our accumulated tax loss carryforwards. We have worked extensively with outside legal and accounting professionals to validate the underlying assumptions relating to our tax carryforwards. Under federal and state tax laws, we may use these carryforwards to substantially reduce the income taxes we otherwise would have to pay on future taxable income. As a result, we could have little or no income tax liability for a period of time. Our ability to realize value from these tax loss carryforwards is subject to various risks and uncertainties, including regulations that, under certain circumstances, may limit our ability to use these carryforwards to reduce future taxes that we might otherwise owe.

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

COMPARISON OF RESULTS FOR THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

RESULTS OF CONTINUING OPERATIONS

Net Loss from Continuing Operations

With the acquisition of UCC and the hiring of Mr. D’Loren, we initiated a new business segment focused on acquiring and developing a portfolio of IP and IP-centric businesses.  We expect to generate additional revenue from licensing and other commercial arrangements associated with the IP and IP centric businesses that we intend to acquire in our new IP business segment. In addition, we expect to incur additional expenses associated with this new business segment and those additional expenses are expected to be materially greater then the levels of expenses that we have experienced over the past several quarters when our sole business was our MBS business. Revenue and expenses attributable to our new IP business segment from June 6, 2006, the date of acquisition, through June 30, 2006 was $11,000 and $204,000, respectively.

We experienced net losses from continuing operations of $1,521,000 and $1,642,000 for the three and six months ended June 30, 2006, respectively, compared to net income of $899,000 and $241,000, for the same periods in 2005. The losses were primarily attributable to an increase in share-based compensation expense after the adoption of SFAS No. 123 in the first quarter of 2006, the increased expense due to recording of a restructuring accrual and reduced interest income due to the decline in the average outstanding balance of our MBS portfolio as we delevered our MBS portfolio and sold a portion of our MBS in March 2006.

The outstanding balance of our MBS portfolio declined significantly by the end of June 2006, as a result of the sale of approximately $140 million of MBS during March of 2006, along with principal repayments that we continued to receive during the period. Consequently, absent a significant improvement in market conditions which would cause management, in consultation with its outside financial advisors, to decide to purchase additional MBS, we anticipate that our net interest income from our MBS portfolio will continue to decline in the future, as we receive principal repayments which will reduce our net interest income from MBS  Although we do not anticipate significant losses from continuing operations in 2006 from our MBS business segment, costs incurred in connection with the implementation of our new IP business strategy will increase our expenses in 2006 and those increases may be significant. Consequently, our loss from continuing operations may increase.

Interest Income from Mortgage-backed Securities

Interest income from mortgage-backed securities for the three and six months ended June 30, 2006 decreased by $2,307,000 and $350,000, respectively, compared to the same periods in 2005.  The decrease in interest income was due to the decrease in the average outstanding principal balance of the MBS portfolio as a result of sales of MBS in the first quarter of 2006 and principal repayments. The declines were slightly offset by increases in the weighted average yield earned on the MBS securities in the first and second quarters of 2006, compared to the same period in 2005, as a result of elimination of the premium amortization. During the fourth quarter of 2005, the Company wrote-off the balance of the unamortized premiums on the MBS portfolio totaling $1.9 million which were included in the other than temporary impairment charge of approximately $4.0 million. As a result of this write-off, any effect the premium amortization would have on the net yield on MBS was eliminated.

Interest earned on MBS varies as a result of changes in interest rates, prepayment speeds as well as the size of our MBS portfolio. Changes in both interest rates and prepayment speeds are uncertain and represent principal risks of our MBS strategy. Prepayment speeds, as reflected by the constant prepayment rate (“CPR”) and interest rates vary according to the type of MBS, conditions in financial markets, competition and other factors, none of which can be predicted. CPR’s in future periods will depend, in part, on changes in and the level of market interest rates across the yield curve. In general, CPR’s tend to fall during periods of rising interest rates. Although rates have increased since the second half of 2005, the CPR’s for our MBS have not declined to the extent as would be expected. This may be the result of borrowers refinancing to convert adjustable-rate loans to fixed rates loans.

The following table presents key metrics of our MBS, for the quarterly periods presented:

Quarter Ended	Weighted Average Coupon	Weighted Average CPR	Weighted Average Yield
June 30, 2005	4.44%	17.0%	4.12%
September 30, 2005	4.35%	32.1%	4.01%
December 31, 2005	4.28%	30.0%	3.99%
March 31, 2006	4.33%	25.7%	4.25%
June 30, 2006	4.47%	25.7%	4.47%

Interest Income from Cash and Cash Equivalents

Interest income from cash and cash equivalents represents cash allocated to our MBS business that was temporarily invested in short-term U.S. Government Agency-sponsored cash equivalents, rather than in MBS. The increase in interest income from these temporary investments was the result of an increase in the average balance of such investments as we decreased our investment in MBS and held cash proceeds in cash and cash equivalents.

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

The following table presents key metrics related to our short-term borrowings under repurchase agreements, for the periods presented:

Quarter Ended	Average Outstanding Balance of Borrowings	Weighted Average Interest Rate at Quarter End	Weighted Average Days to Maturity at Quarter End	Weighted Average Cost of Funds for the Quarter Ended
	(in thousands)
June 30, 2005	$281,128	3.31%	26	3.03%
September 30, 2005	$219,711	3.84%	18	3.51%
December 31, 2005	$144,117	4.23%	25	4.06%
March 31, 2006	$119,364	N/A	N/A	4.49%
June 30, 2006	$ N/A	N/A	N/A	N/A

Net Interest Spread

Our net interest rate spread represents the difference between the weighted average yield on our MBS and the weighted average cost of funds on our repurchase agreements. As a result of the repayment of all of our outstanding borrowings in the first quarter of 2006, we no longer have any interest expense related to repurchase agreements.

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

We are continuing to evaluate additional and alternative business opportunities that may require the sale of some or all of our remaining MBS portfolio. For this reason, we do not expect to hold our remaining MBS until such time as the market value of these securities has recovered. For the three and six months ended June 30, 2006, the Company recognized the unrealized loss on our remaining portfolio of MBS of $324,000 and $552,000, respectively, as other than temporary impairment.

Other Income

Other income for the three and six months ended June 30, 2006 primarily relates to royalty payments from a prior investment, which the company divested in 2005. The Company records these payments when received as the extent of future payments, if any, cannot be readily determined.

Other income in the three and six months ended June 30, 2005 primarily relates to the sale of fully depreciated fixed assets (such as computer equipment and furniture) that were taken out of service during our restructuring efforts associated with the transition to our MBS business.

Advisory and Other Fees

Advisory and other fees totaled $11,000 from the acquisition date to June 30, 2006. This amount represents fees associated with consulting services and fees earned in connection with UCC’s role in third party financing of IP assets, which under the terms of the agreement with the borrower are paid over the life of the loan.  These fees are recognized in income as the services are performed.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of compensation and personnel related costs, rent, facility related support costs, along with costs of outside professionals, including legal counsel, accountants and investment bankers.

SG&A expenses increased $738,000 for the three months ended June 30, 2006, compared to the same period in 2005. The increase in SG&A expenses was primarily due to an increase of $213,000 in salaries and related benefits, of which, $145,000 was related to executives and employees at our subsidiary, UCC Capital, $608,000 in share-based compensation, and $44,000 in advertising and travel costs. The majority of the increases were off set by decreases of $144,000 in regulatory filing costs associated with the reorganization of the Company, $34,000 in other taxes, $13,000 in insurance, and $46,000 in bonus and commissions. Excluding SG&A expenses incurred by our subsidiary UCC, the Company’s SG&A expenses totaled $1,813,000 for the three months ended June 30, 2006.

SG&A expenses decreased $229,000 for the six months ended June 30, 2006 compared to the same period in 2005. The Company experienced a decrease in substantially every SG&A expense with the exception of salaries and related benefits, share-based compensation, advertising and travel.  Salaries increased by $154,000, of which $145,000 was related to executives and employees at our subsidiary, UCC Capital, share-based compensation increased by $603,000 and advertising and travel increased by $52,000. During the first half of 2005, we were on the process of streamlining our corporate infrastructure to be appropriate for managing the MBS business. Excluding SG&A expenses incurred by our subsidiary UCC, the Company’s SG&A expenses totaled $2,662,000 for the six months ended June 30, 2006.

We adopted SFAS No. 123R, in the first quarter of 2006 and as a result, we recognized compensation expense over the service period for the fair value of all grants issued after January 1, 2006, as well as expense attributable to the remaining service period for all prior grants that were not fully vested as of that date. In the second quarter of 2006, we issued 3.6 million options and 125,000 warrants to our executives.  An additional 100,000 restricted shares granted in May 2006 vested on June 6, 2006 in accordance with the employment contracts the Company has with two officers. Share-based compensation expense for the six months ended June 30, 2005 relates to the vesting of restricted shares granted to our employees, officers and directors.

We anticipate that costs associated with our new IP business strategy will result in an increase in our SG&A expenses during 2006.

Investment Advisor Fees

Investment advisor fees represent fees paid to FBR our outside investment manager, to manage and provide advice relative to our MBS portfolio. The decrease in fees from $155,000 and $197,000 for the three and six months ended June 30, 2005, respectively, to $44,000 and $90,000 for the three and six months ended June 30, 2006, respectively, reflects the decrease in the size of our MBS portfolio, as FBR’s fee is based on the amount of MBS we own. FBR is also entitled to an incentive fee based upon overall returns from the MBS portfolio, but did not qualify for such incentive fee during the three and six months ended June 30, 2006 and 2005. Based upon the current size of our MBS portfolio, we do not expect FBR to qualify for the incentive fee during 2006 unless market conditions change significantly and we decide to purchase significant additional MBS and leverage our portfolio.

Depreciation

Depreciation expense arises from fixed assets purchased for our operations. Depreciation expense was $25,000 and $49,000 for the three and six months ended June 30, 2006, compared to $29,000 and $78,000 for the same periods in 2005. The decrease in depreciation expense was related to the disposition of the remaining fixed assets, in 2005, that were no longer needed to support our prior mobile and wireless data businesses and streamlining our infrastructure. Management anticipates that the fixed assets acquired in connection with the purchase of UCC on June 6, 2006, will increase depreciation expense in future quarters.

Restructuring Charge

The Company recorded $789,000 in restructuring charges for the three and six months ended June 30, 2006, related to severance benefits accrued for employees that we expect will be terminated as a result of the merger with UCC Capital Corporation. The benefits include cash and stock compensation.

The Company had net restructuring income of approximately $7,000 during the six months ended June 30, 2005, which primarily related to the adjustment of an estimate for a restructuring charge recognized in 2004.

Other Interest Income

Other interest income consists primarily of interest income on amounts outstanding under the $7.9 million subordinated secured promissory note issued by BIO-Key in connection with the sale of our Mobile Government business, interest income on investments securing our letters of credit, and interest income on cash equivalents and investments with maturities of less than 12 months. The decrease in other interest income for the three and six months ended June 30, 2006 compared to the same periods in 2005 resulted primarily from a decline in the average cash and investment balances not deployed in our MBS business, partially offset by increased earnings due to rising interest rates and the increase in amounts outstanding under the subordinated secured promissory note.

Investment Gain (Loss), Net

The approximately $9,000 and $19,000 loss incurred for the three and six months ended June 30, 2005, was related to the sale of shares of Viryanet, a company in which we made an investment during 2000.  All shares of Viryanet were sold as of June 30, 2005.

Loss on Sale of Discontinued Operations

In the first quarter of 2006, the Company entered into two agreements that amend the original collateral security and credit arrangements originally entered into with BIO-key and one of its subsidiaries in connection with BIO-key’s acquisition of Aether’s Mobile Government business in September 2004. These new arrangements have been evaluated in accordance with FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), and we have recorded an additional liability of approximately $12,000 for the three months ended March 31, 2006 and reduced the liability by $30,000 for the three months ended June 30, 2006, with respect to these arrangements. We anticipate that the liability will continue to decline as our exposure is reduced. In addition, the Company reduced the sales tax accruals by $130,000 relating to the Company’s discontinued EMS and Transportation businesses. The declines were partially off-set by an accrual for legal fees totaling $159,000, also relating to the Company’s discontinued EMS and Transportation businesses.

Other Comprehensive Income (Loss)

As a result of continuing increases in short-term interest rates which continue to negatively impact the fair market value of our existing MBS portfolio along with evaluating the process of our new IP business which may require the sale of some or all of our remaining MBS, management does not have the firm intention to hold existing MBS investments until maturity or until such time as the market value of those securities has recovered. Accordingly, we determined that unrealized losses in the MBS portfolio for the three and six months ended June 30, 2006, which totaled $324,000 and $552,000, respectively, should be considered “other than temporary” impairments under Statement of Accounting Standards 115 and were charged against current earnings.

During the three and six months ended June 30, 2005, our MBS portfolio experienced unrealized holding gains (losses) of approximately $1,208,000 and ($604,000), respectively, reflecting what we then considered at the time to be temporary increases and decreases in market value. We did not consider the unrealized losses other-than-temporary at the time because we had both the ability and the intent to hold the investments for a period of time sufficient for a market price recovery to recover any losses.  Accordingly, we presented these unrealized losses as a separate component of stockholders’ equity on our balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity defines the ability of the Company to meet its financial obligations that arise during the normal course of business. Liquidity is provided from cash generated by operations, principal and interest payments received on MBS and additional financing, as necessary. Other sources of liquidity include cash and cash equivalents, short-term investments, and borrowings available under repurchase agreements. The Company believes it currently has sufficient liquidity to meet current operations and planned business growth. However, with the acquisition of UCC and the implementation of our new IP business strategy we may need to sell some or all of our MBS investments to fund any cash required for the operations associated with our new IP business including the funding of the cash portion of any acquisitions of IP or IP centric businesses.  See Item 1A “Risk Factors —Risks of our Current Business” of Part 1 of our Annual Report on Form 10-K dated, March 15, 2006, for a discussion of the risks associated with selling our MBS under adverse market conditions. In such situations, we may realize additional losses on our investments.

The following table reflects net cash provided by (used in) operations, investing, and financing:

	Six Months Ended June 30,
(IN THOUSANDS)	2006	2005
Net cash provided by operating activities	$539	$1,540
Net cash provided by (used in) investing activities	162,213	(290,136)
Net cash (used in) provided by financing activities	(134,274)	253,307
Net increase (decrease) in cash and cash equivalents	$28,478	$(35,289)

Net cash provided by operating activities was approximately $539,000 for the six months ended June 30, 2006, compared to approximately $1.5 million for the same period in 2005. During the first half of 2005, we were able to substantially reduce our operating expenses and as a result, our MBS business enabled us to provide net cash from operating activities. However, during the first half of 2006, our net cash provided by operations declined as our expenses stabilized and we reduced our MBS portfolio as discussed above under the heading “Overview”.

Net cash provided by investing activities was approximately $162.3 million for the six months ended June 30, 2006, which related to approximately $139.0 million in proceeds from the sale of MBS and $26.5 million of principal repayments on our MBS, partially offset by the $3.2 million related to the acquisition of UCC. Net cash used in investing activities was approximately $290.1 million for the six months ended June 30, 2005, consisting primarily of $387.4 million used to purchase MBS, partially offset by $23.3 million of principal payments on our MBS that we received during the period and approximately $73.8 million in proceeds from the sale of MBS.

Net cash used in financing activities was approximately $134.3 million for the six months ended June 30, 2006. We used approximately $14.9 million in cash to repay short-term borrowings under repurchase agreements that matured during the first two months of 2006. In addition, we used approximately $119 million from the MBS sale proceeds to repay all of our remaining outstanding short-term borrowings under repurchase agreements. During the second quarter of 2006, The Company acquired 85,900 shares of outstanding common stock with a fair market value of $352,000, which were tendered to us by two officers as consideration to satisfy minimum federal and statutory withholding requirements due on vested restricted shares.  These shares are held as treasury stock.  Net cash provided by financing activities was approximately $253.3 million for the six months ended June 30, 2005 and primarily related to the funding from short-term borrowings under repurchase agreements which we used to finance purchases of MBS.

During the first half of 2006, the Company’s principal sources of liquidity consisted of proceeds received from the sale of a portion of our MBS portfolio, principal and interest payments received on its portfolio of MBS, and other cash flows generated by operations. The Company’s most significant uses of cash have included the repayment of all our borrowings under repurchase agreements and the acquisition costs of UCC. During the first half of 2005, the Company’s principal sources of liquidity consisted of borrowings under repurchase agreements, principal and interest payments received on its portfolio of MBS, and other cash flows generated by operations. The Company’s most significant uses of cash have included purchases of MBS and payments to fund operations. Over the next several quarters our primary focus will be the acquisition of intellectual property

We believe that our cash and cash equivalents and short-term investments, combined with the cash flows from operations and the utilization of available borrowings, will be sufficient to enable us to meet anticipated liquidity requirements. At June 30, 2006, we had master repurchase arrangements in place with four counterparties, covering up to an aggregate of at least $850 million of borrowings. As of June 30, 2006 we had no outstanding borrowings under repurchase agreements.

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

CONTRACTUAL OBLIGATIONS

The following table reflects our contractual commitments, including our future minimum lease payments as of June 30, 2006:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Facility Leases	$3,133	$1,171	1,962	$—	$—
Less: Subleases	(2,726)	(926)	(1,800)	—	—
Facility Leases, Net	407	245	162

Total	$407	$245	$162	$—	$—

The chart above does not include a guarantee obligation that the Company continues to have with respect to one remaining lease used for discontinued operations that the Company has assigned to a third party. The Company is no longer the primary lessee. The maximum aggregate amount owed under the remaining lease is approximately $44,000 and the lease expires in September 2006. The fair value of the guarantee is not material as of June 30, 2006.  In connection with the acquisition of UCC, the Company is obligated to pay $25,000 per month under an operating lease for offices located in New York City. The Company is currently negotiating  a new lease and anticipates the monthly rent to increase in future periods.

As of June 30, 2006, we held an $8.8 million FNMA discount note to collateralize an irrevocable standby letter of credit that was put in place when our former Mobile Government business entered into a sales agreement with Hamilton County, Ohio to provide an automated field reporting solution and real time wireless data infrastructure. The letter of credit provides collateral assurance of performance under the sales agreement. The terms of the sales agreement and the standby letter of credit state that Hamilton County can only draw on the letter of credit after (1) completing the internal dispute resolution process set forth in the sales agreement and (2) providing notice to Mobile Government of its intent to declare a default under the sales agreement and proceed against the letter of credit. A draw of the funds under the standby letter of credit is subject to the limitations of liability contained in the sales agreement. The FNMA discount note is a cash equivalent and is included in restricted cash. The letter of credit is required to remain in place through December 31, 2006.

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

We seek to manage the interest rate, market value, liquidity, and prepayment risks inherent in our MBS strategy in a responsible manner designed to promote our growth and success while, at the same time, seeking to maximize stockholder value. We are not planning to be averse to risk, but are aiming to assume only those risks we believe we can manage and which we believe will produce a sufficient return to justify taking those risks. However, with the acquisition of UCC and the implementation of our new IP business strategy we may need to sell some or all of our MBS investments to fund any cash required for the operations associated with our new IP business including the funding of the cash portion of any acquisitions of IP or IP centric businesses. Consequently, we plan on operating our MBS business in a manner that will minimize any potential losses that we may incur as a result of any sales that we may need to make to fund our new IP strategy.

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

Interest Rate Risk

All of our existing MBS are hybrid, adjustable-rate MBS and are subject to periodic and lifetime interest rate caps that limit the interest rate payable on our MBS. Hybrid adjustable-rate MBS typically include periodic caps on the interest rates on the underlying mortgages (generally, each rate adjustment is limited to 2% after the initial 36 month rate adjustment period and each 12 month rate adjustment period thereafter), as well as lifetime caps. Our borrowings, if any, are not subject to similar restrictions and therefore, in a period of rising short-term interest rates, such as currently exist, the interest rates on our borrowings increase without limitation, while the interest rates on our MBS do not experience corresponding increases. As discussed above, we repaid all of our outstanding borrowings associated with our MBS portfolio on March 27, 2006. Although the repayment of debt eliminated the risks associated with changes in our interest expense, interest income on MBS still will vary as a result of changes in interest rates and the size of our MBS portfolio. Changes in both interest rates and prepayment speeds are uncertain and represent principal risks of our MBS strategy. The remaining MBS in our portfolio will continue to be subject to additional fluctuations in market value. As a result, any future declines that are determined to be “other than temporary” will be charged against future operating results.

Market Value Risk

Our MBS investments are classified as available-for-sale assets. As such, they are reflected at fair value (i.e. market value), with any adjustment between cost and fair value, not considered to be “other than temporary,” reflected as part of accumulated other comprehensive income that is included in the balance sheet.

The chart below illustrates the effect on portfolio value should interest rates rapidly increase or decrease by 50, 100, and 200 basis points. We have estimated that the impact of these rate shocks will be parallel to each other, based on the current yield curve. Changes in interest rates that cause a decline in the projected market value in the MBS portfolio, as noted below, will also have a corresponding impact on our future earnings should the declines be considered “other than temporary” impairments under Statement of Accounting Standards 115. MBS market values continued to decline in the first half of 2006. Our portfolio of MBS as of June 30, 2006 was valued at $87.3 million. Assumptions made in calculating the impact on our MBS portfolio value from interest rate shocks include interest rates, prepayments and yield spread of MBS relative to prevailing interest rates.

Change in Interest Rate	Projected % Change in MBS Portfolio Value
- 200 basis points	1.69%
- 100 basis points	1.00%
- 50 basis points	0.53%
Base interest rate	0.00%
+ 50 basis points	(0.58)%
+100 basis points	(1.20)%
+ 200 basis points	(2.58)%

Liquidity Risk

Our primary liquidity risk would arise from financing long-maturity MBS with short-term borrowings should we again decide to leverage our MBS portfolio. Continued increases in short-term interest rates have negatively impacted the valuation of our MBS, which could limit our borrowing ability. This would increase our liquidity needs and could also reduce our ability to borrow or require us to sell a portion of our MBS investments at a time when their market value is below our cost. In addition, continued increases in short-term interest rates will increase interest costs on short-term borrowings and reduce future earnings.

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

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s chief financial officer and chief executive officer, of the effectiveness of the Company’s disclosure controls and procedures, as of June 30, 2006. Based on the evaluation as of June 30, 2006, the chief executive officer and chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.

We are currently in the process of incorporating the internal controls and procedures of UCC, which we acquired in June 2006, into our internal controls over financial reporting and extending our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include UCC. The Company will report on its assessment of the combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting and Disclosure Controls and Procedures

Excluding UCC, during the six months ended June 30, 2006, no change occurred in the Company’s internal control over financial reporting that  materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

As to Aether, these actions were filed on behalf of persons and entities that acquired the Company’s stock after its initial public offering in October 20, 1999.  Among other things, the complaints claim that prospectuses, dated October 20, 1999 and September 27, 2000 and issued by Aether in connection with the public offerings of common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws because the prospectuses allegedly failed to disclose that the offerings’ underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers which were designed to maintain, distort and/or inflate the market price of the Company’s common stock in the aftermarket.  The actions seek unspecified monetary damages and rescission.  Aether believes the claims are without merit and is vigorously contesting these actions.

Initial motions to dismiss the case were filed and the court held oral argument on the motions to dismiss on November 1, 2002.  On February 19, 2003, the court issued an Opinion and Order on defendants’ motions to dismiss, which granted the motions in part and denied the motions in part.  As to Aether Systems, the motion to dismiss the claims against it was denied in its entirety.  Discovery has now commenced.  The plaintiffs voluntarily dismissed without prejudice the officer and director defendants of Aether.  On June 26, 2003, the Plaintiff’s Executive Committee in this case announced a proposed settlement with the issuers.  The proposed settlement is a settlement among the plaintiffs, the issuer-defendants, including Aether, and the officer and director defendants of the issuers.  The plaintiffs will continue litigating their claims against the underwriter-defendants.  Under terms of the proposed settlement, Aether would not incur any material financial or other liability.  On June 14, 2004, the plaintiffs and issuer defendants presented the executed settlement agreement to Judge Scheindlin during a court conference.  Subsequently, plaintiffs and issuers made a motion for preliminary approval of the settlement agreement.  On July 14, 2004, the underwriter defendants filed a memorandum of law in opposition to plaintiffs’ motion for preliminary approval of the settlement agreement.  Reply briefs in support of the settlement were submitted to the court.  In December 2004, the court ordered additional briefing on the motion.  All of the additional briefs were submitted to the court.  On February 15, 2005, Judge Scheindlin issued an Opinion and Order granting preliminary approval to the settlement agreement.  The process of communicating formal notice of the proposed settlement to the plaintiff classes has been completed.    The court held a fairness hearing on the proposed settlement on April 24, 2006, and has not yet ruled on the motion for final approval.  There can be no assurance such approval will be granted.

On March 13, 2006, a complaint captioned Geologic Solutions, Inc., v. Aether Holdings, Inc. was filed against the Company in the Supreme Court for the State of New York, New York County.  The complaint generally alleges that plaintiff Geologic was damaged as a result of certain alleged breaches of contract and fraudulent inducement arising out of Aether’s alleged misrepresentations and failure to disclose certain information in connection with the asset purchase agreement dated as of July 20, 2004 for the purchase and sale of our Transportation business.  The allegations in Geologic’s complaint are substantially similar to claims Geologic made in a previous request to the Company for indemnification.  The complaint seeks monetary damages “in an amount not less than $30 million” and other relief.  During the second quarter of 2006, the plaintiff agreed to substitute Aether Systems, Inc. for Aether Holdings, Inc. as defendant in the case because Aether Systems, Inc. was the party to the asset purchase agreement upon which Geologic’s claims are based. The Company continues to believe that all of the allegations in the complaint are without merit and plans to vigorously defend against this action; however, we cannot predict the outcome of this litigation, and an adverse resolution of such claims could require us to make a significant cash payment to Geologic. In such event, we would record a charge against discontinued operations, further increasing the loss on the sale of the Transportation segment.

UCC and Mr. D’Loren in his capacity as president of UCC are parties along with an unrelated party to litigation resulting from a default on a loan which UCC referred to a third party. A guarantor of the obligation alleges that the defendants fraudulently caused the guarantor to relinquish ownership of and/or valuable rights to certain intellectual property. The plaintiff seeks damages for the alleged loss of value on these assets. UCC believes this claim is without merit and is vigorously defending this action.  UCC’s insurance carrier is providing a legal defense in this matter which was adjudicated in New York State. Subsequently, the case was dismissed and an appeal by the plaintiff is currently being adjudicated in Tennessee. However, the matter is in the early stages of discovery and the outcome cannot be estimated at this time; the loss, if any, could exceed existing insurance coverage and any excess could adversely affect the Company’s financial condition and results.

In addition to the matters discussed above, the Company becomes involved from time to time in other litigation in the ordinary course of its business.  As of the date of this Report, there are no other proceedings that management considers material to the Company.

ITEM 1A.           RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.  The following information sets forth material changes from the risk factors previously disclosed in our Annual Report on Form 10-K dated March 15, 2006.

We have incurred significant losses throughout our history and may not be profitable in the future.

Since our inception, we have incurred net losses of $2,469 million and have only reported net income in 2 fiscal quarters, when our sole business was the management of our MBS portfolio.  We only recently acquired UCC and began to implement our new IP-centric business strategy.  There is no assurance that we will be able to operate this new IP business profitably or to report net income in the future.

Our IP-centric business is new, and we may not be successful in operating or expanding it.

We only recently began to implement our IP-centric business, by acquiring UCC in June 2006.  Neither we nor UCC have any history of acquiring IP, or IP-centric businesses, and managing IP assets and businesses.  Historically, UCC and its principals (including the founder and chief executive officer of UCC, who is now our chief executive officer) provided banking, finance, consulting and other advisory services to IP-centric businesses but did not own or manage an IP-centric business directly.  As a result, we may encounter unanticipated difficulties or challenges as we work to implement our new business strategy.  If we are unable to address and overcome such difficulties or challenges, we may not be successful with our new business strategy.

We may incur losses if we are required to sell all or a portion of our MBS portfolio under adverse market conditions.

As we pursue IP-centric acquisitions, we expect that we will need to liquidate our MBS portfolio over time to finance the cash portion of any acquisition consideration.  If we are required to sell MBS to complete an acquisition at a time when the prices of MBS are below the cost of our existing MBS investments, we may be required to sell those MBS investment at a loss.  This will have a negative impact on our financial results and also will reduce the amount of cash we have available to fund acquisitions.

We are dependent upon our chief executive officer, Robert W. D’Loren.  If we lose Mr. D’Loren’s services, we may not be able to successfully implement our IP business strategy.

The successful implementation of our IP business strategy will depend primarily upon the efforts of Robert W. D’Loren, our chief executive officer.  Mr. D’Loren is the former president and chief executive officer of UCC and is the primary person responsible for conceiving of and implementing our IP business strategy.  Although we have entered into an employment agreement with Mr. D’Loren that runs through June 2009, there is no guarantee that he will remain employed by us throughout the period.  If he ceases to work with us, or if his services are reduced, we will need to identify and hire other qualified executives, and we may not be successful in finding or hiring adequate replacements.  This could impede our ability to fully implement our IP business strategy, which would harm our business and prospects.

The market price of our common stock has been, and may continue to be, volatile, which could reduce the market price of our common stock and, among other things, make it more expensive for us to complete acquisitions using our stock as consideration.

Since we announced the acquisition of UCC and the hiring of Mr. D’Loren, the trading price of our common stock has experienced significant price and volume fluctuations. This market volatility could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to actual or anticipated variations in our quarterly operating results, announcements by us or by third parties on whom we rely or against whom we compete, factors affecting the markets in which we do business or changes in national or regional economic conditions.  If our stock price declines, we may be required to issue additional shares to complete acquisitions, which would make them more dilutive to our stockholders.  The market price of our common stock also could be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies against whom we compete or companies in the industries in which our licensees compete.

If we have a dispute with our chief executive officer with respect to the contingent consideration and indemnification claims arising from our acquisition of UCC, our business could be adversely affected.

In June 2006 we acquired UCC from Mr. D’Loren and UCC’s other security holders.  Mr. D’Loren directly and through affiliated entities controlled UCC, and in addition, Mr. D’Loren served as UCC’s president and chief executive officer.  Under the terms of the merger agreement, Mr. D’Loren was named as the representative of all of UCC’s former security holders to deal with all post-closing issues.  The merger agreement provides the former UCC security holders the right to receive contingent consideration of up to an additional 2.5 million shares of our common stock and up to $10 million in cash if certain stock price and EBITDA targets are satisfied.  In addition, the former UCC security holders are required to indemnify us for breaches of the representations, warranties and covenants made by UCC and the former UCC security holders.  In the event of a dispute arising over the payment of any additional merger consideration or indemnification claims we bring against the former UCC security holders, we will be adverse to Mr. D’Loren.  While we intend to work to avoid any such conflict with Mr. D’Loren, if a conflict arises, it may distract him from carrying out our business strategy, or possibly result in the loss of Mr. D’Loren’s services to us.  Because other members of the UCC management and staff also are former UCC security holders, these disputes could have an adverse effect on our relationship with other key employees in our business.

Risks about our acquisition strategy

We are unlikely to become profitable unless we can identify and acquire IP and IP-centric businesses on favorable terms.

Our ability to achieve our business objective of becoming profitable will depend on our ability to identify and acquire suitable acquisitions on favorable terms, so that we can increase our revenues and generate net income.  If we are unable to complete acquisitions on favorable terms, our new IP business will be very limited and may not generate sufficient revenues to cover our expenses.  There is no assurance that we will be able to complete any future acquisitions or that such transactions, if completed, will contribute positively to our operations and financial results and condition.

Competition may negatively affect our ability to complete suitable acquisitions.

We believe that there are a limited number of other companies competing for acquisitions of the type that we are seeking.  However, we will face competition for acquisitions, and competition may increase as the business strategy we are pursuing continues to receive publicity.  Existing and future competitors may be larger than us and have access to greater financial and other resources.  As a result, acquisitions may become more expensive, and we may face greater difficulty in identifying suitable acquisition candidates on terms that we believe will make sense.  If we are unable to expand our business by completing acquisitions on favorable terms, our financial results are may be negatively affected.

Acquisitions involve numerous risks that we may not be able to address or overcome.  This could result in acquisitions that negatively affect our business and financial results.

Even if we are successful in completing IP-centric acquisitions, we may not be able to achieve or maintain profitability levels that will justify our investments in those acquisitions.  Among other things, we may not be able to realize anticipated benefits from our acquisitions, including various synergies and economies of scope and scale.  Each acquisition involves numerous risks, any of which could have a detrimental effect on our results of operations and/or the value of our equity. These risks include, among others:

•                  overpaying for acquired assets or businesses;

•                  being unable to license, market or otherwise exploit IP that we acquire on anticipated terms or at all;

•                  negative effects on reported results of operations from acquisition-related expenses and amortization of acquired intangibles;

•                  diversion of management’s attention from management of day-to-day operational issues;

•                  failing to maintain focus on, or ceasing to execute, core strategies and business plans as our IP portfolio grows and becomes more diversified;

•                  failing to acquire or hire additional successful managers, or being unable to retain critical acquired managers;

•                  potential adverse effects of a new acquisition on an existing business or business relationship; and

•                  underlying risks of the businesses that we acquire, which may differ from one acquisition to the next, including those related to entering new lines of business or markets in which we have little or no prior experience.

Our ability to grow through the acquisition of additional IP assets and business will depend on the availability of capital to complete acquisitions.

We intend to finance our IP acquisitions through a combination of available cash, bank or other institutional financing (including through IP securitizations), and issuances of equity and possibly debt securities.  As of June 30, 2006, we have approximately $126 million of cash on hand (including restricted cash) and outstanding MBS securities and no existing bank debt or other amounts outstanding under borrowing arrangements.  There is no assurance that we will be able to secure borrowings in the future to fund acquisitions, either on terms that we consider reasonable or at all.  In addition, because of Section 382 of the Internal Revenue Code of 1986, as amended, we face limitations on the number of shares of equity that we can issue without triggering limitations on our future ability to use our substantial accumulated tax loss carryforwards.  Under certain circumstances, these limitations (if triggered) could significantly or, under certain circumstances, totally reduce the future value of our tax loss carryforwards (assuming we are able to generate taxable income that would benefit from the use of the tax loss carryforwards).  As a result of these factors, we may lack access to sufficient capital to complete acquisitions that we identify and want to complete.  In such a case, our inability to complete acquisitions could have a material adverse effect on our business, our financial results and the trading price of our stock.

Risks about the businesses we acquire

Our business will depend on market acceptance of the IP that we intend to acquire such as trademarks, brands and franchise rights.  We expect these markets to be highly competitive.

Continued market acceptance of the IP that we intend to acquire, such as trademarks, brands and franchise rights is critical to our future success and subject to great uncertainty.  The consumer branded products industries on which we expect to focus our acquisition activities are extremely competitive, both in the United States and overseas.  Accordingly, we expect that we and our future licensees and other business partners (including franchisees) will face intense and substantial competition with respect to marketing and expanding products and services under acquired IP.  As a result, we may not be able to attract licensees, franchisees and other business partners on favorable terms or at all.  In addition, licensees and other third parties with whom we deal may not be successful in selling products and services that make use of our acquired IP.  They (and we) also may not be able to expand the distribution of such products and services into new markets.

In general, competitive factors include quality, price, style, name recognition and service.  In addition, the presence in the marketplace of short-lived “fads” and the limited availability of shelf space can affect competition for many consumer products.  Changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing products and outlets also can affect market results.  Competing trademarks and brands may have the backing of companies with greater financial, distribution, marketing, capital and other resources than do us or our licensees and other business partners.  This may increase the obstacles that we and they face in competing successfully.  Among other things, we may have to spend more on advertising and marketing or may need to reduce the amounts that we charge licensees and other business partners.  This could have a negative impact on our business and financial results.

Because we expect to rely on unaffiliated third parties to market, distribute, sell and in some cases design products and services using IP such as trademarks and brands that we license, the success of our business may depend upon various factors that are beyond our control.

We expect to have limited personnel and operations.  Substantially all of our earnings are expected to come from royalties generated from licensees, franchisees and similar contractual relationships involving IP that we acquire.  Licensees, franchisees and other business partners are independent operators, and we will not exercise day-to-day control over any of them.  As a result, our business will face a number of risks, including the following:

•                  We expect that products using our IP will be manufactured to by third party licensees, either directly or through third-party manufacturers on a subcontract basis.  All manufacturers have limited production capacity, and the ones with whom we work (directly or indirectly) may not, in all instances, be able to satisfy manufacturing requirements for our (and our licensees’) products.

•                  We expect to provide limited training and support to franchisees. Consequently, franchisees may not successfully operate their businesses in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel.

•                  While we will try to ensure that our licensees and other business partners maintain a high quality of products and services that use our IP, they may take actions that adversely affect the value of our IP or our business reputation.

Our failure to protect proprietary rights that we acquire could decrease the value of those assets.

We expect to acquire a combination of trademarks, copyrights, franchise rights, service marks, trade secrets and similar intellectual property rights. The success of our IP business strategy will depend in part on our ability to license this intellectual property for use by third parties in selling various products and services and developing brand and product awareness in new geographic and product markets.  Although we expect that much of our intellectual property will be protected by registration or other legal rules in the United States, in some cases registration may not be in place or available, particularly outside of the United States.  In some cases, third parties may be using similar trademarks or other intellectual property in certain countries, and we may not be able to use certain of our intellectual property in those countries.

We intend to monitor on an ongoing basis unauthorized filings of registrations for our trademarks and other intellectual property and to rely primarily upon a combination of trademark, copyright, know-how, trade secrets and contractual restrictions to protect our intellectual property rights. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that actions taken in the past, or that we take in the future, to establish and protect our proprietary rights will be adequate to prevent infringement by others, or prevent a loss of revenue or other damages.  In addition, the laws of some countries do not protect intellectual property rights to the same extent as the laws of the United States.

We may be required to spend significant time and money on protecting or defending our intellectual property rights.

We may from time to time be required to institute litigation to enforce legal protections that we believe apply to intellectual property that we acquire, including to protect our trade secrets.  Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects, regardless of whether we are able to successfully enforce our rights.  In addition, to the extent that any of the intellectual property we acquire is deemed to violate the proprietary rights of others, we could be prevented from using it, which could cause a termination of licensing and other commercial arrangements.  This would adversely affect our revenues and cash flow.  We also could be required to defend litigation brought against us, which can be costly and time-consuming.  It could also result in a judgment or monetary damages being levied against us.

The acquisition of IP assets and IP-centric businesses will result in us recording a material amount of goodwill and other intangible assets on our balance sheet.  If we are required to write down a portion of this goodwill and other intangible assets, our financial results would be adversely affected.

As a result of our acquisition strategy, we expect that a significant portion of our assets will consist of intangible assets (including goodwill).  Under current accounting standards we will be able to amortize intangible assets over either their respective useful lives or a period of five to fifteen years. We will not amortize goodwill and certain other intangible assets which meet specified accounting criteria.  We may not be able to realize the full fair value of intangible assets and goodwill from our acquisitions.  We will evaluate on a regular basis whether all or a portion of acquired goodwill and intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. Any write-down of acquired goodwill or intangible assets resulting from future periodic evaluations would decrease our net income, and those decreases could be material.

Material weaknesses in disclosure controls and procedures and internal control over financial reporting of the businesses we acquire could adversely impact our ability to provide timely and accurate financial information.

The integration of acquisitions includes ensuring that our disclosure controls and procedures and our internal control over financial reporting effectively apply to and address the operations of newly acquired businesses. While we will make every effort to thoroughly understand any acquired entity’s business processes, our planning for proper integration into our company can give no assurance that we will not encounter operational and financial reporting difficulties impacting our controls and procedures.  As a result, we may be required to change our disclosure controls and procedures or our internal control over financial reporting to accommodate newly acquired operations, and we may also be required to remediate historic weaknesses or deficiencies at acquired businesses. Our review and evaluation of disclosure controls and procedures and internal controls of the companies we acquire may take time and require additional expense, and if they are not effective on a timely basis could adversely affect our business and the market’s perception of our company.

Other risks and uncertainties including those associated with our MBS business are discussed in detail in our 2005 Annual Report on Form 10-K and should be reviewed carefully.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As consideration for the acquisition of UCC, on June 6, 2006, the Company issued 2.5 million shares of Company common stock to the former security holders of UCC.  In addition, the Company issued into escrow 900,000 shares that will be issued to the former security holders of UCC if and when the Company achieves specific operating and stock price thresholds.  In issuing such shares, the Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Also on June 6, 2006, the Company issued a warrant to purchase an aggregate of 125,000 shares of its common stock, at an exercise price of $4.10 per share, to Mr. D’Loren.  In issuing the warrant, the Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

In connection with the closing of the acquisition of UCC, the Company issued to Jefferies & Company, Inc., its financial advisor, a warrant to purchase 440,000 shares of common stock with an exercise price of $3.193 per share.  The warrant is immediately exercisable and constitutes a portion of the fee payable by the Company to Jefferies in connection with the closing of the UCC acquisition.

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

On June 6, 2006, we acquired UCC Capital Corp. and its affiliated entities.  UCC is an industry leader in providing strategic advice and structured finance solutions to businesses that depend substantially on their valuable intellectual property (what we refer to as “IP-centric businesses”).  Robert W. D’Loren, formerly UCC’s president and chief executive officer and its controlling stockholder, became our new chief executive officer upon completion of the acquisition.

With the acquisition of UCC and the hiring of Mr. D’Loren, we initiated a new business strategy focused on acquiring and developing a portfolio of IP and IP-centric businesses.  We expect that this IP will include trademarks, trade names, copyrights, franchise rights, patents, trade secrets, know-how and other similar, valuable property, primarily in consumer branded products. We also continue to operate our existing MBS business.

The IP Business Strategy

Historically, UCC and its principals (including Mr. D’Loren) provided banking, finance, consulting and other advisory services to IP-centric businesses but did not own or manage an IP-centric business directly.  While UCC has continued to provide these services to third-parties since we acquired it, our intention is to transition to a business model in which we acquire IP and IP-centric businesses directly and to manage and develop these businesses using our new value net business model.

Our strategy will be to generate revenue from licensing and other commercial arrangements with third parties who want to use the IP that we own.  These third parties will pay us licensing and other contractual fees and royalties for the right to use our IP on either an exclusive or non-exclusive basis.  Our contractual arrangements may apply to a specific product market, a specific geographic market, or to multiple markets.

We expect that licensing and other contractual fees paid to us will include a mixture of upfront payments, required periodic minimum payments (regardless of sales volumes), and volume-dependent periodic royalties (based upon the number or dollar amount of branded products and services sold).  Accordingly, we expect that our revenues will reflect both recurring and non-recurring payment streams. A significant reason for our strategy is that it involves a highly scaleable business model.  We will not be required to incur substantial operating or capital costs to expand the business, as we will not manufacture, warehouse or distribute the branded products associated with the IP we acquire or build our stores in franchise operations.  We intend to rely on our third-party licensees and other business partners to perform such services.  However, we will generally be involved in the marketing, promotion and quality control of products and services that make use of our IP (such as trademarks and trade names that we own).  We also may provide certain product design support.

We believe that a small number of employees will be able to manage and support a large portfolio of IP and IP centric businesses that we intend to acquire.  In addition, we expect that our strategy will require relatively small amounts of working capital, low capital expenditures (other than those incurred in connection with our acquisitions), little or no production or manufacturing costs or retail capital costs and significantly reduced design, marketing, distribution and other operating expenses.  As a result, we expect to be able to realize relatively high operating margins, particularly as compared to traditional full-line retailers, wholesalers, and/or franchisors. We believe that our strategy will permit rapid growth, while simultaneously reducing the risks otherwise associated with the development of traditional full-line retail, wholesale or franchise infrastructure.  We believe that our business will operate at high margins as compared to the margins we would expect if we did not rely on third parties to exploit our IP.

Plans to Grow the IP Business

We intend to grow our business by acquiring IP and IP-centric businesses which include consumer brand products and franchise businesses. We will also continue to provide strategic consulting and financing advice to selected IP-centric businesses that we do not own. While we do not currently own or license any IP, the UCC team has been engaged in discussions regarding a number of potential acquisitions since joining Aether.  In addition, as a result of UCC’s historic business of advising third parties, we believe that parties seeking to sell their IP and IP-centric businesses will think of us when considering a sale or other significant business transaction.  We expect to be pursuing potential acquisitions on a regular basis, subject to the availability of adequate capital and managerial resources.

Financing Our Growth

We intend to finance the acquisition of IP and IP centric businesses through a combination of available cash, bank or other institutional financing (including through IP securitizations), and issuances of equity and possibly debt securities.  We have approximately $126 million of cash on hand (including $8.6 restricted cash) and outstanding MBS securities as of June 30, 2006, and no existing bank debt or other amounts outstanding under borrowing arrangements.   We expect that a significant portion of the purchase price of the IP and IP-centric businesses we acquire will be financed at the closing by securitizing the IP that we are acquiring.  In general, we will securitize IP assets by placing IP assets into a special purpose vehicle, which would then issue bonds backed by the assets and/or the royalty streams we expect to receive from the IP.  Our ability to successfully securitize the IP assets we acquire will depend on the certainty of future royalty streams, as well as the ability to continue to exploit the IP once we own it.  We may also securitize assets following an acquisition to generate capital either for operational needs or to refinance acquisition indebtedness.

ITEM 6.                    EXHIBITS AND REPORTS

Exhibits

2.1

Agreement and Plan of Merger dated June 5, 2006, by and among UCC Capital Corp., UCC Consulting Corp., UCC Servicing, LLC, Aether Holdings, Inc., AHINV Acquisition Corp., the holders of UCC Shares identified therein and Robert W. D’Loren, as the Security holders’ Representative (Designated as Exhibit 2.1 to the Form 8-K dated June 7, 2006.)

10.1	Employment Agreement dated as of June 5, 2006, by and between Aether Holdings, Inc., a Delaware corporation, and Robert W. D’Loren (Designated as Exhibit 10.1 to the Form 8-K dated June 7, 2006.)

10.2	Stock Purchase Warrant issued to Robert D’Loren, dated as of June 5, 2006 (Designated as Exhibit 10.2 to the Form 8-K dated June 7, 2006.)

10.3	Stock Purchase Warrant issued to Jefferies & Company, Inc., dated as of June 5, 2006 (Designated as Exhibit 10.3 to the Form 8-K dated June 7, 2006.)

10.4	2006 Management Bonus Plan (Designated as Exhibit 10.4 to the Form 8-K dated June 7, 2006.)

10.5	Stock Option Grant Agreement between the Company and Robert W. D’Loren (Designated as Exhibit 10.5 to the Form 8-K dated June 7, 2006.)

10.6

Registration Rights Agreement, dated as of June 5, 2006, is made by and among Aether Holdings, Inc., a Delaware corporation, and those stockholders listed on Exhibit A thereto (Designated as Exhibit 10.6 to the Form 8-K dated June 7, 2006.)

21.1	Subsidiaries of Aether Holdings, Inc.

31.1	Certification pursuant to 17 C.F.R § 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert W. D’Loren.

31.2	Certification pursuant to 17 C.F.R § 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David C. Reymann.

32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert W. D’Loren and David C. Reymann.

*  Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 4, 2006

Aether Holdings, Inc.

By:	/s/ David C. Reymann
David C. Reymann
Chief Financial Officer
(Principal Financial and Accounting Officer)