Form 10-Q
period 2006-09-30
AETHER HOLDINGS INC
filed 2006-11-09
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27707

NEXCEN BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2783217
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1330 Avenue of the Americas, 40th Floor, New York, NY	10019-5400
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (212) 277-1100

Aether Holdings, Inc.

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

As of October 31, 2006, 46,534,296 shares of the Registrant’s common stock, $.01 par value per share, were outstanding.

NEXCEN BRANDS, INC.
QUARTERLY REPORT ON FORM 10-Q
THE QUARTER ENDED SEPTEMBER 30, 2006

INDEX

PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS
Condensed consolidated balance sheets as of September 30, 2006-unaudited and December 31, 2005
Condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005-unaudited
Condensed consolidated statements of stockholder’s equity for the nine months ended September 30, 2006 and 2005- unaudited
Condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005-unaudited
Notes to the unaudited condensed consolidated financial statements
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4:	CONTROLS AND PROCEDURES
PART II:	OTHER INFORMATION
ITEM 1:	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS
ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3:	DEFAULTS UPON SENIOR SECURITIES
ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5:	OTHER INFORMATION
ITEM 6:	EXHIBITS

PART I—FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

NEXCEN BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$36,561	$1,092
Mortgage-backed securities, at fair value	80,236	253,900
Interest receivable	544	1,174
Restricted cash	8,633	8,633
Property and equipment, net	228	255
Prepaid expenses and other assets	1,133	954
Goodwill	10,050	—
Intangible assets, net	4,398	—
Total assets	$141,783	$266,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$3,168	$4,465
Repurchase agreements	—	133,924
Accrued employee compensation and benefits	459	70
Accrued interest payable	—	48
Accrued restructuring costs	815	—
Other liabilities	1,008	1,114
Total liabilities	5,450	139,621

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 46,534,296 shares issued and outstanding at September 30, 2006 and 44,018,946 shares issued and outstanding at December 31, 2005	466	440
Additional paid-in capital	2,605,277	2,593,085
Accumulated deficit	(2,469,613)	(2,467,138)
Unrealized gain on investments available for sale	555	—
Treasury stock	(352)	—
Total stockholders’ equity	136,333	126,387
Total liabilities and stockholders’ equity	$141,783	$266,008

See accompanying notes to Condensed Consolidated Financial Statements.

NEXCEN BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income from mortgage-backed securities	$921	$3,252	$4,477	$7,158
Interest income from cash and cash equivalents	419	66	775	301
Interest expense on repurchase agreements	—	(2,132)	(1,354)	(3,851)
Net interest income	1,340	1,186	3,898	3,608

Gain (loss) on sale of mortgage-backed securities	—	(159)	(490)	264
Other than temporary impairment on mortgage-back securities	—	—	(552)	—
Other income	415	53	497	260
Advisory and other fees	54	—	65	—
Other operating income (loss)	469	(106)	(480)	524

Operating expenses:
Selling, general and administrative expenses	(2,281)	(1,036)	(5,146)	(4,146)
Investment advisor fees	(44)	(108)	(134)	(289)
Depreciation and amortization	(207)	(29)	(256)	(107)
Restructuring charge	(80)	—	(869)	7
Total operating expenses	(2,612)	(1,173)	(6,405)	(4,535)

Operating loss	(803)	(93)	(2,987)	(403)
Non-operating income (expense)
Other interest income	314	331	856	901
Investment loss	—	—	—	(19)
Total non-operating income	314	331	856	882
Income (loss) from continuing operations	(489)	238	(2,131)	479
Discontinued operations
Loss on sale of discontinued operations	(333)	(1,073)	(344)	(1,194)
Loss from discontinued operations	(333)	(1,073)	(344)	(1,194)
Net loss	(822)	$(835)	(2,475)	$(715)

Other comprehensive income (loss):
Unrealized holding gains (losses) on investments available for sale	555	(2,728)	555	(3,332)
Comprehensive loss	$(267)	$(3,563)	$(1,920)	$(4,047)
Net income (loss) per share (basic and diluted) from continuing operations	$(0.01)	$0.01	$(0.04)	$0.01
Loss on sale of discontinued operations	(0.01)	(0.03)	(0.01)	(0.03)
Net loss per share (basic and diluted)	$(0.02)	$(0.02)	$(0.05)	$(0.02)
Weighted average shares outstanding
Basic	46,534	44,019	45,098	44,006
Diluted	46,534	44,019	45,098	44,006

See accompanying notes to Condensed Consolidated Financial Statements.

NEXCEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)
(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Unrealized Gain (Loss) On Investments	Total
Balance at December 31, 2004	$—	$440	$2,592,977	$(2,462,611)	$—	$(216)	$130,590
Exercise of options and warrants	—	—	32	(7)	—	—	25
Option and warrant expense	—	—	76	—	—	—	76
Unrealized loss on investments available for sale	—	—	—	—	—	(3,332)	(3,332)
Net loss	—	—	—	(715)	—	—	(715)
Balance at September 30, 2005	$—	$440	$2,593,085	$(2,463,333)	$—	$(3,548)	$126,644

Balance at December 31, 2005	$—	$440	$2,593,085	$(2,467,138)	$—	$—	$126,387
Exercise of options and warrants	—	—	1		—	—	1
Option and warrant expense	—	—	1,966		—	—	1,966
Common stock issued		26	10,225			—	10,251
Common stock repurchased	—	—	—		(352)	—	(352)
Unrealized gain on investments available for sale	—	—	—	—	—	555	555
Net loss	—	—	—	(2,475)	—	—	(2,475)
Balance at September 30, 2006	$—	$466	$2,605,277	$(2,469,613)	$(352)	$555	$136,333

See accompanying notes to consolidated financial statements.

NEXCEN BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:		(revised)
Net (loss) income from continuing operations	$(2,131)	$479
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	256	107
Amortization of mortgage premiums	—	442
Other than temporary impairment loss on mortgage-backed securities	552	—
Realized loss on sale of MBS	490	—
Share-based compensation expense	1,084	76
Investment gains, including impairments	—	(245)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	630	(933)
Decrease in prepaid expenses and other assets	19	3,693
(Decrease) increase in accounts payable, accrued expenses, accrued employee compensation & benefits, and accrued interest payable	(1,448)	27
Increase (decrease) in accrued restructuring costs and other liabilities	763	(259)
Discontinued operations	(344)	(1,194)
Net cash (used in) provided by operating activities	(129)	2,193
Cash flows from investing activities:
Sales and maturities of investments available for sale	138,978	106,724
Purchases of mortgage-backed securities	—	(387,349)
Principal payments from mortgage-backed securities	34,199	58,150
Purchase (disposal) of property and equipment, net	(9)	32
Acquisition, net of cash acquired	(3,296)	—
Net cash provided by (used in) investing activities	169,872	(222,443)
Cash flows from financing activities:
Decrease in restricted cash	—	199
(Repayment of) proceeds from repurchase agreements	(133,924)	181,749
Purchase of treasury stock	(352)	—
Exercise of options and warrants	2	25
Net cash (used) provided by financing activities	(134,274)	181,973
Net increase (decrease) in cash and cash equivalents	35,469	(38,277)
Cash and cash equivalents, beginning of period	1,092	60,723
Cash and cash equivalents, end of period	$36,561	$22,446
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,403	$3,773

Supplemental disclosure of non-cash investing and financing activities:

In June 2006 and in connection with the acquisition of a business, the Company issued 2.5 million shares of common stock, 440,000 warrants and options to acquire 106,236 shares of stock with an aggregate fair value of $11,077,000.

For the nine months ended September 30, 2006 and 2005, the Company recorded unrealized holding gains and (losses) of $555,000 and ($3,332,000), respectively, associated with its investments available for sale.  These amounts have been reported through changes in stockholders equity.

See accompanying notes to Condensed Consolidated Financial Statements.

NEXCEN BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, DESCRIPTION OF THE BUSINESS, AND BASIS OF PRESENTATION

(a) ORGANIZATION AND DESCRIPTION OF THE BUSINESS

At the October 31, 2006 annual stockholders meeting, the stockholders of Aether Holdings, Inc. approved a name change of Aether Holdings, Inc. to NexCen Brands, Inc.   NexCen Brands, Inc. (the “Company” or “NexCen”) is a holding company that owns 100% of the stock of each of Aether Systems, Inc., UCC Capital Corporation, and NexCen Franchising Brands, Inc.  Effective November 1, 2006, the Company changed its “ticker” symbol under which its stock is traded on the NASDAQ Global Market from “AETH” to “NEXC”.

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

On June 6, 2006 NexCen and its wholly-owned subsidiary AHINV Acquisition Corp. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UCC Capital Corp., UCC Consulting Corp. and UCC Servicing, LLC (collectively, “UCC”). The transactions contemplated by the Merger Agreement were completed on June 6, 2006. Each UCC entity was merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of NexCen.  Subsequent to the merger, Merger Sub was renamed UCC Capital Corp.  Historically, UCC Capital has provided strategic advice and structured finance solutions to intellectual property (“IP”) centric companies. IP centric companies own, license or otherwise possess rights to trademarks, trade names, copyrights, patents, trade secrets and other intangible assets. While UCC has continued to provide these services to third-parties since the merger, it is the Company’s intent to transition to a business model in which the Company acquires and manages IP and IP centric businesses primarily in the retail, consumer branded products and franchising business.

At the 2006 annual stockholders meeting, which was held on October 31, 2006, the Company’s stockholders approved the sale of its remaining mortgage backed securities (“MBS”) portfolio for the purpose of discontinuing its MBS business and allocating all cash proceeds from such sale to the growth and development of the Company’s intellectual property (“IP”) business.  One security was sold and settled on October 31, 2006, with the remainder sold pursuant to forward sale arrangements which will settle on November 21, 2006.  The Company expects to recognize a gain in the fourth quarter of 2006 of approximately $743,000 relating to the sale of these securities.  The Company is no longer engaged in the MBS business.

On November 7, 2006, the Company, through its NexCen Franchising Brands subsidiary, completed the purchase of all of the outstanding equity interests in Athlete’s Foot Brands, LLC (“Brands”) and Athlete’s Foot Marketing Support Fund, LLC (“AFMSF”), along with certain nominal fixed assets owned by an affiliate of Brands (the “Acquired Assets” and together with Brands and AFMSF, “TAF”) for initial consideration of $51.5 million, all in accordance with the terms of that certain Equity Interest and Asset Purchase Agreement, dated August 21, 2006, by and among the Company, NexCen Franchise Brands, Inc., NexCen Franchise Management, Inc., Athlete’s Foot Marketing Associates, LLC, Brands, and the stockholders named therein (the “TAF Agreement”).  The purchase price consisted of approximately $42.1 million in cash and approximately $9.4 million in common stock of NexCen. The Company intends to finance a portion of the cash amount from a new senior bank facility that it is in the process of negotiating.  The 1,413,423 initial shares of Company common stock issued was based on the average closing price of NexCen’s common stock over the five trading days prior to the closing.  At the closing, the Company also issued 500,000 warrants for the purchase of the Company’s common stock to one of the selling stockholders in connection with the transaction.  Additionally, the purchase agreement provides for a one-time contingent consideration payment of up to an additional $8.5 million. The contingent consideration payment will be determined based upon Brands’ December 31, 2006 audited financial statements and will be determined by taking the average of  the “Revenue Calculation” and the “EBITDA Calculation” as those terms are defined in the purchase agreement, for the four quarters ending December 31, 2006, less the initial consideration. Contingent consideration, if any, will be paid in the same proportion of cash and common stock as the initial consideration.  Brands is an athletic footwear and apparel franchisor with 600 retail locations in over 40 countries. AFMSF provides advertising and marketing support for the benefit of Brands’ franchisees.   AFMSF receives a percentage of royalty revenue received by Brands from franchisees and in turn uses those funds for print advertising, public relations, marketing and market research for the benefit of franchisees.

(b) BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  The Condensed Consolidated Balance Sheet as of September 30, 2006 and the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2006 and 2005, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005, have been prepared by the Company, without audit.  In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the Condensed Consolidated Financial Statements. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the operating results for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading.  These Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(c) RECLASSIFICATIONS

Certain 2005 amounts have been reclassified to conform to the current year presentation. None of these reclassifications had a material effect on the Company’s consolidated financial statements.

(d) REVISED CASH FLOWS

For the nine months ended September 30, 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributed to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

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

(2) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments with maturities of three months or less. Cash and cash equivalents consisted of the following:

(in thousands)	SEPTEMBER 30, 2006	DECEMBER 31, 2005
Cash	$393	$832
Money market accounts	1,136	222
U.S. Government Agency-sponsored securities	35,032	38
Total	$36,561	$1,092

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

(3) MORTGAGE-BACKED SECURITIES, AT FAIR VALUE

Prior to the discontinuation of its MBS business, the Company owned hybrid adjustable-rate mortgage-backed securities issued by the Federal National Mortgage Association (FNMA). Hybrid adjustable-rate MBS are characterized by periodic caps on the interest rates on the underlying mortgages (generally, each rate adjustment is limited to 2% after the initial 36 month rate adjustment period and each 12 month rate adjustment period thereafter) as well as lifetime caps.

At the end of 2005 and throughout 2006, management has not had the firm intention to hold the existing MBS investments until maturity or until such time the fair value of these securities would recover. Accordingly, the Company determined that unrealized losses in the MBS portfolio through June 30, 2006 should be considered other than temporary and should be charged against earnings. As a result, $552,000 was charged against earnings for the six months ended June 30, 2006. During the three months ended September 30, 2006, the fair value of these securities increased by $555,000, which was recorded as an unrealized holding gain on investments available for sale. This amount is reported as a component of stockholders’ equity at September 30, 2006, and will be recognized as a gain in the fourth quarter of 2006 since these securities were sold in October and November 2006.

During the first quarter of 2006, adverse market conditions resulted in a negative interest rate spread for the leveraged portion of the MBS portfolio. Consequently, the Company decided to de-lever its MBS portfolio and on March 8, 2006, entered into a commitment with Jefferies & Company, Inc. (“Jefferies”) to sell approximately $140 million of MBS. This transaction settled on March 27, 2006. The Company used approximately $119 million of the sale proceeds to repay all of its outstanding short-term borrowings under repurchase agreements. The impairment charge of approximately $4.0 million that was included in loss from continuing operations in the fourth quarter of 2005 included $2.5 million of losses associated with the specific MBS that the Company sold on March 27, 2006. The Company recorded an additional loss on the sale of these MBS of approximately $490,000 in the first quarter of 2006 in connection with this sale.

For the nine months ended September 30, 2005, the Company had recorded adjustments to unrealized holding losses of approximately $3,332,000 associated with its investments available for sale. This amount was reported as a component of other comprehensive loss in stockholders’ equity as the Company believed that these unrealized losses were temporary in nature.

Mortgaged-backed securities are summarized as follows:

September 30, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
FNMA	$79,681	$555	$—	$80,236

Interest income from mortgage-backed securities is as follows:

(in thousands)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Interest earned on MBS	$923	$4,486	$3,508	$7,616
Less: MBS premium amortization	—	—	(249)	(442)
Less: Custodian fees	(2)	(9)	(7)	(16)
Interest income from MBS portfolio	$921	$4,477	$3,252	$7,158

At the 2006 annual stockholders meeting, which was held on October 31, 2006, the Company’s stockholders approved the sale of its remaining mortgage backed securities (“MBS”) portfolio for the purpose of discontinuing its MBS business and allocating all cash proceeds from such sale to the growth and development of the Company’s intellectual property (“IP”) business.  One security was sold and settled on October 31, 2006, with the remainder sold pursuant to forward sale arrangements which will settle on November 21, 2006.  The Company expects to recognize a gain in the fourth quarter of 2006 of approximately $743,000 relating to the sale of these securities.  As a result, in all future accounting periods, the results of the MBS business, and the related assets and liabilities, will be reported as discontinued operations.

(4) REPURCHASE AGREEMENTS

Through the first quarter of 2006, the Company utilized borrowings under short-term repurchase agreements to fund acquisitions of MBS with a portion of its MBS portfolio serving as collateral. On March 27, 2006, the Company repaid all $119 million of its then outstanding short-term borrowings under repurchase agreements. There were no outstanding borrowings under short-term repurchase agreements as of September 30, 2006.

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

Effective October 31, 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) to replace the 1999 Plan and the 2000 Plan. The Company’s stockholders approved the adoption of the 2006 Plan at the 2006 annual stockholders’ meeting on October 31, 2006.  The 2006 Plan is now the sole plan for providing stock-based compensation to eligible employees, directors and consultants. The 1999 Plan and the 2000 Plans will remain in existence solely for the purpose of addressing the rights of holders of existing awards already granted under those plans. No new awards will be granted under the 1999 Plan and the 2000 Plan. A total of 3.5 million shares of common stock is initially reserved for issuance under the 2006 Plan, which represents approximately 7.4% of NexCen’s currently outstanding shares. Options under the 2006 Plan expire after ten years and are granted at an exercise price no less than the fair value of the common stock on the grant date.

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

The effect of adopting SFAS No. 123R is as follows;

(in thousands, except per share data)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Total share-based compensation expense	$405	$1,084
Effect on basic loss per share	$(0.01)	$(0.02)
Effect on diluted loss per share	$(0.01)	$(0.02)

Total share-based compensation expense was $405,000, $1,084,000, $0, and $75,000 for the three and nine months ended September 30, 2006 and 2005, respectively, and is included in selling, general and administrative expenses. The Company had issued 43,225 shares of restricted stock in 2002 to certain employees. All shares of restricted stock granted in 2002 were fully vested by the end of first half of 2005. The costs of these restricted shares were included in share-based compensation expense as of September 30, 2005. The Board of Directors authorized issuance of 250,000 shares of restricted stock to three of its senior officers during the first quarter of 2006, and the shares were then granted in the second quarter of 2006. Following this grant, 100,000 of these restricted shares vested on June 6, 2006 with a fair value of $410,000. The remaining 150,000 restricted shares have a three year vesting period. We repurchased 86,000 shares of common stock from the three grantees to fund their minimum statutory tax liability. These shares are recorded as treasury stock.

Because the Company adopted SFAS No. 123R using the modified prospective basis, the comparative 2005 interim period has not been restated. The following table sets forth the effect on net income and basic and diluted income (loss) per share as if the Company had applied the fair value recognition provisions for the three and nine month periods ended September 30, 2005.

(in thousands, except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income from continuing operations, as reported	$238	$479
Add stock-based employee compensation expense included in reported net income from continuing operations	—	75
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	(104)	(451)

Pro forma net income from continuing operations	$134	$103

Pro forma net income per share from continuing operations	$0.00	$0.00

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

A summary of stock option activity under the 1999 Plan, the 2000 Plan and warrants outstanding as of September 30, 2006 and changes during the nine months then ended is presented below:

	1999 Plan		2000 Plan		Warrants		Total
	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price
Outstanding at January 1,2006	1,077	$4.68	—	$—	872	$2.08	1,949	$3.52
Granted	3,669	3.98	206	1.96	565	3.39	4,440	3.82
Exercised	(50)	—	(50)	—	(1)	(1.60)	(101)	(0.02)
Forfeited	—	—	(5)	—	—	—	(5)	—
Expired	—	—	—	—	—	—	—	—
Outstanding at September 30, 2006	4,696	$4.19	151	$2.67	1,436	$2.60	6,283	$3.79

The Company settles option exercises by issuing shares to option holders. Included in the options granted are 3,500,000 stock options and warrants issued to UCC employees on June 6, 2006 in connection with the acquisition of UCC. In addition, in connection with closing of the merger, the Company was obligated to compensate its financial advisor for the transaction, Jefferies & Company, Inc., through the payment of a fee of $77,000 and the issuance of warrants exercisable through June 2009 to purchase 440,000 shares of Company common stock at an exercise price of $3.19 per share. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $414,000 and $110,000, respectively. Cash received during the nine months ended September 30, 2006 and 2005 from share options exercised under the share-based payment plans was $2,000 and $19,000, respectively.  The 50,000 shares exercised in both the 1999 Plan and 2000 Plan were related to restricted shares with an exercise price of $0.

A summary of the status of the Company’s outstanding grants of options and restricted stock that remain subject to vesting as of September 30, 2006, and changes during the nine months then ended is presented below:

	1999 Plan		2000 Plan		Warrants		Total
	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value
Nonvested at January 1,2006	178	$1.93	—	—	—	—	178	$1.93
Granted	3,669	1.36	206	$2.80	565	$1.45	4,440	1.44
Vested	(225)	(2.43)	(98)	(3.24)	(440)	(1.52)	(763)	(2.01)
Forfeited	—	—	(5)	(4.09)	—	—	(5)	(4.09)
Nonvested at September 30, 2006	3,622	$1.32	103	$2.31	125	$1.20	3,850	$1.34

The total unrecognized compensation cost related to non-vested share-based compensation agreements granted under all stock option plans as of September 30, 2006, was $4,649,000. The cost is expected to be recognized over the weighted-average period of approximately 2.7 years.

The following table includes information on fully vested stock options and stock options outstanding for each plan as of September 30, 2006:

	1999 Plan		2000 Plan		Warrants		Total
	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Warrants Outstanding	Warrants Currently Exercisable and Vested	Stock Options Outstanding	Stock Options and Warrants Currently Exercisable and Vested
Number (in thousands)	4,696	1,074	151	48	1,436	1,311	6,283	2,433
Weighted — average exercise price	$4.19	$4.69	$2.67	$1.90	$2.60	$2.46	$3.79	$3.43
Aggregate intrinsic value	$9,414	$2,499	$494	$196	$4,796	$4,566	$14,704	$7,261
Weighted - average remaining contractual term	8.7 years	5.5 years	7.9 years	8.6 years	5.0 years	4.6 years	7.9 years	5.0 years

(6) RESTRUCTURING CHARGES

As a result of the acquisition of UCC, the Company has relocated its principal corporate office to New York, NY and is in the process of evaluating existing operating costs and staffing levels. Certain reductions in staffing have already been determined and it is anticipated that as a result of the Company’s evaluation, additional reductions and/or changes in existing staffing are likely. Upon termination of employment, existing employees will be eligible for separation benefits including severance payments. Consequently, for the three and nine months ended September 30, 2006 the Company has recorded restructuring charges of $80,000 and $869,000, respectively, in connection with these anticipated separation benefits.  At December 31, 2005 and September 30, 2006, accrued restructuring costs were $0 and $815,000, respectively.  No payments have been made against the accrual in 2006.  We expect all related payments will be made by the end of the first quarter of 2007.

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

Under federal and state tax laws, the Company may use its accumulated losses to substantially reduce the income taxes it otherwise would have to pay on future taxable income. As a result, the Company could have little or no income tax liability for a period of time, and, accordingly, the income tax provision for all periods presented is zero. As of September 30, 2006, the Company had accumulated federal net operating losses totaling approximately $779.8 million that it can “carry forward” as potential tax deductions until they expire between 2011 and 2026. The Company historically has not been subject to alternative minimum tax. In addition, the Company has accumulated capital losses of approximately $290.7 million that it can “carry forward” as potential tax deductions (but only against net capital gains) until they expire between 2006 and 2011. In the event of future changes in common stock ownership above a certain threshold, the future realization of net operating loss carryforwards, capital loss carryforwards and certain other tax credits would become subject to limitation under the Internal Revenue Code.

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

Information relating to the calculation of earnings per share is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars are in thousands, except per share data)	2006	2005	2006	2005
Net loss	$(822)	$(835)	$(2,475)	$(715)
Weighted-average shares outstanding — basic	46,534	44,019	45,098	44,006
Weighted-average shares outstanding — diluted	46,534	44,019	45,098	44,006
Loss per share — basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.02)

(9) RELATED PARTY TRANSACTIONS

The Company receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at that firm is a member of the Company’s Board of Directors.  For the three and nine months ended September 30, 2006 and 2005 expenses related to services provided by Kirkland & Ellis LLP were approximately $248,000, $1,075,000, $145,000 and $595,000 respectively. As of September 30, 2006 and December 31, 2005, the Company had outstanding payables due to Kirkland & Ellis LLP of approximately $172,000 and $45,000, respectively. FTI Consulting, Inc. (FTI) provided due diligence services totaling $15,000 in connection with the acquisition of UCC. Two members of NexCen’s Board of Directors serve as Directors of FTI, with one also serving as President and Chief Executive Officer for FTI Consulting, Inc.

 (10) COMMITMENTS AND CONTINGENCIES

(a) LEGAL PROCEEDINGS

NexCen is among the hundreds of defendants named in nine class action lawsuits seeking damages due to alleged violations of securities law.  The case is being heard in the United States District Court for the Southern District of New York.  The court has consolidated the actions by all of the named defendants that actually issued the securities in question.  There are approximately 310 consolidated cases before Judge Scheindlin, including the Aether Systems action, under the caption In Re Initial Public Offerings Litigation, Master File 21 MC 92 (SAS).

As to NexCen, these actions were filed on behalf of persons and entities that acquired the Company’s stock after its initial public offering in October 20, 1999.  Among other things, the complaints claim that prospectuses, dated October 20, 1999 and September 27, 2000 and issued by NexCen in connection with the public offerings of common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws because the prospectuses allegedly failed to disclose that the offerings’ underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers which were designed to maintain, distort and/or inflate the market price of the Company’s common stock in the aftermarket.  The actions seek unspecified monetary damages and rescission.  NexCen believes the claims are without merit and is vigorously contesting these actions.

Initial motions to dismiss the case were filed and the court held oral argument on the motions to dismiss on November 1, 2002.  On February 19, 2003, the court issued an Opinion and Order on defendants’ motions to dismiss, which granted the motions in part and denied the motions in part.  As to NexCen, the motion to dismiss the claims against it was denied in its entirety.  Discovery has now commenced.  The plaintiffs voluntarily dismissed without prejudice the officer and director defendants of NexCen.  On June 26, 2003, the Plaintiff’s Executive Committee in this case announced a proposed settlement with the issuers.  The proposed settlement is a settlement among the plaintiffs, the issuer-defendants, including NexCen, and the officer and director defendants of the issuers.  The plaintiffs will continue litigating their claims against the underwriter-defendants.  Under terms of the proposed settlement, NexCen has accrued $465,000 for its estimated exposure. After the settlement, NexCen would not incur any material financial or other liability.  On June 14, 2004, the plaintiffs and issuer defendants presented the executed settlement agreement to Judge Scheindlin during a court conference.  Subsequently, plaintiffs and issuers made a motion for preliminary approval of the settlement agreement. On July 14, 2004, the underwriter defendants filed a memorandum of law in opposition to plaintiffs’ motion for preliminary approval of the settlement agreement.  Reply briefs in support of the settlement were submitted to the court.  In December 2004, the court ordered additional briefing on the motion.  All of the additional briefs were submitted to the court. On February 15, 2005, Judge Scheindlin issued an Opinion and Order granting preliminary approval to the settlement agreement. The process of communicating formal notice of the proposed settlement to the plaintiff classes has been completed.    The court held a fairness hearing on the proposed settlement on April 24, 2006, and has not yet ruled on the motion for final approval.  There can be no assurance such approval will be granted.

On March 13, 2006, a complaint captioned Geologic Solutions, Inc., v. Aether Holdings, Inc. was filed against the Company in the Supreme Court for the State of New York, New York County.  The complaint generally alleges that plaintiff Geologic was damaged as a result of certain alleged breaches of contract and fraudulent inducement arising out of NexCen’s alleged misrepresentations and failure to disclose certain information in connection with the asset purchase agreement dated as of July 20, 2004 for the purchase and sale of our Transportation business.  The allegations in Geologic’s complaint are substantially similar to claims Geologic made in a previous request to the Company for indemnification.  The complaint seeks monetary damages in an amount not less than $30 million and other relief.  During the second quarter of 2006, the plaintiff agreed to substitute Aether Systems, Inc. for Aether Holdings, Inc. as defendant in the case because Aether Systems, Inc. was the party to the asset purchase agreement upon which Geologic’s claims are based. The Company continues to believe that all of the allegations in the complaint are without merit and plans to vigorously defend against this action; however, we cannot predict the outcome of this litigation, and an adverse resolution of such claims could require us to make a significant cash payment to Geologic. The Company has incurred costs in connection with the defense of this lawsuit, which have been recorded against discontinued operations,  further increasing the loss on the sale of the Transportation segment.

UCC and Mr. Robert D’Loren (formerly UCC’s president and chief executive officer and its controlling stockholder) in his capacity as president of UCC are parties along with an unrelated party to litigation resulting from a default on a loan which UCC referred to a third party. A guarantor of the obligation alleges that the defendants fraudulently caused the guarantor to relinquish ownership of and/or valuable rights to certain intellectual property. The plaintiff seeks damages for the alleged loss of value on these assets. UCC believes this claim is without merit and is vigorously defending this action.  UCC’s insurance carrier is providing a legal defense in this matter which was adjudicated in New York State. The case was dismissed and an appeal by the plaintiff is currently being adjudicated in Tennessee. However, the matter is in the early stages of discovery and the outcome cannot be estimated at this time; the loss, if any, could exceed existing insurance coverage and any excess could adversely affect the Company’s financial condition and results.

In addition to the matters discussed above, the Company becomes involved from time to time in other litigation in the ordinary course of its business.  As of the date of this Report, there are no other proceedings that management considers material to the Company.

 (b) CONTRACTUAL COMMITMENTS

In June 2004, the Company contracted with FBR Investment Management Inc. (“FBR”) to obtain investment management services for its MBS portfolio for an initial term of one year. The agreement continues in effect beyond its initial term until terminated by the Company or FBR. As of July 1, 2005, the initial one-year term of our agreement with FBR expired, and this agreement is now continuing without a fixed term, subject to the right of either party to terminate the agreement with ninety days prior notice. On August 21, 2006, the Company provided FBR with ninety days notice of its intent to cancel the agreement.  Under the terms of the agreement, the Company agreed to pay FBR a quarterly management fee equal to 0.0375% of the aggregate cost basis of the securities in the MBS portfolio. In addition, if FBR’s management of the Company’s MBS portfolio results in a return in excess of 10% per annum, the Company would pay FBR an incentive fee equal to 10% of the return in excess of 10% per annum. These fees are presented as investment advisor fees in our statements of operations. Based upon the current size of our MBS portfolio, we do not expect FBR to qualify for the incentive fee during 2006.  In connection with the Company’s sale of its remaining MBS portfolio, the agreement with FBR will terminate in the fourth quarter of 2006.

In connection with the acquisition of UCC, the Company is obligated under an operating lease to pay approximately $30,000 per month for offices located in New York City. The lease expires on December 30, 2006 and will not be renewed. On October 23, 2006, the Company entered into a new lease having a 126 month term in the same building with monthly payments of $0 in months one through six, $70,896 per month thereafter for five years, and $74,313 per month for the next five years.  The Company will record this expense on a straight-line basis of $69,147 per month for each of the 126 months. The lease provides for a security deposit in the form of a letter of credit in the amount of $549,000.  The letter of credit, issued by a national bank, is secured with a cash deposit of equal sum.  This amount will be reflected in restricted cash on the December 31, 2006 balance sheet of the Company.

(c) GUARANTEES

On January 23, 2006, the Company entered into two agreements that amend the original collateral security and credit arrangements originally entered into with BIO-key and one of its subsidiaries in connection with BIO-key’s acquisition of NexCen’s Mobile Government business in September 2004. At BIO-key’s request and consistent with the terms of the Letter Agreement, as of September 30, 2006, NexCen had released to BIO-key all of the $1.0 million of cash collateral that it held. In consideration of the foregoing, the principal amount of the Promissory Note that BIO-Key issued to the Company was increased from $6.9 million up to $7.9 million. NexCen also now has expanded rights relating to BIO-key’s $749,000 security deposit for the sublease by BIO-key of Massachusetts office space. This additional collateral is now available to NexCen to the extent BIO-key fails to make future payments to NexCen under either the sublease or other agreements between the parties. In addition, if BIO-key requests, and NexCen in its sole discretion agrees to extend its $7.9 million letter of credit in favor of Hamilton County beyond December 31, 2006 (the current termination date), BIO-key will pay NexCen an extension fee and will extend the duration of the Promissory Note to 30 days following the extended termination of the letter of credit. This guarantee has been accounted for in accordance with FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). As of September 30, 2006 management reevaluated the liability, based on the progress of the project, the potential that NexCen may agree to extend the letter of credit, and taking into account BIO-key’s overall financial condition, management maintained the estimated liability at $259,000.

The Mobile Government transactions discussed above have been included in the accompanying balance sheet as follows:

(in thousands)	Hamilton County, Ohio Contract	Massachusetts Facility Lease	Total
Restricted cash:
Discount note collateralizing letters of credit	$7,884	$749	$8,633

Other liabilities:
Deposits from BIO-Key available in the event of default	$—	$749	$749
Guarantee on BIO-key collateral security and credit arrangement	259	—	259
Total	$259	$749	$1,008

(11) ACQUISITION OF UCC

Historically, UCC and its principals (including Mr. D’Loren) provided banking, finance, consulting and other advisory services to IP-centric businesses.  UCC did not own or manage an IP-centric business directly.  Although the Company plans to continue to provide these services to third-parties, our intention is to transition to a business model in which we acquire IP and IP-centric businesses directly and manage and develop these businesses using our scalable operating structure. We expect that this IP will include trademarks, trade names, copyrights, franchise rights, patents, trade secrets, know-how and other similar, valuable property, primarily in the retail and consumer branded products and franchise businesses. Our strategy will be to generate revenue from licensing and other commercial arrangements with third parties who want to use the IP that we expect to own.  These third parties will pay us licensing and other contractual fees and royalties for the right to use our IP on either an exclusive or non-exclusive basis.  Our contractual arrangements may apply to a specific product market, a specific geographic market, or to multiple markets. We will execute this strategy leveraging the collective professional experience of UCC’s in-place work force.

On June 6, 2006, NexCen acquired UCC for 2.5 million shares of common stock, plus the right to contingent consideration of up to an additional 2.5 million shares of common stock and up to $10 million in cash if future performance targets are met within five years (or such shorter period as provided in the Merger Agreement) as follows:

•      an additional 900,000 shares of Company common stock and $3,333,333 will be payable if (i) the 30-day average price of NexCen common stock is at least $6.00 per share and (ii) the Company’s annualized Adjusted EBITDA (as defined in the Merger Agreement) is least $10 million;

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

Purchase price (in thousands):
Stock consideration (2.5 million shares at $4.10)	$10,250
Options and warrants issued	827
Direct acquisition costs	1,816
Repayment of UCC debt	1,493
Less: cash acquired	(12)
Total purchase price	$14,374

Allocation of purchase price (in thousands):
Current assets	$7
Other assets	175
Property and equipment	111
Goodwill	10,050
Intangible assets	4,523
Total assets acquired	14,866
Current liabilities	492
Total liabilities assumed	492
Net assets acquired	$14,374

At the time of the merger, each outstanding option to purchase UCC Capital Corp. common stock granted under UCC Capital Corp.’s 2003 Amended and Restated Stock Option Plan was converted into an option to purchase NexCen’s common stock using an exchange ratio as described in the Merger Agreement. The fair value of these options totaled $159,000. In addition, in connection with closing of the merger, the Company was obligated to compensate its financial advisor for the transaction, Jefferies & Company, Inc., a cash fee of approximately $77,000 and the issuance of warrants to purchase 440,000 shares of Company common stock with an exercise price of $3.19 per share. The fair value of such warrants totaled $668,000. The aggregate fair value of the replacement options and warrants issued to Jefferies & Company is included as a component of the purchase price.

Intangible assets consist of a non-compete agreement with an estimated useful life of three years, and executory contracts including $2.5 million related to a contract right to receive an advisory fee following the expected consummation of a business combination between two unrelated companies. Additionally, we have several executory contracts with one counterparty that provided contract rights to receive payments for advisory and other services rendered prior and subsequent to the date of merger. All of the goodwill was assigned to the IP segment.

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

The following unaudited pro forma information is provided for the UCC acquisition assuming it occurred as of January 1, 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars are in thousands, except per share data)	2006	2005	2006	2005
Total revenues	$1,809	$4,882	$6,272	$10,059
Income (loss) from continuing operations	(489)	1,147	(3,575)	1,119
Net income (loss)	(822)	74	(3,919)	(75)
EPS- basic and diluted	$(0.02)	$0.00	$(0.09)	$(0.00)

The information presented above is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the three and nine months ended September 30, 2006 and 2005 or of future operating performance. For NexCen’s historical operations, total revenues include interest income, other operating income (loss) and non-operating income.

 (12) SEGMENT REPORTING

As a result of the acquisition of UCC, NexCen now has two operating segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprises and related Information.” Each segment engages in business activities from which it derives revenues and incurs expenses and reports operating results which management relies on for decision-making and performance assessment. NexCen’s two reportable segments are (1) its MBS portfolio and (2) its business of acquiring, licensing and managing IP.

The following table presents segment information for continuing operations for the three months ended September 30, 2006.

(in thousands):	MBS Segment	IP Segment	Total
Net interest income	$1,340	$—	$1,340
Other operating income	415	54	469
Other operating expenses	(1,598)	(1,014)	(2,612)
Non-operating income	305	9	314
Income (loss) from continuing operations	$462	$(951)	$(489)
Total assets	$126,476	$15,307	$141,783

The following table presents segment information for continuing operations for the nine months ended September 30, 2006.

(in thousands):	MBS Segment	IP Segment	Total
Net interest income	$3,898	$—	$3,898
Other operating income	(545)	65	(480)
Other operating expenses	(5,187)	(1,218)	(6,405)
Non-operating income	847	9	856
Income (loss) from continuing operations	$(987)	$(1,144)	$(2,131)

Other operating income of $415,000 for the three months ended September 30, 2006 relates to payments from a venture capital investment, which was written-off by the Company in 2002. The Company records these payments when received as the extent of future payments, if any, cannot be readily determined.

(13) SUBSEQUENT EVENTS

At the October 31, 2006 annual stockholders meeting, the stockholders of Aether Holdings, Inc. approved the following six matters; (1) a name change of Aether Holdings, Inc. to NexCen Brands, Inc., (2) election of the eight proposed directors, (3) appointment of KPMG as our independent registered public accounting firm, (4) a new equity incentive plan, (5) a new management bonus plan, and (6) the sale of our mortgage-backed securities (“MBS”) portfolio.

Immediately following the meeting, one MBS security was sold and settled on October 31, 2006, with the remaining MBS sold on the same day pursuant to forward sale arrangements which will settle on November 21, 2006.  The Company expects to recognize a gain in the fourth quarter of 2006 of approximately $743,000 relating to the sale of these bonds.  The Company is no longer engaged in the MBS business.

On November 7, 2006, the Company, through its NexCen Franchising Brands subsidiary, completed the purchase of all of the outstanding equity interests in Brands and AFMSF along with certain nominal fixed assets owned by an affiliate of Brands for initial consideration of $51.5 million, all in accordance with the terms of that certain Equity Interest and Asset Purchase Agreement, dated August 21, 2006, by and among the Company, NexCen Franchise Brands, Inc., NexCen Franchise Management, Inc., Athlete’s Foot Marketing Associates, LLC, Brands, and the stockholders named therein.  The material terms of this acquisition are described in note 1 above.

 (14) RECENT ACCOUNTING PRONOUNCEMENTS

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

Effects of Prior Year Misstatements- In September 2006, Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” was issued.  SAB 108 expresses the staff’s view regarding the process of quantifying financial statement misstatements.  The interpretation provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The cumulative effects of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment should be made to the opening balance of the retained earnings for that year.  The disclosures should include the nature and amount of each individual error being corrected in the cumulative adjustment, when and how each error being corrected arose and the fact that the errors had previously been considered immaterial.  The guidance of SAB 108 is effective for fiscal years beginning after November 15, 2006.

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

•      Valuation of deferred tax assets - We have deferred tax assets as a result of years of accumulated tax loss carryforwards. Management believes we will achieve profitable operations in future years that may enable us to recover the benefit of our deferred tax assets. However, we presently do not have sufficient objective evidence to support management’s belief and, accordingly, we maintain a full valuation allowance for our net deferred tax assets as required by U.S. generally accepted accounting principles.

•      Valuation of guarantees - We have certain guarantees related to assigned leases. We also agreed to maintain a letter of credit as collateral assurance of performance for a significant customer contract that was assigned to the buyer of our Mobile Government business in connection with the sale of that business. These arrangements have been evaluated in accordance with FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), and we have recorded a total liability of approximately $259,000 in respect to these arrangements. This liability is included in “Other liabilities” on our balance sheet. The estimated fair value of the liability was calculated based on an analysis of multiple scenarios and the estimated probability of those scenarios based on discussions with personnel closely involved with the project. Had we used different estimates, the liability that we recorded could have differed materially.

•      Valuation of goodwill and intangible assets - Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired and is not amortized. Goodwill is evaluated for impairment annually, or more frequently as required in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” We will evaluate the fair value of goodwill to access potential impairments on an annual basis, or more frequently if events or other circumstances indicate that we may not be able to recover the carrying amount of the asset. We will evaluate the fair value of goodwill at the reporting segment level and make that determination based upon future cash flow projections. Assumptions to be used in these projections, such as forecasted growth rates, cost of capital and multiples to determine the terminal value of the reporting segments, will be consistent with internal projections and operating plans. We will record an impairment loss when the implied fair value of the goodwill assigned to the reporting segment is less than the carrying value of the reporting segment, including goodwill. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying values of long-lived assets (which include our intangible assets with determinable useful lives) may be impaired, we will perform an analysis to determine the recoverability of the asset’s carrying value. These event or circumstances may include, but are not limited to; projected cash flows which are significantly less than the most recent historical cash flows; a significant loss of management contracts without a realistic expectation of a replacement; and economic events which could cause significant adverse changes and uncertainty in business patterns. In our analysis to determine the recoverability of the asset’s carrying value, we will make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset will be written to estimated fair value and an impairment loss will be recognized.

OVERVIEW

The Company is transitioning to a business model in which we acquire intellectual property (“IP”) and IP-centric businesses directly and manage and develop these businesses using our scalable operating structure. We expect that this IP will include trademarks, trade names, copyrights, franchise rights, patents, trade secrets, know-how and other similar, valuable property, primarily in the retail and consumer branded products and franchise businesses. Our strategy will be to generate revenue from licensing and other commercial arrangements with third parties who want to use the IP that we acquire.  These third parties will pay us licensing and other contractual fees and royalties for the right to use our IP on either an exclusive or non-exclusive basis.  Our contractual arrangements may apply to a specific product market, a specific geographic market, or to multiple markets. We will execute this strategy leveraging the collective professional experience of UCC’s in-place work force and by hiring additional personnel with required talents.  We refer to this business as our intellectual property or IP business.

We will engage in the acquisition and management of established brands in various consumer product and franchise product categories, including apparel, footwear, and retail.   Because of the changes in our business, our financial results have varied significantly from one period to the next.  As we expand our IP strategy, our financial results are likely to continue to change significantly over the near term.

In 2004, we sold our historic mobile and wireless communications businesses, which had generated significant losses, and began to operate a mortgage backed security (“MBS”) business. During the first quarter of 2005 we had substantially completed transitional activities that related to ongoing obligations we had to the buyers of our historic mobile and wireless communications businesses.  During the remainder of 2005, we streamlined our corporate infrastructure to the level required to support our ongoing MBS business.  This resulted in a significant reduction in our operating expenses.  During the first half of 2006, we incurred costs in connection with our examination of additional or alternative strategic business opportunities.  This resulted in an increase in our operating expenses.  In addition, with the acquisition of UCC on June 6 2006, we expect to incur significant additional operating expenses associated with our IP business, including both operating expenses and expenses associated with the acquisition of IP or IP centric businesses.

At the 2006 annual stockholders meeting, which was held on October 31, 2006, the Company’s stockholders approved the sale of our MBS portfolio for the purpose of discontinuing its MBS business and allocating all cash proceeds from such sale to the growth and development of the Company’s IP business.

Our Intellectual Property Business

Historically, UCC and its principals (including Mr. D’Loren) provided banking, finance, consulting and other advisory services to IP-centric businesses.  UCC did not own or manage an IP-centric business directly.  While UCC plans to continue to provide these services to third-parties on a limited basis since we acquired it, our intention is to transition to a business model in which we acquire IP and IP-centric businesses directly and manage and develop these businesses using our scalable operating structure. We expect that this IP will include trademarks, trade names, copyrights, franchise rights, patents, trade secrets, know-how and other similar, valuable property, primarily in the retail and consumer branded products and franchise businesses.

Our strategy is to generate revenue from licensing and other commercial arrangements with third parties who want to use the IP that we expect to own.  We expect that these third parties will pay us licensing and other contractual fees and royalties for the right to use our IP on either an exclusive or non-exclusive basis.  Our contractual arrangements may apply to a specific product market, a specific geographic market, or to multiple markets.

We expect that licensing and other contractual fees paid to us will include a mixture of upfront payments, required periodic minimum payments (regardless of sales volumes), and volume-dependent periodic royalties (based upon the number or dollar amount of branded products and services sold).  Accordingly, we expect that our revenues will reflect both recurring and non-recurring payment streams.

On November 7, 2006, the Company, through its NexCen Franchising Brands subsidiary, completed the purchase of all of the outstanding equity interests in Athlete’s Foot Brands, LLC (“Brands”) and Athlete’s Foot Marketing Support Fund, LLC (“AFMSF”), along with certain nominal fixed assets owned by an affiliate of Brands (the “Acquired Assets” and together with Brands and AFMSF, “TAF”) for initial consideration of $51.5 million, all in accordance with the terms of that certain Equity Interest and Asset Purchase Agreement, dated August 21, 2006, by and among the Company, NexCen Franchise Brands, Inc., NexCen Franchise Management, Inc., Athlete’s Foot Marketing Associates, LLC, Brands, and the stockholders named therein (the “TAF Agreement”).  The purchase price consisted of $42.1 million in cash and $9.4 million in common stock of NexCen.  The Company intends to finance a portion of the cash amount from a new senior bank facility that it is in the process of negotiating. Brands is an athletic footwear and apparel franchisor with 600 retail locations in over 40 countries. AFMSF provides advertising and marketing support for the benefit of Brands’ franchisees.   AFMSF receives a percentage of royalty revenue received by Brands from franchisees and in turn uses those funds for print advertising, public relations, marketing and market research for the benefit of franchisees.

As of September 30, 2006 UCC’s total assets included in our IP segment were $15,307,000, of which, $10,050,000 was recorded as goodwill.  Total intangible assets of $4,398,000 primarily include $1,282,000 for non-compete agreements, and $2,500,000 related to a contract right to receive an advisory fee following the expected consummation of a business combination between two unrelated companies; and additional amounts for the fair value of other executory contracts. The remaining assets consisted of $111,000 in fixed assets, and $748,000 in cash and other assets. Total revenues generated by UCC from the closing date on June 6, 2006 through September 30, 2006 consisted of $65,000 in advisory and other fees.

Our MBS Business

In general, earnings from our MBS business activities represent the interest income we earned on the MBS we owned, less the interest expense we incurred on borrowings used to finance the purchase of such securities (to the extent we use borrowed funds), plus or minus any gains or losses we recognize on the sale of securities, minus any “other than temporary” declines in the value of our MBS, minus the amortization of any premiums, plus the accretion of any discounts and minus the other expenses of managing our business. The expenses of managing our business include the fees we paid our outside investment manager, FBR Investment Management, Inc. (“FBR”), and our outside advisor, FinPro, Inc. (“FinPro”).

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

In March 2006, due to continuing increases in short-term interest rates, the Company experienced a decline in the fair market value of its MBS along with increases in the negative interest rate spread associated with the leveraged portion of its MBS portfolio. As a result, we decided to de-lever our MBS portfolio. On March 8, 2006, based on the advice of our outside professional financial and investment advisors, we entered into a commitment to sell approximately $140 million of our MBS. The sale transaction settled on March 27, 2006. We used approximately $119 million of the sale proceeds to repay all of our outstanding short-term borrowings under repurchase agreements. The impairment charge of $4.0 million that was included in loss from continuing operations in the fourth quarter of 2005 included $2.5 million of losses associated with the specific MBS that we sold on March 27, 2006. As a result, $228,000 and $324,000 were charged against earnings for the first and second quarters of 2006, respectively. During the three months ended September 30, 2006, the fair value of these securities increased by $555,000 and was included in unrealized holding gains. This amount is required to be reported as a component of other comprehensive income in stockholders’ equity until the securities are sold.

For the periods through September 30, 2006, our MBS and our IP businesses are our continuing operations.  Matters relating to the mobile and wireless communications businesses that we sold in 2004 are reflected in discontinued operations.  As a result of the MBS sale, in all future accounting periods, the results of the MBS business, and the related assets and liabilities, will be reported as discontinued operations.

If we are successful in acquiring IP and IP-centric businesses, our financial results and condition are likely to change significantly in future periods.  This may result in difficult period-to-period comparisons, because our business will be continuing to change significantly over time.

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

The Internal Revenue Code and applicable Internal Revenue Service (“IRS”) regulations, contain limitations on certain changes in ownership of our stock by certain stockholders (generally persons who hold, or who acquire, at least 5% of our outstanding shares, calculated in accordance with IRS regulations) which, if exceeded, could reduce or eliminate our ability to use our accumulated tax loss carryforwards in the future (if those changes resulted in a “change of ownership” as that term is defined in Section 382 of the Internal Revenue Code and applicable IRS regulations). These same tax rules and the need to avoid an ownership change also limit the amount of additional shares we can issue to raise new capital for investment in our business. In an effort to mitigate these risks, we proposed, and our stockholders approved on July 12, 2005, a holding company reorganization in which Aether Systems, Inc. became a wholly owned subsidiary of the Company. In the reorganization, each share of Aether Systems common stock was exchanged for one share of common stock of the Company. The stock of the Company is now traded on the Nasdaq National Market under the symbol “NEXC,” and the stock is subject to transfer restrictions that generally restrict any direct or indirect transfer (such as transfers of stock of the Company that result from the transfer of interests in other entities that own stock of the Company) if the effect would be to:  (i) increase the direct or indirect ownership of Company stock by any person (or public group) from less than 5% to 5% or more; (ii) increase the percentage of Company stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of the stock of the Company; or (iii) create a new public group. These transfer restrictions are intended to guard against the possibility that public trading of our stock would result in a “change of ownership” under the Internal Revenue Code and applicable IRS regulations and to protect the long-term value of our substantial net operating loss and capital loss carryforwards.

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

COMPARISON OF RESULTS FOR THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

RESULTS OF CONTINUING OPERATIONS

Net Loss from Continuing Operations

With the acquisition of UCC and the hiring of Mr. D’Loren, we initiated a new business segment focused on acquiring and developing a portfolio of IP and IP-centric businesses.  We expect to generate additional revenue from licensing and other commercial arrangements associated with the IP and IP centric businesses that we intend to acquire in our new IP business segment. In addition, we expect to incur additional expenses associated with this new business segment and those additional expenses are expected to be materially greater then the levels of expenses that we have experienced over the past several quarters when our sole business was our MBS business. Revenue and expenses attributable to our new IP business segment from June 6, 2006, the date of acquisition, through September 30, 2006 was $74,000 and $1,218,000, respectively, and $63,000 and $1,014,000, respectively, for the quarter ended September 30, 2006, respectively.

We experienced net losses from continuing operations of $489,000 and $2,131,000 for the three and nine months ended September 30, 2006, respectively, compared to net income of $238,000 and $479,000, for the same periods in 2005. The losses were primarily attributable to an increase in share-based compensation expense after the adoption of SFAS No. 123 in the first quarter of 2006, the increased expense due to recording of a restructuring accrual, increased expenses as a result of the acquisition of UCC in the second quarter of 2006, and reduced interest income due to the decline in the average outstanding balance of our MBS portfolio as we delevered our MBS portfolio and sold a portion of our MBS in March 2006.

 The outstanding balance of our MBS portfolio declined significantly during 2006, as a result of the sale of approximately $140 million of MBS during March of 2006, along with principal repayments that we continued to receive during the period. Following approval of the sale of our remaining MBS portfolio at the 2006 annual meeting one security was sold and settled on October 31, 2006, with the remainder sold pursuant to forward sale arrangements which will settle on November 21, 2006.  We expect to recognize a gain in the fourth quarter of 2006 of approximately $743,000 relating to the sale of these bonds.  As a result of the sale of our remaining MBS we will no longer be engaged in our MBS business. Although we have not incurred significant losses from continuing operations in 2006 from our MBS business segment, costs incurred in connection with the implementation of our new IP business strategy will increase our expenses in 2006 and those increases may be significant. Consequently, our loss from continuing operations may increase.

Interest Income from Mortgage-backed Securities

Interest income from mortgage-backed securities for the three and nine months ended September 30, 2006 decreased by $2,331,000 and $2,681,000, respectively, compared to the same periods in 2005.  The decrease in interest income was due to the decrease in the average outstanding principal balance of the MBS portfolio as a result of sales of MBS in the first quarter of 2006 and ongoing principal repayments. The declines were slightly offset by increases in the weighted average yield earned on the MBS securities in the first and second quarters of 2006, compared to the same period in 2005, as a result of elimination of the premium amortization. During the fourth quarter of 2005, the Company wrote-off the balance of the unamortized premiums on the MBS portfolio totaling $1.9 million which were included in the other than temporary impairment charge of approximately $4.0 million. As a result of this write-off, any effect the premium amortization would have on the net yield on MBS was eliminated.

Interest earned on MBS varied as a result of changes in interest rates, prepayment speeds as well as the size of our MBS portfolio. Changes in both interest rates and prepayment speeds were uncertain and represented the principal risks of our MBS strategy. Prepayment speeds, as reflected by the constant prepayment rate (“CPR”) and interest rates varied according to the type of MBS, conditions in financial markets, competition and other factors, none of which were predictable. In general, CPR’s tend to fall during periods of rising interest rates. Although rates have increased since the second half of 2005, the CPR’s for our MBS have not declined to the extent as would be expected. This may be the result of borrowers refinancing to convert adjustable-rate loans to fixed rates loans.

The following table presents key metrics of our MBS, for the quarterly periods presented:

Quarter Ended	Weighted Average Coupon	Weighted Average CPR	Weighted Average Yield
September 30, 2005	4.35%	32.1%	4.01%
December 31, 2005	4.28%	30.0%	3.99%
March 31, 2006	4.33%	25.7%	4.25%
June 30, 2006	4.47%	25.7%	4.47%
September 30, 2006	4.46%	28.0%	4.46%

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

Subsequent to the sale of our remaining MBS on October 31, 2006, and no longer being engaged in the MBS business, we will no longer record operating interest income from cash and cash equivalents.  Interest income earned on excess cash not required to be utilized in the IP business will be recorded as non-operating interest income.

Interest Expense on Repurchase Agreements

Interest expense on repurchase agreements varied based upon the interest rates we were charged as well as the average amount of borrowings that we had outstanding. The amount of outstanding borrowings varies based upon purchases and sales of MBS and MBS prepayments received. Our borrowings under repurchase agreements were short-term obligations, which generally matured on a monthly basis. As a result, as short-term interest rates increased, the interest rates charged under our repurchase agreements increased. On March 27, 2006, we repaid all of our outstanding short-term borrowings under repurchase agreements as short-term borrowing rates were rising faster than the rates paid on our MBS investments.

The following table presents key metrics related to our short-term borrowings under repurchase agreements, for the periods presented:

Quarter Ended	Average Outstanding Balance of Borrowings		Weighted Average Interest Rate at Quarter End	Weighted Average Days to Maturity at Quarter End	Weighted Average Cost of Funds for the Quarter Ended
	(in thousands)
September 30, 2005		$219,711	3.84%	18	3.51%
December 31, 2005		$144,117	4.23%	25	4.06%
March 31, 2006		$119,364	N/A	N/A	4.49%
June 30, 2006	$	N/A	N/A	N/A	N/A
September 30, 2006	$	N/A	N/A	N/A	N/A

Net Interest Spread

Our net interest rate spread represented the difference between the weighted average yield on our MBS and the weighted average cost of funds on our repurchase agreements. As a result of the repayment of all of our outstanding borrowings in the first quarter of 2006, we no longer have any interest expense related to repurchase agreements.

Loss on Sale of Mortgaged-backed Securities and Other Than Temporary Impairment on Mortgage-backed Securities

During 2006 we have been evaluating additional and alternative business opportunities.   For this reason, we did not expect to hold our remaining MBS until such time as the market value of those securities had recovered. Consequently, impairments to the market value of our MBS were considered other then temporary are were recognized in our results of operations.  For the six months ended June 30, 2006, the Company recognized an unrealized loss on our remaining portfolio of MBS of $552,000 as other than temporary impairment. During the three months ended September 30, 2006, the fair value of these securities increased by $555,000 and was included in unrealized holding gains. This amount will be reported as a component of other comprehensive income in stockholders’ equity until the securities are sold.  On March 27, 2006, we sold MBS with a remaining carrying value of $140 million and recognized an additional loss on the sale of $490,000 during the quarter, which was in addition to a loss of approximately $2,500,000 on these investments that we recognized at the end of 2005.  The Company expects to recognize a gain in the fourth quarter of 2006 of approximately $743,000 relating to the sale of these bonds.

Other Income

Other income of $415,000 and $497,000 for the three and nine months ended September 30, 2006 respectively, relates to payments from a venture capital investment, which was written-off by the Company in 2002. The Company records these payments when received as the extent of future payments, if any, cannot be readily determined.

Other income in the three and nine months ended September 30, 2005 primarily relates to the sale of fully depreciated fixed assets (such as computer equipment and furniture) that were taken out of service during our restructuring efforts associated with the transition to our MBS business.

Advisory and Other Fees

Advisory and other fees totaled $65,000 from the date of acquisition of UCC on June 6, 2006 through September 30, 2006. This amount represents fees associated with consulting services and fees earned in connection with UCC’s role in third party financing of IP assets, which under the terms of the agreement with the third party borrower are paid over the life of the loan.  These fees are recognized into income as the services are performed.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of compensation and personnel related costs, rent, facility related support costs, along with costs of outside professionals, including legal counsel, accountants and investment bankers.

SG&A expenses increased $1,244,000 for the three months ended September 30, 2006, compared to the same period in 2005. The increase in SG&A expenses was primarily due to an increase in salaries and related benefits, of which $552,000 was related to having incremental employees from the UCC acquisition, $405,000 in share-based compensation, $76,000 in facility costs, $126,000 in professional fees, and $59,000 in advertising costs.

SG&A expenses increased $1,000,000 for the nine months ended September 30, 2006 compared to the same period in 2005. The increase in SG&A expense was primarily due to an increase in salaries and related benefits, of which $696,000 was related to having incremental employees from the UCC acquisition, share-based compensation increased by $1,008,000, advertising costs increased $82,000, and facility increased by $15,000. The increases were partially off set by decreases of $378,000 in professional fees, and $190,000 in regulatory filing costs associated with the reorganization of the Company into a holding company structure in 2005.

We adopted SFAS No. 123R, beginning in 2006 and as a result, we recognized compensation expense over the service period for the fair value of all grants issued after January 1, 2006, as well as expense attributable to the remaining service period for all prior grants that were not fully vested as of that date. In the second quarter of 2006, we issued 3.6 million options and 125,000 warrants to our executives (primarily associated with the UCC acquisition).  An additional 100,000 restricted shares granted in May 2006 vested on June 6, 2006 in accordance with the employment contracts the Company has with two officers. In connection with the hiring of a new Chief Financial Officer and Controller, options to acquire 225,000 shares of common stock with a three year vesting period were issued in the third quarter of 2006. Share-based compensation expense for the nine months ended September 30, 2005 relates to the vesting of restricted shares granted to our employees, officers and directors.

We anticipate that costs associated with our new IP business strategy will result in additional increases in our SG&A expenses during 2006.

Investment Advisor Fees

Investment advisor fees represent fees paid to FBR, our outside investment manager, to manage and provide advice relative to our MBS portfolio. The decrease in fees from $92,000 and $289,000 for the three and nine months ended September 30, 2005, respectively, to $44,000 and $134,000 for the three and nine months ended September 30, 2006, respectively, reflects the decrease in the size of our MBS portfolio, as FBR’s fee was based on the amount of MBS we owned. FBR was also entitled to an incentive fee based upon overall returns from the MBS portfolio, but did not qualify for such incentive fee during the three and nine months ended September 30, 2006 and 2005. On August 21, 2006, the Company provided FBR with ninety days notice of its intent to cancel the agreement.  In connection with the Company’s sale of its remaining MBS portfolio, the agreement with FBR will terminate in the fourth quarter of 2006.

Depreciation and amortization

Depreciation and amortization expense arises from fixed and intangible assets we have purchased. Depreciation and amortization expense was $207,000 and $256,000 for the three and nine months ended September 30, 2006, respectively, compared to $29,000 and $107,000 for the same periods in 2005. The increase in depreciation and amortization expense was related to the acquisition of UCC on June 6, 2006. Management anticipates that depreciation and amortization expense will continue to increase in the future as the Company realizes a full year of depreciation and amortization on the assets acquired in connection with the UCC acquisition.

Restructuring Charge

The Company recorded $80,000 and $869,000 in restructuring charges for the three and nine months ended September 30, 2006, respectively, related to severance benefits accrued for employees that we expect will be terminated as a result of the merger with UCC. The benefits include cash and stock compensation.

The Company had net restructuring income of approximately $7,000 during the nine months ended September 30, 2005, which primarily related to the adjustment of an estimate for a restructuring charge recognized in 2004.

Other Interest Income

Other interest income consists primarily of interest income earned under the $7.9 million subordinated secured promissory note issued by BIO-Key in connection with the sale of our Mobile Government business, interest income on investments securing our letters of credit, and interest income on cash equivalents and investments with maturities of less than 12 months not used in our MBS business. The decrease in other interest income for the three and nine months ended September 30, 2006 compared to the same periods in 2005 resulted primarily from a decline in the average cash and investment balances not used in our MBS business, partially offset by increased earnings due to rising interest rates and the increase in amounts outstanding under the subordinated secured promissory note.

Investment Gain (Loss), Net

The approximately $19,000 loss incurred for the nine months ended September 30, 2005, was related to the sale of shares of Viryanet, a company in which we made an investment during 2000.  All shares of Viryanet were sold as of September 30, 2005.

Loss on Sale of Discontinued Operations

For the nine months ended September 30, 2006, losses from discontinued operation totaled $344,000, primarily related to $311,000 of legal costs incurred in the defense of our lawsuit with Geologic Solutions Inc., and $110,000 of tax accruals related to liabilities stemming from previously owned businesses, offset by a $49,000 reduction of our FIN 45 liability related to the guarantee of the contract that was assumed by BIO-Key, which is discussed in note 10 of the notes to our consolidate financial statements.

Other Comprehensive Income (Loss)

We do not have the firm intention to hold existing MBS investments until maturity or until such time as the market value of those securities will recover. Accordingly, unrealized losses in the MBS portfolio for the six months ended June 30, 2006, which totaled $552,000, were considered “other than temporary” impairments under Statement of Accounting Standards 115 and were charged against current earnings. This same accounting standard requires that unrealized gains must be recorded as a component of other comprehensive income on our balance sheet; gains can be recognized into income only as and when they are realized.  During the three months ended September 30, 2006, the fair value of our MBS increased by $555,000 and this amount was included in unrealized holding gains. This amount will be reported as a component of stockholders’ equity until the securities are sold.

During the three and nine months ended September 30, 2005, our MBS portfolio experienced unrealized losses of approximately $2,728,000 and $3,332,000, respectively, reflecting what we then considered at the time to be temporary changes in market value. We did not consider the unrealized losses other-than-temporary at the time because we had both the ability and the intent to hold the investments for a period of time sufficient for a market price recovery to recover any losses.  Accordingly, we presented these unrealized losses as a separate component of stockholders’ equity on our balance sheet.  With changes in our business and our business plans, we determined at the end of 2005 that we no longer had this intent and so we recognized unrealized losses as an impairment charge in our statement of operations beginning with our full year results for 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity defines the ability of the Company to meet its financial obligations that arise during the normal course of business. Liquidity is provided from cash generated by operations, principal and interest payments received on MBS, proceeds from the resale of MBS,  and additional financing, as necessary. Other sources of liquidity include cash and cash equivalents, short-term investments, and borrowings available under repurchase agreements. The Company believes it currently has sufficient liquidity to meet current operations and planned business growth. On October 31, 2006, the Company’s stockholders have approved the sale of all of our remaining MBS investments for the purpose of re-deploying that cash to support our IP business including the funding of the cash portion of any acquisitions of IP or IP centric businesses.  See Item 1A “Risk Factors —Risks of our Current Business” of Part 1 of our Annual Report on Form 10-K dated, March 15, 2006, for a discussion of the risks associated with selling our MBS under adverse market conditions. In such situations, we may realize additional losses on our investments.

The following table reflects net cash provided by (used in) operations, investing, and financing:

	Nine Months Ended September 30,
(IN THOUSANDS)	2006	2005
Net cash (used in) provided by operating activities	$(129)	$2,193
Net cash provided by (used in) investing activities	169,872	(222,443)
Net cash (used in) provided by financing activities	(134,274)	181,973
Net increase (decrease) in cash and cash equivalents	$35,469	$(38,277)

Net cash used by operating activities was approximately $129,000 for the nine months ended September 30, 2006, compared to net cash provided by operating activities of approximately $2.2 million for the same period in 2005. During the first half of 2005, we were able to substantially reduce our operating expenses and as a result, our MBS business enabled us to provide net cash from operating activities. However, during the first nine months of 2006, our expenses increased and we reduced our MBS portfolio as discussed above under the heading “Overview” which reduced our income. As a result, our operating activities used approximately $129,000 in net cash.

Net cash provided by investing activities was approximately $169.8 million for the nine months ended September 30, 2006, which reflects approximately $139.0 million in net proceeds from the sale of MBS and $34.2 million of principal repayments on our MBS, partially offset by $3.3 million related to the acquisition of UCC. Net cash used in investing activities was approximately $222.4 million for the nine months ended September 30, 2005, consisting primarily of $387.3 million used to purchase MBS, partially offset by $106.7 million of principal payments on our MBS that we received during the period and approximately $58.2 million in proceeds from the sale of MBS.

Net cash used in financing activities was approximately $134.2 million for the nine months ended September 30, 2006. We used approximately $14.9 million in cash to repay short-term borrowings under repurchase agreements that matured during the first two months of 2006. In addition, we used approximately $119 million from the MBS sale proceeds to repay all of our remaining outstanding short-term borrowings under repurchase agreements. During the second quarter of 2006, the Company acquired 85,900 shares of outstanding common stock with a fair market value of $352,000, which were tendered to us by two officers as consideration to satisfy minimum federal and statutory withholding requirements due on vested restricted shares.  These shares are held as treasury stock.  Net cash provided by financing activities was approximately $182.0 million for the nine months ended September 30, 2005 and primarily related to the funding from short-term borrowings under repurchase agreements which we used to finance purchases of MBS.

During the first nine months of 2006, the Company’s principal sources of liquidity consisted of proceeds received from the sale of a portion of our MBS portfolio, principal and interest payments received on its portfolio of MBS, and other cash flows generated by operations. The Company’s most significant uses of cash have included the repayment of all our borrowings under repurchase agreements and the acquisition costs of UCC. During the first half of 2005, the Company’s principal sources of liquidity consisted of borrowings under repurchase agreements, principal and interest payments received on its portfolio of MBS, and other cash flows generated by operations. The Company’s most significant uses of cash have included purchases of MBS and payments to fund operations. Over the next several quarters our primary focus will be the acquisition of IP and IP centric businesses.

We believe that our cash and cash equivalents and short-term investments, combined with the cash flows from operations and the utilization of available borrowings, will be sufficient to enable us to meet anticipated liquidity requirements, excluding acquisitions. The Company is currently in discussions with several banking institutions to obtain a credit facility for use in acquiring IP centric businesses.  The Company expects to finalize a new credit facility in the fourth quarter of 2006.  The Company also has been able to issue shares of its common stock in payment for a portion of the purchase price of acquisitions of IP-centric businesses (including both UCC and TAF).  We expect to be able to continue to pay for at least a portion of the cost of such acquisitions with shares of our common stock, although changes in the trading price of our stock, preferences of some sellers for cash, and limitations on the number of shares we may issue without triggering limits under federal tax laws and rules on our continued ability to use our accumulated tax loss carryforwards may limit our ability to pay for acquisitions with shares of our common stock.  The limitations imposed by federal tax laws and rules are discussed above under the heading “Tax Considerations.”

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

CONTRACTUAL OBLIGATIONS

The following table reflects our contractual commitments, including our future minimum lease payments as of September 30, 2006:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Facility Leases	$11,256	$1,723	$2,876	$1,702	$4,955
Less: Subleases	(2,422)	(1,247)	(1,175)	—	—
Facility Leases, Net	8,834	476	1,701	1,702	4,955

Total	$8,834	$476	$1,701	$1,702	$4,955

In connection with the acquisition of UCC, the Company is obligated under an operating lease to pay approximately $30,000 per month for offices located in New York City. The lease expires on December 30, 2006 and the current lease will not be renewed. On October 23, 2006, the Company entered into a new lease having 126 month term in the same building, with monthly payments of $0 in months one through six,  $70,896 per month thereafter  for five years, and $74,313 per month for the next five years.  The lease provides for a security deposit  in the form of a letter of credit in the amount of $549,000. The letter of credit, issued by a national bank, is secured with a cash deposit of equal amount. This amount will be reflected in restricted cash on the December 31, 2006 balance sheet of the Company.

As of September 30, 2006, we held an $8.9 million FHLMC discount note, a substantial portion of which is being used to collateralize an irrevocable standby letter of credit that was put in place when our former Mobile Government business entered into a sales agreement with Hamilton County, Ohio to provide an automated field reporting solution and real time wireless data infrastructure. The letter of credit provides collateral assurance of performance under the sales agreement. The terms of the sales agreement and the standby letter of credit state that Hamilton County can only draw on the letter of credit after (1) completing the internal dispute resolution process set forth in the sales agreement and (2) providing notice to Mobile Government of its intent to declare a default under the sales agreement and proceed against the letter of credit. A draw of the funds under the standby letter of credit is subject to the limitations of liability contained in the sales agreement. The FHLMC discount note is a cash equivalent and the portion serving as collateral for the letter of credit is included in restricted cash. The letter of credit is required to remain in place through December 31, 2006.

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

We seek to manage the interest rate, market value, liquidity, and prepayment risks inherent in our MBS strategy in a responsible manner designed to promote our growth and success while, at the same time, seeking to maximize stockholder value. We are not planning to be averse to risk, but are aiming to assume only those risks we believe we can manage and which we believe will produce a sufficient return to justify taking those risks. However, with the acquisition of UCC and the implementation of our new IP business strategy we will sell all of our MBS investments to fund any cash required for the operations associated with our new IP business including the funding of the cash portion of any acquisitions of IP or IP centric businesses. Consequently, we plan on operating our MBS business in a manner that will minimize any potential losses that we may incur as a result of any sales that we may need to make to fund our new IP strategy.

Since July 2004, the Federal Reserve has repeatedly increased the Federal Funds Rate, which has caused corresponding increases in short-term interest rates and directly impacted our borrowing costs associated with leveraging our MBS portfolio. In addition, during that same period, the interest rate yield curve has flattened and at times has inverted, as short-term interest rates have increased more than increases in longer term interest rates. As a result, these current market conditions have adversely impacted the valuation of our MBS portfolio, which has negatively affected our results of operations.

Because we sold our remaining MBS portfolio following the 2006 annual meeting of stockholders, market risk applied, which applied to our MBS business, is not relevant to our ongoing IP centric operations.

Interest Rate Risk

All of our MBS were hybrid, adjustable-rate MBS and are subject to periodic and lifetime interest rate caps that limit the interest rate receivable on our MBS. Hybrid adjustable-rate MBS typically include periodic caps on the interest rates on the underlying mortgages (generally, each rate adjustment is limited to 2% after the initial 36 month rate adjustment period and each 12 month rate adjustment period thereafter), as well as lifetime caps. Our borrowings, if any, were not subject to similar restrictions and therefore, in a period of rising short-term interest rates, such as currently exist, the interest rates on our borrowings increase without limitation, while the interest rates on our MBS do not experience corresponding increases. As discussed above, we repaid all of our outstanding borrowings associated with our MBS portfolio on March 27, 2006. Although the repayment of debt eliminated the risks associated with changes in our interest expense, interest income on MBS would vary as a result of changes in interest rates and the size of our MBS portfolio. Changes in both interest rates and prepayment speeds were uncertain and represent principal risks of our MBS strategy.

Market Value Risk

Our MBS investments are classified as available-for-sale assets. As such, they are reflected at fair value (i.e. market value), with any adjustment between cost and fair value, not considered to be “other than temporary,” reflected as part of accumulated other comprehensive income that is included in the balance sheet.

The chart below illustrates the effect on portfolio value should interest rates rapidly increase or decrease by 50, 100, and 200 basis points. We have estimated that the impact of these rate shocks will be parallel to each other, based on the current yield curve. Changes in interest rates that cause a decline in the projected market value in the MBS portfolio, as noted below, will also have a corresponding impact on our future earnings should the declines be considered “other than temporary” impairments under Statement of Accounting Standards 115. MBS market values continued to decline in the first half of 2006 and increased in the third quarter of 2006. Our portfolio of MBS as of September 30, 2006 was valued at $80.2 million. Assumptions made in calculating the impact on our MBS portfolio value from interest rate shocks include interest rates, prepayments and yield spread of MBS relative to prevailing interest rates.

Change in Interest Rate	Projected % Change in MBS Portfolio Value
- 200 basis points	100.4%
- 100 basis points	99.9%
- 50 basis points	99.6%
Base interest rate	99.1%
+ 50 basis points	98.7%
+100 basis points	98.1%
+ 200 basis points	96.9%

Liquidity Risk

The Company is currently in discussions with several banking institutions to obtain a credit facility for use in acquiring IP centric businesses.  The Company expects to finalize a new credit facility in the fourth quarter of 2006. Increases in short-term interest rates will increase interest costs on short-term borrowings and reduce future earnings.

Prepayment Risk

We were also subject to prepayment risk. Prepayments are the full or partial repayment of unscheduled principal amounts and typically occur due to refinancing of that mortgage loan. Prepayment rates on MBS vary from time to time and may cause changes in the amount of our net interest income. Prepayments of adjustable-rate and hybrid MBS generally increase when mortgage interest rates fall and generally decrease when mortgage interest rates exceed the then-current interest rate on such mortgages. Prepayments on adjustable-rate mortgages may also increase in a rising rate environment as borrowers tend to move to fixed rate products. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions, seasonal changes and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying MBS. The price we paid for MBS were partially determined by our expectations of the amounts and rates of prepayments. If we expected fewer prepayments, we may have paid a premium for the MBS we acquired. If our assumptions were wrong and the actual amount of prepayments is greater than expected, we could have experienced reduced earnings or losses. During the fourth quarter of 2005, the Company wrote-off the balance of the unamortized premiums on the MBS portfolio totaling $1.9 million (which were included in the other than temporary impairment charge of approximately $4.0 million). As a result of this write-off, any effect the premium amortization would have on the net yield on MBS has been eliminated.

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

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s chief financial officer and chief executive officer, of the effectiveness of the Company’s disclosure controls and procedures, as of September 30, 2006. Based on the evaluation as of September 30, 2006, the chief executive officer and chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.

We are currently in the process of incorporating the internal controls and procedures of UCC, which we acquired in June 2006, into our internal controls over financial reporting and extending our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include UCC. We have hired a new chief financial officer and corporate controller, who both have prior financial reporting experience at publicly traded SEC reporting companies. We do not believe the Company’s internal control over financial reporting has been, or is likely to be, materially affected by this personnel change.  The Company will report on its assessment of the combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting and Disclosure Controls and Procedures

We acquired UCC in June 2006. Since that time, we have integrated UCC’s financial reporting processes with and into our existing system of financial reporting controls.  Our accounting functions continue to be performed in our Baltimore, Maryland offices.  Therefore, no change occurred in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.   We have hired a new chief financial officer and corporate controller, who both have prior financial reporting experience at publicly traded SEC reporting companies. We do not believe the Company’s internal control over financial reporting has been, or is likely to be, materially affected by the UCC acquisition and the personnel change.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NexCen is among the hundreds of defendants named in nine class action lawsuits seeking damages due to alleged violations of securities law.  The case is being heard in the United States District Court for the Southern District of New York.  The court has consolidated the actions by all of the named defendants that actually issued the securities in question.  There are approximately 310 consolidated cases before Judge Scheindlin, including the Aether Systems action, under the caption In Re Initial Public Offerings Litigation, Master File 21 MC 92 (SAS).

As to NexCen, these actions were filed on behalf of persons and entities that acquired the Company’s stock after its initial public offering in October 20, 1999.  Among other things, the complaints claim that prospectuses, dated October 20, 1999 and September 27, 2000 and issued by NexCen in connection with the public offerings of common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws because the prospectuses allegedly failed to disclose that the offerings’ underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers which were designed to maintain, distort and/or inflate the market price of the Company’s common stock in the aftermarket.  The actions seek unspecified monetary damages and rescission.  NexCen believes the claims are without merit and is vigorously contesting these actions.

Initial motions to dismiss the case were filed and the court held oral argument on the motions to dismiss on November 1, 2002.  On February 19, 2003, the court issued an Opinion and Order on defendants’ motions to dismiss, which granted the motions in part and denied the motions in part.  As to NexCen, the motion to dismiss the claims against it was denied in its entirety.  Discovery has now commenced.  The plaintiffs voluntarily dismissed without prejudice the officer and director defendants of NexCen.  On June 26, 2003, the Plaintiff’s Executive Committee in this case announced a proposed settlement with the issuers.  The proposed settlement is a settlement among the plaintiffs, the issuer-defendants, including NexCen, and the officer and director defendants of the issuers.  The plaintiffs will continue litigating their claims against the underwriter-defendants.  Under terms of the proposed settlement, NexCen has a reserve of $465,000 for its estimated exposure. After the settlement, NexCen would not incur any material financial or other liability. On June 14, 2004, the plaintiffs and issuer defendants presented the executed settlement agreement to Judge Scheindlin during a court conference.  Subsequently, plaintiffs and issuers made a motion for preliminary approval of the settlement agreement.  On July 14, 2004, the underwriter defendants filed a memorandum of law in opposition to plaintiffs’ motion for preliminary approval of the settlement agreement.  Reply briefs in support of the settlement were submitted to the court.  In December 2004, the court ordered additional briefing on the motion.  All of the additional briefs were submitted to the court.  On February 15, 2005, Judge Scheindlin issued an Opinion and Order granting preliminary approval to the settlement agreement. The process of communicating formal notice of the proposed settlement to the plaintiff classes has been completed.    The court held a fairness hearing on the proposed settlement on April 24, 2006, and has not yet ruled on the motion for final approval.  There can be no assurance such approval will be granted.

On March 13, 2006, a complaint captioned Geologic Solutions, Inc., v. Aether Holdings, Inc. was filed against the Company in the Supreme Court for the State of New York, New York County.  The complaint generally alleges that plaintiff Geologic was damaged as a result of certain alleged breaches of contract and fraudulent inducement arising out of NexCen’s alleged misrepresentations and failure to disclose certain information in connection with the asset purchase agreement dated as of July 20, 2004 for the purchase and sale of our Transportation business.  The allegations in Geologic’s complaint are substantially similar to claims Geologic made in a previous request to the Company for indemnification.  The complaint seeks monetary damages in an amount not less than $30 million and other relief.  During the second quarter of 2006, the plaintiff agreed to substitute Aether Systems, Inc. for Aether Holdings, Inc. as defendant in the case because Aether Systems, Inc. was the party to the asset purchase agreement upon which Geologic’s claims are based. The Company continues to believe that all of the allegations in the complaint are without merit and plans to vigorously defend against this action; however, we cannot predict the outcome of this litigation, and an adverse resolution of such claims could require us to make a significant cash payment to Geologic. The Company has incurred costs in connection with the defense of this lawsuit, which have been recorded against discontinued operations, further increasing the loss on the sale of the Transportation segment.

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

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 was supplemented and updated in Item 1A in our quarterly report on Form 10-Q for the quarter ended June 30, 2006.  As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our Item 1A. Risk Factors in the Form 10-Q for the period ended June 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

At the October 31, 2006 annual stockholders meeting, the stockholders of Aether Holdings, Inc. approved a name change of Aether Holdings, Inc. to NexCen Brands, Inc.  Effective on November 1, 2006, the Company changed its “ticker” symbol under which its stock is traded on the NASDAQ Global Market from “AETH” to “NEXC”.

ITEM 6. EXHIBITS AND REPORTS

Exhibits

2.1

Equity Interest and Asset Purchase Agreement, dated August 21, 2006, by and among, Aether Holdings, Inc., NexCen Franchise Brands, Inc., NexCen Franchise Management, Inc., Athlete’s Foot Marketing Associates, LLC, Athlete’s Foot Brands, LLC, Robert J. Corliss, Donald Camacho, Timothy Brannon and Martin Amschler (Designated as Exhibit 2.1 to the Form 8-K dated August 22, 2006)

10.2

Employment Agreement dated as of September 12, 2006, by and between Aether Holdings, Inc., a Delaware corporation, and David B. Meister (Designated as Exhibit 10.5 to the Form 8-K dated September 13, 2006)

31.1	Certification pursuant to 17 C.F.R § 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert W. D’Loren.

31.2	Certification pursuant to 17 C.F.R § 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David B. Meister

32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert W. D’Loren and David B. Meister

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 9, 2006
NexCen Brands, Inc.

By:	/s/ David B. Meister
David B. Meister
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)