Form 10-K
period 2006-12-31
NexCen Brands, Inc.
filed 2007-03-16
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 000-27707
NEXCEN BRANDS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
DELAWARE	20-2783217
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
1330 Avenue of the Americas, New York, N.Y.	10019-5400
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code): (212) 277-1100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01	The NASDAQ Stock Market LLC
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $210,085,794 ($5.50 per share) as of June 30, 2006.

As of March 1, 2007 50,402,562 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant will disclose the information required under Part III, Items 10, 11, 12, 13, and 14 by (a) incorporating the information by reference from the registrant’s definitive proxy statement or (b) filing an amendment to this Form 10-K which contains the required information no later than 120 days after the end of the registrant’s fiscal year.

NEXCEN BRANDS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, we make statements that are considered forward-looking statements within the meaning of the Securities Act of 1934, as amended. The words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect”, and similar expressions often indicate that a statement is a “forward-looking statement.” Statements about non-historic results also are considered to be forward-looking statements. None of these forward-looking statements are guarantees of future performance or events, and they are subject to numerous risks, uncertainties and other factors. Given the risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in Item 1A of this Report under the heading “Risk Factors,” as well as elsewhere in this Report. Forward-looking statements reflect our reasonable beliefs and expectations as of the time we make them, and we have no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

General Overview

NexCen Brands engages in the acquisition and management of established consumer brands in intellectual property-centric industries. NexCen’s goal is to be the world leader in brand management for the 21st century. Our business is focused on acquiring, managing and developing intellectual property, which we refer to as IP, and IP-centric businesses. IP-centric companies own, license or otherwise possess rights to trademarks, trade names, copyrights, patents, trade secrets and other intangible assets. IP that we have acquired and expect to acquire in the future includes trademarks, trade names, copyrights, franchise rights, patents, trade secrets, know-how and other similar, valuable property, primarily used in the retail and consumer branded products and franchise businesses. In building our IP business, we expect to focus on three vertical segments: retail franchising, consumer branded products and quick service restaurant franchising (which we refer to as “QSR” franchising).

We commenced our IP business in June 2006, when we acquired UCC Capital Corporation, which we refer to as UCC. Upon the closing of that acquisition, Robert W. D’Loren, who was the president and chief executive officer of UCC, became our president and chief executive officer and a member of our Board of Directors.

In November 2006, we entered the retail franchising business by acquiring Athlete’s Foot Brands, LLC, along with an affiliated company and certain related assets. As a result of this acquisition, we are now the owner of The Athlete’s Foot brand and related marks. The Athlete’s Foot is one of the largest athletic footwear and apparel franchisors with over 600 retail locations in over 40 countries.

In February 2007, we entered the consumer branded products business by acquiring Bill Blass Holding Co., Inc. and two affiliated businesses. The Bill Blass label represents timeless style, modern American and is an American legacy brand in the fashion industry.

Also in February 2007, we acquired MaggieMoo’s International, LLC (“MaggieMoo’s”) and the assets of Marble Slab Creamery, Inc. (“Marble Slab”), two well known and established brands within the hand-mixed, premium ice cream category. With these acquisitions NexCen entered the QSR franchising business.

More detailed information about The Athlete’s Foot, Bill Blass, MaggieMoo’s, and Marble Slab acquisitions is included below under the caption “Company Brands.”

We are evaluating various other potential acquisitions and are actively in discussions to acquire additional IP-centric businesses. On March 13, 2007 we signed a definitive agreement to acquire the Waverly brand from F. Schumacher & Co. for $36.75 million in cash and a warrant to purchase 50,000 common shares (to be priced at issuance). Waverly is a home décor lifestyle brand for harmonious and tasteful decorating. We expect to close this transaction by the end of April 2007, and intend to finance 50% of the purchase price with borrowings under the new credit facility entered into on March 12, 2007, as discussed under Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources”.

At December 31, 2006, we had only one operating segment - our intellectual property business. As we continue to acquire IP businesses, we expect to have three segments in the future: retail franchising, consumer brand products, and quick service restaurants. The businesses that we owned and operated in 2005 and 2004 have been sold. As a result, their results have been reclassified to discontinued operations in our historical financial statements, and our continuing operations in 2005 and earlier years reflect only corporate expenses and other non-operating items.

We own the proprietary rights to a number of trademarks used in this Report which are important to our business, including The Athlete’s Foot, Bill Blass, MaggieMoo’s and Marble Slab. We have omitted the “®” and “TM” trademark designations for such trademarks in this Report. Nevertheless, all rights to such trademarks named in this Report are reserved.

Our Business

Operations and Strategy

Our operating strategy is to generate revenue from licensing and other commercial arrangements with third parties who want to use the IP that we acquire. These third parties pay us licensing and other contractual fees and royalties for the right to use our IP on either an exclusive or non-exclusive basis. Our contractual arrangements may apply to a specific demographic product market, a specific geographic market or to multiple demographics and/or markets.

We expect that licensing and other contractual fees paid to us will include a mixture of upfront payments, required periodic minimum payments (regardless of sales volumes), and volume-dependent periodic royalties (based upon the number or dollar amount of branded products and services sold). Accordingly, we expect that our revenues will reflect both recurring and non-recurring payment streams.

We operate our IP business in what we call a “value net” business model. This model does not require us to incur substantial operating or capital costs in running our business, as we do not (and do not plan to) manufacture, warehouse or distribute the branded products associated with the IP we acquire (or build stores in the case of franchise operations). We intend to rely on third-party licensees and other business partners to incur such capital costs and perform such services. However, we will generally be involved in the marketing, promotion and quality control of products and services that make use of our IP (such as trademarks and trade names that we own), and we also may provide certain merchandising, purchasing and training support services with respect to franchise operations. We believe that this business model mitigates -- or transfers to third parties -- the risks related to working capital (i.e. inventory and receivables) and capital expenditures. We believe that this model allows us to maintain maximum operational and financial flexibility and positions us to succeed in today’s competitive global economy. As a result of our business model, we rely heavily on third parties, including licensees and franchisees, to make sales, generate revenues and help grow our business. Such reliance involves various risks and uncertainties, which are discussed below in Item 1A. Risk Factors under the caption “Risks of Business We Acquire.”

We intend to leverage our brand management, marketing, and licensing expertise, costs and professionals across our three operating verticals. We expect that these operating verticals will enable us to generate royalties at the wholesale and retail level on sales of goods for brands that we acquire, through distribution channels that we own, without the loss of sales in third-party channels. For example, we might decide to contract with third parties to produce a “private label” brand of socks that use our owned brand, The Athlete’s Foot, for sale in our chain of The Athlete’s Foot franchisee stores. The manufacturer of the socks who sells the product to the franchisees would pay us a royalty on those sales and in turn the franchisees who sell the socks to their retail customers also would pay us a royalty on their sales.

The following graphic summarizes our three operating segments (retail franchising, consumer branded products and QSR franchising) and the opportunities to cross-leverage the operating verticals with each other. Franchise concepts we purchase can be sold to our existing network of master franchisees who currently manage our franchise brands worldwide. Brands that we acquire can be sold through third party retail channels and channels that we own and control, allowing us to earn wholesale and retail royalties. Our objective is to create a flexible operating structure, control our distribution channels, and sell our owned brands through these channels as well as third party channels.

Diversification and Growth

As we build a portfolio of IP-centric businesses, we expect to operate a business model that is diversified in several ways:

•	across industries, ranging from apparel, footwear and sporting goods to QSR and retail franchising;

•	across channels of distribution, ranging from luxury to mass-market;

•	across consumer demand categories, ranging from luxury to mass-market;

•	across licensees and franchisees, ranging from large licensees to individual franchisees; and

•	across geographies (both within the United States and internationally); and

•	across multiple demographic groups.

We believe that this multi-category diversification will help reduce potential volatility in our financial results (given the varied sources of royalty payments from franchisees and licensees of different types and in different markets, demographics, and geographies) and may mitigate impairment risk.

We believe that our business model offers a three-tiered growth opportunity:

•	our businesses can grow both domestically and internationally through organic, and synergistic growth;

•
our businesses can grow organically by expanding and extending owned brands into new product categories and retail channels, increasing brand awareness and executing new licenses or selling new franchises;

•	we can grow through acquisition by acquiring new brands or additional franchise systems; and

•	our business can grow synergystically by leveraging our three operating verticals.

We can grow acquired brands by enabling them to sell branded products through franchise systems that we own. Conversely, we can expand our franchise systems by allowing them to sell additional branded products that we own or acquire. In either case, our objective will be to allow both our product brands and our systems to increase their sales. In each case, we would collect additional retail and wholesale royalties.

Development of Our IP Business and Acquisition Strategy

We entered the IP business when we acquired UCC in June 2006. Historically, UCC provided strategic advice and structured finance solutions to IP-centric companies. At the time that we acquired UCC, UCC’s former president and chief executive officer, Robert D’Loren, became our president and chief executive officer, as well as a member of our board of directors. In September 2006, we hired David B. Meister to become our new chief financial officer, and in December 2006 we hired Charles Zona to become our Executive Vice President, Brand Management and Licensing. Other members of the UCC management team assumed management roles in our developing IP business, and at the end of 2006 we moved our corporate headquarters to New York City, where our IP business is based.

Since June 2006, we have acquired four IP-centric companies. We have also been (and expect to continue to be) in active discussions with other potential acquisition candidates. Our objective is to acquire 3 to 5 businesses or significant groups of IP assets per year, with transaction sizes generally in excess of $50 million total enterprise value.

We maintain a highly disciplined pricing approach to acquisitions. Our objective is to acquire consumer branded products companies at transaction multiples that range from 4.5 to 5.5 times royalties. For QSR franchise concepts, our target range is from 3.0 to 4.5 times revenues. We believe this approach will enable us to make accretive acquisitions given our capital structure (using a combination of cash on hand, shares of our common stock and borrowings under debt facilities). For a discussion of limitations and risks associated with the use of our stock for acquisitions and to raise additional capital, see Item 1A. Risk Factors under the caption “Risks of Our Acquisition Strategy.”

Company Brands

Acquisition of The Athlete’s Foot. On November 7, 2006, our NexCen Acquisition Corp. subsidiary acquired Athlete’s Foot Brands, LLC, along with an affiliated advertising and marketing fund, and certain nominal fixed assets owned by an affiliated company. The Athlete’s Foot is an athletic footwear and apparel franchisor with 600 retail locations in over 40 countries. The business also provides advertising and marketing support for the benefit of the franchisees, using a portion of the royalties it receives from franchisees. This business operates in our retail franchising vertical.

The purchase price for this acquisition, excluding contingent consideration,  was $53.1 million, consisting of approximately $42.1 million in cash and $9.2 million in our common stock (approximately 1.4 million shares which were valued at $6.55 per share), which was the average closing price of our common stock for the five consecutive days that ended on November 6, 2006, which is the day immediately preceeding the date in which we closed the agreement to purchase The Athhlete’s Foot), and $1.8 million in other deal related costs. At the closing on November 7, 2006, we also issued to one of the sellers a three-year warrant to purchase an additional 500,000 shares of our common stock at a per share price of $6.49 (which was the closing price of our common stock on November 7, 2006). On March 14, 2007, we borrowed $26.5 million under a new $150 million senior credit facility secured by the assets of The Athlete’s Foot. This debt facility is discussed below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources.”

Under the purchase agreement for The Athlete’s Foot, we may be required to pay up to an additional $8.5 million of cash and stock (in the same proportion as the initial acquisition), if the revenue and EBITDA of the acquired business (as defined in the purchase agreement) for the year ended December 31, 2006 equal or exceed performance targets specified in the purchase agreement. The purchase agreement requires a stand-alone audit of the 2006 financial results of Athletes Foot Brands, LLC to be completed by March 31, 2007. The earn-out will be calculated based on the 2006 audited financial results. We estimate that the contingent consideration will be $4.0 million, and we have recorded a liability as of December 31, 2006 to reflect this expected payment.

Acquisition of Bill Blass. On February 15, 2007, our Blass Acquisition Corp. subsidiary acquired Bill Blass Holding Co., Inc. and two affiliated businesses. The Bill Blass label represents timeless style, modern American and is an American legacy brand. This business operates in our consumer brands vertical.

At the closing, one of the Bill Blass companies executed a licensing agreement for men’s and women’s denim with Designer License Holding Company, LLC. The new license replaced a denim license and an active wear license that were terminated and had been held by two companies that are affiliated with one of the prior owners of Bill Blass.

The initial purchase price for this acquisition was $54.6 million, consisting of $39.1 million in cash and $15.5 million in our common stock (approximately 2.2 million shares which were valued at $7.09 per share, which was the average closing price of our common stock for the ten consecutive days that ended on December 19, 2006, which is when we signed the agreement to purchase Bill Blass). Under the purchase agreement, the sellers will be entitled to receive up to an additional $16.2 million of consideration, payable in early 2008. The additional consideration under the earn-out will be equal to the amount by which the royalties generated from the Bill Blass trademarks in fiscal 2007, multiplied by 5.5, exceed $51.8 million, subject to certain adjustments. The total purchase price will not exceed $70.8 million. We expect to borrow approximately $27 million under our new credit facility, which will be secured by the assets of Bill Blass.

Acquisition of MaggieMoo’s. On February 28, 2007, we acquired MaggieMoo’s International, LLC (“MaggieMoo’s”). The initial purchase price for this acquisition was $16.1 million, consisting of approximately $10.8 million of cash and debt repayment, and 515,352 shares of our common stock (reflecting valued at $5.3 million, based on the average closing price of our common stock for the fifteen consecutive days that ended on February 27, 2007, of $10.21). Under the purchase agreement, the sellers will be entitled to receive up to an additional $2.0 million of consideration in the form of an earn-out, payable on March 31, 2008. The earn-out will be based on the amount royalty payments earned during fiscal 2007 exceed royalty payments earned by MaggieMoo’s during fiscal 2006, pursuant to a formula set forth in the purchase agreement. MaggieMoo’s is the franchisor of 184 stores located in 36 states domestically. Each location features a menu of freshly made super-premium ice creams, mix-ins, smoothies, and custom ice cream cakes. This business operates in our QSR vertical.

Acquisition of Marble Slab. On February 28, 2007, we acquired the assets of Marble Slab Creamery, Inc. (“Marble Slab”). The purchase price of the acquisition was $21 million, consisting of $16 million of cash, and the issuance of $5.0 million of notes payable which mature on February 28, 2008. The notes accrue interest at an annual rate of 6% per annum until maturity, and 8% thereafter, and are payable in cash or common stock priced at the time of issuance, at the Company’s option. We have deposited $5.0 million into an escrow account to collateralize the payment of these notes. Marble Slab is the franchisor of 336 stores located in 35 states, Puerto Rico, Canada and the United Arab Emirates. Since 1983, each Marble Slab Creamery has featured homemade super-premium ice cream that is hand-rolled in freshly baked waffle cones. This business operates in our QSR vertical. We intend to borrow $19 million under the new senior credit facility entered into on March 12, 2007 secured by the assets of MaggieMoo’s and Marble Slab.

We expect to borrow $19 million under our new senior credit facility, which will be secured by the assets of MaggieMoo’s and Marble Slab. Assuming we borrow all of the expected amounts for the Bill Blass, MaggieMoo’s and Marble Slab acquisitions, our total borrowings under our new $150 million credit facility (including the $26.5 million we borrowed for The Athlete’s Foot acquisition) would be approximately $72.5 million. For a discussion of risks associated with borrowings, see Item 1A. Risk Factors under the caption “Risks of Our Our Current Business - Any failure to meet our debt obligations would adversely affect our business and financial condition.”

Competition

Our brands are all subject to extensive competition by numerous domestic and foreign brands. Each of our brands has numerous competitors within each of our specific distribution channels. Our degree of success is dependent on the image of our brands to consumers and our licensees' ability to design, manufacture and sell products bearing our brands.

In seeking to make acquisitions of IP and IP-centric businesses, we compete with other companies and financial buyers (such as private equity funds). While we believe the number of competitors is currently limited, we expect that more competitors will develop over time. Competitors may be larger than us, have access to greater financial and other resources or be willing to pay higher prices in acquisitions or assume greater acquisition-related risks. See Item 1A. Risk Factors under the caption “Risks of Our Acquisition Strategy - Competition may negatively affect our ability to complete suitable acquisitions.”

The Athletes Foot. Our franchisees operate in the retail athletic footwear and apparel business which is highly competitive with relatively low barriers to entry. The principal competitive factors in these markets are price, quality, selection of merchandise, reputation, store location, advertising and customer service.

The businesses we acquired in 2007, and businesses we acquire in the future, are also subject to competitive risks and pressures, including price, quality, selection of merchandise, reputation, store location, advertising and customer service.

Historical Operations

Historical Overview

Until late 2004, we owned, acquired and operated a number of mobile and wireless communications businesses. These businesses never became profitable, and during 2004 we sold these businesses and started a mortgage-backed securities, or MBS, business. During 2004 and 2005, we assembled a leveraged portfolio of MBS investments. However, market conditions for the MBS business changed significantly during 2005 and into 2006, and the profitability of our leveraged MBS portfolio declined. In light of these changing market conditions, in late 2005 and into 2006, we began to explore additional and alternative business strategies that we thought could help us become profitable more quickly and create shareholder value. These efforts resulted in our decision to acquire UCC in June 2006. On October 31, 2006, at the 2006 Annual Meeting of Stockholders (the “Annual Meeting”), our stockholders approved the sale of our MBS portfolio for the purpose of discontinuing our MBS business and allocating all cash proceeds from such sale to the growth and development of our IP business. We sold our MBS investments in November 2006, and since that time, we have focused entirely on our IP business.

Holding Company Reorganization and Name Change

Aether Systems Inc. (“Aether Systems”), the historical entity through which we previously conducted the Mobile Government, EMS and Transportation businesses, was formed in January 1996. On July 12, 2005, the stockholders of Aether Systems approved a holding company reorganization of Aether Systems in which each share of Aether Systems common stock was exchanged for one share of common stock of Aether Holdings, Inc. (“Aether Holdings”), and Aether Systems became a wholly owned subsidiary of Aether Holdings. The reorganization was undertaken to implement restrictions on certain changes in the ownership of our common stock in an effort to protect the long-term value of our substantial net operating loss and capital loss carry forwards (as described in further detail below). In recognition of the changing business strategy of the Company, on October 31, 2006, our stockholders approved a change of our Company name from Aether Holdings to NexCen Brands. Effective November 1, 2006, we changed our “ticker” symbol, under which our common stock is traded on the Nasdaq Global Market, from “AETH” to “NEXC.”

Tax Loss Carry Forwards

As a result of the substantial losses incurred by our mobile and wireless communications businesses through 2004, as of December 31, 2006, we had federal net operating loss carry forwards of approximately $777 million that expire on various dates between 2011 and 2026. These tax loss carryforwards are generally available to offset federal income taxes. We expect to remain subject to certain state, local, and foreign tax obligations, as well as to a portion of the federal alternative minimum tax, as discussed below in Item 1A. Risk Factors under the caption “Risks of Our Tax Loss Carry Forwards.” In addition, we had capital loss carry forwards of approximately $251 million that expire between 2007 and 2011. If we had an ownership change as defined in Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”), our net operating loss carryforwards and capital loss carry forwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses.

Generally, an ownership change occurs if one or more stockholders, each of whom owns 5% or more in value of a corporation’s stock, increase or decrease their aggregate percentage ownership by 50% or more as compared to the lowest percentage of stock owned by such stockholders at any time during the preceding three-year period. For example, if a single stockholder owning 10% of our stock acquired an additional 50% of our stock in a three-year period, a change of ownership would occur. Similarly, if ten persons, none of whom owned our stock, each acquired slightly over 5% of our stock within a three-year period (so that such persons own, in the aggregate more than 50%) an ownership change would occur. Ownership of stock is determined by certain constructive ownership rules which can attribute ownership of stock owned by entities (such as estates, trusts, corporations, and partnerships) to the ultimate indirect owner.

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

As a result of the holding company reorganization that we completed in 2005, as described above under the caption “Holding Company Reorganization and Name Change,” shares of our common stock are subject to transfer restrictions contained in our certificate of incorporation. In general, the transfer restrictions prohibit any person from acquiring 5% or more of our stock without our consent. Persons who owned 5% or more of our stock prior to May 4, 2005 are permitted to sell the shares owned as of May 4, 2005 without regard to the transfer restrictions. Shares acquired by such persons after May 4, 2005 are subject to the transfer restrictions. While we expect that these transfer restrictions will help guard against a change of ownership occurring under Section 382 and the related rules, because we are using stock as consideration to make acquisitions, because we may decide (or need) to sell additional shares of our common stock in the future to raise capital for our business and because persons who held 5% or more of our stock prior to these restrictions taking effect can sell (and in some cases have sold) shares of our stock, we cannot guarantee that these restrictions will prevent a change of ownership from occurring. Our board of directors also has the right to waive the application of these restrictions to any transfer.

One of our principal business objectives is to operate profitably so that we can realize value, in the form of tax savings, from our accumulated tax loss carry forwards. The Company monitors the change in shareholdings on a monthly basis and has an outside accounting firm (other than our independent auditor) perform a quarterly analysis to determine the cumulative percent change through the end of the particular quarter. Based upon a review of past changes in our ownership, as of December 31, 2006, we do not believe that we have experienced an ownership change (as defined under Section 382) that would result in any limitation on our future ability to use these net operating loss and capital loss carry forwards. However, we can not be certain that the IRS or some other taxing authority may not disagree with our position and contend that we have already experienced such an ownership change, which would severely limit our ability to use our net operating loss carry forwards and capital loss carry forwards to offset future taxable income.

For a discussion on the risks associated with our tax loss carry forwards, please refer to Item 1A. Risk Factors under the caption “Risks of Our Tax Loss Carry Forwards.”

Employees

As of December 31, 2006, we employed a total of 36 persons. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good. As we acquire additional businesses, our employee base will increase.

General Corporate Matters

Our executive offices are located at 1330 Avenue of the Americas, 34th Floor, New York, NY 10019. Our telephone number is (212) 277-1100 and our fax number is (212) 277-1160.

Availability of Information

We maintain a website at www.nexcenbrands.com, which provides a wide variety of information on each of its brands. You may read and copy any materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. For further information concerning the SEC’s Public Reference Room, you may call the SEC at 1-800-SEC-0330. Some of this information may also be accessed on the SEC’s website at www.sec.gov. We also make available free of charge, on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are providing the address of our internet website solely for the information of investors. We do not intend the internet address to be an active link, and the contents of the website are not a part of this Report. We also maintain, in some cases through our licensees, sites for each of the Company's brands and operations, www.theathletesfoot.com, www.ucccapital.com and www.billblass.com.

ITEM 1A. RISK FACTORS

Investing on our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider these risks as well as information we include or incorporate by reference in this prospectus. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected, and you may lose some or all of your investment.

Risks of Our Current Business

We have incurred significant losses throughout our history and may not be profitable in the future.

Since our inception, we have incurred net losses of approximately $2.5 billion. We only recently began to implement our new IP-centric business strategy. There is no assurance that we will be able to operate this new IP business profitably or to report net income in the future and realize the value of our substantial tax loss carryforwards.

Our IP-centric business is new, and we may not be successful in operating or expanding it.

We do not have an established history of acquiring IP, or IP-centric businesses, and managing IP assets and businesses. We began to implement our IP-centric business in June 2006, when we acquired UCC. Upon the closing of that acquisition, Mr. D’Loren, who was the president and chief executive officer of UCC, became our president and chief executive officer. During their tenure with UCC, Mr. D’Loren and the other members of our senior management team were involved primarily in providing banking, finance, consulting and other advisory services to IP-centric businesses. They did not own or manage an IP-centric business directly. As a result, we may encounter unanticipated difficulties or challenges as we work to implement our new business strategy. If we are unable to address and overcome such difficulties or challenges, we may not be successful with our new business strategy.

We are dependent upon our president and chief executive officer, Robert W. D’Loren. If we lose Mr. D’Loren’s services, we may not be able to successfully implement our IP business strategy.

The successful implementation of our IP business strategy will depend primarily upon the efforts of Mr. D’Loren, our president and chief executive officer. Mr. D’Loren is the person primarily responsible for conceiving of and implementing our IP business strategy. Although we have entered into an employment agreement with Mr. D’Loren that runs through June 2009, there is no guarantee that he will remain employed by us throughout the period. If he ceases to work with us, or if his services are reduced, we will need to identify and hire other qualified executives, and we may not be successful in finding or hiring adequate replacements. This could impede our ability to fully implement our IP business strategy, which would harm our business and prospects.

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

We are involved in litigation with respect to a business that we sold in 2005.

In 2005, we sold our mobile transportation business to Geologic Solutions, Inc. Since that time, Geologic has notified us of, and we have responded to, various indemnification claims for alleged breaches of representations and warranties under the asset purchase agreement pursuant to which we sold the transportation business to Geologic. We were unable to resolve these claims with Geologic, and in March 2006, Geologic filed a lawsuit against us in state court in New York. Geologic’s claims primarily involve allegations that we did not fully disclose certain aspects of our transportation business’ relationships with one of its major customers and two of its major suppliers that allegedly resulted in the devaluation of inventory and other adverse effects to the business. Geologic contends that it has suffered damages in excess of $30 million as a result of these alleged breaches. The Company believes it has meritorious defenses to Geologic’s claims and is vigorously defending against them. However, we cannot predict the outcome of this litigation, and an adverse resolution of such claims could require us to make a significant cash payment to Geologic. In such event, we would record a charge against earnings, further increasing the loss on the sale of the transportation business, and decreasing the amount of cash we have available for acquisitions and operations.

Any failure to meet our debt obligations would adversely affect our business and financial condition.

On March 12, 2007, we entered into a new $150 million master loan agreement with BTMU Capital Corporation. As of March 14, 2007, we have approximately $26.5 million of long-term debt outstanding, and expect to draw an additional $46 million shortly to refinance the acquisitions of Bill Blass, MaggieMoo’s and Marble Slab. Interest rates for our master loan agreement vary based upon utilization and whether the borrowings are at the base rate or the London Interbank Offering Rate ("LIBOR").

Our master loan agreement contains affirmative and negative covenants customary for senior secured credit facilities, including, among other things, restrictions on indebtedness, liens, fundamental changes, loans, acquisitions, capital expenditures, restricted payments, transactions with affiliates, common stock repurchases, dividends and other payment restrictions affecting subsidiaries and sale leaseback transactions. Our failure to comply with the financial and other restrictive covenants relating to our indebtedness could result in a default under the indebtedness, which could materially adversely affect our business, financial condition and results of operations. These restrictions may also limit our ability to operate our businesses and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise.

As a result of our indebtedness, we will need to use a portion of our cash flow to pay principal and interest, which will reduce the cash available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business. The master loan agreement may also limit our ability to obtain future financings which could negatively impact our business, financial condition, results of operations and growth. The amount of our debt may also cause us to be more vulnerable to economic downturns and adverse developments in our business.

Risks of Our Acquisition Strategy

Competition may negatively affect our ability to complete suitable acquisitions.

We believe that there are a limited number of other companies competing for acquisitions of the type that we are seeking. However, we will face competition for acquisitions, and competition may increase as the business strategy we are pursuing continues to receive publicity. Existing and future competitors may be larger than us and have access to greater financial and other resources. As a result, acquisitions may become more expensive, and we may face greater difficulty in identifying suitable acquisition candidates on terms that we believe will make sense. If we are unable to expand our business by completing acquisitions on favorable terms, our financial results may be negatively affected.

Acquisitions involve numerous risks that we may not be able to address or overcome, and could result in acquisitions that negatively affect our business and financial results.

Even if we are successful in completing IP-centric acquisitions, we may not be able to achieve or maintain profitability levels that will justify our investments in those acquisitions. Among other things, we may not be able to realize anticipated benefits from our acquisitions, including various synergies and economies of scope and scale. Each acquisition involves numerous risks, any of which could have a detrimental effect on our results of operations and/or the value of our equity. These risks include, among others:

•	overpaying for acquired assets or businesses;

•	being unable to license, market or otherwise exploit IP that we acquire on anticipated terms or at all;

•	negative effects on reported results of operations from acquisition-related expenses and amortization or impairment of acquired intangibles;

•	diversion of management's attention from management of day-to-day operational issues;

•	failing to maintain focus on, or ceasing to execute, core strategies and business plans as our IP portfolio grows and becomes more diversified;

•	failing to acquire or hire additional successful managers, or being unable to retain critical acquired managers;

•	potential adverse effects of a new acquisition on an existing business or business relationship; and

•
underlying risks of the businesses that we acquire, which may differ from one acquisition to the next, including those related to entering new lines of business or markets in which we have little or no prior experience.

Our ability to grow through the acquisition of additional IP assets and business will depend on the availability of capital to complete acquisitions.

We financed the acquisitions of The Athlete’s Foot, Bill Blass, MaggieMoo’s and Marble Slab with a combination of cash and equity, and we intend to finance our future IP acquisitions through a combination of available cash, bank or other institutional financing, and issuances of equity and possibly debt securities. As of March 14, 2007, we had approximately $39 million of cash on hand after borrowing $26.5 million under the new senior credit facility we entered into on March 12, 2007. There is no assurance that we will be able to secure borrowings in the future to fund acquisitions, either on terms that we consider reasonable or at all. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, we face limitations on the number of shares of equity that we can issue without triggering limitations on our future ability to use our substantial accumulated tax loss carry forwards. Under certain circumstances, these limitations (if triggered) could significantly or, under certain circumstances, totally reduce the future value of our tax loss carry forwards (assuming we are able to generate taxable income that would benefit from the use of the tax loss carry forwards).

As a result of these factors, we may lack access to sufficient capital to complete acquisitions that we identify and want to complete. In such a case, our inability to complete acquisitions could have a material adverse effect on our business, our financial results and the trading price of our stock.

We operate a global business that exposes us to additional risks that may negatively affect our results of operations and financial condition.

Our Athlete’s Foot franchisees operate in over 40 countries. In addition, the brands and other IP assets that we acquire and manage are currently used, and in the future are expected to be used, for products and services that will be advertised and sold in many different countries. As a result. we are subject to risks associated with doing business globally.  We intend to continue to pursue growth opportunities for our IP business outside the United States, which could expose us to greater risks.  The risks associated with our IP business outside the United States include:

•	Political and economic instability or civil unrest;

•	Armed conflict, natural disasters or terrorism;

•	Health concerns or similar issues, such as a pandemic or epidemic;

•	Multiple foreign regulatory requirements that are subject to change and that differ between jurisdictions;

•	Changes in trade protection laws, policies and measures, and other regulatory requirements effecting trade and investment;

•
Differences from one country to the next in legal protections applicable to IP assets, including trademarks and similar assets, enforcement of such protections and remedies available for infringements;

•	Fluctuations in foreign currency exchange rates and interest rates; and

•	Adverse consequences from changes in tax laws.

The effects of these risks, individually or in the aggregate, could have a material adverse impact on our IP business.

Risks of Businesses We Acquire

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

We expect to have limited personnel and operations. Substantially all of our earnings are expected to come from royalties generated from licensees, franchisees and similar contractual relationships involving IP that we acquire. Licensees, franchisees and other business partners are independent operators, and we will not exercise day-to-day control over any of them. As a result, our business will face a number of risks, including the following:

•
We expect that products using our IP will be manufactured by third party licensees, either directly or through third-party manufacturers on a subcontract basis. All manufacturers have limited production capacity, and the ones with whom we work (directly or indirectly) may not, in all instances, be able to satisfy manufacturing requirements for our (and our licensees’) products.

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

As a result of our acquisition strategy, certain identifiable intangible assets with indefinite lives which meet specified accounting criteria will consist of identifiable intangible assets and goodwill. We will not amortize goodwill. We may not be able to realize the full fair value of intangible assets with indefinite lives and goodwill from our acquisitions. We will evaluate on at least an annual basis whether all or a portion of identifiable intangible assets and goodwill and intangible assets may be impaired. Any write-down of intangible assets or goodwill resulting from future periodic evaluations would decrease our net income, and those decreases could be material.

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

Risks of Our Tax Loss Carry Forwards

We may not be able to realize value from our tax loss carry forwards.

As of December 31, 2006, we had federal net operating loss carry forwards of approximately $777 million that expire between 2011 and 2026. In addition, we had capital loss carry forwards of approximately $251 million that expire between 2006 and 2011. If we had an “ownership change” as defined in section 382 of the Internal Revenue Code, our net operating loss carry forwards and capital loss carry forwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon a review of past changes in our ownership, as of December 31, 2006, we do not believe that we have experienced an ownership change (as defined under section 382) that would result in any limitation on our future ability to use these net operating loss and capital loss carry forwards. However, we can not assure you that the IRS or some other taxing authority may not disagree with our position and contend that we have already experienced such an ownership change, which would severely limit our ability to use our net operating loss carry forwards and capital loss carry forwards to offset future taxable income.

Generally, an ownership change occurs if one or more stockholders, each of whom owns 5% or more in value of a corporation’s stock, increase or decrease their aggregate percentage ownership by 50% or more as compared to the lowest percentage of stock owned by such stockholders at any time during the preceding three-year period. For example, if a single stockholder owning 10% of our stock acquired an additional 50% of our stock in a three-year period, a change of ownership would occur. Similarly, if ten persons, none of whom owned our stock, each acquired slightly over 5% of our stock within a three-year period (so that such persons own, in the aggregate more than 50%) an ownership change would occur. Ownership of stock is determined by certain constructive ownership rules which can attribute ownership of stock owned by entities (such as estates, trusts, corporations, and partnerships) to the ultimate indirect owner.

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

On July 12, 2005, our stockholders approved a holding company reorganization in which each share of what was then Aether Systems common stock was exchanged for one share of common stock of a new holding company (then called Aether Holdings, and now called NexCen Brands). As a result of this transaction, shares of our common stock are subject to transfer restrictions contained in our certificate of incorporation. In general, the transfer restrictions prohibit any person from acquiring more than 5% of our stock without our consent. Persons who owned 5% or more of our stock prior to May 4, 2005 are permitted to sell the shares owned as of May 4, 2005 without regard to the transfer restrictions. Shares acquired by such persons after May 4, 2005 are subject to the transfer restrictions. While we expect that these transfer restrictions will help guard against an ownership change occurring under section 382 and the related rules, because we are using stock as consideration to make acquisitions, and because we may decide (or need) to sell additional shares of our common stock in the future to raise capital for our business and because persons who held more than 5% of our stock prior to these restrictions taking effect can sell (and in some cases have sold) shares of our stock, we cannot guarantee that these restrictions will prevent a change of ownership from occurring.

We may not be able to use our tax loss carry forwards because we may not generate taxable income.

The use of our net operating loss carry forwards is subject to uncertainty because it is dependent upon the amount of taxable income we generate. Similarly, the extent of our actual use of our capital loss carry forwards is also subject to uncertainty because their use depends on the amount of capital gains we generate. There can be no assurance that we will have sufficient taxable income (or capital gains) in future years to use the net operating loss carry forwards or capital loss carry forwards before they expire. This is especially true for our capital loss carry forwards, because they expire over a shorter period of time than our net operating loss carry forwards.

The IRS could challenge the amount of our tax loss carry forwards.

The amount of our net operating loss carry forwards and capital loss carry forwards has not been audited or otherwise validated by the IRS. The IRS could challenge the amount of our net operating loss carry forwards and capital loss carry forwards, which could result in an increase in our liability for income taxes. In addition, calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity and ambiguity of section 382 and because of limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, we cannot assure you that the calculation of the amount of our net loss carry forwards may not be changed as a result of a challenge by a governmental authority or our learning of new information about the ownership of, and transactions in, our securities.

We expect to be subject to state, local and foreign taxes, as well as the alternative minimum tax. Our net loss carry forwards would not offset the alternative minimum tax in its entirety.

We will continue to be subject to state, local and foreign taxes. As a result of our capital loss carry forwards and net operating loss carry forwards, we anticipate our federal income tax liability over the next several years will be reduced substantially. However, we expect to be subject to the alternative minimum tax provisions of the Internal Revenue Code which limits the use of net operating loss carry forwards. These provisions would result, in effect, in 10% of our alternative minimum taxable income being subject to the 20% alternative minimum tax assessed on corporations. This amounts to a 2% effective tax rate on our alternative minimum taxable income.

The IRS may seek to impose the accumulated earnings tax on some or all of the taxable income we retain.

We expect to retain all or a substantial portion of future earnings over the next several years to finance the development and growth of our IP business. As a result, we may not declare or pay any significant dividends on shares of our common stock for an extended period. If the IRS believed we were accumulating earnings beyond our reasonable business needs, the IRS could seek to impose an accumulated earnings tax, or AET, of 15% on our accumulated taxable income. We do not believe that we will be subject to the AET due to various reasons, including the existence of our large deficit in accumulated earnings and profits. However, the IRS may disagree with us on this point, and the IRS may attempt to impose the AET on all or a portion of our taxable income. In such event, we would expect to challenge any attempt by the IRS to impose the AET on our business, but the outcome of such a challenge is uncertain.

If we distributed our accumulated taxable income for each year to our stockholders as dividends, we would not be subject to the AET for the amounts so distributed, but would be subject to the AET only for the amount of earnings retained. If we paid dividends to stockholders out of current earnings, these dividends would, generally speaking, be eligible to be treated as “qualified dividends” for federal income tax purposes, taxed at the current maximum federal rate of 15%, assuming that the recipient stockholder met the various requirements under the Internal Revenue Code for such treatment. The maximum rate for qualified dividends is currently projected to increase to the maximum federal income tax rate applicable to ordinary income (currently 35%) for tax years beginning after December 31, 2008 in accordance with the Jobs and Growth Tax Relief Reconciliation Act of 2003.

Limits on ownership of our common stock could have an adverse consequence to you and could limit your opportunity to receive a premium on our stock.

As noted above, it is important that we avoid an ownership change under section 382 of the Internal Revenue Code, in order to retain the ability to use our net operating loss carry forwards and capital loss carry forwards to offset future income. Under transfer restrictions that have been applicable to our common stock since 2005, no one is permitted to acquire 5% or more of our stock without the consent of our Board of Directors. In addition, even if our Board of Directors consented to a significant stock acquisition, a potential buyer might be deterred from acquiring our common stock while we still have significant tax losses being carried forward, because such an acquisition might trigger an ownership change and severely impair our ability to use our tax losses against future income. Thus, this potential tax situation could have the effect of delaying, deferring or preventing a change in control and, therefore, could affect adversely our shareholders’ ability to realize a premium over the then prevailing market price for our common stock in connection with a change in control.

The transfer restrictions that apply to shares of our common stock, although designed as a protective measure to avoid an ownership change, may have the effect of impeding or discouraging a merger, tender offer or proxy contest, even if such a transaction may be favorable to the interests of some or all of our shareholders. This effect might prevent our stockholders from realizing an opportunity to sell all or a portion of their common stock at a premium to the prevailing market price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2006, we leased a total of approximately 16,450 square feet of office space. Our principal offices total 10,250 square feet and are located in New York, NY. The Athlete’s Foot office is located in Norcross, GA and totals 6,200 square feet of leased office space. In addition, we maintain a lease for space in Marlborough, Massachusetts that we used for the Mobile Government business that we sold in 2005. We have sublet this office space to BIO-Key International, Inc., the company that purchased the Mobile Government business (“BIO-Key”). We believe that our retained facilities are adequate for the purposes for which they are presently used and that replacement facilities are available at comparable cost, should the need arise.

As we acquire additional businesses, we expect to own or lease additional office space. Such additions may come through assuming leases of businesses we acquire, purchasing property owned by acquired businesses as part of the acquisitions, or entering into new leases either to consolidate operations in multiple locations or to accommodate the needs of our business as it expands. We do not own or lease property used by our franchisees.

ITEM 3. LEGAL PROCEEDINGS

IPO Litigation. NexCen is among the hundreds of defendants named in a series of class action lawsuits seeking damages due to alleged violations of securities law.  The case is being heard in the United States District Court for the Southern District of New York.  The court has consolidated the actions by all of the named defendants that actually issued the securities in question.  There are approximately 310 consolidated cases before Judge Scheindlin, including this action, under the caption In Re Initial Public Offerings Litigation, Master File 21 MC 92 (SAS).

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

After initial procedural motions and the start of discovery in 2002 and 2003, the plaintiffs voluntarily dismissed without prejudice the officer and director defendants of each of the 310 named issuers, including NexCen.  Then in June 2003, the Plaintiff’s Executive Committee announced a proposed settlement with the issuer-defendants, including NexCen, and the officer and director defendants of the issuers (the “Issuer Settlement”).  A settlement agreement was signed in 2004 and presented to the District Court for approval. The proposed Issuer Settlement does not include the underwriter-defendants, and they have continued to defend the actions and have objected to the proposed settlement. (One of the defendant-underwriters signed a memorandum of understanding in April 2006 agreeing to a $425 million settlement of claims against it.)  Under terms of the proposed Issuer Settlement, NexCen has a reserve of $465,000 for its estimated exposure. If the proposed settlement is approved by the court, it is extremely unlikely that NexCen would incur any material financial or other liability.

The District Court granted preliminary approval of the proposed Issuer Settlement in 2005 and held a fairness hearing on the matter in April 2006. In December 2006, before final action by the District Court on the proposed Issuer Settlement, the U.S. Court of Appeals for the Second Circuit issued a ruling vacating class certification for certain plaintiffs in the actions against the underwriter-defendants. A petition was filed in early 2007 seeking rehearing of this decision, but the Second Circuit had not acted on the petition as of March 1, 2007. The impact of this decision on the claims against the issuer-defendants (including NexCen) and on the proposed Issuer Settlement is unclear. Since December 2006, the District Court has stayed all proceedings in these cases pending further action by the Second Circuit.

Transportation Business Sale. On March 13, 2006, a complaint captioned Geologic Solutions, Inc. v. Aether Holdings, Inc. was filed against the Company in the Supreme Court for the State of New York, New York County. The complaint generally alleges that plaintiff Geologic was damaged as a result of certain alleged breaches of contract and fraudulent inducement arising out of NexCen’s alleged misrepresentations and failure to disclose certain information in connection with the asset purchase agreement dated as of July 20, 2004 for the purchase and sale of our Transportation business. The allegations in Geologic’s complaint are substantially similar to claims Geologic made in a previous request to the Company for indemnification. The complaint seeks monetary damages in an amount not less than $30 million and other relief. During the second quarter of 2006, the plaintiff agreed to substitute Aether Systems, Inc. for Aether Holdings, Inc. as defendant in the case because Aether Systems, Inc. was the party to the asset purchase agreement upon which Geologic’s claims are based. We believe we have a meritorious defense to Geologic’s claims and are vigorously defending against this action; however, we cannot predict the outcome of this litigation, and an adverse resolution of such claims could require us to make a significant cash payment to Geologic. We have incurred costs in connection with the defense of this lawsuit, which have been recorded against discontinued operations, further increasing the loss on the sale of the Transportation segment, and decreasing the amount of cash we have available for acquisitions and operations.

Legacy UCC Litigation. UCC and Mr. D’Loren in his capacity as president of UCC are parties along with unrelated parties to litigation resulting from a default on a loan to The Songwriter Collective, LLC (“TSC”), which UCC had referred to a third party. A shareholder of TSC filed a lawsuit in the U.S. District Court for the Middle District of Tennessee alleging, that certain misrepresentations by TSC and its agents (including UCC and D’Loren) induced the shareholder to contribute certain rights to musical compositions to TSC. The lawsuit, which is captioned Tim Johnson v. Fortress Credit Opportunities I, L.P., et al., seeks declaratory judgment, reformation and rescission, and monetary damages relating to the loan and alleged loss of value on contributed assets. UCC and Mr. D’Loren have filed cross-claims against TSC and certain TSC officers claiming indemnity. TSC has filed various cross and third-party claims against UCC, Mr. D’Loren and another TSC shareholder, Annie Roboff. Roboff has filed a separate action in the Chancery Court in Davidson County, Tennessee, which is captioned Roboff v. Mason, et al., as well as claims in the federal court lawsuit, against UCC, Mr. D’Loren, TSC and the other parties. The claims include fraud and negligent misrepresentation allegations against Mr. D’Loren, and UCC. Ms. Roboff previously made these same claims in a lawsuit that she filed in state court in New York. That lawsuit was dismissed on procedural grounds, and Ms. Roboff has appealed the dismissal. UCC believes these claims are without merit and is vigorously defending the actions.  UCC’s insurance carrier is defending the litigation. The litigation is in discovery and the outcome cannot be estimated at this time; however, settlement discussions are being held.  The loss, if any, could exceed existing insurance coverage and any excess could adversely affect our financial condition and results.

Other. In addition to the matters discussed above, we become involved from time to time in other litigation in the ordinary course of our business.  As of the date of this Report, there are no other proceedings that management considers material to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 31, 2006, the Company held its Annual Meeting, at which six proposals were presented to the Company’s stockholders for consideration. The six matters presented for consideration were: (1) a proposal to approve the sale of the Company’s existing MBS portfolio for the purpose of discontinuing the Company’s MBS business and allocating all cash proceeds from such sale to the growth and development of the IP business; (2) a proposal to amend the Certificate of Incorporation to change the Company’s name to “NexCen Brands, Inc.”; (3) the election of eight directors to hold office until the 2007 Annual Meeting of Stockholders or until their successors are elected and qualified; (4) a proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006; (5) a proposal to approve the adoption of the Company’s 2006 Long-Term Equity Incentive Plan (the “2006 Plan”); and (6) a proposal to approve the adoption of the 2006 Management Bonus Plan (the “Bonus Plan”).

The number of issued and outstanding shares of common stock of the Company as of September 6, 2006, the record date established by the Company’s Board of Directors for determining stockholder eligibility to vote at the Annual Meeting, was 47,434,296. Computershare, the Company’s independent inspectors of election at the Annual Meeting, certified the voting results. There were present in person or by proxy at the Annual Meeting stockholders holding an aggregate of 45,700,427 shares of common stock of the Company, representing approximately 96% of the total shares eligible to vote. Set forth below are the results of the votes taken at the Annual Meeting.

The proposal to proceed with the sale of the Company’s existing MBS portfolio was approved by the stockholders by the following vote:

Votes For:	Votes Against:	Abstain:	Broker Non-votes:
32,103,838	22,199	115,719	13,458,671

The proposal to amend the Certificate of Incorporation to change the Company’s name to “NexCen Brands, Inc.” was approved by the stockholders by the following vote:

Votes For:	Votes Against:	Abstain:	Broker Non-votes:
32,035,990	88,502	117,264	13,458,671

The nominees for election to the Board of Directors were elected by the stockholders by the following vote:

Name:	Votes For:	Votes Withheld:
James T. Brady	41,792,081	3,908,346
Robert W. D’Loren	39,221,678	6,478,749
Jack B. Dunn IV	38,603,925	7,096,502
Edward J. Mathias	41,794,381	3,906,046
David S. Oros	39,260,172	6,440,255
Jack Rovner	41,794,481	3,905,946
Truman T. Semans	41,795,322	3,905,105
George P. Stamas	38,901,401	6,799,026

The proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved by the stockholders by the following vote:

Votes For:	Votes Against:	Abstain:	Broker Non-Votes:
45,203,932	17,993	478,502	0

The proposal to approve the adoption of the 2006 Plan was approved by the stockholders by the following vote:

Votes For:	Votes Against:	Abstain:	Broker Non-Votes:
25,527,030	6,697,235	17,491	13,458,671

The proposal to approve the adoption of the Bonus Plan was approved by the stockholders by the following vote:

Votes For:	Votes Against:	Abstain:	Broker Non-Votes:
25,437,530	6,213,506	590,720	13,458,671

PART II

ITEM 5. MARKET FOR NEXCEN’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock has been quoted on the Nasdaq Global Market under the symbol NEXC since November 1, 2006. Prior to that time, the symbol AETH had been used, starting with our initial public offering on October 20, 1999. The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported on the Nasdaq Global Market.

	2006		2005
QUARTER ENDED	HIGH	LOW	HIGH	LOW
March 31	$3.85	$3.13	$3.51	$3.24
June 30	$5.50	$3.75	$3.45	$3.04
September 30	$6.33	$5.54	$3.67	$3.27
December 31	$7.42	$5.71	$3.57	$3.27

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

The number of stockholders of record of NexCen’s common stock as of February 28, 2007 was 469.

DIVIDENDS

We have never declared or paid any cash dividends on our capital stock or, when we were organized as a limited liability company, did we make any distributions to our members. For the period that our accumulated tax loss carry forwards remain available for use, we expect to retain earnings, if any, to support the development of our business, rather than pay periodic cash dividends. Our Board of Directors may reconsider or change this policy in the future. Payment of future dividends, if any, will be at the discretion of our Board of Directors, after taking into account such factors as it considers relevant, including our financial condition, the performance of our business, the perceived benefits to the Company and our stockholders of re-investing earnings, anticipated future cash needs of our business, the tax consequences of retaining earnings and the tax consequences to the Company and its stockholders of making dividend payments.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Plan Category	Plan Name	Number of securities to be issued upon exercise of outstanding options, and restricted stock	Weighted-average exercise price of outstanding options, and restricted stock	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1999 Equity Incentive Plan	4,689,398	$4.19	0

	2006 Equity Incentive Plan	426,000	6.88	3,074,000

Equity compensation plans not approved by security holders	Acquisition Incentive Plan	123,006	3.23	0

Total		5,238,404	$4.39	3,074,000

The 1999 Equity Incentive Plan (the “1999 Plan”) provides for the issuance of NexCen common stock, pursuant to grants of stock options or restricted stock, in an amount equal to 20% of the Company’s outstanding shares. On September 2, 2005, the Company filed a registration statement with the Securities and Exchange Commission on Form S-8 registering an additional 973,866 shares under the 1999 Plan.

The Acquisition Incentive Plan (the “2000 Plan”) was effective December 15, 2000. Grants under the 2000 Plan may be made to all employees, consultants and certain other service providers (other than directors and executive officers) of the Company. Under the 2000 Plan, NexCen’s Board of Directors has authorized the issuance of up to 1,900,000 shares of NexCen common stock in connection with the grant of stock options or restricted stock. All options granted under the 2000 Plan must be nonqualified stock options. Any shares covered by an award that are used to pay the exercise price or any required withholding tax will become available for re-issuance under the plan. In the event of a “change of control” as such term is defined in the 2000 Plan, awards of restricted stock and stock options will become fully vested or exercisable, as applicable, to the extent the award agreement granting such restricted stock or options provides for such acceleration. (Individuals receive an award agreement upon grant of an award under the 2000 Plan.) A participant will immediately forfeit any and all unvested options and forfeit all unvested restricted stock at the time of termination from NexCen, unless the award agreement provides otherwise. No participant may exercise vested options after the 90th day from the date of termination from NexCen, unless the award grant provides otherwise.

Effective October 31, 2006, the Company adopted the 2006 Plan to replace the 1999 Plan and the 2000 Plan. The Company’s stockholders approved the adoption of the 2006 Plan at the Annual Meeting held on October 31, 2006. The 2006 Plan is now the sole plan for providing stock-based compensation to eligible employees, directors and consultants. The 1999 Plan and the 2000 Plans will remain in existence solely for the purpose of addressing the rights of holders of existing awards already granted under those plans. No new awards will be granted under the 1999 Plan and the 2000 Plan. A total of 3.5 million shares of common stock are initially reserved for issuance under the 2006 Plan, which represented approximately 7.4% of NexCen’s outstanding shares at the time of adoption. Options under the 2006 Plan expire after ten years and are granted at an exercise price no less than the fair value of the common stock on the grant date.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents shares surrendered by employees to exercise stock options and to satisfy tax withholding obligations on vested restricted stock and stock option exercises.

Period	Total Number of Shares Purchased	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans and Programs
January 1 - January 31, 2006	-	-	-	-
February 1 - February 28, 2006	-	-	-	-
March 1 - March 31, 2006	-	-	-	-
April 1 - April 30, 2006	-	-	-	-
May 1 - May 31, 2006	-	-	-	-
June 1 - June 30, 2006	85,900	$4.10	-	-
July 1 - July 31, 2006	-	-	-	-
August 1 - August 31, 2006	-	-	-	-
September 1 - September 30, 2006	-	-	-	-
October 1 - October 31, 2006	-	-	-	-
November 1 - November 30, 2006	-	-	-	-
December 1 - December 31, 2006	-	-	-	-
Total	85,900	$4.10	-	-

ITEM 6. SELECTED FINANCIAL DATA

The table that follows presents portions of our Consolidated Financial Statements and is not a complete presentation in accordance with U.S. generally accepted accounting principles. You should read the following Selected Financial Data together with our Consolidated Financial Statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

The results of operations in the following Selected Financial Data, as well as in our Consolidated Financial Statements, present the results of our IP Segment in 2006 in continued operations, and EMS, Transportation and Mobile Government businesses, which we sold during 2004, and MBS which we sold in 2006, as discontinued operations. Loss from continuing operations does not include any financial results of the EMS, Transportation, Mobile Government, or MBS businesses. Our sold businesses are presented as discontinued operations for each of the historical periods. As a result, these results differ from what has been presented in the prior reporting periods.

	YEAR ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Royalty revenues	$1,175	$—	$—	$—	$—
Franchise fee revenues	749	—	—	—	—
Total revenues	1,924	—	—	—	—

Total operating expenses	(10,413)	(5,241)	(14,643)	(21,796)	(39,063)

Operating loss	(8,489)	(5,241)	(14,643)	(21,796)	(39,063)

Total non-operating income (loss)	3,337	1,690	(10,000)	(3,900)	17,703

Loss from continuing operations before taxes	(5,152)	(3,551)	(24,643)	(25,696)	(21,360)
Income taxes	(81)	—	—	—	—
Loss from continuing operations	(5,233)	(3,551)	(24,643)	(25,696)	(21,360)

Profit (loss) from discontinued operations, net of tax expense (benefit) of $64, $75,and $(535) for 2006, 2003, and 2002, respectively	2,358	225	(44,510)	(23,756)	(304,062)
Gain (loss) on sale of discontinued operations	755	(1,194)	20,825	—	—
Net loss	$(2,120)	$(4,520)	$(48,328)	$(49,452)	$(325,422)
Net loss per share (basic and diluted) from continuing operations	$(0.11)	$(0.08)	$(0.57)	$(0.60)	$(0.51)
Gain (loss) per share (basic and diluted) on sale of discontinued operations	0.07	(0.02)	(0.54)	(0.56)	(7.22)
Net loss per share - basic and diluted	$(0.04)	$(0.10)	$(1.11)	$(1.16)	$(7.73)

Weighted average shares outstanding - basic and diluted	45,636	44,006	43,713	42,616	42,117

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents (including restricted cash)	$84,834	$9,725	$69,555	$39,682	$68,593
Investments available for sale - discontinued operations	—	—	—	220,849	255,825
Trademarks and goodwill	64,607	—	—	—	—
Mortgage-backed securities, at fair value, discontinued operations	—	253,900	62,184	—	—
Total assets	158,385	266,008	136,586	398,105	475,407
Repurchase agreements related to discontinued operations	—	133,924	—	—	—
Total debt	—	—	—	154,942	154,945
Stockholders’ equity	$146,613	$126,387	$130,590	$179,301	$229,398

____________________________

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

In this discussion and analysis, we explain our financial condition and results of operations. We have organized our discussion and analysis as follows:

•	We provide an introduction to our financial results and condition.

•	We discuss our critical accounting policies.

•	We discuss recent accounting pronouncements.

•	We discuss the results of our continuing operations for the year ended December 31, 2006, compared with results for the years ended December 31, 2005 and 2004.

•	We discuss our financial condition, liquidity and capital resources and our contractual obligations.

INTRODUCTION

Our business has undergone significant change, and consequently our financial results and condition are difficult to compare from one year to the next. As discussed in Item 1, our business has changed to an IP-centric strategy. When we talk about our “continuing operations,” we are referring to our IP business. The results of our prior businesses (our MBS business and our mobile and wireless data businesses) are reported in “discontinued operations.”

Because our IP business is relatively new and because we are building this business initially through acquisitions, each acquisition has a material impact on our financial results and condition. This makes period-to-period comparisons even more difficult. Over time, as our group of owned businesses expands, we expect that additional acquisitions (other than very significant acquisitions) will have a less material impact on our results, and period-to-period comparisons will become more meaningful.

In reviewing our financial results and condition for the 2006, 2005 and 2004 fiscal years, you should keep in mind the following factors with respect to our continuing operations:

•
We did not earn franchise or royalty revenues before November 2006, when we acquired The Athlete’s Foot. Accordingly, our 2006 results reflect just seven weeks of revenue from The Athlete’s Foot business. Our results do not reflect any other revenue for 2006 or any prior years, because revenues from our prior businesses have been reclassified to “discontinued operations.”

•
Our operating expenses reflect the expenses of our IP business and all other expenses that were not directly attributable to the businesses now included in “discontinued operations.” This includes the costs of our corporate staff. Accordingly, while results of our continuing operations reflect revenues for only a small portion of 2006, they include significant operating expenses for all of 2006 and prior years.

•
We acquired UCC in June 2006. Since that time, UCC has focused on pursuing acquisition and financing opportunities for our IP business. UCC has not generated revenue since we acquired it, but we have incurred the operating expenses associated with the UCC business as part of the cost of developing our IP business. We cannot predict whether UCC will generate revenue in the future from providing advice to third parties, as this is not the focus of our business strategy. The reported loan servicing revenue at UCC of $148,000 in 2006 was recorded in other income because it is not the focus of our new IP business.

•
Our financial results and condition for 2006 and prior years do not include any of the revenues, expenses, assets or liabilities of Bill Blass, MaggieMoo’s or Marble Slab, as we acquired these businesses in February 2007. Our 2007 results will include the results and condition of these businesses, although they will only be included in our first quarter 2007 results for less than half of that quarter. If we acquire additional businesses in 2007, our results will include those businesses only from and after the date on which we acquire them.

•
We have been focused primarily on acquisitions, and are only beginning to focus on the development of acquired businesses. Beginning in 2007, we expect to devote substantial attention to integrating our acquired businesses and pursuing organic growth opportunities through both franchising and licensing arrangements. While we do not expect such activities to require us to incur material additional expenses, we cannot predict when they will result in incremental revenue.

•
Our operating expenses are increasing as we add personnel and facilities to support our growing business. These additions are coming both through our acquisitions and through hirings we make to add needed skills or to expand our staff so that we can properly manage and develop our business. In 2004 and 2005, we reduced our operating expenses significantly as we sold businesses and then managed a mortgage-backed securities business that did not require an extensive staff. In 2006, we reversed this trend, as we began to grow our IP business, and we expect the operating expenses will continue to increase in the near term as we build our IP business. However, we expect that our value net business model will enable us to operate efficiently and to leverage our people and facilities across a broad base of operations, thereby mitigating the rate of increase.

•
Our balance sheet has changed significantly, and we expect that it will continue to change significantly in the near term. During 2006, we sold all of our MBS investments for cash and used a substantial portion of the cash proceeds to repay indebtedness under repurchase agreements and to fund a portion of the purchase prices of UCC and The Athlete’s Foot (as well as to fund our operating losses). With these acquisitions, we acquired substantial IP assets and goodwill, as well as a limited amount of other assets and liabilities. With additional acquisitions, we will be using cash to pay a portion of the purchase price and we will be acquiring assets, particularly trademarks and goodwill, and assuming or incurring various operating liabilities associated with the acquired businesses. In addition, we will be incurring indebtedness under our new credit facility to finance a portion of the purchase price of our acquisitions. We expect to borrow approximately $72.5 million under the new credit facility to finance a portion of the purchase prices of our acquisitions of The Athlete’s Foot, Bill Blass, MaggieMoo’s and Marble Slab.

•
We continue to earn interest on our cash balances. In 2007, we will begin to pay interest on our borrowings under our new credit facility. Interest income and interest expense will be reported as part of “Non operating income” on our statement of operations.

•
The number of shares we have outstanding has continued to increase as we use our capital stock as consideration for acquisitions. We also have granted a significant number of new stock options and have issued several warrants to purchase common stock in connection with acquisitions and as long-term incentives for newly hired executives and other key personnel (both in connection with acquisitions and as part of our efforts to build our management team as we expand our business). We expect to continue to issue stock as consideration for acquisitions and possibly to raise additional capital for our business, subject to limitations under laws and rules that could affect our future use of our tax loss carry forwards. These limitations are discussed above in Item 1. Business under the caption “Tax Loss Carry Forwards” and also in Item 1A. Risk Factors under the caption “Risks of Our Tax Loss Carry Forwards.”

In view of these various factors, we expect that our financial results in 2007 will differ significantly from our results in 2006, and our financial condition also will continue to change as we expand our operations and complete acquisitions.

As described above in Item 1. Business under the caption “Our Business -- Operations and Strategy,” our strategy is to generate revenue from licensing and other commercial arrangements with third parties who want to use the IP that we acquire. These third parties (including franchisees) pay us licensing and other contractual fees and royalties for the right to use our IP on either an exclusive or non-exclusive basis. Our contractual arrangements may apply to a specific product market, a specific geographic market, or to multiple markets. Our revenue represents a relatively small percentage of the revenue of our licensees and franchisees (typically a 6% royalty). Our revenue will depend upon our ability to negotiate successful licensing and franchising arrangements for our acquired brands, our ability to expand our franchised business and the ability of our licensees and franchisees to sell products and services that make use of our IP (which will entitle us to receive fees and royalties from them).

As a result of our IP business strategy, we expect that our principal assets will be intangible assets (the trademarks and other IP assets and associated goodwill related to the brands and businesses that we acquire, manage and develop) and our people. We do not expect to have substantial tangible assets, as our business model is not designed to require significant capital investment in tangible assets.

DISCONTINUED OPERATIONS

Discontinued operations include the net results of our MBS and our mobile and wireless communications businesses. During 2004, in three separate transactions we sold our mobile and wireless data businesses, which were organized into three operating segments -- EMS, Transportation and Mobile Government. The aggregate sale price for these three businesses was $54.0 million in cash. In November 2006, we exited the MBS business by selling our remaining $75.5 million of MBS and recognized a gain of $755,000. Earlier in 2006, we sold $140 million of our MBS investments and used the proceeds primarily to repay indebtedness under repurchase agreements that had been incurred to purchase MBS.

The net results of our discontinued operations include only those expenses directly attributable to the businesses that have been sold and do not include any of the costs of our corporate staff or offices, including the costs of being a public company. These results were materially affected by impairment charges that we recognized in 2004 (relating to the mobile and wireless data businesses) and 2005 (relating to the MBS business):

•
During 2004, we reassessed the value of goodwill, intangible and certain other assets of our Transportation and Mobile Government operations and ultimately recorded aggregate impairment charges of $35.6 million during 2004. These impairment charges are included in the loss from discontinued operations in 2004.

•
During 2005, as a result of changes in our business strategy, we decided that unrealized losses in our MBS portfolio at December 31, 2005 should be considered “other than temporary” impairments under Statement of Accounting Standards 115 and needed to be charged against operating results as of that date. As a result, we recognized the unrealized loss of approximately $2.1 million and wrote-off the unamortized premium of $1.9 million, for a total other than temporary impairment charge of approximately $4.0 million. These charges are included in the profit from discontinued operations in 2005.

•	During 2006, we exited the MBS business and recognized a gain in the fourth quarter of 2006 of approximately $755,000 related to the sale of our remaining MBS investments.

Reported gain or loss on the sale of these businesses includes the impact of the impairment charges.

For a discussion of potential post-sale contingencies related to the Transportation and Mobile Government businesses that could have an impact on our future financial results and condition see Item 1A. Risk Factors under the caption “Risks of Our Current Business -- We are involved in litigation with respect to a business that we sold in 2005” and Note 12 to Consolidated Financial Statements . Other than these contingencies (and costs that we incur in connection with efforts to resolve them), all of which would be reported as adjustments to gain or loss on sale of discontinued operations, we do not expect that discontinued operations will have any impact on our future results or financial condition.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies affect the amount of income and expense we record in each period as well as the value of our assets and liabilities and our disclosures regarding contingent assets and liabilities. In applying these critical accounting policies, we must make estimates and assumptions to prepare our financial statements that, if made differently, could have a positive or negative effect on our financial results. We believe that our estimates and assumptions are both reasonable and appropriate, in accordance with the applicable accounting rules. However, estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could materially differ from estimates.

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

•
Valuation of deferred tax assets - We have deferred tax assets as a result of years of accumulated tax loss carry forwards. Management believes we will achieve profitable operations in future years that may enable us to recover the benefit of our deferred tax assets. However, we presently do not have sufficient objective evidence to support management’s belief and, accordingly, we maintain a full valuation allowance for our net deferred tax assets as required by U.S. generally accepted accounting principles.

•
Valuation of trademarks, goodwill and intangible assets - Trademarks represent the present value of future royalty income associated with the ownership of each trademark. The Company expects its trademarks to contribute to cash flows indefinitely, and therefore will not amortize any trademarks unless their useful life is no longer deemed indefinite. Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired and is not amortized. Goodwill is evaluated for impairment annually, or more frequently as required in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” We will evaluate the fair value of trademarks and goodwill to assess potential impairments on an annual basis, or more frequently if events or other circumstances indicate that we may not be able to recover the carrying amount of the asset. We will evaluate the fair value of trademarks and goodwill at the reporting segment level and make that determination based upon future cash flow projections. Assumptions to be used in these projections, such as forecasted growth rates, cost of capital and multiples to determine the terminal value of the reporting segments, will be consistent with internal projections and operating plans. We will record an impairment loss when the implied fair value of the trademarks and goodwill assigned to the reporting segment is less than the carrying value of the reporting segment, including trademarks and goodwill. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying values of long-lived assets (which include our intangible assets with determinable useful lives) may be impaired, we will perform an analysis to determine the recoverability of the asset’s carrying value. These events or circumstances may include, but are not limited to; projected cash flows which are significantly less than the most recent historical cash flows; a significant loss of management contracts without a realistic expectation of a replacement; and economic events which could cause significant adverse changes and uncertainty in business patterns. In our analysis, to determine the recoverability of the asset’s carrying value, we will make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset will be written down to estimated fair value and an impairment loss will be recognized.

Goodwill and trademarks acquired in a purchase business combination which are determined to have an indefinite useful life are not amortized. We believe our business model enables us to leverage our brand management, marketing, and licensing expertise, costs and professionals across our three operating verticals, increasing the value of each brand. We evaluate the estimated lives of our identifiable intangible assets at each reporting period.

RECENT ACCOUNTING PRONOUNCMENTS

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," Accounting for Income Taxes.”  FIN 48 establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.   It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required to be adopted by the Company in the first quarter of fiscal 2007.   We are currently assessing the impact that this standard will have on our consolidated results of operations, financial position, or cash flows.

In September 2006, Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” was issued. SAB 108 expresses the staff’s view regarding the process of quantifying financial statement misstatements. The interpretation provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The cumulative effects of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment should be made to the opening balance of the retained earnings for that year. The disclosures should include the nature and amount of each individual error being corrected in the cumulative adjustment, when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. The guidance of SAB 108 is effective for fiscal years beginning after November 15, 2006. SAB 108 has not had an impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which applies to any other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently assessing the impact that this standard will have on our consolidated results of operations, financial position, or cash flows.

RESULTS OF CONTINUING OPERATIONS

Loss From Continuing Operations

Loss from continuing operations of $5.2 million in 2006 increased $1.7 million, or 47% in 2006 from a loss of $3.6 million in 2005. The increase in the amount of the loss primarily reflects increases in selling, general and administrative costs and stock based compensation following the acquisition of UCC and increased restructuring charges related to the relocation of our headquarters from Baltimore, Maryland to New York City, partially offset by $1.9 million of royalty and franchise revenues and increases in interest income and other income. As discussed above, we recorded revenue for only seven weeks of 2006 (after the November 7, 2006 acquisition of The Athlete’s Foot), while we incurred expenses for the entire year and also incurred expenses associated with the process of transitioning to a new senior management team (following the completion of the UCC acquisition).

Loss from continuing operations of $3.6 million in 2005 decreased $21.1 million, or 86% in 2005 from a loss of $24.6 million in 2004. The reduction in the amount of the loss primarily reflects decreased operating costs in 2005 following the sale of our EMS, Transportation and Mobile Government businesses in 2004, interest expense from subordinated notes of $7.9 million in 2004, an investment loss of $3.6 million in 2004, and a loss on the early extinguishment of the subordinated notes of $2.4 million in 2004.

Royalty and Franchise Fee Revenue

The Company began recognizing royalty and franchise fee revenues following the acquisition of The Athlete’s Foot in November 2006, and we recognized $1.9 million through the end of the fiscal year. Royalty revenues are recorded as they are earned and become receivable from franchisees. Franchise fee revenue is recognized when all initial services are performed, which is considered to be upon the opening of the applicable franchisee store.

As discussed above, all revenues from the MBS and the mobile and wireless communications businesses have been reclassified to discontinued operations and are included in profit (loss) from discontinued operations.

Total Operating Expenses

Operating expenses of $10.4 million in 2006 increased $5.2 million, or 99% in 2006 from $5.2 million in 2005. The increase primarily reflects an increase in selling, general and administrative costs and stock based compensation following the acquisition of UCC, and increased restructuring charges related to the relocation of our headquarters from Baltimore, Maryland to New York City and the transition of our senior management team.

Operating expenses of $5.2 million in 2005 decreased $9.4 million, or 64% in 2005 from $14.6 million in 2004. The reduction primarily reflects decreased operating costs in 2005 following the sale of our EMS, Transportation and Mobile Government businesses in 2004 as we reduced our expenses consistent with the lower cost MBS business we were operating at the time.

Operating expenses that are reclassed to discontinued operations were those directly attributable to businesses that have been sold. All other costs are corporate expenses that would have been incurred regardless of our business operations, and therefore remain included as part of continuing operations.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of compensation and personnel related costs, rent, facility related support costs, travel and advertising.

SG&A expenses increased $2.5 million, or 70%, to $6.1 million in 2006 from $3.6 million in 2005. The increase primarily reflects additional costs resulting from our acquisitions of UCC and The Athlete’s Foot. Excluding these acquisitions, SG&A expenses would have decreased $0.8 million. The primary drivers of the increase relate to personnel related costs at UCC and The Athlete’s Foot which were not owned in 2005. The personnel hired through the UCC acquisition comprise our new executive and management team, and the majority of our corporate staff.

SG&A expenses decreased $4.4 million, or 55%, to $3.6 million in 2005 from $8.0 million in 2004. The decline reflects primarily the results of streamlining our corporate infrastructure to align it with the needs of our former MBS business following the sale of our mobile and wireless data businesses. Of the decrease, approximately $2.5 million was related to personnel reductions.

Professional Fees

Professional fees of $1,149,000, $1,444,000 and $2,808,000 in 2006, 2005 and 2004, respectively, consist of the costs of outside professionals, primarily related to legal expense associated with our public reporting, disposition, compliance and corporate finance activities and accounting fees related to auditing and tax services.

Depreciation and Amortization

Depreciation expenses arise from property and equipment purchased for use in our operations. Amortization costs arise from intangible assets acquired in acquisitions.

Depreciation and amortization increased $312,000, or 196%, to $471,000 in 2006 from $159,000 in 2005. The increase primarily reflects the revision of estimated useful lives and the resulting accelerated depreciation of assets that were located in our Baltimore headquarters and were taken out of service with the closing of that office, amortization of an intangible asset related to a non-compete agreement with our chief executive officer, and amortization of intangibles of franchise agreements and master development agreements related to The Athlete’s Foot acquisition.

Depreciation and amortization decreased $2.1 million, or 93%, to $159, 000 in 2005 from $2.2 million in 2004. The decrease reflects primarily the impact of our transition from our mobile and wireless data businesses to our MBS business (including the associated streamlining of our corporate infrastructure). This included disposing of fixed assets that were no longer needed to support our continuing operations.

Stock Compensation Expense

We adopted SFAS No. 123R, “Share-Based Payment” in the first quarter of 2006. At that time we began to recognize compensation expense over the service period for the fair value of all equity based award grants issued after January 1, 2006, as well as expense attributable to the remaining service period for all prior grants that had not fully vested by that date.

Stock compensation expense of $1.6 million in 2006 reflects the adoption of SFAS No. 123R, and the granting of 5,366,000 options and warrants to purchase shares upon their becoming exercisable. These options and warrants were issued to provide long-term incentive packages to new key executives and other senior managers that we hired in 2006, including individuals who were employed by UCC and The Athlete’s Foot prior to their acquisition by us. Stock compensation expense of $76,000 and $594,000 in 2005 and 2004, respectively, represents the cost associated with the grants of restricted stock and decreased approximately $518,000 from 2004 to 2005. The decreases result primarily from the reduction of our work force and the vesting of restricted stock grants. In 2004 and 2005, stock compensation expense was recorded using the intrinsic-value-based method. See Note 2 to Consolidated Financial Statements.

Interest Income

Interest income increased $1.1 million or 78% to $2.6 million in 2006 from $1.5 million in 2005. Interest income decreased $2.5 million or 63% to $1.5 million in 2005 from $4.0 million in 2004. The higher amounts in 2006 and 2004 reflect interest received on higher cash balances invested in securities other than MBS. These were primarily investments in U.S. government securities with maturities of less than 12 months. In 2005, substantially all available cash was invested in MBS and related securities. The interest income (net of interest expense and amortization of premiums) from such investments (approximately $3.6 million) was originally reported as revenue from our MBS business and is now included in results of discontinued operations. Total interest income in 2006, including the net amount earned on MBS investments, was $6.2 million.

Interest Expense on Subordinated Notes

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

Other Income (Expense)

Other income of $700,000 in 2006 primarily reflects $525,000 of payments received from a venture capital investment, which we wrote-off in 2002. We record these payments when we receive them as the extent of future payments, if any, cannot be readily determined. We also recorded $148,000 of loan servicing revenue received by UCC in 2006. We expect the loan servicing activity to decrease in 2007 and beyond as the underlying loans are paid-off.

Other income in 2005 of $231,000 primarily represents income from the sale of fully depreciated fixed assets (such as computer equipment and furniture) that were taken out of service during our restructuring efforts associated with the transition to our MBS business. In September 2005, we received a royalty payment of $49,000 relating to a prior investment in a company that we acquired in 2004.

Other expense for 2004 was approximately $60,000, primarily attributable to the cost of a litigation settlement.

Investment Loss

Investment loss was $19,000 in 2005 reflected losses realized upon the sale of all of the remaining long-term investments we had in 2005 that were not related to our MBS portfolio. The investment loss in 2004 consisted of a $5.4 million loss on the liquidation of our investments available for sale consisting of highly liquid U.S. Government Agency-sponsored securities. The loss was partially offset by a gain of $1.8 million relating to the sale of other investments.

Income Taxes

We recorded a current income tax expense in 2006 of $81,000. As discussed in Note 8 to Consolidated Financial Statements, we are required to record a deferred tax liability with respect to acquired intangible assets (principally The Athlete’s Foot trademark) that are amortized for tax purposes over a definite life but not amortized under GAAP because they are classified as indefinite-life assets. Under GAAP we are not able to offset this liability in our financial statements with a portion of the deferred tax asset created by our accumulated net tax loss carry forwards until such time as we have satisfied GAAP requirements that there be objective evidence of our ability to generate sustainable profitability from our operations. As we have a history of losses, we have not satisfied this requirement at December 31, 2006. Even if we are able to report net income in 2007 and beyond, we may not satisfy this accounting requirement over the next several quarters (and perhaps longer). As a result, we are likely to continue to record a deferred tax expense in our statement of operations for at least a portion of 2007. This income tax expense is not a cash expense, but is a GAAP requirement to record. We are able to use our accumulated net tax loss carry forwards in preparing our tax returns to reduce our current cash tax obligations. When we are permitted, under GAAP, to offset the deferred tax liability against the deferred tax asset resulting from our accumulated tax loss carry forwards, we will do so.

As discussed in Item 1. Business under the caption “Tax Loss Carry Forwards,” our net tax loss carry forwards will not offset all state, local and foreign tax liabilities, and we also will remain subject to alternative minimum taxes, as discussed in Item 1A. Risk Factors under the caption “Risks of Our Tax Loss Carry Forwards -- We expect to be subject in the alternative minimum tax and our net loss carry forwards would not offset this tax in its entirety.” Our state, local and foreign tax position is discussed in Note 8 to Consolidated Financial Statements, and the $81,000 expense for 2006 reflects the net amount of current state, local and foreign taxes payable. Our continuing operations were not subject to any alternative minimum tax in 2006. Our net loss from discontinued operations included a net tax expense of $64,000 in 2006, as compared to $0 in 2005 and $75,000 in 2004. This was attributable to the application of the alternative minimum tax. If our continuing operations generate taxable income in the future, we expect to record current tax liabilities for state, local, foreign and federal alternative minimum taxes, as our net tax loss carry forwards will not offset such tax liabilities in their entirety. We cannot yet estimate the effective tax rate that would result from these taxes, though we expect them to result in a modest overall effective tax rate.

Discontinued Operations

The following discrete events impact the comparability of discontinued operations from year to year:

•	During 2006, the Company exited the MBS business. The Company recognized a gain in the fourth quarter of 2006 of approximately $755,000 related to the sale of its remaining MBS investments.

•
Management determined that unrealized losses in the MBS portfolio at December 31, 2005 should be considered “other than temporary” impairments under Statement of Accounting Standards 115 and were charged against operating results as of that date. During the fourth quarter of 2005, the Company recognized the unrealized loss of approximately $2.1 million and wrote-off the unamortized premium of $1.9 million for the total other than temporary impairment charge of approximately 4.0 million. Prior to that time, management had considered such unrealized losses as not “other than temporary” and had recorded such losses in “Other Comprehensive Losses” on the Company’s balance sheet.

•
In 2004, we sold our mobile and wireless data businesses, which were organized into three operating segments. In January 2004, we sold our EMS segment for $18.0 million in cash and a $1.0 million note (which was paid in full in August 2004). In September 2004 we sold our Transportation and Mobile Government businesses for $25.0 million in cash and $10.0 million in cash, respectively.

•
During the second quarter of 2004, we reassessed the value of the Transportation and Mobile Government goodwill and recorded impairment charges related to goodwill of $12.2 million and $8.9 million, respectively. These impairments are reflected in discontinued operations.

•
During 2004, we reassessed the value of the Transportation and Mobile Government intangibles and other long-lived assets and recorded non-cash impairment charges related to Transportation intangibles and other assets of $3.1 million and $11.3 million, respectively and reported as discontinued operations.

FINANCIAL CONDITION

During 2006, our total assets decreased by $108 million, while our total liabilities decreased by $128 million.  These changes reflect principally the sale of our MBS investments and the repayment of all borrowings pursuant to short-term repurchase agreements that were incurred to purchase MBS.  At December 31, 2005, our MBS portfolio totaled $253.9 million (net of the charges discussed above under the heading “Introduction”), and our short-term, MBS-related borrowings totaled $133.9 million. We sold all of our MBS for cash during 2006 and used a substantial portion of the proceeds to repay all of the outstanding short-term borrowings, and to fund a portion of the purchase price of The Athlete’s Foot and our operating costs. We had no outstanding borrowings at December 31, 2006. The balance of the proceeds from the sale of our MBS is held as cash and cash equivalents and is invested as discussed below in Item 7A Quantitative and Qualitative Disclosures About Market Risk. Our cash balance also increased by approximately $7.9 million as a result of the expiration of a letter of credit that had been collateralized by a cash deposit (which was released at the time of expiration). That cash collateral had been reflected on our balance sheet as “restricted cash” at December 31, 2005.

The other additional significant change in our balance sheet at December 31, 2006 as compared to December 31, 2005 is the addition of $64.6 million of trademarks and goodwill resulting from the UCC and The Athlete’s Foot acquisitions.

Liquidity and Capital Resources

Liquidity refers to our ability to meet financial obligations that arise during the normal course of business. Sources of liquidity can include cash generated by operations, available borrowings, and proceeds from the sale of securities or assets. Our operations have not been profitable historically, and thus they have consumed, rather than generated, cash. One of our key objectives is to achieve profitability in our IP business, so that our operations will enhance our liquidity and increase the amount of cash we have available for investment in the growth and development of our business.

Our business model does not involve significant capital asset investment (other than planned acquisitions of IP assets and IP-centric businesses.) Accordingly, we do not expect to be required to fund any material capital expenditures outside of our core IP acquisition program.

Although we had more than $83 million of cash on hand at December 31, 2006, we concluded that securing an additional source of liquidity was important to ensure our continued ability to fund acquisitions and the expansion of our business. Accordingly, on March 12, 2007 we entered into a new $150 million bank credit facility, the terms of which are discussed below. We believe that the combination of cash on hand and available borrowings under this new credit facility will provide us with sufficient liquidity to meet current operations and planned business growth for at least the next twelve months.

Additional sources of liquidity, if needed, may be available through additional bank borrowings and market sales or private placements of debt or equity securities. We cannot assure that any such additional borrowings or sales of securities will be available to us (should they be needed in the future) on favorable terms and conditions or at all. Such sources of additional liquidity are subject to many risks and uncertainties that are not within our control, such as changes in the condition of the capital markets and prevailing bank loan terms, as well as the trading price of our common stock. See Item 1A. Risk Factors under the captions “Risk of Our Current Business -- The market price of our common stock has been, and may continue to be, volatile, which could reduce the market price of our common stock and, among other things, make it more expensive for us to complete acquisitions using our stock as consideration” and“Risks of Our Acquisition Strategy -- Our ability to grow through the acquisition of additional IP assets and business will depend on the availability of capital to complete acquisitions” for a discussion of risks relating to our ability to fund additional acquisitions.

On March 12, 2007, NexCen Acquisition Corp. (“the Issuer”) entered into a master loan agreement with BTMU Capital Corporation. This master loan agreement provides for borrowings pursuant to the issuance of a single class of notes to the Issuer and its wholly-owned subsidiaries (“Co-Issuers”) which are jointly and severally liable for payments required under the notes. The assets of the Issuers and Co-Issuers are pledged as collateral security under each Note, and secure the obligations of the Issuer and all Co-Issuers under all of the notes. The notes are non-recourse to the Company. The pledged assets are those of the Issuer and Co-Issuers (mainly IP assets and the related royalties). Each note is repayable in full after five years. The facility has no expiration date and can be terminated by the Co-Issuers upon 30 days notice and by BTMU Capital Corportaion by electing not to fund future advances, however, each note funding maintains its respective maturity date. The maximum aggregate amount of borrowings that may be outstanding at any one time under the agreement is $150 million. The borrowing rate is LIBOR plus an interest rate margin, which ranges from 1.50% to 3.00%. The Company may refinance all or part of the notes with no pre-payment penalties. This allows us to refresh available borrowing capacity under the facility, such as by completing securitization transactions involving certain of our acquired IP assets and using the proceeds from these transactions to repay notes under the master loan agreement. The borrowing rate is based on 3-month LIBOR which is a floating rate. The LIBOR rate resets every 90 days.

The following table reflects use of net cash for operations, investing, and financing activities:

(IN THOUSANDS)	2006	2005	2004
Net cash (used in) provided by operating activities	$(890)	$2,128	$(17,623)
Net cash provided by (used in) investing activities	210,274	(195,907)	202,278
Net cash (used in) provided by financing activities	(126,940)	134,148	(150,154)
Net increase (decrease) in cash and cash equivalents	$82,444	$(59,631)	$34,501

Net cash used in operating activities was $890,000 in 2006, compared to net cash provided by operating activities of $2.1 million and used in operating activities of $17.6 million for 2005 and 2004, respectively. Historically, our operations have not been profitable. In 2005, due to a substantial reduction in operating expenses, the operating activities from our MBS business provided net cash in 2005. As discussed above under the heading “Introduction,” our IP business did not generate any royalty and franchise fee revenue until November 2006, when we acquired The Athlete’s Foot. However, we incurred operating expenses throughout all of 2006, as we transitioned our of the MBS business and into our IP business.

Net cash provided by investing activities was $210 million in 2006, primarily reflecting $254 million of MBS sales and principal repayments, partially offset by $43.2 million of cash used in the acquisitions of UCC and The Athlete’s Foot. Cash used in investing activities of $196 million for 2005, primarily related to $387 million used to purchase MBS, partially offset by $85 million of principal repayments on our MBS and proceeds from the sale of $107 million of MBS. Net cash provided by investing activities was $202 million for 2004, consisting primarily of a net amount of $219 million from the purchase and sale of investments (primarily United States Government Agency-sponsored securities). Additionally, we used $64 million to purchase MBS and received approximately $19 million, $23.0 million, and $9.0 million from the sale of our EMS, Transportation and Mobile Government businesses, respectively, net of transaction expenses, and received $2.4 million in net proceeds from the sale of other investments.

Net cash used in financing activities in 2006 of $127 million primarily reflects the repayment of short-term repurchase agreements that were used to fund MBS investments. Net cash provided by financing activities in 2005 of $134 million which primarily related to the funding we received through repurchase agreements to purchase MBS. Net cash used in financing activities of $150 million for 2004, consisting primarily of $157 million used to redeem the remaining outstanding 6% convertible subordinated notes. We also received approximately $4.6 million of cash upon the release of collateral relating to certain letters of credit that expired in 2004.

Our financial condition may also be affected by claims relating to the mobile and wireless data businesses that we sold during 2004. Under the definitive purchase agreements that we signed to affect those sales, we have agreed to indemnify the buyers of those businesses for certain breaches of representations and warranties and other covenants that we provided to them with respect to the sales of the businesses. In addition, we remain liable for the operation of each of the business segments prior to their dispositions. In addition, as discussed in Note 13 to Consolidated Financial Statements, we have resolved one dispute with Geologic, the buyer of our Transportation business, and have been notified by Geologic of additional significant potential indemnity claims against us. This lawsuit also is discussed above in Item 3. Legal Proceedings. We have not received any indemnity claims from the buyers of our other two mobile and wireless data businesses, and most of the indemnification provisions relating to the sale of our EMS business have now expired. Most of the indemnification provisions relating to the other two businesses will continue through the first quarter of 2007.

Contractual Obligations

The following table reflects our contractual commitments, including our future minimum lease payments as of December 31, 2006:
	Payments due by period
Contractual Obligations		Less than	1-3	3-5	More than
($ in thousands)	Total	1 year	years	years	5 years
Long-Term Debt	$-	$-	$-	$-	$-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	8,718	502	1,735	1,739	4,742
Purchase Obligations	58,600	58,600	-	-	-
Other Long-Term Liabilities Reflected on the Registrants Balance Sheet under GAAP	-	-	-	-	-
Total	$67,318	$59,102	$1,735	$1,739	$4,742

The operating lease obligations reflect real estate leases in New York City, Norcross, Georgia, and Marlborough, Massachusetts (which we sub-lease). The purchase obligation reflects the Company’s $54.6 million agreement related to the Bill Blass acquisition, which occurred on February 15, 2007, and the estimated $4.0 million contingent consideration related to The Athlete’s Foot acquisition. We have not included contracts for maintenance support on hardware or software that we own because we generally pay in advance for these services and have the option of choosing whether or not to renew these services each year. We also have not included in this table potential contingent liability that we may have to the buyers of our EMS, Transportation or Mobile Government businesses, under the terms of the purchase agreements with the buyers and we cannot readily estimate the potential amount of liabilities that might arise in the future, if any.

Obligations under our new master loan agreement, which we enetered into and began to borrow under in March 2007, will be included as “Long-Term Debt” in the future.

Off Balance Sheet Arrangements

Other than the BIO-Key lease, we do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in these forward-looking statements.

At December 31, 2006, we had no outstanding borrowings or other debt. We invest our cash and cash equivalents in investment funds which normally conform to the following investment strategies; investing at least 80% of assets in U.S. Government securities and repurchase agreements for those securities, investing in U.S. Government securities issued by entities that are chartered or sponsored by Congress but whose securities are neither issued nor guaranteed by the U.S. Treasury, maintaining a dollar-weighted average maturity at sixty days or less. These investments are generally subject to the risks of changes in market interest rates and the impact of any declines in the credit quality of an issuer or a provider of credit support. A 10% change in interest rates would not materially impact the returns on our excess cash balances. In general, the Company accepts a slightly lower rate of interest on its investments in exchange for a higher credit rating from the issuer or the guarantor of the securities in which the Company invests. Our primary objective in investing cash balances is to preserve principal and maintain liquidity, rather than to seek enhanced investment returns.

Under the new bank credit agreement, we are subject to interest rate risk from the fluctuation in LIBOR rates. At the request of our bank, we are obligated to hedge the interest rate exposure on a certain portion of our outstanding loans.

The Athlete’s Foot has franchisees located in countries that transact business in currencies other than the U.S. dollar. The foreign currency is translated into U.S dollars to determine the amount of royalties due to the Company. Because the franchisees are located in forty countries, the currency risk to the Company is well diversified and the risk of any single currency to the Company is low.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

The following financial statements required by this item are included in the Report beginning on page 32.

Report of Management on Internal Control over Financial Reporting

The Board of Directors and Stockholders
NexCen Brands, Inc.

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) for NexCen Brands, Inc. (the “Company”). We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As noted in the COSO Framework, an internal control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance to management and the Board of Directors regarding achievement of an entity’s financial reporting objectives. Management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, excluded The Athlete’s Foot, which was acquired by the Company on November 7, 2006. The Athlete’s Foot consolidated assets and consolidated revenues comprised 2% and 100%, respectively, of the consolidated financial statements of the Company for the year ended December 31, 2006. Based our evaluation under the COSO Framework, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. KPMG LLP, an independent registered accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting at December 31, 2006.

/s/ Robert W. D’Loren
President and Chief Executive Officer

/s/ David B. Meister
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

New York, New York
March 16, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NexCen Brands, Inc.:

We have audited management's assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that NexCen Brands, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Athlete’s Foot Brands, LLC (TAF) during 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, TAF’s internal control over financial reporting associated with total assets of approximately $2.8 million, which excludes the goodwill and intangible assets recorded in the acquisition, and total revenues of approximately $1.9 million included in the consolidated financial statements of NexCen Brands, Inc. and subsidiaries as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of TAF.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NexCen Brands, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidate financial statements.

KPMG LLP

Baltimore, Maryland
March 16, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NexCen Brands, Inc.:

We have audited the accompanying consolidated balance sheets of NexCen Brands, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NexCen Brands, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting. The Company acquired Athlete’s Foot Brands, LLC (TAF) during 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, TAF’s internal control over financial reporting associated with total assets of approximately $2.8 million, which excludes the goodwill and intangible assets recorded in the acquisition, and total revenues of approximately $1.9 million included in the consolidated financial statements of NexCen Brands, Inc. and subsidiaries as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of TAF.

KPMG LLP
Baltimore, Maryland
March 16, 2007

NEXCEN BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	DECEMBER 31,
	2006	2005
ASSETS
Cash and cash equivalents	$83,536	$1,092
Mortgage-backed securities, at fair value - discontinued operations	—	253,900
Trade receivables, net of allowances of $530 and $0	2,042	—
Interest receivable	511	1,174
Prepaid expenses and other current assets	2,210	954
Total current assets	88,299	257,120

Property and equipment, net	389	255
Restricted cash	1,298	8,633
Trademarks and goodwill	64,607	—
Intangible assets, net of amortization	3,792	—
Total Assets	$158,385	$266,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$3,235	$2,797
Repurchase agreements and sales tax liabilities - discontinued operations	1,333	135,592
Restructuring accruals	145	—
Other current liabilities	4,524	175
Total current liabilities	9,237	138,564

Other liabilities, long term	2,535	1,057
Total liabilities	11,772	139,621

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2006 and 2005, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 47,966,085 and 44,018,946 shares issued and outstanding at December 31, 2006 and 2005, respectively	481	440
Additional paid-in capital	2,615,742	2,593,085
Treasury stock	(352)	—
Accumulated deficit	(2,469,258)	(2,467,138)
Unrealized loss on investments available for sale	—	—
Total stockholders’ equity	146,613	126,387
Total liabilities and stockholders’ equity	$158,385	$266,008

See accompanying notes to consolidated financial statements.

NEXCEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
Royalty revenues	$1,175	$—	$—
Franchise fee revenues	749	—	—
Total revenues	1,924	—	—

Operating expenses:
Selling, general and administrative expenses	(6,082)	(3,569)	(7,975)
Professional fees	(1,149)	(1,444)	(2,808)
Depreciation and amortization	(471)	(159)	(2,212)
Stock based compensation	(1,632)	(76)	(594)
Restructuring charges	(1,079)	7	(1,054)
Total operating expenses	(10,413)	(5,241)	(14,643)

Operating loss	(8,489)	(5,241)	(14,643)

Non-operating income (expense)
Interest income	2,637	1,478	3,955
Interest expense from subordinated notes	—	—	(7,917)
Other income (expense)	700	231	(60)
Loss on early extinguishment of subordinated notes	—	—	(2,419)
Investment loss, net	—	(19)	(3,559)
Total non-operating income (expense)	3,337	1,690	(10,000)

Loss from continuing operations before income taxes	(5,152)	(3,551)	(24,643)
Income taxes	(81)	—	—

Loss from continuing operations	(5,233)	(3,551)	(24,643)

Discontinued operations:
Income (loss) from discontinued operations, net of tax expense of $64 for 2006 and $75 for 2004	2,358	225	(44,510)
Gain (loss) on sale of discontinued operations	755	(1,194)	20,825

Net loss	(2,120)	(4,520)	(48,328)

Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(3,830)
Unrealized holding gain on investments available for sale	—	—	67

Comprehensive loss	$(2,120)	$(4,520)	$(52,091)

Loss per share (basic and diluted) from continuing operations	$(0.11)	$(0.08)	$(0.57)
Income (loss) per share (basic and diluted) from discontinued operations	0.07	(0.02)	(0.54)
Net loss per share - basic and diluted	$(0.04)	$(0.10)	$(1.11)

Weighted average shares outstanding -basic and diluted	45,636	44,006	43,713

See accompanying notes to consolidated financial statements.

NEXCEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

						FOREIGN	UNREALIZED
			ADDITIONAL	ACCUM-		CURRENCY	GAIN
	PREFERRED	COMMON	PAID-IN	ULATED	TREASURY	TRANSLATION	(LOSS) ON
	STOCK	STOCK	CAPITAL	DEFICIT	STOCK	ADJUSTMENT	INVESTMENT	TOTAL
Balance at December 31, 2003	$-	$429	$2,589,608	$(2,414,283)	$-	$3,830	$(283)	$179,301
Exercise of options and warrants	-	11	1,952	-	-	-	-	1,963
Option and warrant expense	-	-	1,417	-	-	-	-	1,417
Unrealized gain on investments available for sale	-	-	-	-	-	-	67	67
Foreign currency translation	-	-	-	-	-	(3,830)	-	(3,830)
Net loss	-	-	-	(48,328)	-		-	(48,328)
Balance at December 31, 2004	$-	$440	$2,592,977	$(2,462,611)	$-	$-	$(216)	$130,590
Exercise of options and warrants	-	-	32	(7)	-	-	-	25
Option and warrant expense	-	-	76	-	-	-	-	76
Unrealized gain on investments available for sale	-	-	-	-	-	-	216	216
Net loss	-	-	-	(4,520)	-	-	-	(4,520)
Balance at December 31, 2005	$-	$440	$2,593,085	$(2,467,138)	$-	$-	$-	$126,387
Exercise of options and warrants	-	-	1	-	-	-	-	1
Option and warrant expense	-	-	3,177	-	-	-	-	3,177
Common stock issued	-	41	19,479	-	-	-	-	19,520
Common stock repurchased	-	-	-	-	(352)	-	-	(352)
Net loss	-	-	-	(2,120)	-	-	-	(2,120)
Balance at December 31, 2006	$-	$481	$2,615,742	$(2,469,258)	$(352)	$-	$-	$146,613

See accompanying notes to consolidated financial statements.

NEXCEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	2006	2005	2004
		Revised	Revised
Cash flows from operating activities:
Net loss from continuing operations	$(5,233)	$(3,551)	$(24,643)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	471	159	2,212
Amortization of loan fees	—	—	840
Amortization of mortgage premiums	—	670	22
Stock based compensation	1,632	76	594
Gain on disposal of assets	—	—	(80)
Realized losses on long term investments	—	19	3,559
Loss on early extinguishment of subordinated notes	—	—	2,419
Changes in assets and liabilities, net of acquired assets and liabilities:
(Increase) in trade receivables, net of allowances	(791)	—	—
(Increase) decrease in prepaid expenses and other assets	(1,096)	3,112	(513)
Decrease (increase) in interest receivable	663	(818)	1,211
(Decrease) increase in accounts payable, accrued expenses, accrued employee compensation and benefits and accrued interest payable	(249)	903	(4,128)
Increase (decrease) in restructuring accruals and other liabilities	314	(1,202)	836
Cash provided (used in) by discontinued operations for operating activities	3,399	2,760	48
Net cash (used in) provided by operating activities	(890)	2,128	(17,623)

Cash flows from investing activities:
Sales and maturities of investments available for sale	—	45	1,171,641
Purchases of investments available for sale	—	—	(952,791)
Purchases of property and equipment	(151)	(47)	(331)
Proceeds from the sale of property and equipment	—	—	93
Sale of long-term investments	—	—	2,396
Acquisitions, net of cash acquired	(43,189)	—	—
Cash provided by (used in) discontinued operations in investing activities	253,614	(195,905)	(18,730)
Net cash (used in) provided by investing activities	210,274	(195,907)	202,278

Cash flows from financing activities:
Repayment of notes payable including redemption of convertible debt	—	—	(156,771)
(Increase) decrease in restricted cash	7,335	199	4,628
Exercise of options and warrants	1	25	1,989
Purchase of treasury stock	(352)	—	—
Cash used by discontinued operations in financing activities	(133,924)	133,924	—
Net cash (used in) provided by financing activities	(126,940)	134,148	(150,154)
Net increase (decrease) in cash and cash equivalents	82,444	(59,631)	34,501
Cash and cash equivalents, at beginning of period	1,092	60,723	26,222
Cash and cash equivalents, at end of period	$83,536	$1,092	$60,723
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,403	$5,387	$9,500

Supplemental disclosure of non-cash investing and financing activities:

In June 2006 and in connection with the acquisition of a business, the Company issued 2.5 million shares of common stock, 440,000 warrants and options to acquire 106,236 shares of common stock with an aggregate fair value of approximately $11 million. In November 2006 and in connection with the acquisition of a business, the Company issued 1.4 million shares of common stock, and 500,000 warrants with an aggregate fair value of approximately $9.8 million.

In 2004, the Company incurred unrealized holding gains (losses) associated with its investments available for sale totaling $67,000. These amounts have been reported as increases (decreases) in stockholders’ equity. See accompanying notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements

NEXCEN BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, DESCRIPTION OF THE BUSINESS, AND BASIS OF PRESENTATION

NexCen engages in the acquisition and management of established consumer brands in intellectual property-centric industries. NexCen’s goal is to be the world leader in brand management for the 21st century. Our business is focused on acquiring, managing and developing intellectual property, which we refer to as IP, and IP-centric businesses. IP that we have acquired and expect to acquire in the future includes trademarks, trade names, copyrights, franchise rights, patents, trade secrets, know-how and other similar, valuable property, primarily used in the retail and consumer branded products and franchise businesses. In building our IP business, we expect to focus on three vertical segments: retail franchising, consumer branded products and quick service restaurant franchising (which we refer to as “QSR” franchising).

We commenced our IP business in June 2006, when we acquired UCC Capital Corporation, which we refer to as UCC. In November 2006, we entered the retail franchising business by acquiring Athletes Foot Brands, LLC, an affiliated company and certain related assets. As a result of this acquisition, we are now the owner of The Athlete’s Foot® brand and related marks. The Athlete’s Foot is an athletic footwear and apparel franchisor with 600 retail locations in over 40 countries.

In February 2007, we entered the consumer branded products business by acquiring Bill Blass Holding Co., Inc. and two affiliated businesses. The Bill Blass label represents timeless style and is an American legacy brand in the fashion industry.

In February 2007, we acquired MaggieMoo’s International, LLC (“MaggieMoo’s”) and the assets of Marble Slab Creamery, Inc. (“Marble Slab”), two well known and established brands within the hand-mixed premium ice cream category. These acquisitions mark NexCen’s entry into the QSR franchising sector. We are actively in discussions to acquire additional IP-centric businesses.

On March 13, 2007 we signed a definitive agreement to acquire the Waverly brand from F. Schumacher & Co. for $36.75 million in cash and a warrant to purchase 50,000 common shares (to be priced at issuance). Waverly is a home décor lifestyle brand for harmonious and tasteful decorating. We expect to close this transaction by the end of April 2007, and intend to finance 50% of the purchase price with borrowings under the new credit facility entered into on March 12, 2007.

At December 31, 2006, we had only one operating segment - our intellectual property business. As we continue to acquire IP businesses, we expect to have three segments in the future including: retail franchising, consumer brand products, and quick service restaurants.

Our operating strategy is to generate revenue from licensing and other commercial arrangements with third parties who want to use the IP that we acquire. These third parties will pay us licensing and other contractual fees and royalties for the right to use our IP on either an exclusive or non-exclusive basis. Our contractual arrangements may apply to a specific product market, a specific geographic market or to multiple markets.

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

(b) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents consisted of the following:

(in thousands)	DECEMBER 31, 2006	DECEMBER 31, 2005
Cash	$10,694	$832
Money market accounts	72,842	222
U.S. Government Agency-sponsored securities	—	38
Total	$83,536	$1,092

(c) PROPERTY AND EQUIPMENT

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

(e) STOCK OPTIONS AND WARRANTS

Prior to January 1, 2006, the Company accounted for equity-based employee compensation arrangements in accordance with the provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations including FIN 44 “Accounting for Certain Transactions Involving Stock Compensation.” Under APB No. 25, compensation expense was based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price referred to as the intrinsic-value-based method. Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As was allowed by SFAS No. 123, the Company had elected to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of SFAS No. 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation Transition and Disclosure.”

As of January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires that new share-based payments, such as grants of stock options, restricted shares, warrants, and stock appreciation rights, be measured at fair value and reported as expense in a company’s financial statements over the requisite service period. For existing share-based payment awards granted prior to January 1, 2006, the Company has recognized, in current earnings, compensation expense over the remaining service period, if any, based on the grant date fair value of those awards as calculated for disclosure under SFAS No. 123. However, in accordance with SFAS No. 123R, the Company no longer recognizes forfeitures as they occur, rather, forfeitures are estimated in calculating the fair value of each award.

The following table illustrates the effect on net loss from continuing operations if the fair-value method had been applied to all outstanding and unvested awards in each of the years ended December 31, 2005, and 2004:

(in thousands)	2005	2004
Net loss from continuing operations, as reported	$(3,551)	$(24,643)
Add stock-based employee compensation expense included in reported net loss	76	594
Deduct total stock-based employee compensation expense determined under fair-value method for all awards	(526)	(1,568)

Pro forma net loss from continuing operations	$(4,001)	$(25,617)

Pro forma net loss per share from continuing operations	$(0.09)	$(0.59)

Weighted average basic shares outstanding	44,006	43,713

See Note 10, Stock Options and Warrants, for the assumptions used to calculate the stock compensation expense under the fair-value method shown above.

(f) EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company has had a net loss in each of the periods presented, basic and diluted net loss per share are the same. Options and warrants to purchase 7.2 million, 1.9 million and 2.1 million shares of the Company’s common stock during 2006, 2005, and 2004, respectively, have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

(g) USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, valuation of goodwill and intangible assets and estimated useful lives of identifiable intangible assets, guarantees, depreciation, restructuring accruals, valuation of deferred tax assets and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

(h) RECLASSIFICATIONS

Certain fiscal year 2005 and 2004 amounts have been reclassified to conform to the current year presentation. None of these reclassifications had a material effect on the Company’s Consolidated Financial Statements.

(i) REVISED CASH FLOWS

For the years ended December 31, 2006, 2005, and 2004, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributed to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

(j) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," Accounting for Income Taxes.”  FIN 48 establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.   It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required to be adopted by the Company in the first quarter of fiscal 2007.   We are currently assessing the impact that this standard will have on our consolidated results of operations, financial position, or cash flows.

In September 2006, Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” was issued. SAB 108 expresses the staff’s view regarding the process of quantifying financial statement misstatements. The interpretation provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The cumulative effects of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment should be made to the opening balance of the retained earnings for that year. The disclosures should include the nature and amount of each individual error being corrected in the cumulative adjustment, when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. The guidance of SAB 108 is effective for fiscal years beginning after November 15, 2006. SAB 108 has not had an impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which applies to any other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants.  The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently assessing the impact that this standard will have on our consolidated results of operations, financial position, or cash flows.

(k) REVENUE RECOGNITION

Royalties from franchise operations are recorded as franchise revenues as the fees are earned and become receivable from franchisees. Franchise fee income is recognized when all initial required services are performed, which is considered to be upon the opening of the franchisee’s store.

(l) GOODWILL, TRADEMARKS, AND INTANGIBLE ASSETS

Goodwill represents the excess of costs over the fair value of assets related to the UCC and The Athlete’s Foot acquisitions, and trademarks represents the value of future royalty income associated with the ownership of The Athlete’s Foot trademark. Identifiable intangible assets include the value of non-compete agreements of key executives, and franchise agreements and master development agreements of The Athlete’s Foot, and are amortized on a straight-line basis over five and twenty years, respectively. Goodwill and trademarks acquired in a purchase business combination are determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” At each reporting period, we assess The Athletes Foot trademark to determine if facts and circumstances changed, requiring a re-evaluation of the estimated life of the trademarks. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

(m) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, which included cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses, approximate their fair value due to the relatively short duration of the instruments.

(n) TRADE RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade receivables at The Athlete’s Foot consist of amounts the Company expects to collect from franchisees for royalties and franchise fees, net of allowance for doubtful accounts of $530,000 as of December 31, 2006. The Company provides a reserve for uncollectible amounts based on its assessment of individual accounts. Trade receivables are not collateralized. Cash flows related to trade receivable activity are classified as increases or decreases in trade receivables on the consolidated statement of cash flows.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES RELATED TO DISCONTINUED OPERATIONS

The following additional accounting principles have been used by management in the preparation of the Company’s Consolidated Financial Statements and relate principally to the Company’s discontinued operations:

(a) INVESTMENTS AVAILABLE FOR SALE INCLUDING MORTGAGE-BACKED SECURITIES (“MBS”)

Investments available-for-sale consisted of highly liquid investments in U.S. Government Agency-sponsored mortgaged-backed securities with original maturities greater than one year.

The Company invested in MBS representing interests in or obligations backed by pools of mortgage loans. Acquisitions of MBS were recorded on the trade date. Purchases of newly issued MBS were recorded when all significant uncertainties regarding the characteristics of the securities were removed. Realized gains and losses on sales of MBS were determined on the specific identification basis.

(b) REPURCHASE AGREEMENTS

The Company financed the acquisition of its MBS through the use of repurchase agreements with the MBS serving as collateral. Generally, the Company’s borrowings were fixed rate repurchase agreements with original maturities of 28 days.

(c) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, which included cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses, approximate their fair value due to the relatively short duration of the instruments.

(d) OTHER COMPREHENSIVE INCOME (LOSS)

For the year ended December 31, 2004, other comprehensive income (loss) consists of unrealized gains (losses) on investments available for sale and MBS; and foreign currency translation adjustments. For 2004, the Company’s foreign currency translation loss was recognized through the sale of the foreign operations. During 2005, the Company determined that the impairments on the MBS portfolio were “other than temporary” and the losses were recognized in earnings.

(4) PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	ESTIMATED USEFUL	DECEMBER 31,
(in thousands)	LIVES	2006	2005
Furniture and fixtures	7 - 10 Years	$206	$31
Computer and equipment	3 - 5 Years	126	35
Software	3 Years	112	62
Leasehold improvements	Term of Lease	393	303
Total property and equipment		$837	$431
Less accumulated depreciation		(448)	(176)
Property and equipment net of accumulated depreciation		$389	$255

Depreciation expense of property and equipment was $272,000, $159,000 and $2.2 million for 2006, 2005 and 2004, respectively. The Company recognizes rent expense on a straight-line basis over the lease period based upon the aggregate lease payments over the lease period. The lease period is determined as the original lease term without renewals, unless and until the exercise of lease renewal options is reasonably assured, and also includes any period provided by the landlord as a “free rent” period. Aggregate lease payments include all rental payments specified in the contract, including contractual rent increases.

(5) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	DECEMBER 31,
(in thousands)	2006	2005
Professional fees	$2,681	$762
Taxes other than payroll and income	116	112
Escrow account	40	1,000
Other	398	923
Accounts payable and accrued expenses	$3,235	$2,797

(6) RESTRUCTURING CHARGES

After the acquisition of UCC, the Company relocated its principal corporate office from Baltimore, Maryland to New York City. As a result, certain reductions in staffing occurred in 2006. Upon termination of employment, the Baltimore employees became eligible for separation benefits, including severance payments. Restructuring charges in prior years related to separation agreements of subsidiaries are classified as discontinued operations.

A rollforward of the restructuring accrual is as follows:

(in thousands)	Employee Separation Benefits	Facility Closure Costs and Other	Total
2005 Restructuring:
Restructuring liability as of December 31, 2004	$68	$191	$259
Adjustments	—	(7)	(7)
Cash payments	(68)	(184)	(252)
Restructuring liability as of December 31, 2005	—	—	—

2006 Restructuring:
Charges to continuing operations	895	—	895
Cash payments and other	(750)	—	(750)
Restructuring liability as of December 31, 2006	$145	$—	$145

(7) DEBT

The Company had no debt or repurchase agreements at December 31, 2006.

The Company financed the acquisition of its MBS through the use of repurchase agreements with the MBS serving as collateral. At December 31, 2005, all of the Company’s borrowings were fixed rate repurchase agreements with original maturities of 28 days. The following table provides selected information on the Company’s repurchase agreements at December 31, 2005.

(Dollars in thousands)	Amount	Weighted average rate
Counterparty
Daiwa Securities of America	$37,867	4.35%
Countrywide Securities Corporation	33,823	4.35%
UBS Financial Services, Inc.	62,234	4.34%

Total	$133,924	4.35%

On October 4, 2004, the Company repurchased the remainder of its outstanding 6% subordinated notes due March 2005 for a price of 101.2%. The total repurchase payment was $157.1 million, consisting of $154.9 million in principal, a $1.9 million redemption premium and approximately $310,000 in accrued interest. In connection with the repurchase, the Company recorded a $2.4 million charge which is presented in the Consolidated Statements of Operations and Comprehensive Loss as “Loss on early extinguishment of subordinated notes.” The charge consisted of the $1.9 million redemption premium and a non-cash charge of approximately $560,000 related to the recognition of unamortized deferred financing costs.

(8) INCOME TAXES

The components of income tax expense from continuing operations for the calendar years ended December 31 are as follows:

(in thousands)	2006	2005	2004
Federal	$196	$-	$-
State and Local	(152)	-	-
Foreign	37	-	-
Total income tax expense	$81	$-	$-

Current	$81	$-	$-
Deferred	-	-	-
Total Income Tax Expense	$81	$-	$-

A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate for continuing operations is as follows:

	2006	2005	2004
U.S. Statutory Federal Rate	-35.00%	-35.00%	-35.00%
Increase/(decrease) resulting from:
State taxes, net of federal benefit	-3.25%	0%	0%
Changes in valuation allowance	43.83%	-136.40%	27.90%
Other	-4.01%	171.40%	7.10%
Effective Tax Rate	1.57%	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reflected for tax purposes. The following summarizes the significant components of the Company’s deferred tax assets and liabilities at December 31:

(in thousands)	2006	2005
Deferred Tax Assets:
Net operating loss carryforwards	$325,524	$325,851
Investments	6,119	7,796
Capital loss carryforwards	105,570	120,892
Tax credit carryforwards	4,150	4,150
AMT Tax credit carryforwards	63	-
Depreciation and amortization	134	40
Stock-based compensation	1,135	-
Other	1,057	1,366
Gross Deferred Tax Asset	$443,752	$460,095

Deferred Tax Liabilities
Amortization	$(782)	$-
Other	-	-
Gross Deferred Tax Liability	$(782)	$-

Valuation allowance	$(443,188)	$(460,095)
Net Deferred Tax Asset/(Liability)	$(218)	$-

The deferred tax liability of $218,000 at December 31, 2006, is primarily the result of the difference in accounting for the Company’s Athlete’s Foot trademark, which is amortized over 15 years for tax purposes but not amortized for book purposes. This net deferred tax liability cannot be offset against the Company’s deferred tax assets under U.S. generally accepted accounting principles since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period. The Company’s strategy to acquire intellectual property may result in assets being recorded as indefinite lived intangibles. In future periods, the Company may record additional net deferred tax liabilities that will result in deferred income tax expense being recorded in the Company’s statement of operations. As part of the UCC acquisition, the Company established a net state deferred tax liability which enabled the Company to benefit current year state net operating losses. This deferred tax benefit fully offset the deferred tax expense related to the indefinite-lived assets described above. As a result, the Company did not have deferred tax expense during 2006.

The valuation allowance for deferred tax assets decreased by $16.9 million and by $4.5 million in 2006 and 2005, respectively. During 2006, the Company’s deferred tax assets and related valuation allowance decreased primarily due to expiration of certain capital loss carryforwards. In assessing the realizability of deferred assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized for financial statement purposes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the Company’s historical operating performance and the reported cumulative net losses to date, the Company presently does not have sufficient objective evidence to support the recovery of its deferred tax assets. Accordingly, the Company has provided a full valuation allowance for its net deferred tax assets as required by U.S. generally accepted accounting principles.

Approximately $361.7 million of the valuation allowance for deferred tax assets as of December 31, 2006 will be allocated to “Income Tax Benefit” in the consolidated statements of operations and comprehensive loss upon realization. The remaining portion of the valuation allowance will be allocated to “Additional Paid-In Capital.”

At December 31, 2006, the Company has federal net operating loss carryforwards of approximately $777 million which expire at various dates between 2011 and 2026. To the extent net operating loss carryforwards relate to stock-based compensation, the tax benefits will be credited to Additional paid-in capital when realized. The Company has capital loss carryforwards of approximately $251 million which expire at various dates between 2007 and 2011. In addition, the Company has federal tax credit carryforwards of approximately $4.2 million which expire at various dates between 2020 and 2022. In the event of future changes in common stock ownership above a certain threshold, the future realization of net operating loss carryforwards, capital loss carryforwards and certain other tax credits would become subject to limitation under the Internal Revenue Code. Also, included in the amounts above are federal net operating losses acquired with the close of the UCC Capital merger. The utilization of UCC Capital acquired assets will be subject to certain annual limitations as required under Internal Revenue Code Section 382.

For Aether Systems, the historical operating entity, the Company recorded deferred tax assets using the federal and gross state statutory tax rate versus a state tax rate net of federal tax benefit. This method was adopted due to substantial accumulated operating and capital losses (Tax Attributes) generated under the Company’s historical business strategies and management’s belief that the Company may not generate sufficient future taxable income, apportioned to the State where the Tax Attributes were generated, to realize the federal tax benefit on the state income taxes. In June 2006, with the acquisition of UCC Capital, the Company commenced its new business strategy, acquiring, managing and developing intellectual property. At December 31, 2006, the Company has recorded deferred taxes related to IP acquisitions, which include The Athlete’s Foot and UCC Capital, using the federal statutory tax rate plus the state statutory tax rate, “net of federal tax benefit.” The historical Tax Attributes remaining from Aether Systems continue to be recorded using a gross state statutory tax rate.

(9) BENEFIT PLANS

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code that provide for voluntary employee contributions of 1 to 15 percent of compensation for substantially all employees. The Company contributed the following amounts to the plans for the years ended December 31, 2004, 2005 and 2006, respectively:

(in thousands)	2006	2005	2004
Continuing operations	$60	$60	$69
Discontinued operations	—	—	318
Total employer contributions	$60	$60	$387

As a result of the merger with UCC, the Company has a second defined contribution plan under Section 401(k); however, the Company did not contribute any amounts to the plan in 2006. The Company’s long term plan is to have one defined contribution plan under Section 401(k) for all of its entities.

(10) STOCK OPTIONS AND WARRANTS

In September 1999, the Company adopted the 1999 Equity Incentive Plan, as amended on September 2, 2005, (as amended, the “1999 Plan”). Under the 1999 Plan, the Company had the ability to grant options and restricted stock for employees, directors, and service providers equaling up to 20% of the outstanding shares of common stock of the Company. Options under the 1999 Plan generally expire after ten years and normally vest over a period of up to four years. Options were granted at an exercise price equal to the fair value of the common stock on the grant date.

Effective December 15, 2000, the Company adopted the Acquisition Incentive Plan (the “2000 Plan”) to provide options or direct grants to all employees (other than directors and officers of the Company and any eligible affiliates) and other service providers of the Company and its related companies, without shareholder approval.  Under the 2000 Plan, the Company had the ability to grant 1.9 million options. Options were granted at an exercise price equal to the fair value of the common stock on the grant date.

Effective October 31, 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) to replace the 1999 Plan and the 2000 Plan. The Company’s stockholders approved the adoption of the 2006 Plan at the 2006 Annual Stockholders’ Meeting on October 31, 2006.  The 2006 Plan is now the sole plan for issuing stock-based compensation to eligible employees, directors and consultants. The 1999 Plan and the 2000 Plans will remain in existence solely for the purpose of addressing the rights of holders of existing awards already granted under those plans prior to the adoption of the 2006 plan. No new awards will be granted under the 1999 Plan and the 2000 Plan. A total of 3.5 million shares of common stock are initially reserved for issuance under the 2006 Plan, which represented approximately 7.4% of NexCen’s outstanding shares at the time of adoption. Options under the 2006 Plan expire after ten years and are granted at an exercise price no less than the fair value of the common stock on the grant date.

Total stock-based compensation expense was $1,632,000, $76,000 and $594,000 for the twelve months ended December 31, 2006, 2005, and 2004, respectively. The Company had issued 43,225 shares of restricted stock in 2002 to certain employees. All shares of restricted stock granted in 2002 were fully vested by the end of first half of 2005. The costs of these restricted shares were included in stock-based compensation expense as of December 31, 2005. The Board of Directors authorized issuance of 250,000 shares of restricted stock to three of its senior officers during the first quarter of 2006, which were subsequently issued in the second quarter of 2006. Following this grant, 100,000 of these restricted shares vested on June 6, 2006 with a fair value of $410,000. The remaining 150,000 restricted shares have a three year vesting period that commenced on May 5, 2006. The holders of these restricted stock grants surrendered a total of 86,000 shares of common stock to us in satisfaction of their minimum withholding tax obligations arising from these grants. We recorded the shares surrendered to us as treasury stock. An additional 20,000 restricted shares were granted to non-officer employees in the second quarter of 2006, of which 15,000 vested in the fourth quarter of 2006, and 5,000 vested in the first quarter of 2007.

The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $0 for the years ended December 31, 2006, 2005, and 2004, respectively. There was no capitalized stock-based compensation cost incurred during the years ended December 31, 2006, 2005, and 2004.

The per share weighted-average value of options granted by the Company during 2006, 2005 and 2004 were $4.31, $3.30 and $3.60, respectively. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The amounts for each year were calculated based on an expected option life of five years and volatility of 70.0 percent for 2004, an expected option life of five years and volatility rates from 16.8 percent to 30.2 percent for 2005, and an expected option life of three to six years and volatility rates from 26.9 percent to 35.2 percent for 2006. In addition, the calculations assumed risk-free interest rates from 2.80 percent to 3.81 percent in 2004, 3.72 percent to 4.35 percent in 2005 and 4.59 percent to 5.10 percent in 2006. Historically, the Company has never distributed dividends to its stockholders, therefore no expected dividend assumptions were factored into our fair value calculation.

Through December 31, 2006, the Company estimated expected terms of three to six years for all options. Due to the significant changes in the Company’s business over the past three years, the Company has elected to use the “simplified” method, as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No.107 (“SAB No. 107”), to estimate expected term for stock options granted after December 31, 2005. The simplified method allows companies to estimate an expected term by using the vesting term plus the original contractual term divided by two. The Company will discontinue the use of the simplified method for stock option grants no later than December 31, 2007 as required by SAB No. 107. The Company used historical data to estimate volatility based on the expected term of the options and for stock option forfeitures. The Company used the five-year US Treasury daily yield curve rates for the risk-free interest rate.

A summary of stock options and restricted shares granted under the 2006 Plan, 1999 Plan, and the 2000 Plan for January 1, 2004 through December 31, 2006, warrants issued by the Company outside of such plans for January 1, 2004 through December 31, 2006, and changes during each twelve month period is presented below:

	2004		2005		2006
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE (PER SHARE)	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE (PER SHARE)	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE (PER SHARE)
Outstanding at beginning of year	5,112	$8.25	2,146	$3.98	1,949	$3.52
Granted	127	$3.60	5	$3.30	5,366	$4.31
Exercised	(1,035)	$4.66	(38)	$0.49	(120)	$(0.10)
Canceled	(2,058)	$16.02	(164)	$10.29	(21)	$(0.83)
Outstanding at end of year	2,146	$3.98	1,949	$3.52	7,174	$4.17
Exercisable at year-end	1,689	$4.19	1,771	$3.57	2,616	$3.57

The total number of options and warrants issued by the Company since January 1, 2004 includes the following:

•
Options to acquire approximately 3,375,000 shares of Company common stock and warrants to acquire 125,000 shares of Company common stock, which were issued to UCC employees on June 6, 2006 in connection with the acquisition of UCC.

•
In connection with the acquisition of UCC, the Company compensated its financial advisor for the transaction, Jefferies & Company, Inc., through the payment of a fee of $77,000 and the issuance of warrants exercisable through June 2009 to purchase 440,000 shares of Company common stock at an exercise price of $3.19 per share.

•	On October 31, 2006 the compensation committee approved the issuance of 175,000 non-qualified options to members of its Board of Directors.

•
On November 7, 2006, in connection with the acquisition of The Athlete’s Foot, the Company issued warrants exercisable through November 7, 2009 to purchase 500,000 shares of Company common stock at an exercise price of $6.49.

•	The Company has granted options as part of its long-term incentive plan to employees hired following the Company’s relocation to New York.

The total intrinsic value of stock options exercised during the twelve months ended December 31, 2006 and 2005 was $529,000 and $110,000, respectively. Cash received during 2006 and 2005 from share options exercised under the share-based payment plans was $12,000 and $19,000, respectively.  Total shares exercised were 120,000 in 2006, of which 115,000 were related to restricted shares. These shares were not included in the calculation of the weighted average exercise price.

The table above includes warrants to purchase 870,416 shares of Company common stock granted prior to 2004. The total number of warrants outstanding at December 31, 2006 is 1,935,416.

A summary of the status of the shares issuable pursuant to options and restricted stock grants for each equity incentive plan, shares issuable under warrant grants made outside of the equity incentive plans and the aggregate shares issuable pursuant to options, restricted stock and warrants as of December 31, 2006, and changes during the twelve months then ended is presented below:

Number of shares and warrants are in thousands
	2006 Plan		1999 Plan		2000 Plan		Warrants		Total
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Warrants	Weighted Average Grant Date Fair Value	Number of Shares & Warrants	Weighted Average Grant Date Fair Value
January 1, 2006	-	$-	178	$1.93	-	$-	-	$-	178	$1.93
Granted	426	2.19	3,669	1.36	206	2.99	1,065	1.31	5,366	1.48
Vested	-	-	(225)	2.43	(101)	3.55	(940)	1.32	(1,266)	1.69
Forfeited	-	-	(3)	0.99	(18)	3.27	-	-	(21)	2.92
Expired	-	-	-	-	-	-	-	-	-	-
December 31, 2006	426	$2.19	3,619	$1.32	87	$2.28	125	$1.20	4,257	$1.43

The total unrecognized compensation cost related to non-vested share-based compensation agreements granted under all stock option plans as of December 31, 2006, was $4,992,000. The cost is expected to be recognized over the weighted-average remaining period of approximately 2.4 years.

The following table includes information on fully vested stock options and stock options outstanding for each equity incentive plan as of December 31, 2006, and on fully vested warrants and warrants outstanding as of December 31, 2006:

	2006 LT Plan		1999 Plan		2000 Plan		Warrants		Total
	Stock Options Outstanding	Stock Options Currently Vested	Stock Options Outstanding	Stock Options Currently Vested	Stock Options Outstanding	Stock Options Currently Vested	Warrants Outstanding	Warrants Currently Vested	Stock Options & Warrants Outstanding	Stock Options & Warrants Currently Vested
Number (in thousands)	426	—	4,689	1,071	123	36	1,936	1,810	7,174	2,917
Weighted average exercise price	$6.88	—	$4.19	$4.69	$3.23	$2.43	$3.60	$3.57	$4.17	$3.97
Aggregate Intrinsic value	148	—	15,117	3,571	492	173	7,018	6,627	22,775	10,371
Weighted average remaining contractual term	9.9 years	—	8.3 years	4.4 years	9.1 years	8.7 years	3.0 years	2.6 years	7.0 years	3.3 years

(11) RELATED PARTY TRANSACTIONS

The Company receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at that firm is a member of the Company’s Board of Directors.  For the years ended December 31, 2006, 2005 and 2004 expenses related to Kirkland & Ellis LLP were approximately $1.7 million, $640,000, and $2.1 million, respectively. For the years ended December 31, 2006 and 2005, the Company had outstanding payables due to Kirkland & Ellis LLP of approximately $492,000 and $45,000, respectively.

Through February 2005, the Company received benefit coordination services from Huber Oros, which was considered a related party because an owner of Huber Oros is related to a member of the Company’s senior management who also serves on the Company’s Board of Directors. During February 2005, Huber Oros was acquired by an unrelated entity and the individual who is a related party did not retain any continuing ownership interest in the acquiring entity. For the years ended December 31, 2006, 2005, and 2004, expenses related to Huber Oros were approximately $0, $7,000 and $108,000 respectively. As of December 31, 2006 and 2005, there were no outstanding payables due to Huber Oros.

FTI Consulting, Inc. (FTI) provided due diligence services totaling approximately $15,000 in connection with the acquisition of UCC. Two members of NexCen’s Board of Directors serve as Directors of FTI, with one also serving as President and Chief Executive Officer for FTI Consulting, Inc. For the year ended December 31, 2006, the Company had no outstanding payables due to FTI Consulting, Inc.

Athletes Foot Marketing Support Fund, LLC (“MSF”), is an entity which is funded by the domestic franchisees of The Athletes Foot to provide domestic marketing and promotional services on behalf of the franchisees. On an as needed basis, the Company advances funds to MSF under a loan agreement. The terms of the loan agreement include a borrowing rate of prime plus two percent, and repayment by MSF with no penalty, at any time. At December 31, 2006, the Company had a receivable balance of $350,000 from MSF.

(12) COMMITMENTS AND CONTINGENCIES

(a) LEGAL PROCEEDINGS

IPO Litigation. NexCen is among the hundreds of defendants named in a series of class action lawsuits seeking damages due to alleged violations of securities law.  The case is being heard in the United States District Court for the Southern District of New York.  The court has consolidated the actions by all of the named defendants that actually issued the securities in question.  There are approximately 310 consolidated cases before Judge Scheindlin, including this action, under the caption In Re Initial Public Offerings Litigation, Master File 21 MC 92 (SAS).

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

After initial procedural motions and the start of discovery in 2002 and 2003, the plaintiffs voluntarily dismissed without prejudice the officer and director defendants of each of the 310 named issuers, including NexCen.  Then in June  2003, the Plaintiff’s Executive Committee announced a proposed settlement with the issuer-defendants, including NexCen, and the officer and director defendants of the issuers (the “Issuer Settlement”).  A settlement agreement was signed in 2004 and presented to the District Court for approval. The proposed Issuer Settlement does not include the underwriter-defendants, and they have continued to defend the actions and have objected to the proposed settlement. (One of the defendant-underwriters signed a memorandum of understanding in April 2006 agreeing to a $425 million settlement of claims against it.)  Under terms of the proposed Issuer Settlement, NexCen has a reserve of $465,000 for its estimated exposure. If the proposed settlement is approved by the court, it is extremely unlikely that NexCen would incur any material financial or other liability.

The District Court granted preliminary approval of the proposed Issuer Settlement in 2005 and held a fairness hearing on the matter in April 2006. In December 2006, before final action by the District Court on the proposed Issuer Settlement, the U.S. Court of Appeals for the Second Circuit issued a ruling vacating class certification for certain plaintiffs in the actions against the underwriter-defendants. A petition was filed in early 2007 seeking rehearing of this decision, but the Second Circuit had not acted on the petition as of March 1, 2007. The impact of this decision on the claims against the issuer-defendants and on the proposed Issuer Settlement is unclear. Since December 2006, the District Court has stayed all proceedings in these cases pending further action by the Second Circuit.

Transportation Business Sale. On March 13, 2006, a complaint captioned Geologic Solutions, Inc., v. Aether Holdings, Inc. was filed against the Company in the Supreme Court for the State of New York, New York County. The complaint generally alleges that plaintiff Geologic was damaged as a result of certain alleged breaches of contract and fraudulent inducement arising out of NexCen’s alleged misrepresentations and failure to disclose certain information in connection with the asset purchase agreement dated as of July 20, 2004 for the purchase and sale of our Transportation business. The allegations in Geologic’s complaint are substantially similar to claims Geologic made in a previous request to the Company for indemnification. The complaint seeks monetary damages in an amount not less than $30 million and other relief. During the second quarter of 2006, the plaintiff agreed to substitute Aether Systems, Inc. for Aether Holdings, Inc. as defendant in the case because Aether Systems, Inc. was the party to the asset purchase agreement upon which Geologic’s claims are based. The Company believes it has a meritorious defense to Geologic’s claims and is vigorously defending against this action; however, we cannot predict the outcome of this litigation, and an adverse resolution of such claims could require us to make a significant cash payment to Geologic. The Company has incurred costs in connection with the defense of this lawsuit, which have been recorded against discontinued operations, further increasing the loss on the sale of the Transportation segment, and decreasing the amount of cash we have available for acquisitions and operations.

Legacy UCC Litigation. UCC and Mr. D’Loren in his capacity as president of UCC are parties along with unrelated parties to litigation resulting from a default on a loan to The Songwriter Collective, LLC (“TSC”), which UCC had referred to a third party. A shareholder of TSC filed a lawsuit in the U.S. District Court for the Middle District of Tennessee alleging, that certain misrepresentations by TSC and its agents (including UCC and D’Loren) induced the shareholder to contribute certain rights to musical compositions to TSC. The lawsuit, which is captioned Tim Johnson v. Fortress Credit Opportunities I, L.P., et al., seeks declaratory judgment, reformation and rescission, and monetary damages relating to the loan and alleged loss of value on contributed assets. UCC and Mr. D’Loren have filed cross-claims against TSC and certain TSC officers claiming indemnity. TSC has filed various cross and third-party claims against UCC, Mr. D’Loren and another TSC shareholder, Annie Roboff. Roboff has filed a separate action in the Chancery Court in Davidson County, Tennessee, which is captioned Roboff v. Mason, et al., as well as claims in the federal court lawsuit, against UCC, Mr. D’Loren, TSC and the other parties. The claims include fraud and negligent misrepresentation allegations against Mr. D’Loren, and UCC. Ms. Roboff previously made these same claims in a lawsuit that she filed in state court in New York. That lawsuit was dismissed on procedural grounds, and Ms. Roboff has appealed the dismissal. UCC believes these claims are without merit and is vigorously defending the actions.  UCC’s insurance carrier is defending the litigation. The litigation is in discovery and the outcome cannot be estimated at this time; however, settlement discussions are being held.  The loss, if any, could exceed existing insurance coverage and any excess could adversely affect our financial condition and results.

(b) LEASES

The Company is obligated under noncancelable operating leases for office space that expire at various dates through 2008. Future minimum lease payments under noncancelable operating leases and related sublease rent commitments as of December 31, 2006 are as follows:

Operating Leases ($ in 000's)	Payments due by period
	2007	2008	2009	2010	2011	Thereafter
Gross lease commitments	$1,865,277	$1,748,385	$895,056	$888,572	$850,752	$4,742,364
less: sub-leases	(1,363,023)	(907,967)	-	-	-	-
Lease commitments, net	$502,254	$840,418	$895,056	$888,572	$850,752	$4,742,364

Rent expense from continuing operations under operating leases was approximately $398,000, $158,000, and $454,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The subleased payments shown above are related to the Mobile Government headquarters lease in Massachusetts, which the Company has subleased to the buyer of that business, BIO-Key International, Inc., and to Northlight Financial LLC who rents space in the Company’s New York headquarters.

(c) RESTRICTED CASH

Restricted cash of $1,298,000 includes funds held in money market accounts as security for outstanding letters of credit established for the facility leases of the Mobile Government headquarters in Massachusetts, and the Company’s headquarters in New York. At December 31, 2005, the Company had restricted cash of $8.6 million, $749,000 was related to the Massachusetts facility lease, and a $7.9 million letter of credit collateralizing a sales agreement between BIO-key International, Inc. (BIO-Key), whom the Mobile Government business was sold to, and Hamilton County, Ohio. The letter of credit provided assurance of performance by BIO-Key under the sales agreement. The letter of credit expired on December 31, 2006.

(13) DISCONTINUED OPERATIONS

From our formation in 1996 until 2004, we owned, acquired and operated a number of mobile and wireless communications businesses. These businesses never became profitable, and during 2004 we sold these businesses and started a mortgage-backed securities, or MBS, business. During 2005, we assembled a leveraged portfolio of investments in MBS. However, market conditions for the MBS business changed significantly during this period, and the profitability of our leveraged MBS portfolio declined. We sold our MBS investments in November 2006, and since that time, we have focused entirely on our IP business.

During 2006, the Company discontinued and sold its MBS segment, generating a gain of $755,000 on the sale. Income from discontinued operations in 2006 of $2.4 million was primarily generated by the MBS segment.

During 2005, we recognized additional losses rlated to the sales of our businesses which were sold in 2004. Income from discontinued operations in 2005 reflects $225,000 of income from our MBS business.

During 2004, the Company discontinued and sold its EMS, Transportation and Mobile Government segments, recognizing net gains on the sales of $20.8 million. Loss from discontinued operations of $44.5 million includes net operating losses in our Transportation, Mobile Government, EMS and MBS businesses. Also during 2004, the Company recorded goodwill and asset impairment charges of $35.6 million related to the Transportation and Mobile Government businesses.

EMS Sale

On January 13, 2004, the Company sold the EMS segment to TeleCommunication Systems, Inc.

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

Also, during the third quarter, Geologic notified the Company of, and the Company responded to, various indemnification claims for alleged breaches of representations and warranties under the Asset Purchase Agreement. The parties have been unable to resolve their disagreement over Geologic’s claim for indemnification and on March 13, 2006, Geologic filed a lawsuit against the Company in the Supreme Court of the State of New York. Geologic’s claims generally involve allegations that the Company failed to provide full disclosure regarding certain aspects of the Transportation segment’s business relationships with one of its major customers and two of its major suppliers. Geologic contends that it had suffered damages in excess of $30 million as a result of these alleged breaches. Although the Company cannot predict the outcome of this litigation, the Company believes that the indemnification claims are without merit and intends to vigorously defend against them. If the Company were unsuccessful in defending against the claims by Geologic, results could have a material adverse effect on the Company’s business, financial results and financial condition.

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
In thousands, except per share amounts	2006	2006	2006	2006
Revenues	$-	$-	$-	$1,924
Operating expenses	(872)	(2,831)	(2,568)	(4,142)
Operating loss	(872)	(2,831)	(2,568)	(2,218)
Non operating income	320	671	1,202	1,144
Loss from continuing operations before income taxes	(552)	(2,160)	(1,366)	(1,074)
Income taxes	-	-	-	(81)
Loss from continuing operations	(552)	(2,160)	(1,366)	(1,155)

Income from discontinued operations	419	640	544	1,510
Net (loss) income	$(133)	$(1,520)	$(822)	$355

Loss from continuing operations per common share - basic and diluted	$(0.01)	$(0.05)	$(0.03)	$(0.02)
Loss from discontinued operations per common share - basic and diluted	0.01	0.02	0.01	0.03
Net (loss) income per common share - basic and diluted	$(0.00)	$(0.03)	$(0.02)	$0.01

Weighted average shares outstanding - basic	44,019	44,721	46,534	47,234
Weighted average shares outstanding - diluted	44,019	44,721	46,534	49,079

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Revenues	$-	$-	$-	$-
Operating expenses	(1,859)	(1,307)	(1,065)	(1,010)
Operating loss	(1,859)	(1,307)	(1,065)	(1,010)
Non operating income	662	331	450	247
Loss from continuing operations before income taxes	(1,197)	(976)	(615)	(763)
Income taxes	-	-	-	-
Loss from continuing operations	(1,197)	(976)	(615)	(763)

Income (loss) from discontinued operations	539	1,754	(220)	(3,042)
Net (loss) income	$(658)	$778	$(835)	$(3,805)

Loss from continuing operations per common share - basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Income (loss) from discontinued operations per common share - basic and diluted	0.01	0.04	(0.00)	(0.07)
Net (loss) income per common share - basic and diluted	$(0.01)	$0.02	$(0.02)	$(0.09)

Weighted average shares outstanding - basic	43,991	44,009	44,019	44,019
Weighted average shares outstanding - diluted	43,991	44,591	44,019	44,019

(15) ACQUISITION OF UCC

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

As of December 31, 2006, none of these performance targets have been met, and it is uncertain as to if and when these targets will be met. In addition, the contingent consideration will become payable in full (1) if the average price of the Company’s stock is $10 per share for 90 consecutive trading days and the Company’s annualized Adjusted EBITDA is $10 million or (2) upon a change of control of the Company (as defined in the merger agreement). The stock price targets are subject to adjustment as set forth in the merger agreement. The merger agreement requires the escrow of 900,000 shares of the contingently issuable common stock. These shares will not be included in our outstanding share count or weighted average outstanding shares until the contingency has been resolved.

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

Purchase price (in thousands) :
Stock consideration (2.5 million shares at $4.10)	$10,250
Options and warrants issued	827
Direct acquisition costs	1,816
Repayment of UCC debt	1,493
Less: cash acquired	(12)
Total purchase price	$14,374

Allocation of purchase price (in thousands):
Current assets	$7
Other assets	175
Property and equipment	111
Goodwill	10,135
Intangible assets	4,634
Total assets acquired	15,062
Current liabilities	688
Total liabilities assumed	688
Net assets acquired	$14,374

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

Intangible assets consist of a non-compete agreement with an estimated useful life of five years, and executory contracts including $2.2 million related to a contract right to receive an advisory fee following the expected consummation of a business combination between two unrelated companies, which were settled in 2006.

In 2006, the Company recorded $10.1 million of goodwill related to the UCC acquisition, which has been determined to have an indefinite useful life and will not be amortized, but will be tested for impairment on an annual basis. The Company also recorded a $1.37 million intangible asset for a non-compete agreement with our Chief Executive Officer, that is being amortized on a straight-line basis over five years. As of December 31, 2006, the net balance of this intangible asset is $1.21 million. We expect to record related amortization on this asset of $274,000 in 2007 through 2010, and $118,000 in 2011.

(16) ACQUISITION OF THE ATHLETE’S FOOT

On November 7, 2006, our NexCen Acquisition Corp. subsidiary acquired Athlete’s Foot Brands, LLC, along with an affiliated advertising and marketing fund, and certain nominal fixed assets owned by an affiliated company. The Athlete’s Foot is an athletic footwear and apparel franchisor with 600 retail locations in over 40 countries. The business also provides advertising and marketing support for the benefit of the franchisees, using a portion of the royalties it receives from franchisees. This business operates in our retail franchising vertical. The purchase price for this acquisition, excluding contingent consideration, was $53.1 million, consisting of approximately $42.1 million in cash and $9.2 million in our common stock (approximately 1.4 million shares which were valued at $6.55 per share), and $1.8 million in other deal related costs. At the closing on November 7, 2006, we also issued to one of the sellers a three-year warrant to purchase an additional 500,000 shares of our common stock at a per share price of $6.49. On March 12, 2007, we borrowed $26.5 million under a new senior credit facility secured by the assets of The Athletes Foot. Under the purchase agreement, we may be required to pay up to an additional $8.5 million of cash and stock (in the same proportion as the initial acquisition), if the revenue and EBITDA of the acquired business (as defined in the purchase agreement) for the year ended December 31, 2006 equal or exceed performance targets specified in the purchase agreement. The purchase agreement requires a stand-alone audit of the 2006 financial results of Athletes Foot Brands, LLC to be completed by March 31, 2007. The amount of contingent consideration will be calculated based on the 2006 audited financial results. Based on available information, the Company estimates the contingent consideration will be $4.0 million, and has recorded a liability as of December 31, 2006, which will be paid in the same proportion of cash and common stock as the initial consideration.

Brands results of operations subsequent to the date of acquisition are included in the Consolidated Statement of Operations. The Company allocated the purchase price of the assets acquired and liabilities assumed at the estimated fair values at the acquisition date.

Purchase price (in thousands):
Stock consideration (1.4 million shares)	$9,257
Cash payments	40,710
Contingent consideration	4,000
Direct acquisition costs	1,201
Seller warrant issued	572
Settlement of executory contracts & other items	1,349
Total purchase price	$57,089

Allocation of purchase price (in thousands):
Cash	$162
Franchise and master development agreements	2,600
Trademarks	49,000
Goodwill	5,472
Operating receivables, net	1,251
Property and equipment	95
Total assets acquired	58,580
Total liabilities assumed	1,491
Net assets acquired	$57,089

Franchise and master development agreements are considered intangible assets and are amortized on a straight-line basis over twenty years. Trademarks represent the present value of future royalty income associated with the ownership of The Athlete’s Foot trademark. Goodwill represents the excess of costs over the fair value of assets acquired. Goodwill and trademarks acquired in a purchase business combination are determined to have an indefinite useful life, and accordingly, are not amortized, but instead tested for impairment at least annually. Total liabilities assumed include an obligation under a franchisee consulting agreement in which we are obligated to pay $200,000 per year through 2028. The net present value of this liability is $1.45 million. As payments are made, the variance between the payments and liability reduction will be recorded as interest expense.

Prior to this acquisition, there were executory contracts between UCC and Athlete’s Foot Brands, LLC. UCC provided financial advisory services to Athlete’s Foot Brands, LLC. UCC earned advisory and loan servicing revenues during the course of the arrangement, which terminated with the acquisition. The estimated fair value of these agreements was recorded when we acquired UCC and the amounts were included in intangible assets. The settlement of these agreements was recorded in purchase accounting at fair value without recognition of any amounts in our statement of operations.

As the purchase of Athlete’s Foot Brands, LLC was a material acquisition, we are providing the pro forma financial information set forth below, which presents the combined results as if our acquisitions had occurred on January 1, 2005. This pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

	Year Ended	Year Ended
(in thousands - except	December 31, 2006	December 31, 2005
per share amounts)	(unaudited)	(unaudited)

Pro forma royalties and franchise fees	$9,925	$9,832
Pro forma net income	$2,683	$32,548
Pro forma diluted earnings per share	$0.06	$0.71

In 2006, the Company recorded $5.5 million of goodwill related to the Athlete’s Foot Brands, LLC acquisition, and a $49.0 million trademark representing the value of future royalty income associated with the ownership of The Athlete’s Foot trademark, which have been determined to have indefinite useful lives and will not be amortized, but will be tested for impairment on an annual basis. The Company also recorded a $2.6 million intangible asset for franchise agreements and master development agreements of The Athlete’s Foot, which is being amortized on a straight-line basis over twenty years. As of December 31, 2006, the net balance of this intangible asset is $2.58 million. We expect to record related amortization on this asset of $130,000 in 2007 through 2011, and $1.9 million thereafter.

(17) SEGMENT REPORTING

At December 31, 2006, we had only one operating segment - our intellectual property business. All of our revenue was royalty and franchise fee revenue generated by The Athlete’s Foot. In 2006, approximately 53% of this revenue was generated in the U.S. As we continue to acquire IP businesses, we expect to have three segments in the future including: retail franchising, consumer brand products, and quick service restaurants.

In 2005 and 2004 we only had corporate costs, all other activity is included in discontinued operations.

(18) SUBSEQUENT EVENTS

Acquisition of Bill Blass.

On February 15, 2007, our Blass Acquisition Corp. subsidiary acquired Bill Blass Holding Co., Inc. and two affiliated businesses. The Bill Blass label represents timeless style, modern American and is an American legacy brand. This business operates in our consumer branded products (apparel) vertical.

At the closing, one of the Bill Blass companies executed a licensing agreement for men’s and women’s denim with Designer License Holding Company, LLC. The new license replaced a denim license and an activewear license that were terminated and had been held by two companies that are affiliated with one of the prior owners of Bill Blass.

The initial purchase price for this acquisition was $54.6 million, consisting of $39.1 million in cash and $15.5 million in our common stock (approximately 2.2 million shares which were valued at $7.09 per share, which was the average closing price of our common stock for the ten consecutive days that ended on December 19, 2006, which is when we signed the agreement to purchase Bill Blass). Under the purchase agreement, the sellers will be entitled to receive up to an additional $16.2 million of consideration, payable in early 2008. The additional consideration under the earn-out will be equal to the amount by which the royalties generated from the Bill Blass trademarks in fiscal 2007, multiplied by 5.5, exceed $51.8 million, subject to certain adjustments. The total purchase price will not exceed $70.8 million.

Acquisition of MaggieMoo’s.

On February 28, 2007, we acquired MaggieMoo’s International, LLC (“MaggieMoo’s”). The initial purchase price for this acquisition was $16.1 million, consisting of approximately $10.8 million of cash and debt repayment, and 515,352 shares of our common stock (valued at $5.3 million, reflecting the average closing price of our common stock for the fifteen consecutive days that ended on February 27, 2007, of $10.21). Under the purchase agreement, the sellers will be entitled to receive up to an additional $2.0 million of consideration in the form of an earn-out, payable on March 31, 2008. The earn-out will be based on the amount royalty payments earned during fiscal 2007 exceed royalty payments earned by MaggieMoo’s during fiscal 2006, pursuant to a formula set forth in the purchase agreement. MaggieMoo’s is the franchisor of 184 stores located in 36 states domestically. Each location features a menu of freshly made super-premium ice creams, mix-ins, smoothies, and custom ice cream cakes. This business operates in our QSR vertical.

Acquisition of the Assets of Marble Slab Creamery, Inc.

Also on February 28, 2007, we acquired the assets of Marble Slab Creamery, Inc. (“Marble Slab”). The purchase price of the acquisition was $21 million, consisting of $16 million of cash, and the issuance of $5.0 million of notes payable which mature on February 28, 2008. The notes accrue interest at an annual rate of 6% per annum until maturity, and 8% thereafter, and are payable in cash or common stock priced at the time of issuance, at the Company’s option. We have deposited $5.0 million into an escrow account to collateralize the payment of these notes. Marble Slab is the franchisor of 336 stores located in 35 states, Puerto Rico, Canada and the United Arab Emirates. Since 1983, each Marble Slab Creamery has featured homemade super-premium ice cream that is hand-rolled in freshly baked waffle cones. This business operates in our QSR vertical.

Entry into Bank Credit Facility

On March 12, 2007, NexCen Acquisition Corp. (“the Issuer”) entered into a master loan agreement with BTMU Capital Corporation. This master loan agreement provides for borrowings pursuant to the issuance of a single class of notes to the Issuer and its wholly-owned subsidiaries (“Co-Issuers”) which are jointly and severally liable for payments required under the notes. The assets of the Issuers and Co-Issuers are pledged as collateral; security under each Note, and secure the obligations of the Issuer and all Co-Issuers under all of the notes. The notes are non-recourse to the Company. The pledged assets are those of the Issuer and Co-Issuers (mainly IP assets and the related royalties). Each note is repayable in full after five years. The facility has no expiration date and can be terminated by the Co-Issuers upon 30 days notice and by BTMU Capital Corporation by electing not to fund future advances, however, each note funding maintains its respective maturity date. The maximum aggregate amount of borrowings that may be outstanding at any one time under the agreement is $150 million. The borrowing rate is LIBOR plus an interest rate margin, which ranges from 1.50% to 3.00%. The Company may refinance all or part of the notes with no pre-payment penalties. This allows us to refresh available borrowing capacity under the facility, such as by completing securitization transactions involving certain of our acquired IP assets and using the proceeds from these transactions to repay notes under the master loan agreement. The borrowing rate is based on 3-month LIBOR which is a floating rate. The LIBOR rate resets every 90 days.

On March 14, 2007, we borrowed $26.5 million under the new credit facility, secured by the assets of The Athlete’s Foot. In 2007, we intend to incur additional debt secured by the assets of Bill Blass, MaggieMoo’s and Marble Slab under the new credit facility.

Other.
On March 13, 2007 we signed a definitive purchase agreement to acquire the Waverly brand from F. Schumacher & Co. (“Schumacher”) for $34.0 million in cash. We also agreed to pay $2.75 million in cash and issue a 10-year warrant to purchase 50,000 shares of our common stock to Ellery Homestyles, LLC, an existing Waverly licensee, in satisfaction of a right of first refusal held by Ellerly to acquire the Waverly brand. The warrant will be priced at the market price on the date of issuance. Waverly is a home décor lifestyle brand for harmonious and tasteful decorating. The purchase agreement contains customary representations, warranties and covenants. Subject to limited exceptions, the representations and warranties of Schumacher will survive the closing for 12 months. Specified fundamental representations, such as sufficiency of assets and title to assets, will survive indefinitely. Indemnification claims by us for breaches of representations and warranties are generally capped at the purchase price and are subject to a $150,000 threshold. The closing is subject to the satisfaction of customary conditions for a transaction of this type. We expect to close this transaction by the end of April 2007.

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

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), management carried out an evaluation, with the participation of the Company’s chief financial officer and chief executive officer, of the effectiveness of the Company’s disclosure controls and procedures, as of December 31, 2006. Based on their evaluation as of December 31, 2006, the chief executive officer and chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As noted in the COSO Framework, an internal control system, no matter how well conceived and operated, can provide only reasonable assurance to management and the Board of Directors regarding achievement of an entity’s objectives. Management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, excluded The Athlete’s Foot, which was acquired by the Company on November 7, 2006. The Athlete’s Foot consolidated assets and consolidated revenues comprised 2% and 100%, respectively, of the consolidated financial statements of the Company for the year ended December 31, 2006. Based on the evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our report is included in Item 8 of this Report. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is also included in Item 8 of this Report.

Changes in Internal Control Over Financial Reporting and Disclosure Controls and Procedures

During the year ended December 31, 2006, no change occurred in the Company’s internal control over financial reporting that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting. Our chief financial officer and corporate controller both left the Company in 2006, and were replaced, after a transition period during which the former chief financial officer and controller worked together with both the new chief financial officer and the new controller. Both the new chief financial officer and the new corporate controller have prior experience serving as financial officers of publicly traded SEC reporting companies. We acquired The Athlete’s Foot in November 2006 and Bill Blass, MaggieMoo’s and Marble Slab in February 2007. We are in the process of incorporating The Athlete’s Foot, Bill Blass, MaggieMoo’s and Marble Slab financial reporting processes with and into our existing system of financial reporting controls. The Company’s internal control over financial reporting will likely be materially affected by incorporating appropriate internal controls over financial reporting to account for these acquisitions.

ITEM 9(B). OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement or (b) filing an amendment to this Form 10-K which contains the required information no later than 120 days after the end of the Company’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Item 11 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement or (b) filing an amendment to this Form 10-K which contains the required information no later than 120 days after the end of the Company’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement or (b) filing an amendment to this Form 10-K which contains the required information no later than 120 days after the end of the Company’s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement or (b) filing an amendment to this Form 10-K which contains the required information no later than 120 days after the end of the Company’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Item 14 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement or (b) filing an amendment to this Form 10-K which contains the required information no later than 120 days after the end of the Company’s fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements required by this item are included in the Report beginning on page 32.

All other schedules are omitted because they are not applicable or the required information is shown in the Audited Consolidated Financial Statements or the notes thereto.

EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Index

*2.1
Agreement and Plan of Merger dated June 5, 2006, by and among UCC Capital Corp., UCC Consulting Corp., UCC Servicing, LLC, Aether Holdings, Inc., AHINV Acquisition Corp., the holders of UCC Shares identified therein and Robert W. D’Loren, as the Security holders’ Representative. (Designated as Exhibit 2.1 to the Form 8−K filed on June 7, 2006)

*2.2
Equity Interest and Asset Purchase Agreement dated August 21, 2006, by and among, Aether Holdings, Inc., NexCen Franchise Brands, Inc., NexCen Franchise Management, Inc., Athlete’s Foot Marketing Associates, LLC, Athlete’s Foot Brands, LLC, Robert J. Corliss, Donald Camacho, Timothy Brannon and Martin Amschler. (Designated as Exhibit 2.1 to the Form 8−K filed on August 22, 2006)

*2.3
Stock Purchase Agreement dated December 19, 2006, by and among, NexCen Brands, Inc., Blass Acquisition Corp., Haresh T. Tharani, Mahesh T. Tharani and Michael Groveman, Bill Blass Holding Co., Inc., Bill Blass International LLC and Bill Blass Licensing Co., Inc. (Designated as Exhibit 2.1 to the Form 8−K filed on December 21, 2006)

+2.4	Asset Purchase Agreement dated March 13, 2007, by and among NexCen Brands, Inc., WV IP Holdings, LLC and F. Schumacher & Co.

*3.1	Certificate of Incorporation of NexCen Brands, Inc. (Designated as Exhibit 3.1 to the Form 10-Q filed on August 5, 2005)

*3.2	Certificate of Amendment of Certificate of Incorporation dated October 31, 2006. (Designated as Exhibit 3.1 to the Form 8−K filed on November 1, 2006)

*3.3	By-laws of Aether Holdings, Inc. (Designated as Exhibit 3.2 to Form 10-Q filed on August 5, 2005)

*4.1	Form of Common Stock Certificate (Designated as Exhibit 4.3 to the Form S-8 filed on December 1, 2006)

*9.1	Voting Agreement dated November 7, 2006, by and between NexCen Brands, Inc. and Robert Corliss. (Designated as Exhibit 9.1 to the Form 8−K filed on November 14, 2006)

*9.2	Voting Agreement dated November 7, 2006, by and between NexCen Brands, Inc. and Athlete’s Foot Marketing Associates, LLC. (Designated as Exhibit 9.2 to the Form 8−K filed on November 14, 2006)

*10.1	Letter Agreement dated January 23, 2006, by and among Aether Systems, Inc. and BIO−key International, Inc. (Designated as Exhibit 10.1 to the Form 8−K filed on January 27, 2006)

*10.2
Amendment No. 1 to the Secured Subordinated Promissory Note dated January 23, 2006, payable to Aether Systems, Inc by BIO−key International, Inc. (Designated as Exhibit 10.2 to the Form 8−K filed on January 27, 2006)

*10.3	Amendment No. 1 to Employment Agreement dated May 5, 2006, by and between Aether Holdings, Inc. and David Oros. (Designated as Exhibit 10.3 to the Form 10−Q filed on May 10, 2006)

*10.4	Amendment No. 1 to Employment Agreement dated May 5, 2006, by and between Aether Holdings, Inc. and David Reymann. (Designated as Exhibit 10.4 to the Form 10−Q filed on May 10, 2006)

*10.5	Restricted Stock Grant Agreement dated May 5, 2006, by and between Aether Holdings, Inc. and David Oros. (Designated as Exhibit 10.5 to the Form 10−Q filed on May 10, 2006)

*10.6	Restricted Stock Grant Agreement dated May 5, 2006, by and between Aether Holdings, Inc. and David Reymann. (Designated as Exhibit 10.6 to the Form 10−Q filed on May 10, 2006)

*10.7	Employment Agreement dated as of June 5, 2006, by and between Aether Holdings, Inc. and Robert W. D’Loren. (Designated as Exhibit 10.1 to the Form 8−K filed on June 7, 2006)

*10.8	Stock Purchase Warrant issued to Robert D’Loren, dated June 5, 2006. (Designated as Exhibit 10.2 to the Form 8−K filed on June 7, 2006)

*10.9	Stock Purchase Warrant issued to Jefferies & Company, Inc., dated June 5, 2006. (Designated as Exhibit 10.3 to the Form 8−K filed on June 7, 2006)

*10.10	2006 Management Bonus Plan. (Designated as Exhibit 10.4 to the Form 8−K filed on June 7, 2006)

*10.11	Stock Option Grant Agreement by and between Aether Holdings, Inc. and Robert W. D’Loren. (Designated as Exhibit 10.5 to the Form 8−K filed on June 7, 2006)

*10.12
Registration Rights Agreement dated as of June 5, 2006, by and among Aether Holdings, Inc. and the stockholders listed on Exhibit A thereto. (Designated as Exhibit 10.6 to the Form 8−K filed on June 7, 2006)

*10.13	Employment Agreement dated as of September 12, 2006, by and between Aether Holdings, Inc. and David B. Meister. (Designated as Exhibit 10.1 to the Form 8−K dated September 13, 2006)

*10.14	2006 Long-Term Equity Incentive Plan. (Designated as Exhibit 10.1 to the Form 8−K filed on November 1, 2006)

10.15	Form of 2006 Long-Term Equity Incentive Plan Director Stock Option Award Agreement

10.16	Form of 2006 Long-Term Equity Incentive Plan Employee/Management Stock Option Award Agreement

*10.17	Addendum to Stock Option Agreement dated October 31, 2006, by and between Aether Holdings, Inc. and J. Carter Beese, Jr. (Designated as Exhibit 10.3 to the Form 8−K filed on November 1, 2006)

*10.18	Employment Agreement dated December 11, 2006, by and between NexCen Brands, Inc. and Charles A. Zona. (Designated as Exhibit 10.1 to the Form 8−K filed on December 13, 2006)

+10.19	Security Agreement dated March 12, 2007, by and among NexCen Acquisition Corp., the subsidiary borrowers parties thereto and BTMU Capital Corporation.

+10.20	Note Funding Agreement dated March 12, 2007, by and among NexCen Acquisition Corp., the subsidiary borrowers parties thereto, Victory Receivables Corporation and BTMU Capital Corporation.

*10.21	Common Stock Warrant dated November 7, 2006, issued by NexCen Brands, Inc. to Robert Corliss. (Designated as Exhibit 4.1 to the Form 8−K filed on November 14, 2006)

*10.22
Registration Rights Agreement dated November 7, 2006, by and among NexCen Brands, Inc., Robert Corliss and Athlete’s Foot Marketing Associates, LLC. (Designated as Exhibit 4.2 to the Form 8−K filed on November 14, 2006)

10.23	Addendum to Stock Option Agreement dated December 28, 2006, by and between NexCen Brands, Inc. and David Reymann.

21.1	Subsidiaries of NexCen Brands, Inc.

23.1	Consent of KPMG LLP

31.1	Certification pursuant to 17 C.F.R § 240.15d−14 (a), as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002 for Robert W. D’Loren.

31.2	Certification pursuant to 17 C.F.R § 240.15d−14 (a), as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002 for David B. Meister.

**32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002 for Robert W. D’Loren and David B. Meister.

_________________________
*Incorporated by reference

** These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Annual Report on Form 10-K or as a separate disclosure document.

+ Each of the Asset Purchase Agreement, the Security Agreement and the Note Funding Agreement contains representations and warranties that the parties thereto made and will make to the other parties thereto as of specific dates. The assertions embodied in the representations and warranties in the three agreements were made and will be made solely for purposes of the contracts among the respective parties to those three agreements, and each may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating the terms thereof. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to stockholders or may have been used for the purpose of allocating risk among the parties rather than establishing matters as facts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2007.

NEXCEN BRANDS, INC.

By:	/s/ Robert W. D’Loren
ROBERT W. D’LOREN
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David S. Oros	Chairman of the Board	March 16, 2007.
DAVID S. OROS

/s/ Robert W. D’Loren	Director, President, and	March 16, 2007.
ROBERT W. D’LOREN	Chief Executive Officer

/s/ David B. Meister	Senior Vice President and Chief Financial Officer, and	March 16, 2007.
DAVID B. MEISTER	Principal Financial and Accounting Officer

/s/ Jack Rovner	Director	March 16, 2007.
JACK ROVNER

/s/ James T. Brady	Director	March 16, 2007.
JAMES T. BRADY

/s/ George P. Stamas	Director	March 16, 2007.
GEORGE P. STAMAS

/s/ Jack B. Dunn, IV	Director	March 16, 2007.
JACK B. DUNN, IV

/s/ Edward J. Mathias	Director	March 16, 2007.
EDWARD J. MATHIAS

/s/ Truman T. Semans	Director	March 16, 2007.
TRUMAN T. SEMANS