Form 10-K/A
period 2006-12-31
NexCen Brands, Inc.
filed 2007-04-30
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

NEXCEN BRANDS, INC.
FORM 10-K/A

FORWARD-LOOKING STATEMENTS

In this Amendment No. 1 to the Annual Report on Form 10-K, we make statements that are considered forward-looking statements within the meaning of the Securities Act of 1934, as amended. The words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect”, and similar expressions often indicate that a statement is a “forward-looking statement.” Statements about non-historic results also are considered to be forward-looking statements. None of these forward-looking statements are guarantees of future performance or events, and they are subject to numerous risks, uncertainties and other factors. Given the risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in Item 1A of this Report under the heading “Risk Factors,” as well as elsewhere in this Report. Forward-looking statements reflect our reasonable beliefs and expectations as of the time we make them, and we have no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (this “Form 10-K/A”) of NexCen Brands, Inc. (the “Company,” “we,” “our,” or “NexCen”), which was originally filed with the Securities and Exchange Commission on March 16, 2007, is being filed solely to include the information required by Part III of Form 10-K pursuant to General Instruction G(3) of Form 10-K because the Company’s definitive proxy statement for its 2007 annual meeting will be filed more than 120 days after the end of the Company’s fiscal year. The original Form 10-K is also amended hereby to delete the reference on the cover page thereof to the incorporation by reference of the definitive proxy statement in Part III of such report. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A in Part IV, Item 15 hereof, which has been amended to include the additional certifications.

In accordance with Rule 12b-15 under the Exchange Act, Part III is hereby amended and restated in its entirety as set forth below. Except as described in this Explanatory Note, no other information in the original Form 10-K is modified or amended hereby, and this Form 10-K/A does not otherwise reflect events occurring after the original filing date of March 16, 2007.

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

Obligations under our new master loan agreement, which we entered into and began to borrow under in March 2007, will be included as “Long-Term Debt” in the future.

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

NEXCEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	2006	2005	2004
		Revised	Revised
Cash flows from operating activities:
Net loss from continuing operations	$(5,233)	$(3,551)	$(24,643)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	471	159	2,212
Amortization of loan fees	—	—	840
Amortization of mortgage premiums	—	670	22
Stock based compensation	1,632	76	594
Gain on disposal of assets	—	—	(80)
Realized losses on long term investments	—	19	3,559
Loss on early extinguishment of subordinated notes	—	—	2,419
Changes in assets and liabilities, net of acquired assets and liabilities:
(Increase) in trade receivables, net of allowances	(791)	—	—
(Increase) decrease in prepaid expenses and other assets	(1,096)	3,112	(513)
Decrease (increase) in interest receivable	663	(818)	1,211
(Decrease) increase in accounts payable, accrued expenses, accrued employee compensation and benefits and accrued interest payable	(249)	903	(4,128)
Increase (decrease) in restructuring accruals and other liabilities	314	(1,202)	836
Cash provided by discontinued operations for operating activities	3,399	2,760	48
Net cash (used in) provided by operating activities	(890)	2,128	(17,623)

Cash flows from investing activities:
Sales and maturities of investments available for sale	—	45	1,171,641
Purchases of investments available for sale	—	—	(952,791)
Purchases of property and equipment	(151)	(47)	(331)
Proceeds from the sale of property and equipment	—	—	93
Sale of long-term investments	—	—	2,396
Acquisitions, net of cash acquired	(43,189)	—	—
Cash provided by (used in) discontinued operations in investing activities	253,614	(195,905)	(18,730)
Net cash (used in) provided by investing activities	210,274	(195,907)	202,278

Cash flows from financing activities:
Repayment of notes payable including redemption of convertible debt	—	—	(156,771)
(Increase) decrease in restricted cash	7,335	199	4,628
Exercise of options and warrants	1	25	1,989
Purchase of treasury stock	(352)	—	—
Cash (used in) provided by discontinued operations in financing activities	(133,924)	133,924	—
Net cash (used in) provided by financing activities	(126,940)	134,148	(150,154)
Net increase (decrease) in cash and cash equivalents	82,444	(59,631)	34,501
Cash and cash equivalents, at beginning of period	1,092	60,723	26,222
Cash and cash equivalents, at end of period	$83,536	$1,092	$60,723
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,403	$5,387	$9,500

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

ITEM 9(B). OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant

The following table shows, as of April 30, 2007, the names and ages of NexCen’s directors and executive officers. Each director will continue in office until the next annual meeting or until his earlier resignation, removal or death. As we have previously reported, Mr. Semans plans to retire from the board of directors prior to the next annual meeting of stockholders and Mr. Oros plans to step down as Chairman before the end of this year.

Name	Age	Position
David S. Oros	47	Chairman of the Board
Robert W. D’Loren	49	Director, President, and Chief Executive Officer
David B. Meister	49	Senior Vice President and Chief Financial Officer
James Haran*	46	Executive Vice President, M&A and Operations
Charles A. Zona	57	Executive Vice President, Brand Management and Licensing
James T. Brady	66	Director
Jack B. Dunn IV	56	Director
Edward J. Mathias	65	Director
Jack Rovner	52	Director
Truman T. Semans	80	Director
George P. Stamas	56	Director

*Mr. Haran will be an executive officer effective as of May 1, 2007. Accordingly, the disclosure regarding Mr. Haran for the fiscal year ended December 31, 2006 is being provided solely for informational purposes.

David S. Oros founded the Company in 1996, and currently serves as our chairman. From 1996 until June 2006, Mr. Oros served as our Chief Executive Officer. From 1994 until 1996, Mr. Oros was President of NexGen Technologies, L.L.C., a wireless software development company that contributed all of its assets to the Company. From 1992 until 1994, he was President of the Wireless Data Group at Westinghouse Electric. Prior to that, from 1982 until 1992 Mr. Oros was at Westinghouse Electric directing internal research and managing large programs in advanced airborne radar design and development. Mr. Oros received a B.S. in mathematics and physics from the University of Maryland, and holds a U.S. patent for a multi-function radar system. Mr. Oros currently serves on the board of directors for Smart Video™ d/b/a uVuMobile, the University of Maryland School of Nursing, the Baltimore’s Port Discovery Children’s Museum, and on the board of trustees for the University of Maryland Baltimore Foundation, Inc. Mr. Oros is also a managing partner for Global Domain Partners, LLC.

Robert W. D'Loren was elected a director and appointed Chief executive officerof the Company on June 6, 2006. He was appointed President on August 9, 2006. Prior to that, he served as President and chief executive officer of UCC Capital Corporation, where he pioneered intellectual property and whole company securitization finance and was responsible for developing many of the structures and credit enhancement products currently being utilized in the market today. Prior to forming UCC, Mr. D'Loren served as President and Chief Operating Officer of CAK Universal Credit Corporation, an intellectual property finance company. From 1985 to 1997, Mr. D'Loren founded and served as President and chief executive officer of the D'Loren Organization, a real estate investment, lending, and restructuring firm responsible for aggregate transactions in excess of $2 billion. Prior to that, Mr. D'Loren served as an asset manager for Fosterlane Management where he managed $1.8 billion of Class A commercial real estate assets, and previously served as a manager with Deloitte & Touche. Mr. D'Loren has served as a director or board advisor to Business Loan Express, The Athlete's Foot, Bike Athletic Company, Bill Blass Ltd., Candies Inc., Iconix Brand Group, and currently serves on the board of The Longaberger Company.

David B. Meister has served as Senior Vice President and Chief Financial Officer since joining the Company on September 12, 2006. In his role, Mr. Meister is responsible for all financial functions of the company, along with treasury management, investor relations, human resources and information technology. Prior to his appointment, he worked with the company as a consultant since July 2006. Before joining the company, Mr. Meister served as Chief Financial Officer and Senior Vice President of Barrington Broadcasting Corporation and Double O Radio Corporation from January 2005 until June 2006. From 2002 through December 2004, Mr. Meister was Vice President of Buccino & Associates, a turnaround consulting and crisis management firm, and from 1999 to 2001, Mr. Meister served as Senior Vice President - Finance and Operations of eChips, Inc., a joint venture of four Fortune 500 companies in the electronic components industry. Mr. Meister began his career with Ernst & Young, LLP, and then spent 10 years at Reliance Group Holdings Inc. and Telemundo Group, Inc., a company he helped to launch. Mr. Meister earned his BA in Political Science from the University of Rochester and an MBA from the William E. Simon Graduate School of Business Administration at the University of Rochester. Mr. Meister is a Certified Public Accountant.

James Haran joined the Company on June 6, 2006 as Executive Vice President of M&A. Prior to joining NexCen, Mr. Haran served for nine years as the Chief Credit Officer of UCC Capital Corporation. Mr. Haran has a broad range of business experience in structured finance, M&A and consulting. For the past eight years his focus has been on maximizing value and creating leveraged opportunities for IP centric companies and assets. These industries include apparel and footwear, franchising, and entertainment. Mr. Haran played a key role in the BCBG Max Azria transaction, winner of the Institutional Investor's Securitization News 2004 Deal of the Year Award. Prior to joining UCC, Mr. Haran was a Partner at Sidney Yoskowitz and Company P.C., a regional diversified certified public accounting firm. During his tenure, which began in 1987, his focus was on real estate and financial services companies. Mr. Haran served his clients on an array of strategic and operational levels. Mr. Haran is a Certified Public Accountant and holds a Bachelor of Science degree from State University of New York, at Plattsburgh.

Charles A. Zona joined the Company on December 11, 2006 as Executive Vice President of Brand Management and Licensing. Prior to joining the Company, Mr. Zona was a licensing consultant for three years for clients such as The J. Peterman Company, Chris-Craft Boats and XOR. Before that, he served as the Senior Vice President of Consumer Products for The National Football League Properties where he was responsible for developing a new consumer products (apparel, hardlines and accessories) licensing business model. Preceding his position with the NFL, he served as President of Salant Menswear Group which included Perry Ellis Dress Furnishings/Accessories and Private Label denim. Earlier, he served, for nine years, as President of Nautica Dress Furnishings/State of Maine Menswear Division. Mr. Zona began a 19-year career in retail at Stern Brothers Department Stores and Bambergers that concluded as a Senior Vice President at Lord and Taylor. He holds a BS degree in Industrial Relations from Seton Hall University.

James T. Brady was elected director of the Company on June 28, 2002. Mr. Brady has served as the Managing Director - Mid-Atlantic, for Ballantrae International, Ltd., a management consulting firm, since 2000 and was an independent business consultant from May 1998 until 2000. From May 1995 to May 1998, Mr. Brady was the Secretary of the Maryland Department of Business and Economic Development. Prior to May 1995, Mr. Brady was a managing partner with Arthur Andersen LLP in Baltimore, Maryland. Mr. Brady is a director of McCormick & Company, Inc., Constellation Energy Group and T. Rowe Price Group. Mr. Brady received a B.A. from Iona College.

Jack B. Dunn IV was elected director of the Company on June 28, 2002. Since October 1995, Mr. Dunn has been Chief executive officerof FTI Consulting, Inc, a multi-disciplined consulting firm with practices in the areas of financial restructuring, corporate finance, forensic accounting, litigation consulting and economic consulting. He joined FTI in 1992 as Executive Vice President and Chief Financial Officer and has served as a director of FTI since May 1992 and as chairman of the board from December 1998 to September 2004. Mr. Dunn is a director of Pepco Holdings, Inc., a public utility company, and is a limited partner of the Baltimore Orioles. Prior to joining FTI, he was a member of the board of directors and a managing director of Legg Mason Wood Walker, Inc. and directed its Baltimore corporate finance and investment banking activities. He received a B.A. from Princeton University and a J.D. from the University of Maryland Law School.

Edward J. Mathias was elected director of the Company on June 28, 2002. Mr. Mathias has been a managing director of The Carlyle Group, a Washington, D.C. based private merchant bank, since 1994. Mr. Mathias served as a managing director of T. Rowe Price Associates, Inc., an investment management firm, from 1971 to 1993. He received a B.A. from the University of Pennsylvania and an M.B.A. from Harvard University.

Jack Rovner was elected director of the Company on October 31, 2006. Mr. Rover has built a solid track record as one of the music industry's most bankable "turn-around" men. He has led the venerable RCA Record label, co-founded Vector Recordings and has partnered to lead Vector Management - one of the most successful artist management and independent labels in the industry. Preceding his work at RCA and Vector, Mr. Rovner was senior vice president of Marketing at BMG North America and reported directly to the chairman of BMG Worldwide and directed marketing efforts for company-owned properties. As senior vice president of Arista Records from 1991 to 1994, he oversaw all brand marketing which yielded record-breaking sales for artists Whitney Houston and Kenny G. Mr. Rovner's career began at Columbia Records. From 1981 until his departure in 1991 from the office of Vice President of Marketing, he worked on all creative marketing aspects for Bruce Springsteen's Grammy Award winning recording Born in the USA, as well as projects for The Rolling Stones, Wynton Marsalis, and Pink Floyd. Mr. Rovner developed his passion for brand marketing and music while a student at the University of Iowa, where he was awarded a B.A. in Communication Studies.

Truman T. Semans was appointed director of the Company by board resolution on September 19, 2002. Mr. Semans is founder and since 1993 has been Vice Chairman of Brown Investment Advisory & Trust Company, or Brown Advisory, a full-service firm providing investment advisory services to families and individuals of substantial wealth. Prior to founding Brown Advisory, Mr. Semans joined Alex. Brown & Sons in August 1974 as general partner, and was a member of the executive committee, the Vice Chairman of the Board and a member of the Executive and Organization Committee. He graduated from Princeton University and attended the University of Virginia Law School.

George P. Stamas was elected a director of the Company on October 20, 1999. Since January 2002, Mr. Stamas has been a senior partner with the law firm of Kirkland and Ellis LLP. Also, since November 2001, Mr. Stamas has been a venture partner with New Enterprise Associates. From December 1999 until December 2001, Mr. Stamas served as the vice chairman of the board and managing director of Deutsche Banc Alex. Brown (now Deutsche Bank Securities). Mr. Stamas is counsel to, and a limited partner of, the Baltimore Orioles baseball team and also of Lincoln Holdings, which holds interests in the Washington Wizards and Washington Capitals. Mr. Stamas also serves on the board of directors of FTI Consulting, Inc. He received a B.S. in economics from the Wharton School of the University of Pennsylvania and a J.D. from the University of Maryland Law School.

Election of Officers

Our board elects our officers on an annual basis, and our officers serve until their successors are duly elected and qualified. No family relationships exist among any of our officers or directors.

Election of Directors

Our board of directors is currently comprised of eight directors. At each annual meeting of stockholders, the successors to the directors then serving are elected to serve from the time of their election and qualification until the next annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. All of our current directors have been elected to serve until the annual meeting of stockholders to be held in 2007.

Mr. Rovner was introduced to the board of directors through Mr. D’Loren and was subsequently elected to the board at the Company’s 2006 annual meeting. Under the terms of the agreement by which the Company acquired UCC, the Company granted Mr. D’Loren a one-time right to nominate two persons to the board of directors, provided that such nominees were approved by the Nominating Committee of the board of directors and satisfied the prerequisite requirements for independence. Mr. Rover was one of those two nominees.

Corporate Governance

Committees of the Board of Directors

Our bylaws authorize our board of directors to appoint one or more committees, each consisting of one or more directors. The board of directors currently has four standing committees: an Audit Committee, a Nominating Committee, a Governance Committee and a Compensation Committee, each of which has adopted written charters which are all currently available on our website.

Audit Committee

The Audit Committee’s responsibilities include:

•	appointing, replacing, overseeing and compensating the work of a firm to serve as the registered independent public accounting firm to audit the Company's financial statements;

•
discussing the scope and results of the audit with the independent registered public accounting firm and reviewing with management and the independent registered public accounting firm the Company's interim and year-end operating results;

•	considering the adequacy of the Company's internal accounting controls and audit procedures;

•	reviewing and approving, as appropriate, related party transactions for potential conflict of interest situations;

•	approving (or, as permitted, pre-approving) all audit and non-audit services to be performed by the independent registered public accounting firm; and

•	providing an avenue of communication among the independent auditors, management, employees and the board.

The Audit Committee currently consists of Messrs. Brady, Semans and Mathias, with Mr. Brady serving as its chairman. The board of directors has determined that the members of the Audit Committee satisfy the “independence” and “financial literacy” requirements for audit committee members as set forth by the SEC and as adopted in the Nasdaq listing standards.

The board of directors has also determined that Mr. Brady is an audit committee financial expert, as defined by Item 407 of Regulation S-K and as required by Nasdaq Rule 4350(d), and is independent of management, as defined by Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended and Nasdaq Rule 4200(a)(15) and as required by Nasdaq Rule 4350(d). We believe Mr. Brady is qualified to be an “audit committee financial expert” because he has the following attributes: (i) an understanding of generally accepted accounting principles, or GAAP, and financial statements, (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by NexCen’s financial statements, and experience actively supervising one or more persons engaged in such activities, (iv) an understanding of internal controls over financial reporting and (v) an understanding of audit committee functions. Mr. Brady has acquired these attributes by means of having held various positions that provided the relevant experience, including 33 years with Arthur Andersen (including twenty years as an audit partner) and membership on the audit committees of several public companies since 1998. Mr. Brady also serves on the audit committees of three other public companies, but the board of directors has determined that such service does not affect his independence, responsibilities or duties as a member of the Audit Committee.

As a result of Mr. Semans’ March 2007 announcement of his intention to retire from the board of directors in the near future, the Nominating Committee is reviewing candidates for election to the board of directors who are qualified to serve, and interested in serving, on the Audit Committee. Mr. Semans has agreed to remain on the board of directors until a suitable replacement is found and has joined the board of directors and the Audit Committee.

Nominating Committee

The Nominating Committee's responsibilities include:

•	identifying, evaluating and recommending nominees to serve on the board of directors and committees of the board of directors;

•	conducting searches for appropriate directors and evaluating the performance of the board of directors and of individual directors; and

•	screening and recommending to the board of directors individuals qualified to become the chief executive officer of the Company or to become senior executive officers of the Company.

The members of the Nominating Committee are Messrs. Dunn, Brady and Mathias. Mr. Dunn currently serves as its chairperson.

Governance Committee

The Governance Committee’s responsibilities include:

•	assessing the policies, procedures and performance of the board of directors and its committees;

•	developing, evaluating and recommending to the board of directors any changes or updates to the Company’s Code of Ethics or Senior Financial Officers Code of Ethical Conduct;

•	making such other recommendations to the board of directors regarding affairs relating to the directors and senior officers of the Company as the Governance Committee deems appropriate;

•	developing and recommending to the board of directors corporate governance principles applicable to the Company; and

•	taking a leadership role in shaping the corporate governance of the Company.

The members of the Governance Committee are Messrs. Dunn, Brady, Mathias, Rovner, Semans and Stamas.

Compensation Committee

The Compensation Committee's responsibilities include:

•	setting the chief executive officer's compensation based on the achievement of corporate objectives;

•	reviewing and recommending approval of the compensation of the Company's other executive officers;

•	administering our stock option and stock incentive plans;

•
reviewing and making recommendations to the board of directors with respect to the Company’s overall compensation objectives, policies and practices, including with respect to incentive compensation and equity plans; and

•	evaluating the chief executive officer's performance in light of corporate objectives.

The members of the Compensation Committee are Messrs. Mathias, Dunn and Rovner, with Mr. Mathias currently serving as its chairperson.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has ever been an officer or employee of NexCen or any of its subsidiaries. None of our executive officers serve as a member of the board of directors or a compensation committee of any entity that has one or more executive officers serving on our board of directors or our Compensation Committee.

Director Independence

Each of our directors, other than Messrs. Oros, D’Loren and Stamas, qualifies as “independent” in accordance with the published listing requirements of Nasdaq Global Market. The Nasdaq Global Market independence definition includes a series of objective tests, such as, that the director is not an employee of the company and has not engaged in various types of business dealings with the company. Our board of directors has not adopted any supplemental independence standards. However, as required by Nasdaq Global Market rules, the board of directors has made a subjective determination with respect to each director as to whether any relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment by that director in carrying out the responsibilities of a director, regardless of whether the director otherwise satisfies the published independence standards of the Nasdaq Global Market. In making these determinations, the directors reviewed and discussed information provided by the directors and management with regard to each director’s business and personal activities as they relate to NexCen and NexCen’s management. Messrs. Oros and D’Loren are employed by the Company, and, as such, neither qualifies as an independent director under the Nasdaq Global Market standards. The board of directors further also determined that Mr. Stamas should not be considered an independent director in view of the business relationship between the company and Kirkland & Ellis LLP, which is the Company’s primary outside counsel and of which Mr. Stamas is a partner. Mr. Stamas’ business relationship with the Company is described in Item 13 under the caption “Certain Relationships and Related Party Transactions.” The board of directors made this decision despite the fact that this business relationship does not cause Mr. Stamas to be deemed non-independent under the Nasdaq Global Market standards. As a result, Mr. Stamas does not serve on any of the Company’s standing committees, other than the Governance Committee. All members of the Audit Committee, Compensation Committee and Nominating Committee are independent directors.

In connection with the independence determination for Mr. Dunn, the directors considered that in 2006, FTI Consulting, Inc. (FTI) provided due diligence services to the Company totaling approximately $15,000 in connection with the acquisition of UCC. Since 1992, Mr. Dunn has served as a director of FTI, and as its President and Chief Executive Officer. The board of directors has determined that Mr. Dunn should be considered an independent director in view of the fact that the services were immaterial to FTI and of a one-time nature. The board of directors intends to continue to monitor any relationships that the directors have with the Company’s service providers. Other than the consulting services provided by FTI, the board of directors did not consider and was not aware of any other transactions, relationships or arrangements that would effect the determination of our directors’ independence under the Nasdaq Global Market standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers (as defined in regulations issued by the SEC) and directors, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock (including options and warrants to acquire common stock). Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such reports of ownership received by us and certifications from our executive officers and directors, we believe that during fiscal year 2006 all filing requirements applicable to our executive officers, directors and such greater than ten percent stockholders were complied with on a timely basis, except for a late report on Form 4 by each of Messrs. Oros and Reymann filed on May 16, 2006 and May 18, 2006 reporting the grant of 150,000 and 50,000 shares of restricted stock made to Messrs. Oros and Reymann, respectively, on May 5, 2006 under our 1999 Equity Incentive Plan.

Corporate Governance Policies

We have adopted a general code of ethics for our business. We have also adopted a code of ethical conduct that applies solely to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. The board of directors is responsible for reviewing and authorizing waivers from both the code of ethics and code of ethical conduct for senior financial officers, and we will file any waivers from, or amendments to, these codes on our website at www.nexcenbrands.com, the content of which website is not incorporated by reference into or considered a part of this document. In 2006 no waivers were reviewed or authorized. Both the general code of ethics and the code of ethical conduct for senior financial officers, as well as the charters for our Audit, Nominating, Governance and Compensation Committees, are available on our website. This information is also available in print upon written request to our corporate secretary at the address of our corporate headquarters office in New York City. We have not adopted any formal, written governance policies or principles.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview and Objectives

In 2006, we transformed our company by exiting the mortgage-backed securities business that we had operated since 2004 to focus on a new intellectual property business. As part of this transformation, we transitioned to a new senior management team. As a result of these activities, our compensation programs and policies for our named executives in 2006 had several different objectives:

•	Provide reasonable financial incentives for outgoing managers to remain in place for a period of time to effect an orderly transition of the management of the business;

•
Provide reasonable severance packages for outgoing managers, through a combination of current cash payments, continued benefits and long-term equity awards, in recognition of their long-standing service to the Company and their significant contributions to identifying and initiating the new intellectual property business strategy; and

•
Provide new senior managers with a combination of current compensation and long-term opportunities sufficient to attract outstanding senior executives and provide them with incentives to (1) build and manage our business so that we become profitable and (2) create substantial value for our stockholders over the long term.

We began the business and management transition during 2006 and are continuing to develop our compensation programs and policies in 2007, as we build both our business and our senior management team. As a result, we expect that we may make material adjustments and refinements to our compensation policies and programs in 2007.

Our current compensation programs are intended to reward our named executives for growing our business profitably. They also are intended to encourage the retention of executives who contribute significantly to improved business performance, overall growth and increased stockholder value. The components of our compensation programs for named executives include salary, annual bonus, equity incentive compensation and benefits.

We have paid salaries that are at or slightly below the median level in the marketplace, reflecting our goal of conserving cash as we acquire businesses and seek to build a profitable operation. To enable us to attract and retain superior individuals, however, we have offered generous performance-based annual bonus opportunities and equity incentive awards. In the case of our chief executive officer, on whom our business is dependent, we have agreed to a compensation package that, by component and in the aggregate, based upon our review of relevant market information, will be at the top of the marketplace if certain performance levels are achieved. We believe that this compensation package was necessary to attract and retain our chief executive officer.

Process for Determining Compensation

General.  Our Compensation Committee plays an integral role in shaping the Company’s overall compensation objectives, policies and practices. The Compensation Committee is responsible for, among other things, reviewing and recommending approval of the compensation of our executive officers; administering our equity incentive and stock option plans; reviewing and making recommendations to the board of directors with respect to incentive compensation and equity incentive and stock option plans, and evaluating our chief executive officer's performance in light of corporate objectives, and setting our chief executive officer's compensation based on the achievement of corporate objectives.

We rely on our judgment in making compensation decisions, based upon a review of the Company’s performance, the executive’s performance and responsibilities, the Company’s and the executive’s achievement of business objectives, plans and specified goals, and the executive’s contributions to the development of the Company’s business and its long-term prospects for growth and success. We take into account information about market levels of compensation provided by our compensation consultant, Towers Perrin, in setting compensation levels and programs for new executives. Towers Perrin uses information from relevant published compensation surveys, as well as public filings for similar peer companies. We also consider a named executive’s current and past compensation levels in determining whether to make any discretionary awards or any adjustments to compensation of a continuing executive. In this process, our objective is to keep annual salaries at or below median levels, but to provide annual bonus opportunities and equity incentive awards that offer opportunities to earn overall compensation above median levels, if the Company and the executive deliver superior performance.

In general, we have not developed or adhered to any strict formulas in setting compensation or in establishing compensation packages. We expect that over time, the annual salaries of the named executive officers will be less than 50% of each person’s overall annual compensation and a significantly smaller portion of such compensation over a period of years, taking into account the value of incentive equity awards. In 2006, because we did not pay any annual bonuses to the named executives who are continuing with the Company, and because none of their incentive equity awards had vested, salaries represented a large proportion of their overall annual compensation. We expect that this will change in future years.

Participation of the Chief Executive Officer and Other Executives. We do not currently have a human resources department. Our chief executive officer participates in discussions with the Compensation Committee regarding compensation decisions about all named executives other than himself. Except for the chief executive officer, no other named executive participates directly in discussions with the Compensation Committee about compensation matters, although they do discuss these matters with the chief financial officer. We expect to rely heavily on the recommendations of the chief executive officer on these matters, particularly with respect to the allocation of the annual bonus pool.

Role of the Compensation Consultant. To assist the Compensation Committee in fulfilling its responsibilities, the Compensation Committee has retained an independent compensation consultant, Towers Perrin. The consultant reports directly to the Compensation Committee. Other than the work Towers Perrin performs for the Compensation Committee and the board of directors, Towers Perrin has not provided any consulting services to NexCen or its executive officers.

In assisting the Compensation Committee, Towers Perrin presents the committee with peer group benchmarking data and information about other relevant market practices and trends, and makes recommendations to the Compensation Committee regarding target levels for various elements of total compensation for executive officers and directors of the Company. Towers Perrin’s recommendations are presented to and considered by the Compensation Committee in their deliberations on compensation matters.

In 2006 Towers Perrin was retained by the Compensation Committee to provide a compensation study to benchmark and assist in the development of the compensation packages for Mr. D’Loren and Mr. Haran. The compensation study evaluated the reasonableness of the base salary, annual bonus and stock option grants proposed for Mr. D’Loren employment as our new chief executive officer in comparison to the competitive market. The compensation study was presented to the Compensation Committee and the board of directors and was considered by each in their deliberations and discussions on Mr. D’Loren’s compensation package.

For 2007, Towers Perrin has been retained by the Compensation Committee to assist in a review of executive officer and director compensation. In the 2007 review, Towers Perrin obtained peer group benchmarking data primarily from a group of companies with revenue of $30 to $200 million regardless of industry, and secondly from a group of companies that have a similar business strategy to us, regardless of revenue size. While the data may not result in a statistical random sampling, we believe it will provide valuable data regarding the compensation levels and practices of peer companies with whom we compete for key executive talent.

Equity Grant Practices. The exercise price of each stock option awarded to our senior executives under our long-term incentive plan is the closing price of NexCen common stock on the date of grant, which is the date on which the option (including all of its material terms) is approved by the Compensation Committee. The Compensation Committee is required to approve all grants of all awards under our long-term incentive plan. Our board of directors previously had delegated to our chief executive officer, acting as a board committee of one, the authority to make grants of up to 40,000 shares per individual pursuant to our long-term incentive plans, subject to his duty to report periodically to the Compensation Committee on awards granted by him. In October 2006, we terminated that authority after concluding that the Compensation Committee should consider and decide on all incentive equity awards.

We have not granted incentive equity awards on a regular annual basis in the last several years. Until 2006, we had not granted any incentive equity awards to our named executive officers since 2002. We have typically granted stock options to new employees when they begin working for the Company. These grants are usually made after the date on which employment commences because our Compensation Committee has been unable to meet in time to approve a grant on an earlier date. We are currently considering the adoption of a policy to specify particular dates on which equity incentive awards would be granted. Such dates would take into account the dates on which we expect to announce quarterly earnings and would be intended to avoid the grant of any stock options in advance of the public announcement of material information about the Company. It has been our policy not to grant stock options in advance of public announcements of material information. Our long-term incentive plan does not permit the re-pricing of options.

In the past, we have made periodic grants of restricted stock. In 2006, as an incentive for our then-current named executives to identify and implement a new business strategy for the Company, we granted a total of 150,000 shares of restricted stock to our former chief executive officer (who is now our Chairman) and, 50,000 shares of restricted stock to our former chief financial officer. Vesting of those shares was subject to the acquisition of a business (or businesses) that would serve as the foundation for a new business strategy for our Company. In the case of our former chief financial officer, his 50,000 shares vested when we acquired UCC. In the case of our former chief executive officer, his 150,000 shares will vest in three 50,000 share amounts in each of June 2007, June 2008 and June 2009 (the first three anniversaries of the date on which we acquired UCC). We have not made other restricted stock awards recently, and we are currently evaluating whether to award restricted stock, stock options or a combination of the two in future incentive equity awards. Our decision will take into account tax, economic, and employee incentive aspects of the different award types.

2006 Option Exercise Extension Program. As part of our transformation to a new IP-centric business model, we transitioned management of the Company to a new senior management team and relocated our corporate office to New York City (from Baltimore). At the end of 2006, we closed the Baltimore office, and a number of historic employees (including certain officers) left the Company. Some changes to the composition of our board of directors also began to occur, in response to the changes in our business.

Our employees and directors held certain vested options that had been issued under our equity incentive plans. Pursuant to these plans and the customary option grant agreements that had been used historically, option holders typically have 90 days following the termination of employment, or the termination of the service relationship (in the case of a director), with the Company to exercise vested stock options, after which time such options would be forfeited automatically. Upon review of the situation, and taking into account the unusual corporate transformation the Company was undergoing and the long-standing and dedicated service of the small group of remaining employees, the Compensation Committee determined that it was appropriate to provide employees and directors with a one-time opportunity to elect to extend the post-employment or post-service exercise period of vested options

The Compensation Committee adopted an option extension program, consistent with Section 409A of the Internal Revenue Code, pursuant to which existing employees and directors of the Company were given a one-time opportunity to propose to the Compensation Committee, prior to December 31, 2006, an extension schedule for their vested options, which would govern their ability to exercise vested options after ceasing to be employed by the Company or ceasing to be a director of the Company. The Compensation Committee recommended this program to the board of directors, which approved the parameters of the program, and the details of the program were communicated to the Company’s six employees and eight directors.

Four of the Company’s employees, including one named executive officer (Mr. Reymann) and one of the Company’s directors (Mr. Beese) proposed option extension schedules to the Compensation Committee. (Mr. Reymann left the Company in mid-December 2006 and stepped down as an executive officer in September 2006, and Mr. Beese resigned as a director in October 2006.) The Compensation Committee reviewed the proposed schedules and, after consultation with its outside professional advisors, concluded that the proposed schedules were consistent with the requirements of the overall program, as adopted by the board of directors, and were consistent with the requirements of Section 409A. As a result of this option extension program, approximately 300,000 vested options that would have expired in 2006 and early 2007 were extended for periods of between one and five years. In each case, a person’s option extension arrangement identifies a future calendar year (defined as January 1 of such year through the last day of that same calendar year) in which such options may be exercised, with options not exercised during the year expiring at the earlier of the end of that particular calendar year or ten years from the date of the original option grant. The option extension program allows for different exercise periods for different options. So, for example, a person with 1,000 vested options who adopted an extension schedule may be entitled to exercise 250 of those options within 90 days of leaving the Company, 500 options during calendar year 2008 and 250 options during calendar year 2009 (assuming the applicable options do not expire before the end of the applicable extended option period).

The purpose of this extension program was to provide long-standing employees and directors with an opportunity to realize additional value from their existing long-term equity incentive grants as partial compensation for their service to the Company and in recognition of the fact that their departure from the Company was not voluntary, was due to changes in the Company’s business (rather than any dissatisfaction with their performance) and represented a change (since the time of award grant) in both the Company’s and the employee’s (or the director’s) expectation regarding the potential value of the long-term incentive awards. In 2006, the Company recorded charges of $82,000 and $37,000 to restructuring charges and stock based compensation, respectively, related to the extension program.

The Company has since changed the terms of its standard option grant to directors. Such grants now provide that once vested, options awarded to directors are exercisable at any time until their expiration date (which is typically ten years from the grant date), regardless of when the director ceases to serve as a director of the Company (as long as such departure is after the vesting date of the granted options).

Share Ownership Guidelines. We do not currently have any requirements for any of our executive officers or other employees to own specified amounts of NexCen common stock. As a result of his prior ownership of UCC, our chief executive officer currently owns approximately 2.4 million shares of our common stock, which he received as consideration for his interest in UCC when we purchased UCC in 2006. Our chief executive officer also currently holds a warrant to acquire 125,000 shares of our common stock and options to acquire approximately 2.7 million shares of our common stock.

Compensation Deduction Limit. Section 162(m) of the Internal Revenue Code generally limits the compensation that a corporation can deduct for payments to a chief executive officer and the four other most highly compensated executive officers to $1 million per officer per year. However, compensation that is “performance-based,” as defined by Section 162(m), is exempt from this limitation on deductibility. In general, compensation attributable to the exercise of stock options granted with an exercise price at or above the market price of the underlying stock at the time of the grant qualify as performance-based compensation. In 2006, we did not pay our chief executive officer or our four other most highly compensated executive officers compensation in excess of $1 million (excluding compensation in respect of exercised options that we believe qualifies as performance-based compensation).

We expect to award annual bonuses over the next several years under our 2006 Management Bonus Plan. The 2006 Management Bonus Plan is designed so that amounts paid thereunder can qualify as performance-based compensation under Section 162(m) where the Compensation Committee sets performance targets for eligible participants and such targets are met. Tax rules require the Company to obtain stockholder approval of the material terms of performance-based compensation plans, such as the 2006 Management Bonus Plan. We obtained stockholder approval of the 2006 Management Bonus Plan in October 2006.

The Compensation Committee may award compensation that is not exempt from the limitations on deductibility under section 162(m) where it believes such compensation is in the best interests of NexCen and its stockholders, balancing tax efficiency with long-term strategic goals. In this regard, the Compensation Committee may take into account the impact of the Company’s net tax loss carry forwards on the Company’s status as a taxpayer. If the Company generates taxable earnings, its net tax loss carry forwards are expected to be available to offset most of the federal (and in some cases, state) income taxes that the Company would otherwise be required to pay. Accordingly, the loss of compensation deductions under certain circumstances may not be material to the Company; however, the Compensation Committee will still consider whether there would be material benefits to paying non-deductible compensation in such circumstances.

For fiscal 2007, the Compensation Committee has decided not to adopt performance or award targets under the 2006 Management Bonus Plan. Accordingly, any bonus payments awarded under the 2006 Management Bonus Plan will not qualify as “performance based” compensation under Section 162(m). In reaching this decision, the Compensation Committee took the following factors into account:

•
Because of the substantial recent changes to the Company’s business, the large number of recent acquisitions, and the fact that the new business has not yet been operated for a full fiscal year, the Compensation Committee did not believe it could identify reliable and appropriate performance targets for 2007 that would ensure an appropriate award of incentive compensation;

•
Because the total bonus pool available under the 2006 Management Bonus Plan is capped at 5% of the Company’s net income in the applicable fiscal year, and because the largest portion of that pool that can be awarded to any one person is 50% (which is the specified award percentage for Mr. D’Loren), the Compensation Committee does not expect that any awards for 2007 that may be made under the 2006 Management Bonus Plan will be sufficient to result in any one individual receiving 2007 compensation that is not performance-based in excess of $1 million; and

•
Should any covered individual end up receiving 2007 compensation that is not performance-based in excess of $1 million, the amount above $1 million is likely to be minimal and should not affect the Company’s liability for 2007 federal income taxes.

The Compensation Committee plans in future years (after fiscal 2007) to structure awards under the 2006 Management Bonus Plan so that they qualify as “performance-based” compensation under Section 162(m). For fiscal 2007, however the Compensation Committee will retain discretion to make aggregate awards up to the full amount of the bonus pool (5% of fiscal 2007 net income) based upon a review of both the Company’s and the eligible executive’s performance in fiscal 2007. To the extent the Compensation Committee identifies eligible individuals and any target award levels in advance; these will be publicly disclosed as required by applicable SEC rules.

Elements of Compensation

For 2006, the principal components of compensation for our named executive officers consisted of:

•	Base salary;

•	Equity-based awards;

•	Cash bonuses;

•	Perquisites and other personal benefits; and

•	Other compensation.

These principal elements have been chosen to create a flexible package that can reward both our short and long-term performance, while providing the executive with a competitive compensation package. In 2006, we changed our business strategy to focus on a new IP-centric business model. As part of our transformation, we installed a new senior management team. Other than for the chief executive officer for whom we negotiated a detailed employment arrangement in connection with the acquisition of UCC, a company that he controlled and which gave us the platform for our new strategy, we have not yet formulated formal long-term compensation policies and approaches. We expect to develop a comprehensive program in 2007 now that we have completed several acquisitions consistent with our new business strategy which have established the foundation of our new IP business. We believe that this foundation will begin to give us the necessary insight to understand the critical elements to our financial and operational success for which we can set appropriate metrics for short and long-term compensation. (Our new long-term compensation policies and approaches will apply both to the named executive officers and more generally to our employee base.) For continuing executives other than the chief executive officer, agreements were negotiated in 2006 that included competitive base salaries, discretionary bonus opportunities, basic benefit packages, and modest severance arrangements as required to attract the new executives and were based on negotiations between the new executive, on the one hand, and the chief executive officer and the Compensation Committee, on the other.

Base salary. We provide named executive officers and other employees with a base salary to compensate them for basic services rendered during the fiscal year. Initial base salary ranges for our named executive officers were determined for each executive based on negotiations between the new executive, on the one hand, and the Company, on the other.

For 2007, Towers Perrin has been retained by the Compensation Committee to assist in a review of executive officer compensation. During its review of base salaries for executives, the Compensation Committee will consider:

•	Market data provided by our outside consultant, Towers Perrin;

•	Internal review of the executive’s compensation, both individually and relative to other executive officers; and

•	Individual performance of the executive.

Until a formal long-term compensation policy and approach is adopted, the Compensation Committee expects to review salary levels at least annually, as well as upon a promotion or other change in job responsibility. Merit based increases to salaries, if any, will be based on the Compensation Committee’s review and overall assessment of an individual’s performance.

Equity-based awards. We provide equity-based compensation to promote our long-term growth and profitability. Equity-based awards not only provide directors, executive officers, and employees with incentives to maximize stockholder value and otherwise contribute to our long-term success, but they also allow us to attract, retain and reward the best available individual for positions of responsibility.

Awards of stock options and restricted stock are made under our 2006 Equity Incentive Plan, which was approved by our stockholders in October 2006. Prior to October 2006, equity-based awards were made under two prior long-term incentive plans. With adoption of the 2006 Equity Incentive Plan, no further awards will be issued under these older plans. Shares of restricted stock are issued subject to a vesting schedule and cannot be sold until and to the extent the shares have vested. Stock options are issued at an exercise price of no less than fair market value on the date of grant and are subject to vesting requirements, which may include time-based vesting, performance-based vesting, or both. Historically, we have not issued any options subject to performance-based vesting. In 2006, we awarded restricted stock to our former chief executive officer and chief financial officer, and awarded stock options to the three current named executive officers and Mr. Haran in connection with their employment agreements. The Compensation Committee administers the 2006 Equity Incentive Plan and has not delegated any grant authority.

Cash bonuses.  We provide cash bonus compensation to motivate, reward and retain key executives. Under the 2006 Management Bonus Plan bonuses are paid out of a pool determined to be 5% of the Company’s net income. The chief executive officer has a contractual right to 50% of this pool and the other half is allocated to senior executives based on performance achievements determined by the chief executive officer and the Compensation Committee. The Company reported net loss for 2006 and as a result there was no bonus pool for 2006.

Perquisites and other personal benefits. We provide certain executive officers with perquisites and other personal benefits that we and the Compensation Committee believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. Perquisites are generally granted as part of our executive recruitment and retention efforts. During 2006, our chief executive officer received a limited amount of perquisites and other personal benefits that we paid on his behalf. These perquisites and other personal benefits included, among other things:

•	Payments of life and disability insurance premiums;

•	Car expenses; and

•	Club dues.

Other Compensation. In addition to the compensation discussed above, we also provide our named executive officers with customary employee benefits, available to all employees, including health, disability and life insurance. In 2006, we matched contributions made by our former chief executive officer and chief financial officer (Messrs. Oros and Reymann) pursuant to a 401(k) plan. The other named executive’s contributions were not matched as they participated under a different 401(k) plan. In general, these benefits are substantially the same as those available to all of our employees.

Compensation for Outgoing Named Executives in 2006

Our long-time chief executive officer and chief financial officer relinquished their positions with NexCen in 2006, although our chief executive officer has continued as Chairman of the Company. We did not make any changes to their base salaries in 2006, and we did not award them any annual cash bonuses in 2006. We concluded that in light of the performance of the MBS business and our expectation that a management transition would occur once we identified and implemented a new or additional business strategy, no change in current compensation was warranted. However, in early 2006 we began to discuss with each of them potential changes to their respective employment agreements that we believe would provide them with reasonable severance arrangements and incentives to remain with the Company during what we expected would likely be a period of business and management transition. We finalized the amendments in early May 2006 and, at the same time, granted them shares of restricted stock, as discussed below. The amendments are described below under the caption “Employment Agreements.”

These revised employment agreements and restricted stock grants were intended to achieve several objectives:

•	reward them for their long-standing service and contributions to the Company,

•	provide them with a significant incentive to carry out a successful change in the Company’s business strategy,

•	encourage them to be supportive of a change in the senior management of the Company, and

•	offer them a reasonable severance package that we concluded was consistent with market practice and appropriate in light of their service to the Company and the Company’s situation.

Compensation of Our Former Chief Executive Officer. In 2006, Mr. Oros’ annual salary remained at $200,000, which is the same as it has been since 1999. He was not awarded any cash bonus in 2006.

In June 2006, Mr. Oros relinquished his position as chief executive officer, remaining as Chairman. Under the terms of his amended employment agreement, we requested that he also continue as an employee, to provide advice and guidance to our new chief executive officer and to assist him with the management and business transition processes. Mr. Oros has continued to receive his annual salary of $200,000 during this period. The amended employment agreement also provides for a revised termination and severance arrangement. If we subsequently terminate Mr. Oros’ employment without “Cause” (as defined in his existing employment agreement) or because of his death or “Disability” (as defined in his existing employment agreement), he will receive a lump-sum severance payment equal to $600,000, less the aggregate amount of salary paid to him since June 2006. In such event, Mr. Oros also is entitled to continue receiving group health and medical benefits for up to three years following termination of his employment.

The purpose of this amended contractual arrangement was to provide Mr. Oros with a severance package – in the form of continuing salary or a lump-sum departure payment, at the Company’s option – equal to three years of annual salary, plus continuing insurance benefits for three years. In exchange for this severance arrangement, Mr. Oros agreed to abide by a non-competition covenant. Mr. Oros was the chief executive officer of the Company from its inception in 1996 until June 2006, and we concluded that a reasonable severance arrangement was appropriate in light of his years of dedicated service to the Company. We believe that the severance arrangement is appropriate as compared to severance arrangements provided to chief executives of companies similar to NexCen and is reasonable under the circumstances, taking into account NexCen’s size, stage of development and financial resources and Mr. Oros’ contributions to the Company over an extended period of time.

In 2006, as discussed above, Mr. Oros also received a grant of 150,000 shares of restricted stock, which will vest in three increments of 50,000 shares in each of June 2007, June 2008 and June 2009, subject to accelerated vesting under certain circumstances as described below under the heading “Employment Agreements.” In October 2006, Mr. Oros was granted 25,000 stock options priced at $6.77 per share, which was the closing price of NexCen’s common stock on that date. The options will vest in full in October 2007, if Mr. Oros remains employed by the Company at such time. Each of the non-management directors also received a grant of 25,000 stock options on this same day, at the same per share price and with the same vesting terms. The board of directors decided to award these options to Mr. Oros, despite the fact that he was an employee of the Company at the time, because he had ceased to serve as a member of the senior executive management team (as his continuing positions were as Chairman and as a non-executive adviser to the senior management team) and would not be entitled to receive any annual bonuses or long-term incentive awards that might be paid to senior executives. On March 23, 2007, the Company announced that Mr. Oros plans to step down as Chairman by the end of the year, but will remain as a director and an employee.

Compensation of Our Former Chief Financial Officer. In 2006, Mr. Reymann’s annual salary remained at $180,000, which is the same as it has been since 2002. He was not awarded any cash bonus in 2006.

In September 2006, Mr. Reymann stepped down as chief financial officer. He remained with the Company to assist in a management transition through mid-December 2006. Under the terms of an amended employment agreement that we negotiated with Mr. Reymann in 2006, upon his departure from the Company, he received a lump-sum severance payment of $360,000, plus continued group health and medical benefits for two years. In addition, all of Mr. Reymann’s options were vested as of the date his employment with the Company ended. See “Outstanding Equity Awards at Fiscal Year-End Table” for details of Mr. Reymann’s stock options.

We amended Mr. Reymann’s employment agreement in 2006 to provide for this severance package (equivalent to two years of annual salary plus continuing insurance benefits for two years) and to provide him with accelerated option vesting in light of his many years of dedicated service to the Company. He served as the Company’s chief financial officer since 1998. In exchange for the severance arrangement, Mr. Reymann agreed to abide by a non-competition covenant. We believe that the severance arrangement is appropriate as compared to severance arrangements provided to senior executives of companies similar to NexCen and is reasonable under the circumstances, taking into account NexCen’s size, stage of development and financial resources and Mr. Reymann’s contributions to the Company over an extended period of time.

In 2006, as discussed above, Mr. Reymann also received a grant of 50,000 shares of restricted stock. All of these shares vested in June 2006, when we acquired UCC.

Compensation for Non-Management Directors. Non-management directors’ compensation is set by the board of directors at the recommendation of the Compensation Committee. Non-management directors’ compensation is designed to fairly pay directors for work required in a company of our size and scope and to align directors’ interests with the long-term interest of our stockholders. Non-management directors’ compensation is comprised of cash compensation and equity compensation.

In March 2006, the board of directors approved increases in the compensation payable to non-management directors. The compensation includes an annual retainer of $20,000 and a fee of $1,500 for each board meeting attended. In 2006, upon the recommendation of the Compensation Committee, non-management directors were granted 25,000 nonqualified options to purchase shares of our common stock. In their deliberations, the Compensation Committee was advised by management and Towers Perrin that the proposed option grants were consistent with the market generally and the practices of comparable companies. Prior to the grant in 2006, no options had been granted to our directors since 2002.

In addition to board retainer and attendance fees, the chairperson of each board committee (other than the Audit Committee) receives an additional retainer of $2,500. The chairperson of the Audit Committee receives a $12,500 annual retainer. Audit Committee members also receive a fee of $2,500 for each Audit Committee meeting they attend.

For 2007, Towers Perrin has been retained by the Compensation Committee to assist in a review of director compensation. During its review of director compensation, the Compensation Committee will consider market data provided by our outside consultant, Towers Perrin, and an internal review of compensation payable to non-management directors for a company of our size and scope.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on its review and its discussions with management, the Committee has recommended to our board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A for 2006 and the Company’s 2007 proxy statement. This Report is provided by the following independent directors, who comprise the Compensation Committee:

Edward J. Mathias (Chairman)
Jack B. Dunn IV
Jack Rovner

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of our named executive officers, including our former chief executive officer, our former chief financial officer and Mr. Haran for the fiscal year ended December 31, 2006.

Since we reported net loss for fiscal year ended December 31, 2006, our named executive officers, including our former chief executive officer, our former chief financial officer and Mr. Haran, were not entitled to receive payments which would be characterized as “Non-Equity Incentive Plan Compensation” pursuant to our 2006 Management Bonus Plan. Additionally, the board of directors did not award any payments which would be characterized as “Bonus” payments. We also have no defined benefit plans, actuarial plans, or non-qualified deferred compensation plans.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(1)		(2)		(3)	(4)			(5)
Robert W. D’Loren Chief Executive Officer	2006	$427,083	-	-	$701,406	-	-	$40,162	$1,168,651

David B. Meister Chief Financial Officer	2006	$69,375	-	-	$40,671	-	-	-	$110,046

James Haran Executive Vice President	2006	$338,542	-	-	$145,117	-	-	-	$483,659

Charles Zona Executive Vice President	2006	$18,182	-	-	$10,994	-	-	-	$29,176

David Oros Chairman & Former Chief Executive Officer	2006	$207,692	-	$111,502	$37,020	-	-	-	$356,214

David Reymann Former Chief Financial Officer	2006	$180,000	-	$205,000	-	-	-	$376,443	$761,443

(1)
Mr. D’Loren, Mr. Meister and Mr. Zona became named executive officers on June 6, 2006, September 12, 2006 and December 11, 2006, respectively. Mr. Reymann ceased to be a named executive officers on September 12, 2006. Mr. Oros remains an executive Chairman of the Company while Mr. Reymann remained as an employee to assist in management transition through mid-December 2006. Mr. Haran became an employee of the Company on June 6, 2006.

(2)
The amounts included for Mr. D’Loren, Mr. Meister, Mr. Haran and Mr. Zona is based on a base salary of $750,000, $225,000, $375,000 and $300,000, respectively, pro rated from their start dates of June 6, 2006, September 12, 2006, June 6, 2006 and December 11, 2006, respectively. Mr. Meister’s amount does not include $29,000 which was paid to Mr. Meister for services as a consultant with the Company from July 2006 until September 2006. The amount for Mr. Haran includes a deferred bonus of $125,000 from UCC Capital that the Company assumed upon the acquisition. The amount included for Mr. Oros and Mr. Reymann is based on a base salary of $200,000 and $180,000, respectively. The amount for Mr. Oros includes an additional $7,692 which arose when the company changed payroll systems and trued-up the payroll to coincide with the calendar year end of December 31, 2006.

(3)	In 2006, Messrs. Oros and Reymann received restricted stock as part of their agreements to transition the company to a new management team.

(4)
For the year ended December 31, 2006, Messrs. D’Loren, Meister, Haran and Zona received option awards pursuant to the the terms of their employment agreements. Mr. Oros’ option awards include the options received as part of a stock option grant to purchase 25,000 shares given to all directors except Mr. D’Loren on October 31, 2006.

(5)
For 2006, Mr. D’Loren received a total of $40,162 in all other compensation which included insurance premiums for life and long term disability of $28,830, car expenses of $9,842 and club dues of $1,490. For David Reymann the amount represents a severance payment of two years salary that was payable to him under his employment agreement because of a Trigger Event (as discussed below in “Employment Agreements” under the caption “Employment Agreements for Former Chief Executive Officer and Former Chief Financial Officer”) that occurred in 2006 and accrued vacation benefits.

Grants of Plan-Based Awards Table

During fiscal year ended December 31, 2006, we granted stock options and restricted stock awards to our named executive officers, Mr. Haran and our former chief executive officer and former chief financial officer under our long-term equity incentive plans. Information with respect to each of these awards on a grant-by-grant basis is set forth in the table below. All of our stock options were granted with an exercise price equal to the fair market value of our common stock on the date of grant. Under our long-term equityincentive plans, air market value is defined as the closing sale price of our common stock on the date of grant.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh) ($)	Closing Price of Common Stock Units on Date of Grant ($)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Robert W. D’Loren	06/06/06	-	-	-	-	-	-	-	2,811,976	$4.10	$4.10	$3,388,354

David B. Meister	09/12/06	-	-	-	-	-	-	-	200,000	$6.08	$6.08	$369,935

James Haran	06/06/06	-	-	-	-	-	-	-	581,788	$4.10	$4.10	$701,039

Charles Zona	12/11/06	-	-	-	-	-	-	-	250,000	$6.96	$6.96	$528,592

David Oros (2)	05/05/06	-	-	-	-	-	-	150,000	-	$0.00	$4.10	$480,769
	10/31/06	-	-	-	-	-	-	-	25,000	$6.77	$6.77	$57,713

David Reymann (3)	05/05/06	-	-	-	-	-	-	50,000	-	$0.00	$4.10	$205,000

(1)	Mr. D’Loren’s amount includes a warrant to purchase 125,000 shares that has the same terms as the options. The warrant was not granted under our long-term equity incentive plans.

(2)
Mr. Oros was granted 150,000 shares of restricted stock on May 5, 2006. This award was initially approved in March 2006, but final terms were not agreed and the shares were not awarded until May 5. Mr. Oros’ shares vest in three equal annual installments of 50,000 shares on each of the first three anniversaries of June 6, 2006, which was the date on which we acquired UCC, and which our board of directors determined was a “Trigger Event” (as defined in Mr. Oros’ restricted stock grant agreement) that initiated the three-year vesting. However, vesting remains subject to Mr. Oros’ continued employment on each vesting date.

(3)
Mr. Reymann was granted 50,000 shares of restricted stock on May 5, 2006. This award was initially approved in March 2006, but final terms were not agreed and the shares were not awarded until May 5. The shares vested in full on June 6, 2006, which was the date on which we acquired UCC, and which our board of directors determined was a “Trigger Event” (as defined in Mr. Reymann’s restricted stock grant agreement).

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to outstanding equity-based awards at December 31, 2006 for our named executive officers, Mr. Haran and our former chief executive officer and former chief financial officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option on Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Robert W. D’Loren	-	2,811,976 (1)	-	4.10	06/05/2016	-	-	-	-

David B. Meister	-	200,000 (2)	-	6.08	09/11/2016	-	-	-	-

James Haran		581,788 (3)		4.10	06/05/2016

Charles Zona	-	250,000 (4)	-	6.96	12/10/2016	-	-	-	-

David Oros	100,000 12,600 18,000 - - 655,000 157,500	- - - - 25,000 (5) - -	- - - - - - -	2.95 16.00 8.54 - 6.77 1.60 4.00	06/27/2012 10/24/2009 07/24/2011 - 10/30/2016 06/21/2009 08/31/2009	- 150,000 (6) - -	1,084,500 (7) - - -	-	-

David Reymann	32,500 50,000 30,000 5,416 (8) 20,834 (9)	- - - - -	- - - - -	8.00 8.54 3.75 1.60 1.49	12/31/2008 12/31/2008 12/31/2007 12/31/2007 12/31/2007	-	-	-	-

(1)
Includes a warrant to purchase 125,000 shares which has the same terms as the options. The warrant and the options vest in equal amounts on the three anniversaries of grant: June 2007, June 2008 and June 2009. For additional information with respect to accelerated vesting of this award, see “Employment Agreements - Robert W. D’Loren.”

(2)
Options vest in equal amounts on the three anniversaries of grant: September 2007, September 2008 and September 2009. For additional information with respect to accelerated vesting of this award, see “Employment Agreements - David B. Meister.”

(3)
Options vest in equal amounts on the three anniversaries of grant: June 2007, June 2008 and June 2009. For additional information with respect to accelerated vesting of this award, see “Employment Agreements - James Haran.”

(4)
Options vest in equal amounts on the three anniversaries of grant: December 2007, December 2008 and December 2009. For additional information with respect to accelerated vesting of this award, see “Employment Agreements - Charles A. Zona.

(5)	Options vest in full on October 31, 2007.

(6)
The restricted stock vests in three equal annual installments of 50,000 shares on each of the first three anniversaries of June 6, 2006, subject to Mr. Oros’ continued employment with the Company on each vesting date. For additional information with respect to accelerated vesting of this award, see “Employment Agreements - David S. Oros.”

(7)	This represents the 150,000 shares subject to vesting multiplied times our stock price on December 31, 2006.

(8)	Exercised on February 20, 2007.

(9)	Exercised on April 16, 2007.

Option Exercises and Stock Vested Table

The following table sets forth certain information regarding exercise of options and vesting of restricted stock held by the named executive officers, Mr. Haran and our former chief executive officer and former chief financial officer during the year ended December 31, 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($) (1)

Robert W. D’Loren	-	-	-	-

David B. Meister	-	-	-	-

James Haran	-	-	-	-

Charles Zona	-	-	-	-

David Oros	-	-	-	-

David Reymann	-	-	50,000	$205,000

(1)
Included in this column is the aggregate dollar amount realized by the named executive officer upon exercise of the restricted stock. The amount is calculated at the closing stock price on the date of exercise multiplied by the number of shares exercised and acquired.

Compensation for Continuing Named Executives in 2006

We discuss here the compensation of those individuals who were named executive officers at December 31, 2006, all of whom remain with the Company at the date of this Report. For each continuing named executive officer, we negotiated employment agreements prior to their hire in 2006. In each case, we provide competitive base salaries, discretionary bonus opportunities, basic benefit packages and modest severance arrangements. The overall philosophy of our compensation policy is reflected in each agreement. See the section captioned “Employment Agreements” for more in-depth information. The compensation of our former chief executive officer (who is now our Chairman) and our former chief financial officer are discussed above.

Compensation for Chief Executive Officer. In 2006, the compensation of Mr. D’Loren, the president and chief executive officer was based on his employment agreement entered into on June 6, 2006. In determining the salary and other forms of compensation for Mr. D’Loren, the Compensation Committee retained a compensation consultant, Towers Perrin, to assist in the development of Mr. D’Loren’s compensation package. As discussed above in “Role of the Compensation Consultant” Towers Perrin provided the Compensation Committee with a compensation study to benchmark the compensation package for Mr. D’Loren. The compensation study evaluated the reasonableness of the base salary, annual bonus and stock option grants proposed for Mr. D’Loren in comparison to the competitive market for which we competed for Mr. D’Loren’s services. The compensation study indicated that initial overall compensation levels fell between the 50th and 75th percentile of the competitive market. In year three (of the three year employment agreement), the study found that overall compensation levels fell between the 75th and 90th percentile of the competitive market. The Compensation Committee and the board of directors favored a package weighted toward incentive based compensation, which was believed to tie more directly than base to increases in stockholder value. The Compensation Committee and board of directors also took into consideration Mr. D’Loren’s substantial experience and in particular his performance in the intellectual property industry. The Compensation Committee and board of directors also gave significant weight to the responsibilities of Mr. D’Loren, including his expected role to implement the new IP strategy through sourcing and successfully integrating. The Compensation Committee and board of directors believes that Mr. D’Loren’s compensation package as our principal executive officer reflects appropriate incentives for significant performance during 2007 and future years in building the company.

Compensation for executive officers. Compensation of our other executive officers has been determined based on recommendations made by the chief executive officer to the Compensation Committee. The objective of our compensation program is to attract and retain talented executives. As mentioned above, the Company will be more fully developing its compensation programs in 2007 to reflect the growth and change in the company’s business.

Compensation amounts for named executive officers are determined according to the position of the named executive officer. Relatively greater emphasis is typically placed on the equity-based components of compensation so as to put a greater portion of total pay based on company and individual performance. We believe the combination of a base compensation lower than median, coupled with an opportunity to significantly enhance overall individual compensation if individual and company performance will yield an attractive compensation program that facilitates our recruitment and retention of talented executives.

Post-termination compensation. We have entered into employment agreements with each of the named executive officers. Each of these agreements provides for certain payments and other benefits if the executive's employment terminates under certain circumstances, including, in the event of a “change of control”. See sections captioned “Employment Agreements" and “Potential Payments Upon Termination or Change of Control” for a description of the severance and change of control benefits.

Employment Agreements

Employment Agreements for Continuing Named Executives in 2006

Robert W. D’Loren

Simultaneous with the acquisition of UCC in June 2006, we entered into an employment agreement with Mr. D’Loren. Pursuant to the terms of Mr. D’Loren’s employment agreement, Mr. D’Loren will receive an initial annual base salary of $750,000, subject to periodic review and upward adjustment, as well as various perquisites and benefits, including a monthly car allowance. For each calendar year during the term of the employment agreement, Mr. D’Loren will be entitled to receive an incentive bonus equal to 50% of amounts awarded under the 2006 Management Bonus Plan (the “Annual Bonus”). No Annual Bonus was paid in 2006. Unless otherwise agreed, the Annual Bonus will be payable 50% percent in cash and 50% in restricted shares of NexCen’s common stock that will vest in three equal installments over three years following the date of their issuance.

On June 6, 2006, as specified in Mr. D’Loren’s employment agreement, we granted Mr. D’Loren options to purchase an aggregate of 2,686,976 shares of our common stock under the terms of the Company’s 1999 Equity Incentive Plan. See “Outstanding Equity Awards at Fiscal Year-End” table for details of Mr. D’Loren’s stock options. Under Mr. D’Loren’s employment agreement, if Mr. D’Loren’s employment with NexCen is terminated without “Cause” (as defined in Mr. D’Loren’s employment agreement), or if he resigns for “Good Reason” (as defined in Mr. D’Loren’s employment agreement), or if a Change of Control (as defined in Mr. D’Loren’s employment agreement) occurs, all unvested options and restricted shares issued to Mr. D’Loren pursuant to the 2006 Management Bonus Plan will vest immediately.

In addition, in accordance with the terms of Mr. D’Loren’s employment agreement, we issued to Mr. D’Loren a ten-year warrant to purchase 125,000 shares of our common stock, at an exercise price of $4.10 per share. The terms, including regular and accelerated vesting, of the warrant are identical to those of the option grant he received at closing.

The initial term of Mr. D’Loren’s employment agreement is three years, and it renews automatically for successive one-year periods beginning June 6, 2009, unless either party provides at least 90 days’ advance written notice of a decision not to renew. If we do not renew Mr. D’Loren’s employment agreement at the end of any term, Mr. D’Loren will be entitled to receive his then current base salary for two years. If (i) we terminate Mr. D’Loren’s employment without “Cause” or (ii) Mr. D’Loren terminates his employment for Good Reason, he will be entitled to receive a severance package consisting of (1) any earned but unpaid base salary through the date of employment termination and any declared but unpaid annual bonus and (2) an amount equal to his Base Salary (at the rate then in effect) for the greater of the remainder of the initial three-year term or two years. The severance will be payable over a six-month period or such shorter period as is required to comply with Section 409A of the Internal Revenue Code and applicable regulations adopted thereunder. Mr. D’Loren also will be entitled to continue to participate in NexCen’s group medical plan on the same basis as he previously participated or receive payment of, or reimbursement for, COBRA premiums (or, if COBRA coverage is not available, reimbursement of premiums paid for other medical insurance in an amount not to exceed the COBRA premium) for a two-year period following termination, subject to termination of this arrangement if a successor employer provides him with health insurance coverage.

If Mr. D’Loren’s employment is terminated without Cause (or if he resigns for Good Reason) within one year of a Change of Control (as defined in Mr. D’Loren’s employment agreement), he will be entitled to receive the same severance as described above for termination without Cause or resignation for Good Reason, except that instead of the amount described in clause (2) of the prior paragraph, Mr. D’Loren will be entitled to receive an amount equal $100 less than three times the sum of (i) Mr. D’Loren’s base salary (at the rate in effect on the date of termination) and (ii) the Annual Bonus (which, for this purpose, will be deemed to equal the product of (A) the percentage of the 2006 Management Bonus Plan that Mr. D’Loren was awarded in the most recently completed fiscal year, multiplied by (B) four times the net income reported by NexCen in the last complete fiscal quarter prior to the effective date of termination of Mr. D’Loren’s employment). However, if the severance payment owed to Mr. D’Loren, plus any other payments or benefits, either cash or non-cash, that Mr. D’Loren has the right to receive from NexCen would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986), then his severance will be reduced to the largest amount that will not result in receipt by Mr. D’Loren of an “excess parachute payment.”

During the term of employment and for two years thereafter, or one year if Mr. D’Loren’s employment is terminated without Cause or if he resigns for Good Reason, Mr. D’Loren has agreed not to compete with NexCen. In addition, for two years following the term of employment, Mr. D’Loren has agreed not to solicit any customer or supplier to cease doing business with NexCen, or to solicit or hire any employee of NexCen or any of its subsidiaries.

David B. Meister

In September 2006, Mr. Meister joined the Company as Senior Vice President, Chief Financial Officer, Treasurer and Secretary.

Pursuant to the terms of the employment agreement, Mr. Meister will receive an initial annual base salary of $225,000, subject to periodic review and upward adjustment, as well as customary employee perquisites and benefits. For each calendar year during the term of the employment agreement, Mr. Meister will be entitled to receive a performance-based bonus pursuant to the 2006 Management Bonus Plan based on achieving annual performance goals recommended by the Chief Executive Officer and subject to review and confirmation by the Compensation Committee or board of directors.

On September 12, 2006, as contemplated by the employment agreement, Mr. Meister was granted options to purchase an aggregate of 200,000 shares of the Company’s common stock under the terms of the Company’s 1999 Equity Incentive Plan. See “Outstanding Equity Awards at Fiscal Year-End” table for details of Mr. Meister’s stock options. Under Mr. Meister’s employment agreement, if his employment with the Company is terminated without “Cause” (as defined in the employment agreement), or if he resigns for “Good Reason” (as defined in the employment agreement), or if a Change of Control (as defined in the employment agreement) occurs, all unvested options will immediately vest and become fully exercisable.

The initial term of the employment agreement is three years, and it renews automatically for successive one-year periods beginning September 12, 2009, unless either party provides at least 90 days’ advance written notice of a decision not to renew. If (i) the Company terminates Mr. Meister’s employment without “Cause” or does not renew the employment agreement at the end of any term or (ii) Mr. Meister terminates his employment for Good Reason, he will be entitled to receive a severance package consisting of (1) any earned but unpaid base salary through the date of employment termination and any declared but unpaid annual bonus and (2) an amount equal to his base salary (at the rate then in effect) for one year. The severance will be payable over a six-month period or such shorter period required to comply with Section 409A of the Internal Revenue Code and applicable regulations adopted thereunder. He also will be entitled to continue to participate in the Company’s group medical plan on the same basis as he previously participated or receive payment of, or reimbursement for, COBRA premiums (or, if COBRA coverage is not available, reimbursement of premiums paid for other medical insurance in an amount not to exceed the COBRA premium) for a one-year period following termination, subject to termination of this arrangement if a successor employer provides him with health insurance coverage.

If Mr. Meister’s employment is terminated without Cause or if he resigns for Good Reason within a year of a Change of Control (as defined in the employment agreement), he will be entitled to receive the same severance as described in the preceding paragraph, however, the amount of severance will be increased to equal $100 less than two times the sum of (i) Mr. Meister’s base salary (at the rate in effect on the date of termination) and (ii) the annual bonus paid to Mr. Meister in the year prior to such Change in Control. However, if the severance payment owed to Mr. Meister would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986), then his severance will be reduced to the largest amount that will not result in receipt by the Mr. Meister of an “excess parachute payment.”

During the term of employment and for two years thereafter, or one year if Mr. Meister’s employment is terminated without Cause or if he resigns for Good Reason, Mr. Meister has agreed not to compete with the Company. In addition, for two years following the term of employment, Mr. Meister has agreed not to solicit, induce or attempt to induce any customer or supplier to cease doing business with the Company, to solicit or hire any employee of the Company or any of its subsidiaries or in any way interfere with the relationship between any customers, suppliers, licensee, employee or business relation of the Company and the Company.

James Haran

Simultaneous with the acquisition of UCC in June 2006, we entered into an employment agreement with Mr. Haran. Pursuant to the terms of Mr. Haran’s employment agreement, Mr. Haran will receive an initial annual base salary of $375,000, subject to periodic review and upward adjustment. For each calendar year during the term of the employment agreement, Mr. Haran will be entitled to receive an incentive under the 2006 Management Bonus Plan (the “Annual Bonus”). No Annual Bonus was paid in 2006.

On June 6, 2006, as specified in Mr. Haran’s employment agreement, we granted Mr. Haran options to purchase an aggregate of 581,788 shares of our common stock under the terms of the Company’s 1999 Equity Incentive Plan. See “Outstanding Equity Awards at Fiscal Year-End” table for details of Mr. Haran’s stock options. Under Mr. Haran’s employment agreement, if Mr. Haran’s employment with NexCen is terminated without “Cause” (as defined in Mr. Haran’s employment agreement), or if he resigns for “Good Reason” (as defined in Mr. Haran’s employment agreement), or if a Change of Control (as defined in Mr. Haran’s employment agreement) occurs, all unvested options issued to Mr. Haran pursuant to the employment agreement will vest immediately.

The initial term of Mr. Haran’s employment agreement is three years, and it renews automatically for successive one-year periods beginning June 6, 2009, unless either party provides at least 30 days’ advance written notice of a decision not to renew. If we do not renew Mr. Haran’s employment agreement at the end of any term, Mr. Haran will be entitled to receive his then current base salary for 18-months. If (i) we terminate Mr. Haran’s employment without “Cause” or (ii) Mr. Haran terminates his employment for Good Reason, he will be entitled to receive a severance package consisting of (1) any earned but unpaid base salary through the date of employment termination and any declared but unpaid annual bonus and (2) an amount equal to his Base Salary (at the rate then in effect) for 18-months. The severance will be payable over a six-month period or such shorter period as is required to comply with Section 409A of the Internal Revenue Code and applicable regulations adopted thereunder. Mr. Haran also will be entitled to continue to participate in NexCen’s group medical plan on the same basis as he previously participated or receive payment of, or reimbursement for, COBRA premiums (or, if COBRA coverage is not available, reimbursement of premiums paid for other medical insurance in an amount not to exceed the COBRA premium) for a one year period following termination, subject to termination of this arrangement if a successor employer provides him with health insurance coverage.

If Mr. Haran’s employment is terminated without Cause (or if he resigns for Good Reason) within one year of a Change of Control (as defined in Mr. Haran’s employment agreement), he will be entitled to receive the same severance as described above for termination without Cause or resignation for Good Reason, except that instead of the amount described in clause (2) of the prior paragraph, Mr. Haran will be entitled to receive an amount equal $100 less than two times the sum of (i) Mr. Mr. Haran’s base salary (at the rate in effect on the date of termination) and (ii) the Annual Bonus, if declared, in the year prior to the Change of Control. However, if the severance payment owed to Mr. Haran, plus any other payments or benefits, either cash or non-cash, that Mr. Haran has the right to receive from NexCen would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986), then his severance will be reduced to the largest amount that will not result in receipt by Mr. Haran of an “excess parachute payment.”

During the term of employment and for two years thereafter, or one year if Mr. Haran’s employment is terminated without Cause or if he resigns for Good Reason, Mr. Haran’s has agreed not to compete with NexCen. In addition, for two years following the term of employment, Mr. Haran has agreed not to solicit any customer or supplier to cease doing business with NexCen, or to solicit or hire any employee of NexCen or any of its subsidiaries.

Charles A. Zona

In December 2006, Mr. Zona joined the Company as Executive Vice President, Brand Management and Licensing. Prior to his appointment, Mr. Zona worked with the Company as a consultant since November 2006.

Pursuant to the terms of the employment agreement, Mr. Zona will receive an initial annual base salary of $300,000, subject to annual review and upward adjustments (but not decreases), as well as customary employee perquisites and benefits. Mr. Zona will also be eligible to receive a performance-based bonus pursuant to the 2006 Management Bonus Plan based on achieving annual performance goals recommended by the President and Chief Executive Officer and subject to review and confirmation by the Compensation Committee or board of directors.

On December 11, 2006, as contemplated by the employment agreement, Mr. Zona was granted options to purchase a total of 250,000 shares of the Company’s common stock pursuant to the terms of the Company’s 2006 Equity Incentive Plan. See “Outstanding Equity Awards at Fiscal Year-End” table for details of Mr. Zona’s stock options. Under Mr. Zona’s employment agreement, if his employment with the Company is terminated without “Cause” (as defined in the employment agreement), or if he resigns for “Good Reason” (as defined in the employment agreement), or if a Change of Control (as defined in the employment agreement) occurs, all unvested options will immediately vest and become fully exercisable.

The initial term of the employment agreement is three years, and it renews automatically for one-year periods, unless either party gives the other party 90 days prior written notice of a decision not to renew. If the Company terminates Mr. Zona’s employment (i) without Cause, or (ii) if Mr. Zona resigns for Good Reason, or (iii) if the Company fails to renew the term, Mr. Zona will be entitled to receive (1) any unpaid base salary including any declared but unpaid annual bonus and (2) an amount equal to his base salary (at the rate then in effect) for a six-month period. Mr. Zona also will be entitled to continue to participate in the Company’s group medical plan on the same basis as he previously participated or receive payment of, or reimbursement for, COBRA premiums for a one-year period following his termination, subject to termination of coverage if a successor employer provides him with health insurance.

Notwithstanding the foregoing, if Mr. Zona’s employment is terminated within one year following a Change of Control by the Company without Cause or by Mr. Zona with Good Reason, Mr. Zona shall be entitled to receive the same severance as described in the preceding paragraph, however, the amount of severance will be changed to an amount equal to $100 less then two times the sum of (i) Mr. Zona’s base salary (at the rate then in effect) and (ii) the annual bonus paid to Mr. Zona in the year prior to such Change in Control. However, if the lump sum severance owed to Mr. Zona would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986), then his severance will be reduced to the largest amount that will not result in receipt by Mr. Zona of an “excess parachute payment.”

During the term of employment and for one year thereafter, or six months if Mr. Zona’s employment is terminated without Cause or if he resigns for Good Reason, Mr. Zona has agreed not to compete with the Company. In addition, for one year following the term of employment, Mr. Zona has agreed not (i) to solicit, induce or attempt to induce any customer, supplier, licensee, or other business relation of the Company or any of its subsidiaries to cease doing business with the Company or any of its subsidiaries, (ii) to solicit, induce or attempt to induce any employee of the Company or any of its subsidiaries to terminate such employee’s employment with the Company or (iii) in any way interfere with the relationship between any customer, supplier, licensee, employee or business relation and the Company or any of its subsidiaries.

Employment Agreements for Former Chief Executive Officer and Former Chief Financial Officer

David S. Oros

On May 5, 2006, we entered into a new employment agreement with Mr. Oros to provide for Mr. Oros’ continued part-time employment by NexCen if he ceased to serve as NexCen’s chief executive officer following the occurrence of a “Trigger Event” (as such term is defined in his restricted stock grant agreement). As a result of the acquisition of UCC in June 2006, the board of directors determined that a Trigger Event had occurred. As a result, Mr. Oros is continuing employment with us for up to a three-year period at a base salary of $200,000 per year. Under the terms of this arrangement, Mr. Oros is not required to devote more than 250 hours per year to NexCen. In addition, if, at any time, Mr. Oros’ employment is terminated by NexCen without “Cause” (as defined in his existing employment agreement) or because of his death or “Disability” (as defined in his existing employment agreement), he will receive a lump-sum severance payment equal to $600,000, less any salary paid to him since June 2006. In the event of such a termination, Mr. Oros also is entitled to continue receiving group health and medical benefits for up to three years following termination of his employment. Severance payments are to be paid on a schedule that complies with the requirements of Section 409A of the Internal Revenue Code of
1986, as amended. In the amendment, Mr. Oros also has agreed to a non-competition covenant.

On May 5, 2006, we also granted 150,000 shares of restricted stock to Mr. Oros, which is governed by the terms of his restricted stock grant agreement. This grant was made pursuant to the NexCen’s 1999 Equity Incentive Plan. Mr. Oros’ shares vest in three equal annual installments of 50,000 shares on each of the first three anniversaries on the date of the Trigger Event that occurred in June 2006, subject to Mr. Oros’ continued employment with NexCen on each vesting date. In addition, all otherwise unvested restricted shares will vest on an accelerated basis upon the occurrence of a “Change of Control” (as defined in the 1999 Equity Incentive Plan), or upon termination of employment by NexCen without “Cause,” death or “Disability,” or upon resignation for “Good Reason” (with all such terms as defined in the restricted stock grant agreement). Any shares that are unvested on May 5, 2013 will be forfeited, and unvested shares also will be forfeited upon a termination by NexCen of employment for “Cause” or resignation without “Good Reason.”

David C. Reymann

On May 5, 2006, we entered into a new employment agreement with Mr. Reymann to provide that all of his outstanding unvested options and restricted stock would vest automatically upon the occurrence of a Trigger Event, which occurred upon the acquisition of UCC in June 2006. In addition, Mr. Reymann’s severance arrangement was revised so that if his employment is terminated by NexCen without “Cause” (as defined in his existing employment agreement), his Death or Disability (as defined in his existing employment agreement) or if he terminated his employment for “Good Reason” (as defined in the amendment), he would be entitled to receive a lump-sum severance payment equal to the greater of (a) two-times his then-current annual salary or (b) $360,000. In such event, Mr. Reymann also would be entitled to continue receiving group health and medical benefits for two years following termination of his employment. Severance payments are to be paid on a schedule that complies with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. In the amendment, Mr. Reymann also agreed to extend the duration of the non-competition and non-solicitation covenants in his existing employment agreement from one to two years following termination of his employment with NexCen. Upon the hiring of Mr. Meister as Chief Financial Officer in September 2006, Mr. Reymann became a financial officer of the company and continued to provide services to the company on a transitional basis until December 15, 2006. At the end of the transition period, Mr. Reymann received the severance benefits described above based on his right to terminate for “Good Reason” as a result of no longer serving as the Company’s chief financial officer.

On May 5, 2006, we also granted 50,000 shares of restricted stock to Mr. Reymann which vested upon the Company’s acquisition of UCC on June 6, 2006. See “Grants of Plan-Based Awards” table for details of Mr. Reymann’s restricted stock grant.

Potential Payments Upon Termination or Change-of-Control

As noted above under “Employment Agreements,” we have entered into employment agreements with each of our named executive officers and Mr. Haran. These agreements provide for certain payments and other benefits if a named executive officer’s or Mr. Haran’s employment with us is terminated under circumstances specified in his agreement, including a “Change of Control” of the Company. A named executive officer’s rights upon the termination of his or her employment will depend upon the circumstances of the termination.

The receipt of the payments and benefits to the named executive officers and Mr. Haran under their employment agreements are generally conditioned upon their complying with customary non-solicitation, non-competition, confidentiality, non-interference and non-disparagement provisions. By the terms of such agreements, the executives acknowledge that a breach of some or all of the covenants described herein will entitle us to injunctive relief restraining the commission or continuance of any such breach, in addition to any other available remedies.

The following table provides the term of such covenants following the termination of employment as it relates to each named executive officer, Mr. Haran and our former chief executive officer:

Covenant	Robert D’Loren	David B. Meister	James Haran	Charles Zona	David Oros

Confidentiality	Employment term and thereafter	Employment term and thereafter	Employment term and thereafter	Employment term and thereafter	Indefinitely

Non-solicitation	Employment term and 24 months thereafter	Employment term and 24 months thereafter	Employment term and 24 months thereafter	Employment term and 12 months thereafter	Employment term and 6 months thereafter

Non-competition	Employment term and 24 months thereafter	Employment term and 24 months thereafter	Employment term and 24 months thereafter	Employment term and 12 months thereafter	Employment term and 6 months thereafter

Non-interference	N/A	N/A	N/A	N/A	N/A

Non-disparagement	Indefinitely	Indefinitely	Indefinitely	Indefinitely	N/A

Termination Payments (Other than in Connection with a Change-of-Control)

The table below includes a description and the amount of estimated payments and benefits that would be provided by us (or our successor) to each of the named executive officers, Mr. Haran and our former chief executive officer under each employment agreement, assuming that a termination circumstance occurred as of December 31, 2006 and a “Change of Control” had not occurred. See “Employment Agreements” included above for additional details for the named executive officers, Mr. Haran and our former chief executive officer.

		Estimated Amount of Termination Payment to:
Termination Event	Type of Payment	Robert D’Loren	David B. Meister	James Haran	Charles Zona	David Oros
Termination for Cause, death or disability	Payment of accrued but unused vacation time	$28,835	$5,240	$10,091	-	$18,269

Termination without Cause or by executive for Good Reason	Lump Sum Severance Payment	$1,812,500	$225,000	$562,500	$150,000	$483,333

Termination without Cause or by executive for Good Reason	Pro rata portion of Bonuses (1)	-	-	-	-	-

Death, termination without Cause, or termination by executive for Good Reason	Continued coverage under medical, dental, hospitalization and life insurance plans (2)	$80,065	$11,202	$11,202	$11,202	$27,073

(1)	The bonuses payable upon a termination event are based on the actual bonus paid in the prior year. Since no bonuses were paid in the prior year, no amount is shown here.

(2)
Calculated at current insurance premium rates in effect at December 31, 2006 for the period of time of the benefit:

Robert D’Loren - 2 years

David Meister - 1 year

James Haran - 1 year

Charles Zona - 1 year

David Oros - approximately 2.5 years

Termination in Connection with a Change of Control

The employment agreements with each of Messrs. D’Loren, Meister, Haran and Zona provide that, if, within twelve months following a “Change of Control,” their employment is terminated without “Cause” or they terminate their employment for “Good Reason” as all such terms are defined in each employment agreement, we are obligated to make a lump-sum severance payment. A “Change of Control” is defined in each employment agreement by reference to our 1999 Equity Incentive Plan, which is defined to include a change in majority of our board of directors, consummation of certain mergers, the sale of all or substantially all of our assets or the acquisition of at least 80% of the undiluted total voting power of our then-outstanding securities. In addition, if within 12 months following a change of control, our named executive officers or Mr. Haran are terminated without “Cause” or they terminate their employment for “Good Reason,” then all unvested stock options, shares of restricted stock and other equity awards shall vest immediately, and remain exercisable for the lesser of 180 days after termination and the remaining term of the applicable grant. See “Employment Agreements” included above for additional details regarding Change of Control payments.

For Mr. D’Loren, the severance payment is equal to $100 less than three times the sum of Mr. D’Loren’s base salary plus a bonus amount calculated as the percentage of the bonus pool that Mr. D’Loren received in the prior fiscal year multiplied times five percent of the annualized net income for the quarter immediately preceding the executive’s separation. For each of Messrs. Meister, Haran and Zona, the separation amount is calculated the same as for Mr. D’Loren, except that the amount is multiplied times two. For each of our named executive officers and Mr. Haran, in the event that the foregoing calculation, together with all other can and non-cash amounts that the executive has the right to receive from us would result in the severance payment being treated as an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then the payment is reduced automatically to the largest amount that will not result in the payment being treated as an “excess parachute payment.” Since this formula is intended to avoid the lump sum being treated as a parachute payment subject to an excise tax under the tax code. Accordingly, we do not provide for any “gross-up” payments to cover federal excise taxes in the event that the severance payments were treated as a parachute payment.

The employment agreement with Mr. Oros’ provides that if Mr. Oros’ employment is terminated without “Cause” (as defined in his existing employment agreement), he will receive a lump-sum severance payment equal to $600,000, less any salary paid to him since June 2006. In the event of such a termination, Mr. Oros also is entitled to continue receiving group health and medical benefits for up to three years following termination of his employment.

The following table quantifies the estimated maximum amount of payments and benefits under our employment agreements and agreements relating to awards granted under our equity incentive and stock option plans to which the named executive officers would be entitled upon termination of employment if we terminated their employment without cause on December 31, 2006, assuming a Change of Control occurred on that date. We have assumed that these payments would not result in the aggregate severance payments being treated as an “excess parachute payment,” so we therefore have not reduced the aggregate amount calculated under the base formula.

Name	Cash Severance Payment ($)	Continuation of Medical/Welfare Benefits (Present Value) ($)(1)	Value of Accelerated Vesting of Equity Awards ($)(2)	Total Termination Benefits ($)
Robert W. D’Loren	$2,249,900	$70,518	$2,745,308	$5,065,726

David B. Meister	$449,900	$10,479	$332,806	$793,185

James Haran	$749,900	$10,479	$567,995	$1,328,374

Charles Zona	$599,900	$10,479	$518,947	$1,129,326

David Oros	$483,333	$27,073	$426,545	$936,951

(1)	Calculated at the present value of insurance premiums to be paid over the benefit period.

(2)	This amount represents the unamortized portion of the expense related to each respective named executive officer’s and Mr. Haran’s equity awards as of December 31, 2006.

Director Compensation

The following table sets forth compensation information for 2006 for each member of our board of directors who is not also an employee. Directors who are employees (Messrs. D’Loren and Oros) do not receive additional compensation for serving on the board. See “Summary Compensation” table and “Grants of Plan-Based Awards” table for disclosures related to Messrs. D’Loren and Oros.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
James T. Brady	$54,500 (1)	-	$37,020	-	-	-	$91,520

Jack B. Dunn, IV	$33,000 (2)	-	$37,020	-	-	-	$70,020

Edward J. Mathias	$30,000 (3)	-	$37,020	-	-	-	$67,020

Jack Rovner	$8,000 (4)	-	$10,642	-	-	-	$18,642

Truman T. Semans	$42,000 (5)	-	$10,642	-	-	-	$52,642

George P. Stamas	$27,500 (6)	-	$37,020	-	-	-	$64,520

The grants of non-qualified options to purchase 25,000 shares given to the non-management directors in 2006 had a grant date fair value of $57,713 each.

(1)
Includes a $20,000 annual retainer, $10,500 in board attendance fees, a $12,500 retainer as chairman of the Audit Committee and $11,500 in Audit Committee meeting fees. Mr. Brady has been the chairman and a member of the Audit Committee throughout the fiscal year ended December 31, 2006.

(2)
Includes a $20,000 annual retainer, $10,500 in board attendance fees and a $2,500 retainer as chairman of the Nominating Committee. Mr. Dunn has been the chairman of the Nominating Committee throughout the fiscal year ended December 31, 2006.

(3)
Includes a $20,000 annual retainer, $7,500 in board attendance fees and a $2,500 retainer as chairman of the Compensation Committee. Mr. Mathias has been the chairman of the Compensation Committee throughout the fiscal year ended December 31, 2006 and a member of the Audit Committee since October 31, 2006. Mr. Mathias’ amount does not include any Audit Committee meeting fees.

(4)
Includes $3,000 in board attendance fees. Mr. Rover was elected to the board of directors on October 31, 2006 and consequently was paid $5,000 which represents a pro rata amount of the $20,000 annual retainer for services provided in November and December of 2006.

(5)
Includes a $20,000 annual retainer, $10,500 in board attendance fees and $11,500 in Audit Committee meeting fees. Mr. Semans has been a member of the Audit Committee throughout the fiscal year ended December 31, 2006.

(6)	Includes a $20,000 annual retainer and $7,500 in board attendance fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock as of April 20, 2007, as to:

•	each of our directors and named executive officers individually;

•	all our directors and executive officers as a group; and

•	each other person (or group of affiliated persons) known by us to own beneficially more than 5% of our outstanding common stock.

For the purposes of calculating percentage ownership as of April 20, 2007, 50,525,395 shares were issued and outstanding and, for any individual who beneficially owns shares of restricted stock that will vest or shares represented by options that are or will become exercisable within 60 days of April, 20, 2007, those shares are treated as if outstanding for that person, but not for any other person. In preparing the following table, we relied upon statements filed with the SEC by beneficial owners of more than 5% of the outstanding shares of our common stock pursuant to Section 13(d) or 13(g) of the Exchange Act, unless we knew or had reason to believe that the information contained in such statements was not complete or accurate, in which case we relied upon information which we considered to be accurate and complete. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o NexCen Brands, Inc., 1330 Avenue of the Americas, 34th Floor, New York, NY 10019.

	Beneficial Ownership of Shares
Name and Address -	Number	Percent
Directors and executive officers:
David S. Oros (1)	2,397,868	4.52%
Robert W. D’Loren (2)	3,318,754	6.25%
James Haran (3)	539,027	1.02%
David B. Meister	-	*
David C. Reymann (4)	184,296	*
Charles A. Zona	-	*
James T. Brady (5)	102,500	*
Jack B. Dunn IV (5)	100,000	*
Edward J. Mathias (6)	156,700	*
Jack Rovner	25,000	*
Truman T. Semans (7)	30,000	*
George P. Stamas (8)	146,868	*

All directors and named executive officers as a group (11 Persons)	7,001,013	13.19%

5% stockholders:

Telcom-ATI Investors, LLC (9) 211 N. Union St., Suite 300 Alexandria, VA 22314	2,902,027	5.47%

*	Less than 1%

(1)
Includes exercisable warrants to purchase 812,500 shares of the Company’s common stock, 50,000 shares of restricted stock that will become exercisable within 60 days of April 20, 2007, and exercisable options to purchase 130,600 shares of the Company’s common stock. Includes 216,989 shares of the Company’s common stock owned by NexGen Technologies, L.L.C. over which Mr. Oros exercises voting and investment control by virtue of his position as managing member of NexGen. Excludes 900,000 shares of common stock held in escrow on behalf of the former UCC security holders as earn-out consideration pursuant to a merger agreement over which Mr. Oros exercises voting control by virtue of a proxy granted to him.

(2)
Includes 578,941 shares of the Company’s common stock owned by Mr. D’Loren, of which 102,666 shares are held in escrow to satisfy indemnification claims made by the Company against former stockholders of UCC Capital Corp. and UCC Consulting Corp, collectively “UCC”) and 153,249 shares held in escrow until such time (if any) as future performance targets provided in the UCC merger agreement are satisfied. Includes options to purchase 937,235 shares of common stock that will become exercisable within 60 days of April 20, 2007. Excludes 268,654 shares of common stock owned by the Robert D’Loren Family Trust dated March 29, 2002 (the “Trust”), the beneficiaries of which are two minor children of Mr. D’Loren. The Trust is irrevocable, the trustee is not a member of Mr. D’Loren’s immediate family, and the trustee has independent authority to vote and dispose of the shares held by the Trust. Excludes 96,715 shares of the Company’s common stock owned by the Trust and held in escrow and that until and unless earned are subject to forfeiture if certain performance targets as outlined in the UCC merger agreement are not met. Mr. D’Loren expressly disclaims beneficial ownership of all shares owned by the Trust. Includes 1,325,359 shares of the Company’s common stock owned by D’Loren Realty, LLC (“Realty”) for which Mr. D’Loren is the sole Member-Manager and possesses full voting and dispositive power. Includes 477,129 shares of common stock owned by Realty and held in escrow and that until and unless earned are subject to forfeiture if certain performance targets as outlined in the UCC merger agreement are not met. Excludes 1,413,423 shares of common stock held in escrow on behalf of Athlete’s Foot Marketing Associates, LLC to secure indemnification obligations pursuant to a purchase agreement over which Mr. D’Loren exercise voting control by virtue of a proxy granted to him.

(3)	Includes options to purchase 193,929 shares of common stock that will become exercisable within 60 days of April 20, 2007.
(4)	Includes exercisable options to purchase 112,500 shares of common stock.
(5)	Includes exercisable options to purchase 100,000 shares of common stock.
(6)
Includes exercisable options to purchase 100,000 shares of common stock, 19,000 shares of common stock held indirectly in a retirement account and 4,700 shares of common stock held as custodian for Ellen Mathias.

(7)	Includes 30,000 shares of common stock held jointly by Mr. Semans and his wife.
(8)	Includes exercisable options to purchase 135,600 shares of common stock.
(9)
Based solely on reports filed with the SEC as of February 8, 2005. Includes 2,154,338 shares beneficially owned by CCM Master Qualified Fund, L.L.C., (“CCM”), Coghill Capital Management, L.L.C., (“Coghill Management”), which serves as the investment manager of CCM, and Clint D. Coghill who is the managing member of Coghill Management.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 5 of Part II of this Form 10-K/A for information regarding securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

We have engaged in the following transactions or there are currently proposed transactions with the following persons:

•	directors or executive officers;
•	beneficial owners of 5% or more of NexCen’s common stock;
•	immediate family members of the above; and
•	entities in which the above persons have substantial interests.

The Company receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at that firm, George P. Stamas, is a member of the Company’s board of directors. For the years ended December 31, 2006, 2005 and 2004 expenses related to Kirkland & Ellis LLP were approximately $1.7 million, $640,000, and $2.1 million, respectively. For the years ended December 31, 2006 and 2005, the Company had outstanding payables due to Kirkland & Ellis LLP of approximately $492,000 and $45,000, respectively.

Procedures for Approval of Related Party Transactions

The Company’s Code of Ethics, applicable to all directors, officers, and employees, sets forth policies to address potential related party transactions. If a director or officer believes any material transaction or relationship could reasonably be expected to give rise to a conflict of interest, the director or officer must disclose the potential conflict to the Company’s Audit Committee. The Audit Committee, pursuant to its charter, reviews and pre-approves all potential conflicts of interest and all related party transactions.

Director Independence

See Item 10 of Part III of this Form 10-K/A for information regarding director independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered for NexCen by KPMG LLP, NexCen’s independent auditor, for the years ended December 31, 2006 and 2005 were:

	2006	2005
Audit Fees	$310,000	$223,000
Audit-Related Fees	126,264	—
Tax Fees	76,544	28,300
Total Fees	$512,808	$251,300

“Audit Fees” include time billed to NexCen for professional services rendered for the annual audit for NexCen’s consolidated financial statements, the quarterly reviews of the consolidated financial statements for fiscal years 2006 and 2005 and the audit with respect to management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 and 2005 and the effectiveness of internal control over financial reporting as of December 31, 2006 and 2005.

The aggregate amount billed for all tax fees for the years ended December 31, 2006 and 2005 (see chart above under heading “Tax Fees”) principally covered tax planning, tax consulting and tax compliance services provided to NexCen.

“Audit Related Fees” include professional services performed by KPMG, LLP related to the UCC and The Athlete’s Foot acquisitions, and Form 8-K and Form S-3 filings with the SEC.

NexCen does not use its independent auditor as its internal auditor nor does it have an internal auditor.

No other professional services were rendered or fees were billed by KPMG for the most recent fiscal year or for the year ending December 31, 2006 and 2005.

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

*2.4	Asset Purchase Agreement dated March 13, 2007, by and among NexCen Brands, Inc., WV IP Holdings, LLC and F. Schumacher & Co. (Designated as Exhibit 2.4 to the Form 10-K filed on March 16, 2007)

*3.1	Certificate of Incorporation of NexCen Brands, Inc. (Designated as Exhibit 3.1 to the Form 10-Q filed on August 5, 2005)

*3.2	Certificate of Amendment of Certificate of Incorporation dated October 31, 2006. (Designated as Exhibit 3.1 to the Form 8−K filed on November 1, 2006)

*3.3	By-laws of Aether Holdings, Inc. (Designated as Exhibit 3.2 to Form 10-Q filed on August 5, 2005)

*4.1	Form of Common Stock Certificate (Designated as Exhibit 4.3 to the Form S-8 filed on December 1, 2006)

*9.1	Voting Agreement dated November 7, 2006, by and between NexCen Brands, Inc. and Robert Corliss. (Designated as Exhibit 9.1 to the Form 8−K filed on November 14, 2006)

*9.2	Voting Agreement dated November 7, 2006, by and between NexCen Brands, Inc. and Athlete’s Foot Marketing Associates, LLC. (Designated as Exhibit 9.2 to the Form 8−K filed on November 14, 2006)

*10.1	Letter Agreement dated January 23, 2006, by and among Aether Systems, Inc. and BIO−key International, Inc. (Designated as Exhibit 10.1 to the Form 8−K filed on January 27, 2006)

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

*10.13	Employment Agreement dated as of September 12, 2006, by and between Aether Holdings, Inc. and David B. Meister. (Designated as Exhibit 10.1 to the Form 8−K dated September 13, 2006)

*10.14	2006 Long-Term Equity Incentive Plan. (Designated as Exhibit 10.1 to the Form 8−K filed on November 1, 2006)

*10.15	Form of 2006 Long-Term Equity Incentive Plan Director Stock Option Award Agreement (Designated as Exhibit 10.15 to the Form 10-K filed on March 16, 2007)

*10.16	Form of 2006 Long-Term Equity Incentive Plan Employee/Management Stock Option Award Agreement (Designated as Exhibit 10.16 to the Form 10-K filed on March 16, 2007)

*10.17	Addendum to Stock Option Agreement dated October 31, 2006, by and between Aether Holdings, Inc. and J. Carter Beese, Jr. (Designated as Exhibit 10.3 to the Form 8−K filed on November 1, 2006)

*10.18	Employment Agreement dated December 11, 2006, by and between NexCen Brands, Inc. and Charles A. Zona. (Designated as Exhibit 10.1 to the Form 8−K filed on December 13, 2006)

*10.19
Security Agreement dated March 12, 2007, by and among NexCen Acquisition Corp., the subsidiary borrowers parties thereto and BTMU Capital Corporation.  (Designated as Exhibit 10.19 to the Form 10-K filed on March 16, 2007)

*10.20
Note Funding Agreement dated March 12, 2007, by and among NexCen Acquisition Corp., the subsidiary borrowers parties thereto, Victory Receivables Corporation and BTMU Capital Corporation.  (Designated as Exhibit 10.20 to the Form 10-K filed on March 16, 2007)

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

*10.23	Addendum to Stock Option Agreement dated December 28, 2006, by and between NexCen Brands, Inc. and David Reymann. (Designated as Exhibit 10.23 to the Form 10-K filed on March 16, 2007)

10.24	Employment Agreement dated as of June 6, 2006, by and between Aether Holdings, Inc. and James Haran.

*21.1	Subsidiaries of NexCen Brands, Inc. (Designated as Exhibit 21.1 to the Form 10-K filed on March 16, 2007)

23.1	Consent of KPMG LLP

31.1	Certification pursuant to 17 C.F.R § 240.15d−14 (a), as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002 for Robert W. D’Loren.

31.2	Certification pursuant to 17 C.F.R § 240.15d−14 (a), as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002 for David B. Meister.

**32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002 for Robert W. D’Loren and David B. Meister.

_________________________
*Incorporated by reference

** These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Amendment No. 1 to the Annual Report on Form 10-K or as a separate disclosure document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2007.

NEXCEN BRANDS, INC.

By:	/s/ Robert W. D’Loren
ROBERT W. D’LOREN
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David S. Oros	Chairman of the Board	April 30, 2007
DAVID S. OROS

/s/ Robert W. D’Loren	Director, President, and	April 30, 2007
ROBERT W. D’LOREN	Chief Executive Officer

/s/ David B. Meister	Senior Vice President and Chief Financial Officer, and	April 30, 2007
DAVID B. MEISTER	Principal Financial and Accounting Officer

/s/ Jack Rovner	Director	April 30, 2007
JACK ROVNER

/s/ James T. Brady	Director	April 30, 2007
JAMES T. BRADY

/s/ George P. Stamas	Director	April 30, 2007
GEORGE P. STAMAS

/s/ Jack B. Dunn, IV	Director	April 30, 2007
JACK B. DUNN, IV

/s/ Edward J. Mathias	Director	April 30, 2007
EDWARD J. MATHIAS

/s/ Truman T. Semans	Director	April 30, 2007
TRUMAN T. SEMANS