Form 10-Q
period 2007-03-31
NexCen Brands, Inc.
filed 2007-05-10
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27707

NEXCEN BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2783217
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1330 Avenue of the Americas, 34th Floor, New York, NY	10019-5400
(Address of principal executive offices)	(Zip Code)

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

As of May 1, 2007, 50,525,395 shares of the Registrant’s common stock, $.01 par value per share, were outstanding.

NEXCEN BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q
THE QUARTER ENDED MARCH 31, 2007

INDEX

PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS
Condensed consolidated balance sheets as of March 31, 2007 (unaudited) and December 31, 2006
Condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 (unaudited)
Condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2007 and 2006 (unaudited)
Condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 (unaudited)
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

PART I—FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

NEXCEN BRANDS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$37,980	$83,536
Restricted cash	5,586	-
Trade receivables, net of allowances of $1,069 and $530	3,323	2,042
Interest and other receivables	1,663	511
Prepaid expenses and other current assets	2,519	2,210
Total current assets	51,071	88,299

Property and equipment, net	2,912	389
Goodwill	45,303	15,607
Trademarks	131,600	49,000
Other intangible assets, net of amortization	6,242	3,792
Deferred financing costs and other assets	908	-
Restricted cash	1,428	1,298
Total Assets	$239,464	$158,385

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$8,142	$4,713
Deferred revenue	5,333	40
Current portion of long-term debt	958	-
Acquisition related liabilities	5,450	4,000
Other current liabilities	-	484
Total current liabilities	19,883	9,237

Long-term debt	25,542	-
Deferred tax liability	20,493	218
Acquisition related liabilities	2,954	-
Other long-term liabilities	2,376	2,317
Total Liabilities	71,248	11,772
Minority interest	2,824	-
Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2007 and December 31, 2006.	-	-
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 50,502,561 and 47,966,085 shares issued and outstanding at March 31, 2007 and December 31, 2006	506	481
Additional paid-in capital	2,634,694	2,615,742
Treasury stock	(352)	(352)
Accumulated deficit	(2,469,456)	(2,469,258)
Total stockholders’ equity	165,392	146,613
Total liabilities, minority interest and stockholders’ equity	$239,464	$158,385

See accompanying notes to the unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)
	Three Months Ended March 31,
	2007	2006
Revenues:
Royalty revenues	$2,175	$-
Licensing revenues	1,607	-
Franchise fee revenues	103	-
Total Revenues	3,885	-

Operating Expenses:
Selling, general and administrative expenses	(3,543)	(729)
Professional fees	(789)	(49)
Depreciation and amortization	(189)	(23)
Stock based compensation	(640)	(71)
Total Operating Expenses	(5,161)	(872)

Operating Loss	(1,276)	(872)

Non-Operating income (expense)
Interest Income	763	260
Interest Expense	(160)	-
Other Income, net	81	60
Minority Interest	(53)	-
Total non-operating income	631	320

Loss from continuing operations before income taxes	(645)	(552)
Provision for income taxes	-	-

Loss from continuing operations	(645)	(552)

Gain from discontinued operations, net of taxes	447	419

Net Loss	$(198)	$(133)

Loss per share (basic and diluted) from continuing operations	$(0.01)	$(0.01)
Income per share (basic and diluted) from discontinuing operations	0.01	0.01
Net income per share - basic and diluted	$0.00	$0.00

Weighted average shares outstanding - basic and diluted	49,159	44,019
See accompanying notes to the unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

			ADDITIONAL
	PREFERRED	COMMON	PAID-IN	ACCUMULATED	TREASURY
	STOCK	STOCK	CAPITAL	DEFICIT	STOCK	TOTAL
Balance at December 31, 2005	$-	$440	$2,593,085	$(2,467,138)	$-	$126,387
Exercise of options and warrants	-	-	-	-	-	-
Stock compensation expense	-	-	71	-	-	71
Net loss	-	-	-	(133)	-	(133)
Balance at March 31, 2006	$-	$440	$2,593,156	$(2,467,271)	$-	$126,325

Balance at December 31, 2006	$-	$481	$2,615,742	$(2,469,258)	$(352)	$146,613
Exercise of options and warrants	-	1	-	-	-	1
Stock compensation expense	-	-	650	-	-	650
Common stock issued	-	24	18,302	-	-	18,326
Net loss	-	-	-	(198)	-	(198)
Balance at March 31, 2007	$-	$506	$2,634,694	$(2,469,456)	$(352)	$165,392

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(IN THOUSANDS)
(UNAUDITED)
	Three Months Ended March 31,
	2007	2006
Cash flow from operating activities:
Net loss from continuing operations	$(645)	$(552)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	189	23
Stock based compensation	640	71
Changes in assets and liabilities, net of acquired assets and liabilities:
Increase in trade receivables, net of allowances	(689)	-
(Increase) decrease in interest and other receivables	(172)	566
(Increase) decrease in prepaid expenses and other current assets	(411)	322
Decrease in accounts payable and accrued expenses	(83)	(917)
Increase in deferred revenues	354	-
Cash provided by discontinued operations	447	1,137
Net cash (used in) provided by operating activities	(370)	650

Cash flows from investing activities:
Increase in restricted cash	(5,716)	-
Purchases of property and equipment	(2,191)	-
Increase in minority interest	53	-
Acquisitions, net of cash acquired	(66,876)	-
Cash provided by discontinued operations	-	157,806
Net cash (used in) provided by investing activities	(74,730)	157,806

Cash flows from financing activities:
Proceeds from the sale of minority interest in Bill Blass Jeans	2,771	-
Increase in debt from borrowings	26,500	-
Proceeds from the exercise of options and warrants	273	-
Cash used in discontinued operations	-	(133,924)
Net cash provided by (used in) financing activities	29,544	(133,924)
Net (decrease) increase in cash and cash equivalents	(45,556)	24,532
Cash and cash equivalents, at beginning of period	83,536	1,092
Cash and cash equivalents, at end of period	$37,980	$25,624
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$1,403
Cash paid during the period for taxes	$117	$-

See accompanying notes to unaudited condensed consolidated financial statements

NEXCEN BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, DESCRIPTION OF THE BUSINESS, AND BASIS OF PRESENTATION

(a) ORGANIZATION, DESCRIPTION OF THE BUSINESS, AND BASIS OF PRESENTATION

NexCen engages in the acquisition and management of established consumer brands in intellectual property-centric industries. NexCen’s goal is to be a world leader in brand management for the 21st century. Our business is focused on acquiring, managing and developing intellectual property, which we refer to as IP, and IP-centric businesses. IP that we have acquired and expect to acquire in the future includes trademarks, trade names, copyrights, franchise rights, patents, trade secrets, know-how and other similar, valuable property, primarily used in the retail and consumer branded products and franchise businesses. In building our IP business, we focus on three vertical segments: retail franchising, consumer branded products and quick service restaurant franchising (which we refer to as “QSR” franchising).

We commenced our IP business in June 2006, when we acquired UCC Capital Corporation, which we refer to as UCC. In November 2006, we entered the retail franchising business by acquiring Athletes Foot Brands, LLC, along with an affiliated company and certain related assets. As a result of this acquisition, we are now the owner of The Athlete’s Foot® brand and related marks. The Athlete’s Foot (“TAF”) is an athletic footwear and apparel franchisor with 600 locations in over 37 countries.

In February 2007, we entered the consumer branded products business by acquiring Bill Blass Holding Co., Inc. and two affiliated businesses (“Blass”). The Bill Blass label represents timeless style modern American and is an American legacy brand in the fashion industry.

In February 2007, we acquired MaggieMoo’s International, LLC (“MaggieMoo’s”) and the assets of Marble Slab Creamery, Inc. (“Marble Slab”), two well known and established brands within the hand-mixed premium ice cream category. These acquisitions mark NexCen’s entry into the QSR franchising sector.

On March 13, 2007 we signed a definitive agreement to acquire the Waverly brand from F. Schumacher & Co. for $36.75 million in cash and a warrant to purchase 50,000 common shares. Waverly is a home décor lifestyle brand for harmonious and tasteful decorating. As discussed below in Note 16, we completed this transaction on May 2, 2007.

We are actively in discussions to acquire additional IP-centric businesses. Our operating strategy is to generate revenue from licensing and other commercial arrangements with third parties who want to use the IP that we acquire. These third parties will pay us licensing and other contractual fees and royalties for the right to use our IP on either an exclusive or non-exclusive basis. Our contractual arrangements may apply to a specific product market, a specific geographic market or to multiple markets.

We expect that licensing and other contractual fees paid to us will include a mixture of upfront payments, required periodic minimum payments (regardless of sales volumes), and volume-dependent periodic royalties (based upon the number or dollar amount of branded products and services sold). Accordingly, we expect that our revenues will reflect both recurring and non-recurring payment streams.

(b) BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. The Condensed Consolidated Balance Sheet as of March 31, 2007 and the Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006, are unaudited. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the Condensed Consolidated Financial Statements. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the operating results for the full year. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on From 10-K for the year ended December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(c) RECLASSIFICATIONS

Certain 2006 amounts have been reclassified to conform to the current year presentation. All 2006 activity related to our MBS business has been classified as discontinued operations.

OUR SIGNIFICANT INTERIM ACCOUNTING POLICIES INCLUDE THE FOLLOWING:
(a) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents consisted of the following:

(in thousands)	March 31, 2007	December 31, 2006
Cash	$4,562	$10,694
Money market accounts	33,418	72,842
Total	$37,980	$83,536

(b) REVENUE RECOGNITION

Royalties from franchise operations are recorded as revenues as the fees are earned and become receivable from franchisees. Franchise fee income is recognized when all initial required services are performed, which is generally considered to be upon the opening of the franchisee’s store. Royalties from licensee operations are recorded as revenues as the fees are earned and become receivable from the licensees.

(c) GOODWILL, TRADEMARKS, AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of costs over the fair value of assets related to acquired businesses, and trademarks represents the value of future royalty income associated with the ownership of The Athlete’s Foot, Bill Blass, Marble Slab, and MaggieMoo’s trademarks. Other identifiable intangible assets include the value of non-compete agreements of key executives, and franchise agreements and master development agreements of acquired businesses that are being amortized on a straight-line basis over a period ranging from one to twenty years. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. Goodwill and trademarks acquired in a purchase business combination determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” At each reporting period, we assess trademarks to determine if facts and circumstances have changed, requiring a re-evaluation of the estimated life of the trademarks.

(d) TRADE RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade receivables consist of amounts the Company expects to collect from franchisees for royalties and franchise fees, and from licensees for license fees, net of allowance for doubtful accounts of $1.1 million as of March 31, 2007 and $530,000 as of December 31, 2006. The Company provides a reserve for uncollectible amounts based on its assessment of individual accounts. Trade receivables are not collateralized. Cash flows related to trade receivable activity are classified as increases or decreases in trade receivables on the consolidated statement of cash flows.

(e) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," Accounting for Income Taxes.”  FIN 48 establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.   It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company in the first quarter of fiscal 2007. Our assessment of the impact that this standard has on our consolidated results of operations, financial position, and cash flows is included in Note 5.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which applies to any accounting pronouncement that requires or permits fair value measurements.  SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants.  The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently assessing the impact that this standard will have on our consolidated results of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), SFAS No. 159 permits entities to choose to measure most financial instruments and certain other items at fair value that are currently required to be measured at historical costs. Adoption of SFAS No. 159 is optional. We currently do not expect to adopt SFAS No. 159.

(2) GOODWILL, TRADEMARKS, AND INTANGIBLE ASSETS

The net carrying value of goodwill as of March 31, 2007 and December 31, 2006 by acquired entity is as follows (in thousands):

	March 31, 2007	December 31, 2006
UCC	$10,130	$10,135
The Athlete's Foot	2,066	5,472
Bill Blass	28,291	-
Marble Slab	4,254	-
MaggieMoo's	562	-
Total	$45,303	$15,607

The change in the net carrying amount of goodwill for The Athlete’s Foot is primarily related to the Company not having to pay any additional consideration under the TAF purchase agreement, as discussed in Note 10.

Trademarks as of March 31, 2007 and December 31, 2006 by acquired entity are as follows (in thousands):

	March 31, 2007	December 31, 2006
The Athlete's Foot	$49,000	$49,000
Bill Blass	46,100	-
Marble Slab	20,000	-
MaggieMoo's	16,500	-
Total	$131,600	$49,000

The increase in trademarks from December 31, 2006 is a result of the Bill Blass, Marble Slab, and MaggieMoo’s acquisitions during the three months ended March 31, 2007. Trademarks have an indefinite life and are analyzed for impairment on an annual basis.

Other intangibles as of March 31, 2007 and December 31, 2006 by acquired entity are as follows (in thousands):

	March 31, 2007	December 31, 2006
UCC	$1,370	$1,370
The Athlete's Foot	2,600	2,600
Bill Blass	779	-
Marble Slab	1,109	-
MaggieMoo's	700	-
Total Other Intangibles	6,558	3,970
Less: Accumulated Amortization	(316)	(178)
Other Intangibles, net	$6,242	$3,792

Other intangibles is comprised of non-compete agreements of key executives, franchise agreements, license agreements and master development agreements, and are being amortized over a period ranging from 1 to 20 years.

(3) PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(in thousands)	Estimated Useful Lives	March 31, 2007	December 31, 2006
Furniture and fixtures	7 - 10 years	$533	$206
Computer and equipment	3 - 5 years	225	126
Software	3 Years	120	112
Leasehold improvements	Term of Lease	2,533	393
Total Property & Equipment		$3,411	$837
Less: Accumulated Depreciation and Amortization		(499)	(448)
Property & Equipment, Net		$2,912	$389

Leasehold improvements at December 31, 2006 relate primarily to $2.0 million of costs for the build out of the Company’s corporate offices in New York. Depreciation and leasehold amortization expense recorded for the periods ending March 31, 2007 and 2006 was $51,000 and $23,000, respectively.

(4) STOCK BASED COMPENSATION

Total stock-based compensation expense was approximately $640,000 and $71,000 for the three months ended March 31, 2007 and 2006, respectively. In the first quarter of 2007, 5,000 restricted shares that were granted to non-officer employees in the second quarter of 2006 became vested and were exercised.

A summary of stock option activity under the 2006 Plan, 1999 Plan, the 2000 Plan and warrants outstanding as of March 31, 2007 and changes during the three months then ended is presented below:

	2006 Plan		1999 Plan		2000 Plan		Warrants		Total
	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price
Outstanding at January 1, 2007	426	$6.88	4,689	$4.19	123	$3.23	1,936	$3.60	7,174	$4.17
Granted	57	9.12	-	-	-	-	133	8.89	190	8.96
Exercised	-	-	100	2.64	5	-	6	1.60	111	2.47
Forfeited	-	-	104	3.05	-	-	-	-	104	3.05
Expired	-	-	-	-	-	-	-	-	-	-
Outstanding at March 31, 2007	483	$7.14	4,485	$4.25	118	$3.37	2,063	$3.95	7,149	$4.34

The total number of options and warrants issued by the Company since January 1, 2007 includes the following:

•
On January 24, 2007, as part of bonuses distributed to employees for the year ended December 31, 2006, the Company issued options to employees exercisable through January 24, 2017 to purchase 51,500 shares of Company common stock at an exercise price of $8.95.

•
On February 15, 2007, in connection with the acquisition of Bill Blass, the Company issued warrants exercisable through February 15, 2017 to purchase 400,000 shares of Company common stock at exercise prices of $8.89. The vesting of these warrants is contingent upon Blass meeting three earnings targets on September 30, 2008, December 31, 2009, and December 31, 2010. As of March 31, 2007, the first earnings target is the only one that has been deemed probable, therefore, the Company has only deemed the first tranche of 133,333 shares as outstanding. On February 21, 2007, the Company issued options exercisable through February 21, 2017 to purchase 5,000 shares of the Company common stock to an employee of Bill Blass at an exercise price of $10.90 per share.

A summary of the status of the Company’s outstanding grants of options and restricted stock that remain subject to vesting as of March 31, 2007, and changes during the three months then ended is presented below:

	2006 Plan		1999 Plan		2000 Plan		Warrants		Total
	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value
Non-Vested at January 1, 2007	426	$2.19	3,619	$1.32	87	$2.28	125	$1.20	4,257	$1.43
Granted	57	3.17	-	-	-	-	133	6.22	190	5.31
Vested	-	-	-	-	33	2.69	-	-	33	2.69
Forfeited	-	-	-	-	-	-	-	-	-	-
Non-Vested at March 31, 2007	483	$2.31	3,619	$1.32	54	$1.93	258	$3.79	4,414	$1.58

The total unrecognized compensation cost related to non-vested share-based compensation agreements granted under all stock option plans as of March 31, 2007 is approximately $5.8 million. The cost is expected to be recognized over the weighted-average exercise period of approximately 9.27 years.

The following table includes information on fully vested stock options and stock options outstanding for each plan as of March 31, 2007:

	2006 Plan		1999 Plan		2000 Plan		Warrants		Total
	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Warrants Outstanding	Warrants Currently Exercisable and Vested	Stock Options Outstanding	Stock Options and Warrants Currently Exercisable and Vested
Number (in thousands)	483	-	4,485	867	118	64	2,063	1,805	7,149	2,736
Weighted - average exercise price	$7.14	$-	$4.25	$5.13	$3.37	$2.63	$3.95	$3.57	$4.34	$4.04
Aggregate intrinsic value (in thousands)	$1,339	$-	$25,436	$4,156	$773	$467	$12,317	$11,452	$39,865	$16,074
Weighted - average remaining contractual term	9.67	-	8.11	3.57	8.82	8.60	3.25	2.34	6.82	2.88

(5) INCOME TAXES

The Company recorded 0% tax in the first quarter of 2007 as we are not in a position to recognize tax benefits due to our losses.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS”) on January 1, 2007. The Interpretation prescribes recognition threshold and measurement parameters for the financial statement recognition and measurement of tax positions taken or expected to be taken in the Company’s tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. At the adoption date of January 1, 2007 and at March 31, 2007, the Company had approximately $73.7 million of total gross unrecognized tax benefits. If recognized, the unrecognized tax benefits would be subject to a valuation allowance and would not affect our effective tax rate. There are no significant increases or decreases to unrecognized tax benefits anticipated within the next 12 months. As a result of adopting FIN 48, the Company’s net amount of assets and liabilities recognized in the condensed consolidated balance sheet did not change. Therefore, the Company was not required to record a cumulative effect adjustment relating to the adoption.

The Company’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had no accrued interest or penalties as of December 31, 2006 and March 31, 2007. The Company is subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax returns for all years after 2003 are subject to future examination by tax authorities. Currently, no federal or state income tax returns are under examination.

(6) PER SHARE DATA

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

Information relating to the calculation of earnings per share is summarized as follows:

	Three Months Ended
	March 31,
(dollars are in thousands, except per share data)	2007	2006
Net loss	$(198)	$(133)
Weighted-average shares outstanding-basic and diluted	49,159	44,019
Loss per share - basic and diluted from continuing operations	$(0.01)	$(0.01)
Income per share - basic and diluted from discontinued operations	$0.01	$0.01
Net loss per share - basic and diluted	$0.00	$0.00

(7) RELATED PARTY TRANSACTIONS

The Company receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at that firm is a member of the Company’s Board of Directors.  For the three months ended March 31, 2007 and 2006, expenses related to Kirkland & Ellis LLP were approximately $663,000 and $118,000, respectively. At March 31, 2007 and December 31, 2006, the Company had outstanding payables due to Kirkland & Ellis LLP of approximately $457,000 and $492,000, respectively.

(8) COMMITMENTS AND CONTINGENCIES

(a) LEGAL PROCEEDINGS

IPO Litigation. NexCen is among the hundreds of defendants named in a series of class action lawsuits seeking damages due to alleged violations of securities law.  The case is being heard in the United States District Court for the Southern District of New York.  The court has consolidated the actions against all of the named defendants that actually issued the securities in question.  There are approximately 310 consolidated cases before Judge Scheindlin, including this action, under the caption In Re Initial Public Offerings Litigation, Master File 21 MC 92 (SAS).

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

The District Court granted preliminary approval of the proposed Issuer Settlement in 2005 and held a fairness hearing on the matter in April 2006. In December 2006, before final action by the District Court on the proposed Issuer Settlement, the U.S. Court of Appeals for the Second Circuit issued a ruling vacating class certification for certain plaintiffs in the actions against the underwriter-defendants. Plaintiffs filed a petition in early 2007 seeking rehearing of this decision and/or a rehearing en banc. On April 6, 2007, the Second Circuit denied the petition for rehearing in an opinion. The impact of the Second Circuit’s decision vacating class certification on the claims against the issuer-defendants and on the proposed Issuer Settlement is unclear. Since December 2006, the District Court has stayed all proceedings in these cases pending further action by the Second Circuit.

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

(b) CONTRACTUAL COMMITMENTS

On October 23, 2006, the Company entered into a new lease for its corporate office having a 126 month term with monthly payments of $70,896 per month starting in month seven and continuing thereafter for five years, and $74,313 per month for the subsequent five years. The Company will record this expense on a straight-line basis of $69,147 per month for each of the 126 months. The lease provides for a security deposit in the form of a letter of credit in the amount of $549,000, which is secured by a cash deposit of equal sum and is included in restricted cash on the balance sheet of the Company at March 31, 2007 and December 31, 2006.

In connection with the entities acquired during the three months ended March 31, 2007, there are various leases for office space in New York, and Norcross, Georgia which expire at various dates through 2014. Those office space leases which are for more than one year contain scheduled rent increases or escalation causes. The Bill Blass lease also provides for a security deposit in the form of a letter of credit in the amount of $130,000 secured by a cash deposit of equal sum which has been included in restricted cash at March 31, 2007.

On March 12, 2007, NexCen Acquisition Corp. (“the Issuer”) entered into a master loan agreement with BTMU Capital Corporation. This master loan agreement provides for borrowings pursuant to the issuance of a single class of notes to the Issuer and its wholly-owned subsidiaries (“Co-Issuers”) which are jointly and severally liable for payments required under the notes (See Note 14 to the Consolidated Financial Statements).

(c) RESTRICTED CASH

Restricted cash of $7.0 million at March 31, 2007, includes $5.1 million and $350,000 held in escrow related to the Marble Slab and Blass acquisitions, respectively. These amounts will be paid within one year of the acquisition dates. In addition, $1.4 million relates to security deposits and letters of credit for the facility leases of Bill Blass and the Company headquarters in New York, and a security deposit held by the Company for a sub-lease with the buyer of a former business owned by the Company.

At December 31, 2006, the company had restricted cash of $1.3 million relating to funds held in money market accounts as security for outstanding letters of credit established for the facility leases of the Mobile Government headquarters in Massachusetts (which the Company sub leases), and the Company’s headquarters in New York.

(9) ACQUISITION OF UCC

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

As of March 31, 2007, none of these performance targets have been met, and it is uncertain as to if and when these targets will be met. In addition, the contingent consideration will become payable in full (1) if the average price of the Company’s stock is $10 per share for 90 consecutive trading days and the Company’s annualized Adjusted EBITDA is $10 million or (2) upon a change of control of the Company (as defined in the merger agreement). The stock price targets are subject to adjustment as set forth in the merger agreement. The merger agreement requires the escrow of 900,000 shares of the contingently issuable common stock. These shares will not be included in our outstanding share count or weighted average outstanding shares until the contingency has been resolved.

The Company allocated the purchase price of the assets acquired and liabilities assumed at the estimated fair values at the acquisition date. The recorded goodwill will not be deductible for tax purposes. The total purchase price used to allocate the estimated fair values did not include amounts for the contingent consideration because it is not considered probably that some of all of the consideration will be paid. If additional consideration is paid, the amounts will be recorded as additional goodwill.

(10) ACQUISITION OF THE ATHLETE’S FOOT

On November 7, 2006, our NexCen Acquisition Corp. subsidiary acquired Athlete’s Foot Brands, LLC (“TAF”), along with an affiliated advertising and marketing fund, and certain nominal fixed assets owned by an affiliated company. The Athlete’s Foot is an athletic footwear and apparel franchisor with 600 retail locations in over 40 countries. The business also provides advertising and marketing support for the benefit of the franchisees, using a portion of the royalties it receives from franchisees. This business operates in our retail franchising segment. The purchase price for this acquisition, excluding contingent consideration, was $53.1 million, consisting of approximately $42.1 million in cash and $9.2 million in our common stock (approximately 1.4 million shares which were valued at $6.55 per share), and $1.8 million in other deal related costs. At the closing on November 7, 2006, we also issued to one of the sellers a three-year warrant to purchase an additional 500,000 shares of our common stock at a per share price of $6.49. On March 12, 2007, we borrowed $26.5 million under a new senior credit facility secured by the assets of The Athletes Foot. The purchase agreement required a stand-alone audit of the 2006 financial results of Athletes Foot Brands, LLC to be completed by March 31, 2007 to determine the amount of contingent consideration to be paid to the sellers. Based on the audit of the 2006 financial results of TAF, the contingent consideration will not be paid.

Prior to this acquisition, there were executory contracts between UCC and TAF. UCC provided financial advisory services to TAF. UCC earned advisory and loan servicing revenues during the course of the arrangement, which terminated with the acquisition. The estimated fair value of these agreements was recorded when we acquired UCC and the amounts were included in intangible assets. The settlement of these agreements was recorded in purchase accounting at fair value without recognition of any amounts in our statement of operations.

The Company allocated the purchase price of the assets and liabilities assumed at the estimated fair values at the acquisition date resulting in goodwill, a trademark valued at $49 million and franchise and master development agreements valued at approximately $2.6 million. The recorded goodwill and trademarks will not be deductible for tax purposes.

(11) ACQUISITION OF BILL BLASS

On February 15, 2007 the Company, through its subsidiary Blass Acquisition Corp., completed the purchase of all of the outstanding equity interests of Blass. The Bill Blass label represents timeless and modern American style and is an American legacy brand. The Bill Blass brand has from its inception offered women modern, sophisticated and tailored clothing. This business operates in our consumer brands segment. The purchase price for the Blass acquisition included initial consideration of $54.6 million, consisting of $39.1 million in cash and 2.2 million shares of our common stock valued at $15.5 million, all in accordance with the terms of the Stock Purchase Agreement dated December 19, 2006. The Company issued 2,191,819 shares of common stock to the Stockholders based on the Signing Date Reference Price (as that term is defined in the Purchase Agreement) of $7.09 per share. For financial reporting purposes, and in accordance with SFAS 141 and related guidance thereto, the value of shares issued as consideration in connection with the Purchase Agreement is determined by multiplying the number of shares issued by the average closing quoted market price of the shares for the 5 day period beginning two days prior to the effective date (the date that principal terms of the acquisition were agreed to and announced) of the Purchase Agreement and ending two days after the effective date, or $7.11. Under the terms of the Purchase Agreement, the Stockholders may be entitled to additional consideration of up to $16.2 million provided certain financial goals relating to the business of Blass are achieved. The contingent consideration is payable in cash or stock at the option of the Company.

Immediately following the Acquisition, the Company formed the subsidiary Bill Blass Jeans, LLC (“Jeans”) and contributed its ownership of Bill Blass International, LLC to Jeans. The Company then sold a 10% minority interest in Jeans to DEHC, an affiliate of DLH, for initial cash consideration of $2.7 million and a subscribed interest of $2.7 million which together represent approximately 10% of the aggregate purchase price of Blass (the “Minority Sale”). In addition, The Company issued a Warrant to DEHC to purchase up to 400,000 shares of the Company’s stock at a per share exercise price of $8.89, provided certain financial goals are achieved.

The Company allocated the purchase price of the assets acquired and liabilities assumed at the estimated fair values at the acquisition date. The goodwill and trademarks will not be deductible for tax purposes.

Purchase price:
Cash payments	$39,060
Stock consideration	15,593
Direct acquisition costs	1,246
Total purchase price	$55,899

Allocation of purchase price:
Trademarks	$46,100
Goodwill	28,291
License agreements	779
Assets acquired	2,302
Total assets acquired	77,472
Total liabilities assumed	(21,573)
Net assets acquired	$55,899

Prior to this acquisition, there were executory contracts between UCC and Blass. UCC provided financial advisory services to Blass. UCC earned advisory and loan servicing revenues during the course of the arrangement, which terminated with the acquisition. The estimated fair value of these agreements was recorded when we acquired UCC and the amounts were included in intangible assets. The settlement of these agreements was recorded in purchase accounting at fair value without recognition of any amounts in our statement of operations.

Blass’ results of operations beginning on February 15, 2007, the date of acquisition, through March 31, 2007, are included in the Condensed Consolidated Statements of Operations.

(12) ACQUISITIONS OF MARBLE SLAB AND MAGGIEMOO’S

Marble Slab On February 28, 2007, the Company completed the purchase of substantially all of the assets of Marble Slab used or intended for use in connection with the operation of the Marble Slab franchising system (the “Acquisition”). Marble Slab is the franchisor of 388 stores located in the United States, Canada, and the United Arab Emirates as of March 31, 2007. Since 1983, each Marble Slab Creamery has featured homemade super-premium ice cream that is hand-rolled in freshly baked waffle cones. This business operates in our QSR segment. The results of operations for the Company include the results of operations of Marble Slab from February 28, 2007, the date of acquisition, through March 31, 2007. The initial consideration of $21 million consisted of cash of $16 million, a promissory note in the principal amount of $3.5 million, and a second promissory note in the principal amount of $1.5 million (together with the first note, the “Promissory Notes”). The Promissory Notes accrue interest at the annual rate of 6% per annum until maturity, which is 12 months from the date of issuance. The Company shall have the right to withhold payment of principal due and owing under the second note in accordance with terms of the escrow agreement.

The Company allocated the purchase price of the Marble Slab assets acquired and liabilities assumed at the estimated fair values at the acquisition date. The recorded goodwill and trademarks will not be deductible for tax purposes.

(in thousands)

Purchase price:
Cash payments	$21,000
Direct acquisition costs	841
Total purchase price	$21,841

Allocation of purchase price:
Trademarks	$20,000
Goodwill	4,254
Franchise agreements	1,109
Assets acquired	381
Total assets acquired	25,744
Total liabilities assumed	(3,903)
Net assets acquired	$21,841

MaggieMoo’s On February 28, 2007, the Company and MM Acquisition Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”) was merged with and into MaggieMoo's, and MaggieMoo's became a wholly owned subsidiary of the Company (the “Merger”). MaggieMoo’s is the franchisor of 190 stores located in 39 states as of March 31, 2007. Each location features a menu of freshly made super-premium ice creams, mix-ins, smoothies, and custom ice cream cakes. This business operates in our QSR segment. The results of operations for the Company include the results of MaggieMoo’s from February 28, 2007, the date of acquisition, through March 31, 2007. The sellers received initial consideration of approximately $15.9 million, after purchase adjustments of $216,000, consisting of cash of approximately $10.5 million and 234,242 shares of common stock of the Company, with an aggregate value of approximately $2.4 million (based on the average closing quoted market price of the shares for the 15 consecutive trading days ending on (and including) the trading day prior to the date of the Purchase Agreement, or $10.21). For financial reporting purposes, and in accordance with SFAS 141 and related guidance thereto, the value of shares issued as consideration in connection with the Purchase Agreement is determined by multiplying the number of shares issued by the average closing quoted market price of the shares for the 5 day period beginning two days prior to the date of the closing of the Merger and ending two days after the date of the closing of the Merger, or $10.51. Included in the intial consideration is approximately $3 million of stock and cash, in the same proportion as the ratio of stock and cash included in the initial consideration, which is being held back by the Company for two years to satisfy potential post-closing purchase price adjustments and indemnity claims. The sellers have the right to receive up to an additional $2 million of consideration in the form of an earn-out, payable on March 31, 2008.

The Company allocated the purchase price of the MaggieMoo’s assets acquired and liabilities assumed at the estimated fair values at the acquisition date. The recorded goodwill and trademarks will not be deductible for tax purposes.

(in thousands)

Purchase price:
Cash payments	$10,492
Stock consideration	2,462
Initial consideration payable	2,954
Direct acquisition costs	500
Total purchase price	$16,408

Allocation of purchase price:
Trademarks	$16,500
Goodwill	562
Franchise agreements	700
Assets acquired	1,600
Total assets acquired	19,362
Total liabilities assumed	(2,954)
Net assets acquired	$16,408

(13) PRO FORMA INFORMATION RELATED TO THE ACQUISITIONS

As the purchases of Bill Blass, MaggieMoo’s, and Marble Slab were material acquisitions, we are providing the pro forma financial information set forth below, which presents the consolidated results as if the current year acquisitions had occurred on January 1, 2006. This pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

	Three Months	Three Months
(in thousands)	Ended March 31,	Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Pro forma revenues:
TAF	$1,795	$2,115
Bill Blass	2,081	2,392
MaggieMoo's	551	771
Marble Slab	888	989
	$5,315	$6,267

Pro forma net income (loss):
Corporate	$(1,830)	$(133)
TAF	636	621
Bill Blass	1,398	954
MaggieMoo's	(666)	(495)
Marble Slab	(554)	(429)
	$(1,016)	$518

Pro forma loss per share - basic and diluted	$(0.02)	$0.01

These amounts include the historical results of the businesses we acquired. We do not intend to assume their historical overhead costs in our corporate structure. As discussed in Note 12, TAF was acquired in the prior year on November 7, 2006.

(14) DEBT

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

On March 14, 2007, we borrowed $26.5 million under the new credit facility, secured by the assets of The Athlete’s Foot. The Company paid a one-percent borrowing fee of $265,000, which is being amortized over five years.

As of March 31, 2007, borrowings under the facility totaled $26.5 million at an initial, floating borrowing rate of 7.983%. The rate is reset each quarter based upon debt leverage to cash flow. Approximately $958,000 of this amount has been classified as current portion of long-term debt on March 31, 2007. Interest expense recorded by the Company for the period was approximately $100,000. Additionally, the company incurred financing fees of $625,000 to enter the facility, which is being amortized over five years.

(15) SEGMENT REPORTING

The Company operates three segments: retail franchising, consumer brand products, and quick service restaurants. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure. The following tables set forth the Company's financial performance by reportable operating segment.

(in thousands)	Three Months Ended March 31
	2007	2006
Revenues:
Retail franchising	$1,795	$-
Consumer branded products	1,597	-
Quick service restaurants	493	-
	$3,885	$-

Operating income (loss):
Retail franchising	$719	$-
Consumer branded products	1,400	-
Quick service restaurants	(297)	-
Corporate and unallocated expenses	(3,098)	(872)
	$(1,276)	$(872)

	March 31,	December 31,
	2007	2006
Total Assets:
Retail franchising	$57,357	$59,937
Consumer branded products	78,508	-
Quick service restaurants	45,364	-
Corporate and unallocated expenses	58,235	98,448
	$239,464	$158,385

At December 31, 2006, we had only one operating segment - our intellectual property business.

(16) SUBSEQUENT EVENTS

On May 1, 2007, the Company borrowed an additional $27.3 million under the new credit facility, which is secured by the assets of Blass. The initial, floating borrowing rate is 7.998%. The rate is reset each quarter based upon debt leverage to cash flow. The Company paid a one-percent borrowing fee of $273,000, which will be amortized over five years.

On May 2, 2007 we acquired the Waverly brand from F. Schumacher & Co. (“Schumacher”) for $34.0 million in cash. We also paid $2.75 million in cash and issued a 10-year warrant to purchase 50,000 shares of our common stock to Ellery Homestyles, LLC, an existing Waverly licensee, in satisfaction of a right of first refusal held by Ellery to acquire the Waverly brand. The warrant was priced at the market price on the date of issuance. Waverly is a home décor lifestyle brand for harmonious and tasteful decorating. The purchase agreement contains customary representations, warranties and covenants. Subject to limited exceptions, the representations and warranties of Schumacher will survive the closing for 12 months. Specified fundamental representations, such as sufficiency of assets and title to assets, will survive indefinitely. Indemnification claims by us for breaches of representations and warranties are generally capped at the purchase price and are subject to a $150,000 threshold.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

FORWARD-LOOKING STATEMENTS

We make statements in the Quarterly Report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect” and similar words often indicate that a statement is a “forward-looking statement.” Statements about non-historic results also are considered to be forward-looking statements. None of these forward-looking statements are guarantees of future performance or events, and they are subject to numerous risks, uncertainties and other factors. These risks, uncertainties and other factors include, but are not limited to:

•	we may not be successful in implementing the our new IP strategy;

•	we may not be able to acquire IP or IP centric companies or finance or exploit them on terms that are acceptable to us;

•	we are likely to face substantial competition in seeking to acquire and market desirable IP and IP centric companies, and competitors may have substantially greater resources than we do;

•	we may not be successful in operating or expanding our acquired businesses or integrating them into an overall IP business strategy;

•	we may not be able to borrow desired amounts at desired times under our master loan agreement;

•
we will be subject to risks associated with incurring indebtedness, including interest expense and the obligation to satisfy covenants contained in our master loan agreement, and these could have a negative impact on our business and results and could reduce our flexibility in some circumstances;

•	risks associated with marketing and licensing our acquired trademarks and with successfully developing and marketing new products particularly in light of rapidly changing fashion and market trends;

•	risks associated with the ability of licensees and franchisees to successfully market and sell branded products, competition;

•	we may not be able to realize value from our accumulated tax loss carry forwards, because of a failure to generate sufficient taxable earnings, regulatory limits or both;

•	general regional and national economic conditions; and

•	loss or departure of one or more members of our senior management.

Given the risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed throughout this Report, in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and our other periodic reports filed with the Securities and Exchange Commission. Forward-looking statements reflect our reasonable beliefs and expectations as of the date of this Report, and we have no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

NexCen Brands is a company that engages in the acquisition and management of established consumer brands in intellectual property-centric industries. NexCen’s goal is to be the world leader in brand management for the 21st century. Our business is focused on acquiring, managing and developing intellectual property, which we refer to as IP, and IP-centric businesses. IP-centric companies own, license or otherwise possess rights to trademarks, trade names, copyrights, patents, trade secrets and other intangible assets. IP that we have acquired and expect to acquire in the future includes trademarks, trade names, copyrights, franchise rights, patents, trade secrets, know-how and other similar, valuable property, primarily used in the retail and consumer branded products and franchise businesses. In building our IP business, we have focused on three vertical segments: retail franchising, consumer branded products and quick service restaurant franchising (which we refer to as “QSR” franchising).

We transitioned to this IP-centric business model in the second half of 2006, when we began to acquire IP-centric businesses (following our June 2006 acquisition of UCC Capital Corporation, which established the platform for our IP business strategy). When we acquired UCC, Robert W. D’Loren, who was the president and chief executive officer of UCC, became our president and chief executive officer and a member of our Board of Directors. Mr. D’Loren, together with the other members of our senior management team (some of whom formerly worked for UCC), implemented our IP business strategy.

Through May 7, 2007, we had acquired five businesses, as follows:

Retail Franchising

•	The Athlete’s Foot (acquired November 7, 2006)

Consumer Branded Products

•	Bill Blass (acquired February 15, 2007)
•	Waverly (acquired May 2, 2007)

QSR franchising

•	Maggie Moo’s (acquired February 28, 2007)
•	Marble Slab (acquired February 28, 2007)

Our three operating segments are discussed in Note 15 to our Unaudited Condensed Consolidated Financial Statements included in this Report.

We are continuously evaluating additional potential acquisitions and are actively in discussions to acquire additional IP-centric businesses. However, as of the date of this Report, we have not entered into any binding agreements to complete any additional acquisitions.

Before transitioning to our IP business, we managed a leveraged portfolio of mortgage-backed securities (“MBS”). We liquidated our MBS portfolio and exited that business in the fourth quarter of 2006. We also previously owned and operated various mobile and wireless communications businesses, which we sold in 2004. For the periods reflected in our financial statements, the MBS business and related assets and liabilities, as well as anything related to our former mobile and wireless communications businesses, are reported as discontinued operations. The results of our IP business are reported as our continuing operations.

Our IP business strategy is to generate revenue from licensing and other commercial arrangements with third parties who want to use the IP that we acquire and manage. These third parties pay us licensing and other contractual fees and royalties (including franchise fees) for the right to use our IP on either an exclusive or non-exclusive basis. Our contractual arrangements may apply to a specific product market, a specific geographic market, or to multiple markets..

Because of the changes in our business, our financial results have varied significantly from one period to the next. As we expand our IP strategy, our financial results are likely to continue to change significantly over the near term.

In reviewing our results for the first quarter of 2007, you should keep in mind the following factors:

•
Comparisons to prior periods are not yet meaningful, because we did not initiate our IP business strategy until the second half of 2006 and did not begin to earn royalties or license and franchise fees until halfway through the fourth quarter of 2006, when we acquired The Athlete’s Foot.

•
Of the five IP brands we now own and operate, we owned only one -- The Athlete’s Foot -- for the entire first quarter of 2007. Our first quarter results include Bill Blass for half of the quarter, and Maggie Moo’s and Marble Slab for one-third of the quarter. We did not acquire Waverly until the second quarter, and so our first quarter results do not include the results of Waverly. Consequently, our first quarter results are not indicative of what we expect our results to be in future periods.

•
If we continue to acquire IP-centric businesses (as we expect to do), future period results will continue to change due to the inclusion of such additional businesses. Accordingly, period-to-period changes may continue to be significant comparisons. However, as we own a group of businesses for a longer period, we expect to be able to evaluate changes in our results from those businesses owned for multiple periods (isolating the effect on our results of newly acquired businesses).

References in the Report to “we,” “our” and “the Company” are to NexCen Brands and its subsidiaries, collectively. We discuss our business in detail in Item 1 of our 2006 Annual Report on Form 10-K, and we discuss the risks affecting our business in Item 1A of that Annual Report.

We own the proprietary rights to a number of trademarks used in this Report which are important to our business, including The Athlete’s Foot, Bill Blass, MaggieMoo’s, Marble Slab and Waverly. We have omitted the “®” and “TM” trademark designations for such trademarks in this Report. Nevertheless, all rights to such trademarks named in this Report are reserved.

TAX CONSIDERATIONS

An important aspect of our business strategy is to realize value, in the form of tax savings, from our accumulated tax loss carryforwards. Under federal and state tax laws, we may use these carryforwards to substantially reduce the income taxes we otherwise would have to pay on future taxable income. As a result, we could have little or no income tax liability for a period of time. Our ability to realize value from these tax loss carryforwards is subject to various risks and uncertainties, including regulations that, under certain circumstances, may limit our ability to use these carryforwards to reduce future taxes that we might otherwise owe. These risks and uncertainties are discussed at length in our 2006 Annual Report on Form 10-K, in item 1 under the heading “Tax Loss Carry Forwards” and in Item 1A under the heading “Risks of Our Tax Loss Carry Forwards.” Additionally, see Note 5 to the Unaudited Condensed Consolidated Financial Statements, for discussion of the differences between book and tax expense for the period.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are the accounting policies that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective or complex estimates and judgments. Our critical accounting policies include valuation of our deferred tax assets and impairment of goodwill and intangible assets. These critical accounting policies are discussed in detail in our 2006 Annual Report on Form 10-K in Item 7 under the heading “Critical Accounting Policies.” We also discuss our significant accounting policies in Note 1 to our Unaudited Condensed Consolidated Financial Statements contained in this Report and in Notes 2 and 3 to our Audited Consolidated Financial Statements included in Item 8 in our 2006 Annual Report on Form 10-K.

New accounting pronouncements are discussed in Note 1 to the Unaudited Condensed Consolidated Financial Statements contained in this Report.

COMPARISON OF RESULTS FOR THREE MONTH PERIODS ENDED MARCH 31, 2007 AND MARCH 31, 2006

RESULTS OF CONTINUING OPERATIONS

RESULTS OF CONTINUING OPERATIONS

Loss From Continuing Operations

Loss from continuing operations of $645,000 for the three months ended March 31, 2007 increased $93,000, or 17% in 2007 from a loss of $552,000 in 2006. The loss reflects the increase in corporate expenses for the IP business and the fact that only a portion of the revenues from acquired businesses are reflected in this period due to the acquisitions occurring during the quarter.

Royalty, Licensing and Franchise Fee Revenue

We recognized $3.9 million in revenues for three months ended March 31, 2007 a result of owning four brands, three of which were acquired during the quarter. Of the $3.9 million in revenues, $2.2 million related to royalties, $1.6 million related to licensing, and $103,000 related to franchise fees, compared to $0 in 2006. Royalty and licensing revenues are recorded as they are earned and become receivable from franchisees. Franchise fee revenue is recognized when all initial services are performed, which is generally considered to be upon the opening of the applicable franchisee store.

Total Operating Expenses

Operating expenses of approximately $5.2 million for the three months ended March 31, 2007 increased $4.3 million, or 478% in 2007 from approximately $900,000 in the first quarter of 2006. The increase primarily reflects an increase in selling, general and administrative costs and stock based compensation following the acquisitions of UCC, The Athlete’s Foot, Bill Blass, Marble Slab and MaggieMoo’s.

Operating expenses that have been reclassified to discontinued operations are directly attributable to businesses that have been sold. All other costs are corporate expenses that would have been incurred regardless of our business operations, and therefore remain included as part of continuing operations.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of compensation and personnel related costs, rent, facility related support costs, travel and advertising.

SG&A expenses of $3.5 million for the three months ended March 31, 2007 increased $2.8 million, or 400% in 2007 from $700,000 in 2006. The increase primarily reflects additional costs resulting from our acquisitions. Of the $3.5 million recorded for the period ended March 31, 2007, $1.8 million related to corporate and unallocated expenses, $900,000 related to our retail franchising segment, $700,000 related to our QSR segment, and the remainder related to the consumer branded products segment .

Professional Fees

Professional fees of $789,000 and $49,000 for March 31, 2007 and March 31, 2006, respectively, consist of the costs of outside professionals, primarily related to legal expense associated with our public reporting, compliance and corporate finance activities and accounting fees related to auditing and tax services.

Depreciation and Amortization

Depreciation expenses arise from property and equipment purchased for use in our operations. Amortization costs arise from intangible assets acquired in acquisitions.

Depreciation and amortization of $189,000 for the three months ended March 31, 2007 increased $166,000, or 722% in 2007 from $23,000 in 2006. The increase primarily reflects the amortization of intangible assets related to a non-compete agreement with our chief executive officer, and amortization of intangibles of franchise agreements, license agreements, and master development agreements related to TAF, Blass, Marble Slab, and MaggieMoo’s acquisitions.

Stock Compensation Expense

We adopted SFAS No. 123R, “Share-Based Payment” in the first quarter of 2006. At that time we began to recognize compensation expense over the service period for the fair value of all equity based award grants issued after January 1, 2006, as well as expense attributable to the remaining service period for all prior grants that had not fully vested by that date.

Stock compensation expense of $640,000 for the three months ended March 31, 2007, increased $569,000, or 801% in 2007 from $71,000 in 2006. The increase primarily reflects the granting of approximately 5,366,000 and 190,000 options and warrants in 2006 and 2007, respectively. These options and warrants were issued to provide long-term incentive packages to new key executives and other senior managers that we hired in 2006 and 2007, including individuals who were employed by UCC, The Athlete’s Foot, and Bill Blass prior to their acquisition by us (See Note 4 to the Condensed Consolidated Financial Statements).

Interest Income

Interest income of $763,000 for the three months ended March 31, 2007 increased $503,000, or 193% in 2007 from $260,000 in 2006. The higher amounts in 2007 primarily reflect interest earned on our cash balances. In the first quarter of 2006, most of our available cash was invested in MBS, and earnings on such investments are reported as part of the results of discontinued operations.

Interest Expense

Interest expense of $160,000 for the three months ended March 31, 2007 primarily reflects interest payable of $100,000 on the borrowings under the BTMU agreement (See Note 14 to the Condensed Consolidated Financial Statements), and $46,000 of imputed interest related to a long-term consulting agreement liability, assumed with The Athlete’s Foot acquisition, which expires in 2028.

Other Income (Expense)

Other income of $81,000 in 2007 primarily reflects payments of $49,000 received from a venture capital investment, which we had written off in 2002. We record these payments when we receive them as the extent of future payments, if any, cannot be readily determined. We also recorded $28,000 of loan servicing revenue received by UCC in 2007. We expect the loan servicing activity to decrease throughout 2007 and beyond as the underlying loans are paid-off. Other income of $60,000 in 2006 also relates to the venture capital investment.

Minority Interest

Minority interest of $53,000 for the three months ended March 31, 2007 represents the 10% ownership in Bill Blass Jeans by DEHC, an affiliate of DLH.

Income Taxes

The Company’s effective tax rate from continuing operations is 0% in the first quarter of 2007 and 2006. The Company computes its quarterly income tax expense or benefit based upon an estimate of the annual effective tax rate from continuing operations. For the first quarter, the Company reported a loss from continuing operations with no tax benefit. The tax benefit was not recorded due to the Company’s historical accumulated losses which are subject to a valuation allowance through March 31, 2007. This tax benefit will be realized in subsequent quarters based upon the realization of fiscal year 2007 financial forecasts. We expect the components of our estimated annual effective tax rate to be primarily current state income tax expense and deferred income tax expense. The deferred income tax expense is attributable to the difference in accounting for the Company's Athlete's Foot, MaggieMoo’s, Marble Slab and Waverly trademarks, which are amortized over 15 years for tax purposes but not amortized for book purposes. This net deferred tax liability cannot be offset against the company's deferred tax assets under U.S. generally accepted accounting principles since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

Discontinued Operations

During 2007, discontinued operations of $447,000 reflects the reversal of $627,000 in sales tax liabilities where the statue of limitations has expired, and tax settlements with three states related to income tax and voluntary disclosure events, offset by legal fees of $180,000 incurred in connection with litigation related to the Transportation business sale (See Note 8 to the Unaudited Condensed Consolidated Financial Statements). Discontinued operations in the first quarter of 2006 includes $431,000 of profit, or $0.01 per share, related to operations of our MBS business that have been reclassified to discontinued operations.

FINANCIAL CONDITION

During the first quarter of 2007, our total assets increased by $81.1 million, while our total liabilities increased by $59.5 million. These changes primarily reflect the additional trademarks and goodwill related to the acquisitions of Bill Blass, MaggieMoo’s, and Marble Slab during the three months ended March 31, 2007, offset by a decrease in cash which was utilized for the acquisitions. In addition, we borrowed $26.5 million in March 2007 secured by the assets of The Athlete’s Foot under our credit facility with BTMU, which is described in Note 14 to the Unaudited Condensed Consolidated Financial Statements. These borrowings increased both our cash balance on hand and our indebtedness.

In May 2007, we borrowed an additional $27.3 million under the BTMU facility secured by the assets of Bill Blass. On May 2, 2007, we acquired Waverly for $36.8 million in cash and the issuance of warrants to acquire shares of our common stock (See Note 16 to the Unaudited Condensed Consolidated Financial Statements). We intend to finance 50% of this acquisition with borrowings under the BTMU facility. As of May 4, 2007, our total outstanding indebtedness under the BTMU facility was approximately $54 million and our cash balance (excluding restricted cash) was approximately $30 million.

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

Although we had more than $83 million of cash on hand at December 31, 2006, we concluded that securing an additional source of liquidity was important to ensure our continued ability to fund acquisitions and the expansion of our business. Accordingly, on March 12, 2007 we entered into a new $150 million bank credit facility, the terms of which are discussed in Note14 to the Unaudited Condensed Consolidated Financial Statements. We believe that the combination of cash on hand and available borrowings under this new credit facility will provide us with sufficient liquidity to meet current operations and planned business growth for at least the next twelve months.

Additional sources of liquidity, if needed, may be available through additional bank borrowings and market sales or private placements of debt or equity securities. We cannot assure that any such additional borrowings or sales of securities will be available to us (should they be needed in the future) on favorable terms and conditions or at all. Such sources of additional liquidity are subject to many risks and uncertainties that are not within our control, such as changes in the condition of the capital markets and prevailing bank loan terms, as well as the trading price of our common stock. In addition, as discussed in Item 1A of our 2006 Annual Report on From 10-K under the heading “Risks of Our Tax Loss Carry Forwards,” issuing significant amounts of additional shares of our capital stock can result in limitations on our ability to use our tax loss carry forwards in the future. The market price of our common stock has been, and may continue to be, volatile, which could reduce the market price of our common stock and, among other things, make it more expensive for us to complete acquisitions using our stock as consideration. Our ability to grow through the acquisition of additional IP assets and businesses will depend on the availability of capital to complete acquisitions.

On March 12, 2007, NexCen Acquisition Corp. (“the Issuer”) entered into a master loan agreement with BTMU Capital Corporation (See Note 14 of the Condensed Consolidated Financial Statements).

The following table reflects use of net cash for operations, investing, and financing activities for the three-month periods ending March 31,

(IN THOUSANDS)	2007	2006
Net cash (used in) provided by operating activities	$(370)	$650
Net cash (used in) provided by investing activities	(74,730)	157,806
Net cash provided by (used in) financing activities	29,544	(133,924)
Net (decrease) increase in cash and cash equivalents	$(45,556)	$24,532

Net cash used in operating activities was $370,000 compared to net cash provided by operating activities of $650,000 in 2007 and 2006, respectively. The cash used in operating activities in 2007 is primarily a result of the increase in accounts receivable and prepaid expenses reflecting the growth in the businesses we acquired. The cash provided from operations in 2006 was a result of the MBS activity. Historically, our operations have not been profitable. As discussed above under the heading “Overview,” our IP business did not generate any royalty and franchise fee revenue until November 2006, when we acquired The Athlete’s Foot. However, we incurred operating expenses throughout all of 2006, as we transitioned out of the MBS business and into our IP business.

Net cash used in investing activities was $74.7 million in 2007, primarily resulting from the acquisitions of Bill Blass, Marble Slab, and MaggieMoo’s during the three months ended March 31, 2007. Cash provided by investing activities of $157.8 million for 2006, related to approximately $139.0 million in proceeds from the sale of certain MBS investments and $18.8 million of principal repayments on our MBS investments.

Net cash provided by financing activities in 2007 of $29.5 million primarily reflects the funds received by The Athlete’s Foot from the BTMU facility which is discussed in Note 14 to the Unaudited Condensed Consolidated Financial Statements, as well as, the funds received by the Company from the sale of minority interest in Bill Blass Jeans as discussed in Note 11 to the Unaudited Condensed Consolidated Financial Statements. Net cash used in financing activities in 2006 of $133.9 million primarily related to the repayment of all of the Company’s remaining outstanding short-term borrowings under repurchase agreements that were used to fund MBS investments. These borrowings were repaid out of the proceeds from sales of, and principal payments on, MBS investments.

Our financial condition may also be affected by claims relating to the mobile and wireless data businesses that we sold during 2004. Under the definitive purchase agreements that we signed to effect those sales, we have agreed to indemnify the buyers of those businesses for certain breaches of representations and warranties and other covenants that we provided to them with respect to the sales of the businesses. In addition, we remain liable for the operation of each of the business segments prior to their dispositions. As discussed in Note 8 to the Unaudited Condensed Consolidated Financial Statements, Geologic, the buyer of our Transportation business, has filed a lawsuit against us seeking damages for alleged breaches of certain of the representations and warranties we made to Geologic when we sold the Transportation business to them in 2004. We have not received any indemnity claims from the buyers of our other two mobile and wireless data businesses, and most of the indemnification provisions relating to the sale of all three of the mobile and wireless businesses have now expired.

CONTRACTUAL OBLIGATIONS

The following table reflects our contractual commitments, including our future minimum lease payments as of March 31, 2007:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations ($ in thousands)	Total	1 year	years	years	5 years
Long-Term Debt	$26,500	$958	$6,947	$18,595	$-
Capital Lease Obligations	73	40	33	-	-
Operating Leases	13,429	1,690	3,287	2,809	5,643
Purchase Obligations	8,404	5,450	2,954	-	-
Other Long-Term Liabilities Reflected on the Registrants Balance Sheet under GAAP	-	-	-	-	-
Total	$48,406	$8,138	$13,221	$21,404	$5,643

The long-term debt relates to the borrowings under the BTMU Capital Corporation facility (See Note 14 to the Unaudited Condensed Consolidated Financial Statements). The operating lease obligations reflect real estate leases in New York City, Norcross, Georgia, and Marlborough, Massachusetts (which we sub-lease). The purchase obligations include deferred consideration and contingent consideration related to the Bill Blass, Marble Slab, and MaggieMoo’s acquisitions. We have not included contracts for maintenance support on hardware or software that we own because we generally pay in advance for these services and have the option of choosing whether or not to renew these services each year. We also have not included in this table potential contingent liability that we may have to the buyers of our mobile and wireless communications businesses, since we cannot readily estimate the potential amount of liabilities that might arise in the future, if any.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in these forward-looking statements.

At March 31, 2007, the Company had borrowings of $26.5 million under the new credit facility, secured by the assets of The Athlete’s Foot. The interest rate on these borrowings is based on LIBOR rate plus a margin. LIBOR is an interest rate that fluctuates on a daily basis. The LIBOR rate for our debt resets every 90 days. At December 31, 2006, we had no outstanding borrowings or other debt.

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

Under the new bank credit agreement, we are subject to interest rate risk from fluctuations in LIBOR rates. If our bank requests it, we will be obligated to hedge the interest rate exposure on a certain portion of our outstanding loans.

The Athlete’s Foot has franchisees located in countries that transact business in currencies other than the U.S. dollar. The foreign currency is translated into U.S dollars to determine the amount of royalties due to the Company. Because the franchisees are located in forty countries and because more than half of The Athlete’s Foot revenue is generated from domestic franchisees, the currency risk to the Company is well diversified and the risk of any single currency to the Company is low.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), management carried out an evaluation, with the participation of the Company’s chief financial officer and chief executive officer, of the effectiveness of the Company’s disclosure controls and procedures, as of March 31, 2007. Based on their evaluation as of March 31, 2007, the chief executive officer and chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, for the first quarter of 2007, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As a result of our recent acquisitions in the first quarter of 2007, we are currently in the process of incorporating the internal controls and procedures of Bill Blass, MaggieMoo’s and Marble into our internal controls over financial reporting and extending our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include such acquisitions. The Company will report on its assessment of the combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations. We expect that this assessment will likely materially affect the Company’s internal control over financial reporting in subsequent periods.

Changes in Internal Control Over Financial Reporting and Disclosure Controls and Procedures

During the quarter ended March 31, 2007, no change occurred in the Company’s internal control over financial reporting that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting. We acquired The Athlete’s Foot in November 2006 and Bill Blass, MaggieMoo’s and Marble Slab in February 2007. We are in the process of incorporating The Athlete’s Foot, Bill Blass, MaggieMoo’s and Marble Slab financial reporting processes with and into our existing system of financial reporting controls. The Company’s internal control over financial reporting will likely be materially affected by implementing appropriate internal controls over financial reporting to account for these acquisitions.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 to the Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. As of the date of this filing, there have been no material changes in the risk factors previously disclosed in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS

Exhibits

*2.1
Agreement and Plan of Merger dated February 14, 2007, by and among NexCen Brands, Inc., MM Acquisition Sub, LLC, MaggieMoo’s International, LLC, Stuart Olsten, Jonathan Jameson, and the Securityholders’ Representative. (Designated as Exhibit 2.1 to the Form 8−K filed on February 21, 2007)

*2.2
Asset Purchase Agreement dated February 14, 2007, by and among, NexCen Brands, Inc., NexCen Acquisition Corp., Marble Slab Creamery, Inc. (Designated as Exhibit 2.2 to the Form 8−K filed on February 21, 2007)

*2.3	Asset Purchase Agreement dated March 13, 2007, by and among NexCen Brands, Inc., WV IP Holdings, LLC and F. Schumacher & Co. (Designated as Exhibit 2.4 to the Form 10-K filed on March 16, 2007)
*4.1	Common Stock Warrant dated February 15, 2007, issued by NexCen Brands, Inc. to Designer Equity Holding Company, LLC. (Designated as Exhibit 4.1 to the Form 8-K filed on February 21, 2007)
*4.2
Registration Rights Agreement dated February 15, 2007, by and among NexCen Brands, Inc., Haresh Tharani, Mahesh Tharani, Michael Groveman and Designer Equity Holding Company, LLC. (Designated as Exhibit 4.2 to the Form 8-K filed on February 21, 2007)

*4.3
Registration Rights Agreement dated February 28, 2007, by and among NexCen Brands, Inc. and the holders of the outstanding limited liability company interests of MaggieMoo’s International, LLC. (Designated as Exhibit 4.1 to the Form 8-K filed on March 6, 2007)

*4.4	Promissory Note in the principal amount of $1,500,000 issued by NexCen Brands, Inc. to Marble Slab Creamery, Inc. (Designated as Exhibit 4.2 to the Form 8-K filed on March 6, 2007)
*4.5	Promissory Note in the principal amount of $3,500,000 issued by NexCen Brands, Inc. to Marble Slab Creamery, Inc. (Designated as Exhibit 4.3 to the Form 8-K filed on March 6, 2007)
*9.1
Voting Agreement dated February 15, 2007, by and between NexCen Brands, Inc. and Haresh Tharani, Mahesh Tharani, and Michael Groveman. (Designated as Exhibit 9.1 to the Form 8-K filed on February 21, 2007)

*9.2	Voting Agreement dated February 28, 2007, by and among NexCen Brands, Inc., Stuart Olsten and Jonathan Jameson. (Designated as Exhibit 9.1 to the Form 8-K filed on March 6, 2007)
*10.1
Security Agreement dated March 12, 2007, by and among NexCen Acquisition Corp., the subsidiary borrowers parties thereto and BTMU Capital Corporation. (Designated as Exhibit 10.19 to the Form 10-K filed on March 16, 2007)

*10.2
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

* Incorporated by reference.

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

Dated:	May 10, 2007
NexCen Brands, Inc.

By:	/s/ David B. Meister
David B. Meister
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)