Form 10-Q
period 2007-06-30
NexCen Brands, Inc.
filed 2007-08-09
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of July 31, 2007, 51,007,473 shares of the Registrant’s common stock, $.01 par value per share, were outstanding.

NEXCEN BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q
THE QUARTER ENDED JUNE 30, 2007

 PART I—FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

NEXCEN BRANDS, INC
CONDENSED CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2007 (Unaudited)	2006
ASSETS
Cash and cash equivalents	$27,116	$83,536
Restricted cash	5,514	-
Trade receivables, net of allowances of $758 and $530	4,615	2,042
Interest and other receivables	1,287	511
Prepaid expenses and other current assets	2,709	2,210
Total current assets	41,241	88,299

Property and equipment, net	3,049	389
Goodwill	55,682	15,607
Trademarks	163,600	49,000
Other intangible assets, net of amortization	6,476	3,792
Deferred financing costs and other assets	1,441	-
Restricted cash	1,498	1,298
Total Assets	$272,987	$158,385

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$9,801	$5,197
Deferred revenue	5,651	40
Current portion of long-term debt	1,946	-
Acquisition related liabilities	6,254	4,000
Total current liabilities	23,652	9,237

Long-term debt	51,854	-
Deferred tax liability	20,537	218
Acquisition related liabilities	5,546	-
Other long-term liabilities	2,093	2,317
Total Liabilities	103,682	11,772
Minority interest	2,982	-
Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2007 and December 31, 2006.	-	-
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 51,006,823 and 47,966,085 shares issued and outstanding at June 30, 2007 and December 31, 2006	512	481
Additional paid-in capital	2,637,269	2,615,742
Treasury stock	(1,757)	(352)
Accumulated deficit	(2,469,701)	(2,469,258)
Total stockholders’ equity	166,323	146,613
Total liabilities, minority interest and stockholders’ equity	$272,987	$158,385

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Royalty revenues	$3,515	$-	$5,689	$-
Licensing revenues	4,179	-	5,786	-
Franchise fee revenues	1,158	-	1,261	-
Total Revenues	8,852	-	12,736	-

Operating Expenses:
Selling, general and administrative expenses:
Corporate	2,241	1,015	4,139	1,744
Brands	3,510	-	5,341	-
Professional fees	627	376	1,230	425
Depreciation and amortization	316	25	505	49
Stock based compensation	731	625	1,371	696
Restructuring charges	-	789	-	789
Total Operating Expenses	7,425	2,830	12,586	3,703

Operating Income (loss)	1,427	(2,830)	150	(3,703)

Non-Operating income (expense):
Interest income	399	638	1,161	898
Interest expense	(1,028)	-	(1,187)	-
Other income, net	158	32	240	93
Minority interest	(89)	-	(142)	-
Total non-operating income (expense)	(560)	670	72	991

Income (loss) from continuing operations before income taxes	867	(2,160)	222	(2,712)
Provision for income taxes	(217)	-	(217)	-

Income (loss) from continuing operations	650	(2,160)	5	(2,712)

Income (loss) from discontinued operations, net of taxes	(895)	640	(448)	1,059

Net Loss	$(245)	$(1,520)	$(443)	$(1,653)

Income (loss) per share (basic and diluted) from continuing operations	$0.01	$(0.05)	$0.00	$(0.06)
Income per share (basic and diluted) from discontinuing operations	(0.02)	0.01	(0.01)	0.02
Net loss per share - basic and diluted	$(0.01)	$(0.04)	$(0.01)	$(0.04)

Weighted average shares outstanding - basic	50,824	44,721	49,996	45,460
Weighted average shares outstanding - diluted	54,465	44,903	53,313	45,012

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

			ADDITIONAL
	PREFERRED	COMMON	PAID-IN	ACCUMULATED	TREASURY
	STOCK	STOCK	CAPITAL	DEFICIT	STOCK	TOTAL
Balance at December 31, 2005	$-	$440	$2,593,085	$(2,467,138)	$-	$126,387
Exercise of options and warrants	-	1	1	-	-	2
Stock compensation expense	-		1,506	-	-	1,506
Common stock issued	-	25	10,225	-		10,250
Common stock repurchased	-	-	-	-	(352)	(352)
Net loss	-	-	-	(1,653)	-	(1,653)
Balance at June 30, 2006	$-	$466	$2,604,817	$(2,468,791)	$(352)	$136,140

Balance at December 31, 2006	$-	$481	$2,615,742	$(2,469,258)	$(352)	$146,613
Surrender of shares from cashless exercise of warrants	-	-	-	-	(1,405)	(1,405)
Exercise of options and warrants	-	6	2,004	-	-	2,010
Stock compensation expense	-	-	1,493	-	-	1,493
Common stock issued	-	25	18,030	-	-	18,055
Net loss	-	-	-	(443)	-	(443)
Balance at June 30, 2007	$-	$512	$2,637,269	$(2,469,701)	$(1,757)	$166,323

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Cash flow from operating activities:
Net income (loss) from continuing operations	$5	$(2,712)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	505	49
Stock based compensation	1,371	679
Minority interest	142	-
Changes in assets and liabilities, net of acquired assets and liabilities:
Increase in trade receivables, net of allowances	(2,052)	-
Decrease in interest and other receivables	273	616
(Increase) decrease in prepaid expenses and other current assets	(1,134)	281
Decrease in accounts payable and accrued expenses	(3,195)	(1,189)
Increase in accrued restructuring costs and other liabilities	-	714
Decrease in deferred revenues	(542)	-
Cash (used in) provided by discontinued operations	(232)	2,101
Net cash (used in) provided by operating activities	(4,859)	539

Cash flows from investing activities:
Increase in restricted cash	(5,714)	-
Purchases of property and equipment	(2,446)	-
Acquisitions, net of cash acquired	(100,579)	(3,284)
Cash provided by discontinued operations	-	165,497
Net cash (used in) provided by investing activities	(108,739)	162,213

Cash flows from financing activities:
Proceeds from sale of minority interest	2,771	-
Increase in debt from borrowings	53,800	-
Proceeds from the exercise of options and warrants	607	2
Purchase of treasury stock	-	(352)
Cash used in discontinued operations	-	(133,924)
Net cash provided by (used in) financing activities	57,178	(134,274)
Net (decrease) increase in cash and cash equivalents	(56,420)	28,478
Cash and cash equivalents, at beginning of period	83,536	1,092
Cash and cash equivalents, at end of period	$27,116	$29,570
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$1,403
Cash paid during the period for taxes	$324	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, DESCRIPTION OF THE BUSINESS, AND BASIS OF PRESENTATION

(a) ORGANIZATION AND DESCRIPTION OF THE BUSINESS

NexCen Brands, Inc. (“NexCen” or the “Company”) engages in the acquisition and management of established consumer brands in intellectual property-centric industries. NexCen’s goal is to be a world leader in brand management for the 21st century. Our business is focused on acquiring, managing and developing intellectual property, which we refer to as IP and IP-centric businesses. IP that we have acquired and expect to acquire in the future includes trademarks, trade names, copyrights, franchise rights, patents, trade secrets, know-how and other similar, valuable property, primarily used in the retail and consumer branded products and franchise businesses. In building our IP business, we focus on three segments: retail franchising, consumer branded products and quick service restaurant franchising (which we refer to as “QSR” franchising).

We commenced our IP business in June 2006, when we acquired UCC Capital Corporation, which we refer to as UCC. In November 2006, we entered the retail franchising business by acquiring Athlete’s Foot Brands, LLC, (“TAF” or “The Athlete’s Foot”) along with an affiliated company and certain related assets. As a result of this acquisition, we are now the owner of The Athlete’s Foot® brand and related marks. The Athlete’s Foot is an athletic footwear and apparel franchisor with 610 locations in over 36 countries.

In February 2007, we entered the consumer branded products business by acquiring Bill Blass Holding Co., Inc. and two affiliated businesses (“Blass”). The Bill Blass label represents timeless modern American style and is an American legacy brand in the fashion industry.

Also, in February 2007, we acquired MaggieMoo’s International, LLC (“MaggieMoo’s”) and the assets of Marble Slab Creamery, Inc. (“Marble Slab”), two well known and established brands within the hand-mixed premium ice cream category. These acquisitions mark NexCen’s entry into the QSR franchising sector.

In May 2007, we acquired the Waverly brand from F. Schumacher & Co. (“Schumacher”) for $34.0 million in cash. We also paid $2.75 million in cash and issued a 10-year warrant to purchase 50,000 shares of our common stock to Ellery Homestyles, LLC, an existing Waverly licensee, in satisfaction of a right of first refusal held by Ellery to acquire the Waverly brand. The warrant was priced at the market price on the date of issuance. Waverly is a home décor lifestyle brand for harmonious and tasteful decorating.

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

(b) BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly and majority-owned subsidiaries. The Condensed Consolidated Balance Sheet as of June 30, 2007, and the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006, are unaudited. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the Condensed Consolidated Financial Statements. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the operating results for the full year. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(c) RECLASSIFICATIONS

Certain 2006 amounts have been reclassified to conform to the current year presentation. All 2006 activity related to our mortgage-backed securities (“MBS”) business has been classified as discontinued operations. None of these reclassifications had a material effect on the Company’s consolidated financial statements.

(d) USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Estimates are used in accounting for, among other things, valuation of goodwill and intangible assets and estimated useful lives of identifiable intangible assets, depreciation, tax valuation allowances and contingencies. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are complete. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

OUR SIGNIFICANT INTERIM ACCOUNTING POLICIES INCLUDE THE FOLLOWING:

(a) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments purchased with original maturities of ninety days or less. Cash and cash equivalents consisted of the following:

(in thousands)	June 30, 2007	December 31, 2006
Cash	$7,860	$10,694
Money market accounts	19,256	72,842
Total	$27,116	$83,536

The cash balance at June 30, 2007, includes approximately $3.5 million of cash on hand that is being held in a trust in accordance with the terms of our BTMU loan agreement (See Note 15 Debt). These funds are applied to the quarterly payments of principal and interest on the BTMU debt and the excess is released to the Company to pay other expenses.

(b) REVENUE RECOGNITION

Royalties from franchising operations are recorded as revenues as the fees are earned and become receivable from franchisees. Franchise fee income is recognized when all initial required services are performed, which is generally considered to be upon the opening of the franchisee’s store. Royalties from licensing operations are recorded as revenues as the fees are earned and become receivable from the licensees.

(c) GOODWILL, TRADEMARKS, AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of costs over the fair value of assets related to acquired businesses, and trademarks represents the value of future royalty income associated with the ownership of The Athlete’s Foot, Bill Blass, Marble Slab, MaggieMoo’s, and Waverly trademarks. Other identifiable intangible assets include the value of non-compete agreements of key executives, and franchise agreements and master development agreements of acquired businesses that are being amortized on a straight-line basis over a period ranging from one to twenty years. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. Goodwill and trademarks acquired in a purchase business combination determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” At each reporting period, we assess trademarks to determine if facts and circumstances have changed, requiring a re-evaluation of the estimated life of the trademarks.

(d) TRADE RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade receivables consist of amounts the Company expects to collect from franchisees for royalties and franchise fees, and from licensees for license fees, net of allowance for doubtful accounts of $758,000 and $530,000, as of June 30, 2007 and December 31, 2006, respectively. The Company provides a reserve for uncollectible amounts based on its assessment of individual accounts. Cash flows related to net changes in trade receivable balances are classified as increases or decreases in trade receivables in the consolidated statement of cash flows.

(e) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  FIN 48 establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.   It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company in the first quarter of fiscal 2007. The impact of this standard on our consolidated results of operations, financial position, and cash flows is more fully explained in Note 5 Income Taxes.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure most financial instruments and certain other items at fair value that are currently required to be measured at historical costs. Adoption of SFAS No. 159 is optional. We currently do not expect to adopt SFAS No. 159.

(2) PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(in thousands)	Estimated Useful Lives	June 30, 2007	December 31, 2006
Furniture and fixtures	7 - 10 Years	$632	$206
Computer and equipment	3 - 5 Years	427	126
Software	3 Years	120	112
Leasehold improvements	Term of Lease	2,486	393
Total Property & Equipment		$3,665	$837
Less: Accumulated Depreciation and Amortization		(616)	(448)
Property & Equipment, Net		$3,049	$389

Leasehold improvements at June 30, 2007 relate primarily to $2.0 million of costs for the build out of the Company’s corporate offices in New York. Depreciation and leasehold amortization expense recorded for the three and six month periods ended June 30, 2007 and 2006, was $117,000, $168,000, $25,000, and $49,000, respectively.

(3) GOODWILL, TRADEMARKS, AND INTANGIBLE ASSETS

The net carrying value of goodwill as of June 30, 2007 and December 31, 2006 by acquired entity is as follows (in thousands):

	June 30, 2007	December 31, 2006
UCC	$10,136	$10,135
The Athlete's Foot	2,337	5,472
Bill Blass	28,291	-
Marble Slab	4,868	-
MaggieMoo's	5,398	-
Waverly	4,652	-
Total	$55,682	$15,607

The decrease in the net carrying amount of goodwill for The Athlete’s Foot is primarily related to the Company not having to pay any additional consideration under the TAF purchase agreement as discussed in Note 10 Acquisition of The Athlete’s Foot.

Trademarks as of June 30, 2007 and December 31, 2006 by acquired entity are as follows (in thousands):

	June 30, 2007	December 31, 2006
The Athlete's Foot	$49,000	$49,000
Bill Blass	46,100	-
Marble Slab	20,000	-
MaggieMoo's	16,500	-
Waverly	32,000	-
Total	$163,600	$49,000

The increase in trademarks from December 31, 2006 is a result of the Bill Blass, Marble Slab, MaggieMoo’s and Waverly acquisitions during the six months ended June 30, 2007. Trademarks have an indefinite life and are analyzed for impairment on an annual basis.

Other intangible assets as of June 30, 2007 and December 31, 2006 by acquired entity are as follows (in thousands):

	June 30, 2007	December 31, 2006
UCC	$1,370	$1,370
The Athlete's Foot	2,600	2,600
Bill Blass	779	-
Marble Slab	1,109	-
MaggieMoo’s	700	-
Waverly	433	-
Total Other Intangible Assets	6,991	3,970
Less: Accumulated Amortization	(515)	(178)
Other Intangible Assets, net	$6,476	$3,792

Other intangibles is comprised of non-compete agreements of key executives, franchise agreements, license agreements and master development agreements, and are being amortized over a period ranging from one to twenty years. Total amortization expense recorded by the Company for the three and six months ended June 30, 2007 was $199,000 and $337,000, respectively. The following table presents the future amortization expense (in thousands) expected to be recognized over the amortization period of the other intangible assets outstanding as of June 30, 2007:

	Three Months Ending September 30, 2007	Three Months Ending December 31, 2007	Year Ending December 31, 2008	Year Ending December 31, 2009	Year Ending December 31, 2010	Thereafter
UCC	$68	$68	$274	$274	$274	$118
The Athlete's Foot	33	33	130	130	130	2,058
Bill Blass	59	59	237	237	99	-
Marble Slab	14	14	55	55	55	897
MaggieMoo’s	9	9	35	35	35	566
Waverly	25	25	102	102	102	60
Total Amortization	$208	208	$833	$833	$695	$3,699

(4) STOCK BASED COMPENSATION

Total stock-based compensation expense was approximately $731,000, $1,371,000, $625,000 and $696,000 for the three and six months ended June 30, 2007, and 2006, respectively. In the first two quarters of 2007, 5,000 restricted shares that were granted to a previous employee and 50,000 shares granted to the former CEO and current Chairman of the Board of Directors became vested and were exercised.

A summary of stock option activity under the 2006 Plan, 1999 Plan, the 2000 Plan and warrants outstanding as of June 30, 2007 and changes during the six months then ended is presented below:

	2006 Plan		1999 Plan		2000 Plan		Warrants		Total
	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price
Outstanding at January 1, 2007	426	$6.88	4,689	$4.19	123	$3.23	1,936	$3.60	7,174	$4.17
Granted	193	11.20	-	-	-	-	183	9.86	376	10.54
Exercised	-	-	273	2.19	5	-	445	3.17	723	2.78
Forfeited	3	8.57	104	3.05	1	2.90	-	-	108	3.18
Expired	-	-	-	-	-	-	-	-	-	-
Outstanding at June 30, 2007	616	$8.23	4,312	$4.34	117	$3.37	1,674	$4.40	6,719	$4.70

The total number of options and warrants issued by the Company since January 1, 2007 includes the following:

•
On January 24, 2007, as part of bonuses distributed to employees for the year ended December 31, 2006, the Company issued options to employees exercisable through January 24, 2017 to purchase 51,500 shares of Company common stock at an exercise price of $8.95.

•
On February 15, 2007, in connection with the acquisition of Bill Blass, the Company issued warrants exercisable through February 15, 2017 to purchase 400,000 shares of Company common stock at exercise prices of $8.89. The vesting of these warrants is contingent upon Blass meeting three earnings targets on September 30, 2008, December 31, 2009, and December 31, 2010. As of June 30, 2007, the first earnings target is the only one that has been deemed probable, therefore, the Company has only deemed the first tranche of 133,333 shares as outstanding. On February 21, 2007, the Company issued options exercisable through February 21, 2017 to purchase 5,000 shares of the Company common stock to an employee of Bill Blass at an exercise price of $10.90 per share.

•
During the three months ended June 30, 2007, in connection with their employment with the Company, the Company issued 107,500 options to employees exercisable through June 21, 2017 at exercise prices ranging from $11.61 to $12.87 per share. Additionally, the Company granted approximately 29,000 options to a member of the Board of Directors exercisable through May 4, 2017 at an exercise price of $12.19 per share.

•
On May 2, 2007, in connection with the acquisition of Waverly, the Company issued warrants exercisable through May 2, 2017 to purchase 50,000 shares of Company common stock at exercise prices of $12.43. These warrants were immediately vested upon issuance. The warrant was priced at the market price on the date of grant and the related compensation expense has been included in the purchase price allocation.

A summary of the status of the Company’s outstanding grants of options and restricted stock that remain subject to vesting as of June 30, 2007, and changes during the six months then ended is presented below:
	2006 Plan		1999 Plan		2000 Plan		Warrants		Total
	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value
Non-Vested at January 1, 2007	426	$2.19	3,619	$1.32	87	$2.28	125	$1.20	4,257	$1.43
Granted	193	4.54	-	-	-	-	183	4.17	376	4.36
Vested	-	-	1,140	1.29	34	2.69	91	1.75	1,265	1.36
Forfeited	3	3.10	-	-	1	2.08	-	-	4	2.75
Non-Vested at March 31, 2007	616	$2.93	2,479	$1.34	52	$1.93	217	$3.48	3,364	$1.78

The total unrecognized compensation cost related to non-vested share-based compensation agreements granted under all stock option plans as of June 30, 2007 is approximately $5.0 million. The cost is expected to be recognized over the weighted-average exercise period of approximately 9.08 years.

The following table includes information on fully vested stock options and stock options outstanding for each plan as of June 30, 2007:

	2006 Plan		1999 Plan		2000 Plan		Warrants		Total
	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Warrants Outstanding	Warrants Currently Exercisable and Vested	Stock Options Outstanding	Stock Options and Warrants Currently Exercisable and Vested
Number (in thousands)	616	-	4,312	1,833	117	65	1,674	1,457	6,719	3,355
Weighted - average exercise price	$8.23	$-	$4.34	$4.68	$3.37	$2.64	$4.40	$4.01	$4.70	$4.35
Aggregate intrinsic value (in thousands)	$1,796	$-	$29,317	$11,850	$1,054	$577	$11,273	$10,157	$43,440	$22,584
Weighted - average remaining contractual term	9.52	-	7.95	6.60	8.57	8.34	3.48	2.60	7.00	4.90

(5) INCOME TAXES

The Company’s effective tax rate from continuing operations is 0% and 97% in the first and second quarters of 2007. The provision for taxes for the six months ending June 30, 2007 of $217,000 includes approximately $107,000 of foreign taxes withheld on franchise royalties received from foreign based franchisees in accordance with tax treaties between the U.S. and the respective foreign countries, and $110,000 of federal and state deferred income tax expense.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 on January 1, 2007. The Interpretation prescribes recognition threshold and measurement parameters for the financial statement recognition and measurement of tax positions taken or expected to be taken in the Company’s tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. At the adoption date of January 1, 2007 and at June 30, 2007, the Company had approximately $73.7 million of total gross unrecognized tax benefits. If recognized, the unrecognized tax benefits would be subject to a valuation allowance and would not affect our effective tax rate. There are no significant increases or decreases to unrecognized tax benefits anticipated within the next twelve months. As a result of adopting FIN 48, the Company’s net amount of assets and liabilities recognized in the condensed consolidated balance sheet did not change. Therefore, the Company was not required to record a cumulative effect adjustment relating to the adoption.

The Company’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had no accrued interest or penalties as of December 31, 2006 and June 30, 2007. The Company is subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax returns for all years after 2003 are subject to future examination by tax authorities. Currently, no federal or state income tax returns are under examination.

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

Information relating to the calculation of earnings per share is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars are in thousands, except per share data)	2007	2006	2007	2006
Net loss	$(245)	$(1,520)	$(443)	$(1,653)
Weighted-average shares outstanding-basic	50,824	44,721	49,996	45,460
Weighted-average shares outstanding-diluted	54,465	44,903	53,313	45,012
Income (loss) per share – basic and diluted from continuing operations	$0.01	$(0.05)	$0.00	$(0.06)
Income (loss) per share – basic and diluted from discontinued operations	$(0.02)	$0.01	$(0.01)	$0.02
Net loss per share – basic and diluted	$(0.01)	$(0.04)	$(0.01)	$(0.04)

(7) RELATED PARTY TRANSACTIONS

The Company receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at this firm is a member of the Company’s Board of Directors.  For the three months ended June 30, 2007 and 2006, fees incurred relating to Kirkland & Ellis LLP were approximately $251,000 and $709,000, respectively. For the six months ended June 30, 2007 and 2006, fees incurred relating to Kirkland & Ellis LLP were approximately $916,000 and $827,000, respectively. At June 30, 2007 and December 31, 2006, the Company had outstanding accounts payable due to Kirkland & Ellis LLP of approximately $433,000 and $492,000, respectively.

The Company has an active agreement with Marvin Traub Associates, Inc., an entity owned by Mr. Traub (a member of the Board of Directors), to help the Company identify, approach, and negotiate a deal with a premier U.S. based big box retail chain so that such retailer might joint venture with, or purchase a license from, the Company to open MaggieMoo's ice cream locations within their stores. In July 2007, Marvin Traub Associates, Inc. received a one-time retainer fee of $25,000 upon the agreement's execution. If the Company is successful in consummating a relationship with a third party, Marvin Traub Associates, Inc. will receive an additional $100,000 success fee.

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

After initial procedural motions and the start of discovery in 2002 and 2003, the plaintiffs voluntarily dismissed without prejudice the officer and director defendants of each of the 310 named issuers, including NexCen.  Then in June  2003, the Plaintiff’s Executive Committee announced a proposed settlement with the issuer-defendants, including NexCen, and the officer and director defendants of the issuers (the “Issuer Settlement”).  A settlement agreement was signed in 2004 and presented to the District Court for approval. The proposed Issuer Settlement did not include the underwriter-defendants, and they have continued to defend the actions and objected to the proposed settlement. One of the defendant-underwriters signed a memorandum of understanding in April 2006 agreeing to a $425 million settlement of claims against it.  Under terms of the proposed Issuer Settlement, NexCen has a reserve of $465,000 for its estimated exposure.   The District Court granted preliminary approval of the proposed Issuer Settlement in 2005 and held a fairness hearing on the matter in April 2006. In December 2006, before final action by the District Court on the proposed Issuer Settlement, the U.S. Court of Appeals for the Second Circuit issued a ruling vacating class certification for certain plaintiffs in the actions against the remaining underwriter-defendants (the “Miles Decision”). Plaintiffs filed a petition in early 2007 seeking rehearing of this decision and/or a rehearing en banc. On April 6, 2007, the Second Circuit denied the petition for rehearing in an opinion. After careful consideration by the parties of the effect of the Miles Decision on the proposed settlement (i.e., whether in light of the Miles Decision no class may be certified in these actions, even a settlement class), plaintiffs and the issuer-defendants executed a stipulation and proposed order terminating the proposed Issuers’ Settlement on June 22, 2007. The district court “so ordered” the stipulation and proposed order terminating the proposed Issuers’ Settlement shortly thereafter. Discovery in the actions has resumed and the parties have been meeting and conferring to negotiate (i) an acceptable discovery schedule, (ii) a schedule for amended complaints, and (iii) a schedule for revised motions for class certification in light of the Miles Decision.

Transportation Business Sale. On March 13, 2006, a complaint captioned Geologic Solutions, Inc., v. Aether Holdings, Inc. was filed against the Company in the Supreme Court for the State of New York, New York County. The complaint alleged that plaintiff Geologic was damaged as a result of certain alleged breaches of contract and fraudulent inducement arising out of NexCen’s alleged misrepresentations and failure to disclose certain information in connection with the asset purchase agreement dated as of July 20, 2004 for the purchase and sale of our Transportation business. In July 2007, the Company settled all claims with the plaintiff for a payment of $600,000. The case has been dismissed with prejudice. The Company’s costs in connection with the defense of this case have been recorded against discontinued operations, further increasing the loss on the sale of the Transportation segment, and decreasing the amount of cash we have available for acquisitions and operations. The settlement amount has also been recorded against discontinued operations.

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

(b) CONTRACTUAL COMMITMENTS

On October 23, 2006, the Company entered into a new lease for its corporate office having a 126 month term with monthly payments of $70,896 per month starting in month seven and continuing thereafter for five years, and $74,313 per month for the subsequent five years. The Company will record this expense on a straight-line basis of $69,147 per month for each of the 126 months. The lease provides for a security deposit in the form of a letter of credit in the amount of $549,000, which is secured by a cash deposit of equal sum and is included in restricted cash on the balance sheet of the Company at June 30, 2007 and December 31, 2006.

In connection with the entities acquired during the six months ended June 30, 2007, there are various leases for office space in New York, and Norcross, Georgia which expire at various dates through 2014. Those office space leases which are for more than one year contain scheduled rent increases or escalation causes. The Bill Blass lease also provides for a security deposit in the form of a letter of credit in the amount of $200,000 secured by a cash deposit of equal sum which has been included in restricted cash at June 30, 2007.

On March 12, 2007, NexCen Acquisition Corp. (“the Issuer”) entered into a master loan agreement with BTMU Capital Corporation. This master loan agreement provides for borrowings pursuant to the issuance of a single class of notes to the Issuer and its wholly-owned subsidiaries (“Co-Issuers”) which are jointly and severally liable for payments required under the notes (See Note 15 Debt).

MaggieMoo’s International, LLC, a wholly owned subsidiary, is contingently liable under guarantees provided in connection with certain retail store lease obligations. The aggregate future minimum rentals due under the various leases is approximately $5.9 million. The Company has made an evaluation of each lease obligation and assessed the probability of claims being filed in connection with the related guarantee. As a result, the Company has recorded a liability in the amount of $ 3.4 million which represents the net present value of expected future payments under these guarantees.

(c) RESTRICTED CASH

Restricted cash of $7.0 million at June 30, 2007, includes $5.1 million and $350,000 held in escrow related to the Marble Slab and Blass acquisitions, respectively. These amounts will be paid within one year of the acquisition dates. In addition, $1.5 million relates to security deposits and letters of credit for the facility leases of Bill Blass and the Company’s headquarters in New York, and a security deposit held by the Company for a sub-lease with the buyer of a former business owned by the Company.

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

(9) ACQUISITION OF UCC

On June 6, 2006, NexCen acquired UCC for 2.5 million shares of common stock, plus the right to contingent consideration of up to an additional 2.5 million shares of common stock and up to $10 million in cash if future performance targets are met within five years (or such shorter period as provided in the merger agreement) as follows:

•
an additional 900,000 shares of Company common stock and $3,333,333 will be payable if (i) the 30-day average price of NexCen common stock is at least $6.00 per share and (ii) the Company’s annualized Adjusted EBITDA (as defined in the Merger Agreement) is at least $10 million;

•
an additional 800,000 shares of Company common stock and $3,333,333 in cash will be payable if (i) the 30-day average price is at least $8.00 per share and (ii) the Company’s annualized Adjusted EBITDA is at least $20 million; and

•
an additional 800,000 shares of Company common stock and $3,333,334 in cash will be payable if (i) the 30-day average price is at least $10.00 per share and (ii) the Company’s annualized Adjusted EBITDA is at least $30 million.

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

The Company allocated the initial purchase price of the assets acquired and liabilities assumed at the estimated fair values at the acquisition date. The recorded goodwill will not be deductible for tax purposes. The total purchase price that was used to allocate the estimated fair values does not include amounts for the contingent consideration. If additional consideration is paid, the amounts will be recorded as additional goodwill.

As of June 30, 2007, all of the stock trading price thresholds for payment of the contingent consideration (including the $10 per share average price for 90 consecutive days) have been satisfied. Accordingly, if as of the end of any fiscal quarter through the end of the Earn-Out Period (as defined in the merger agreement) the Company’s annualized Adjusted EBITDA equals at least $10 million (i.e. at least $2.5 million in a quarter), the entire amount of the contingent consideration will be earned and become payable. Under the terms of the merger agreement, the Company is required to calculate Adjusted EBITDA for the quarter following the filing of the Quarterly Report on From 10-Q and submit that calculation to the Company’s board of directors for review and approval. Based on the Company’s results to date in fiscal 2007, payment of the full amount of the consideration may be payable. A final determination as to whether such amount was earned as of June 30, 2007 is pending board of director review and approval of the Adjusted EBITDA calculation.

(10) ACQUISITION OF THE ATHLETE’S FOOT

On November 7, 2006, our NexCen Acquisition Corp. subsidiary acquired Athlete’s Foot Brands, LLC, along with an affiliated advertising and marketing fund, and certain nominal fixed assets owned by an affiliated company. The Athlete’s Foot is an athletic footwear and apparel franchisor with 610 retail locations in over 36 countries. The business also provides advertising and marketing support for the benefit of the franchisees, using a portion of the royalties it receives from franchisees. This business operates in our retail franchising segment. The purchase price for this acquisition, excluding contingent consideration, was $53.1 million, consisting of approximately $42.1 million in cash and $9.2 million in our common stock (approximately 1.4 million shares which were valued at $6.55 per share), and $1.8 million in other deal related costs. At the closing on November 7, 2006, we also issued to one of the sellers a three-year warrant to purchase an additional 500,000 shares of our common stock at a per share price of $6.49. On March 12, 2007, we borrowed $26.5 million under a new senior credit facility secured by the assets of The Athlete’s Foot. The purchase agreement required a stand-alone audit of the 2006 financial results of Athlete’s Foot Brands, LLC to determine the amount of contingent consideration to be paid to the sellers. Based on the 2006 financial results of TAF, no contingent consideration was earned and therefore none was paid.

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

The Company allocated the initial purchase price of the assets and liabilities assumed at the estimated fair values resulting in goodwill of approximately $5.5 million, trademarks of $49 million, and franchise and master development agreements valued at approximately $2.6 million. At June 30, 2007, goodwill had decreased to approximately $2.3 million. The reduction in initial goodwill is principally attributable to the reversal of the contingent consideration that will not be paid. The recorded goodwill and trademarks will be deductible for tax purposes.

(11) ACQUISITION OF BILL BLASS

On February 15, 2007 the Company, through its subsidiary Blass Acquisition Corp., completed the purchase of all of the outstanding equity interests of Blass. The Bill Blass label represents timeless and modern American style and is an American legacy brand. The Bill Blass brand has from its inception offered women modern, sophisticated and tailored clothing. This business operates in our consumer brands segment. The purchase price for the Blass acquisition included initial consideration of $54.6 million, consisting of $39.1 million in cash and 2.2 million shares of our common stock valued at $15.5 million, all in accordance with the terms of the Stock Purchase Agreement dated December 19, 2006. The Company issued 2,191,819 shares of common stock to the Stockholders based on the Signing Date Reference Price (as that term is defined in the Purchase Agreement) of $7.09 per share. For financial reporting purposes, and in accordance with SFAS 141 and related guidance thereto, the value of shares issued as consideration in connection with the Purchase Agreement is determined by multiplying the number of shares issued by the average closing quoted market price of the shares for the five day period beginning two days prior to the effective date (the date that principal terms of the acquisition were agreed to and announced) of the Purchase Agreement and ending two days after the effective date, or $7.11. Under the terms of the Purchase Agreement, the Stockholders may be entitled to additional consideration of up to $16.2 million provided certain financial goals relating to the business of Blass are achieved. The contingent consideration is payable in cash or stock at the option of the Company.

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

Blass’ results of operations beginning on February 15, 2007, the date of acquisition, through June 30, 2007, are included in the Condensed Consolidated Statements of Operations.

(12) ACQUISITIONS OF MARBLE SLAB AND MAGGIEMOO’S

Marble Slab On February 28, 2007, the Company completed the purchase of substantially all of the assets of Marble Slab used or intended for use in connection with the operation of the Marble Slab franchising system (the “Acquisition”). Marble Slab is the franchisor of 381 stores located in the United States, Canada, and the United Arab Emirates as of June 30, 2007. Since 1983, each Marble Slab Creamery has featured homemade super-premium ice cream that is hand-rolled in freshly baked waffle cones. This business operates in our QSR segment. The initial consideration of $21 million consisted of cash of $16 million, a promissory note in the principal amount of $3.5 million, and a second promissory note in the principal amount of $1.5 million (together with the first note, the “Promissory Notes”). The Promissory Notes accrue interest at the annual rate of 6% per annum until maturity, which is twelve months from the date of issuance. The Company shall have the right to withhold payment of principal due and owing under the second note in accordance with terms of the escrow agreement.

The Company allocated the purchase price of the Marble Slab assets acquired and liabilities assumed at the estimated fair values at the acquisition date. The recorded goodwill and trademarks are deductible for tax purposes.

(in thousands)

Purchase price:
Cash payments and promissory notes	$21,000
Direct acquisition costs	841
Total purchase price	$21,841

Allocation of purchase price:
Trademarks	$20,000
Goodwill	4,868
Franchise agreements	1,109
Assets acquired	310
Total assets acquired	26,287
Total liabilities assumed	(4,446)
Net assets acquired	$21,841

Marble Slab results of operations beginning on February 28, 2007, the date of acquisition, through June 30, 2007, are included in the Condensed Consolidated Statements of Operations.

MaggieMoo’s On February 28, 2007, the Company and MM Acquisition Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”) was merged with and into MaggieMoo's, and MaggieMoo's became a wholly owned subsidiary of the Company (the “Merger”). MaggieMoo’s is the franchisor of 194 stores located in 38 states as of June 30, 2007. Each location features a menu of freshly made super-premium ice creams, mix-ins, smoothies, and custom ice cream cakes. This business operates in our QSR segment. The sellers received initial consideration of approximately $15.9 million, after purchase adjustments of $216,000, consisting of cash of approximately $10.5 million and 234,242 shares of common stock of the Company, with an aggregate value of approximately $2.4 million (based on the average closing quoted market price of the shares for the 15 consecutive trading days ending on (and including) the trading day prior to the date of the Purchase Agreement, or $10.21). For financial reporting purposes, and in accordance with SFAS 141 and related guidance thereto, the value of shares issued as consideration in connection with the Purchase Agreement is determined by multiplying the number of shares issued by the average closing quoted market price of the shares for the 5 day period beginning two days prior to the date of the closing of the Merger and ending two days after the date of the closing of the Merger, or $10.51. Included in the initial consideration is approximately $3 million of stock and cash, in the same proportion as the ratio of stock and cash included in the initial consideration, which is being held back by the Company for two years to satisfy potential post-closing purchase price adjustments and indemnity claims. The sellers have the right to receive up to an additional $2 million of consideration in the form of an earn-out, payable on March 31, 2008.

The Company allocated the purchase price of the MaggieMoo’s assets acquired and liabilities assumed at the estimated fair values at the acquisition date. The recorded goodwill and trademarks are deductible for tax purposes.

(in thousands)

Purchase price:
Cash payments	$10,492
Stock consideration	2,462
Initial consideration payable	2,954
Direct acquisition costs	500
Total purchase price	$16,408

Allocation of purchase price:
Trademarks	$16,500
Goodwill	5,398
Franchise agreements	700
Assets acquired	1,600
Total assets acquired	24,198
Total liabilities assumed	(7,790)
Net assets acquired	$16,408

MaggieMoo’s results of operations beginning on February 28, 2007, the date of acquisition, through June 30, 2007, are included in the Condensed Consolidated Statements of Operations.

(13) ACQUISITION OF WAVERLY

On May 2, 2007, the Company through its wholly owned subsidiary WV IP Holdings, LLC, completed the acquisition of intellectual property assets including primarily trademarks, copyrights, and license agreements relating to the Waverly®, Gramercy® and Village® brands pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) with Schumacher for cash consideration of $34.025 million. At the closing, the Company also acquired all of the rights, title and interests of Ellery Homestyles, LLC (“Ellery”), a licensee of the Waverly brand used in connection with the manufacture and sale of home products, under a Right of First Refusal Agreement (“ROFR”) between Waverly Brand Acquisition LLC (an affiliate of Ellery) and Schumacher dated January 3, 2006 for cash consideration of $2.75 million and a warrant to purchase 50,000 shares of the Company’s common stock. The exercise price of the warrant is equal to $12.43, which was the closing price of the Company’s common stock on the day prior to the issuance of the warrant. The purchase agreement contains customary representations, warranties and covenants. Subject to limited exceptions, the representations and warranties of Schumacher will survive the closing for twelve months. Specified fundamental representations, such as sufficiency of assets and title to assets, will survive indefinitely. Indemnification claims by us for breaches of representations and warranties are generally capped at the purchase price and are subject to a $150,000 threshold.

The Company allocated the purchase price of the assets acquired and liabilities assumed at the estimated fair values at the acquisition date. The goodwill and trademarks will be deductible for tax purposes.

(in thousands)

Purchase price:
Cash payments	$36,775
Warrants	110
Direct acquisition costs	200
Total purchase price	$37,085

Allocation of purchase price:
Trademarks	$32,000
Goodwill	4,652
License agreements	433
Assets acquired	-
Total assets acquired	37,085
Total liabilities assumed	-
Net assets acquired	$37,085

Waverly results of operations beginning on May 2, 2007, the date of acquisition, through June 30, 2007, are included in the Condensed Consolidated Statements of Operations.

(14) PRO FORMA INFORMATION RELATED TO THE ACQUISITIONS

As the purchases of Bill Blass, MaggieMoo’s, Marble Slab and Waverly were material acquisitions, we are providing the pro forma financial information set forth below, which presents the consolidated results as if the current year acquisitions had occurred on January 1, 2006. This pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Pro forma revenues:
TAF	$1,939	$1,822	$3,734	$3,937
Bill Blass	2,682	1,772	4,763	4,164
MaggieMoo's	1,188	1,068	1,739	1,839
Marble Slab	1,556	2,074	2,444	3,063
Waverly	2,280	1,578	4,854	3,283
	$9,645	$8,314	$17,534	$16,286

Pro forma net income (loss):
TAF	143	131	779	752
Bill Blass	1,671	619	3,070	1,573
MaggieMoo's	357	(365)	(309)	(860)
Marble Slab	779	824	225	395
Waverly	1,471	652	2,986	1,356
Total	4,421	1,861	6,751	3,216
Corporate	(4,055)	(1,520)	(5,885)	(1,653)
	$366	$341	$866	$1,563

Pro forma income per share - basic and diluted	$0.01	$0.01	$0.02	$0.03

Weighted-average shares outstanding-basic	50,824	44,721	49,996	45,460
Weighted-average shares outstanding-diluted	54,465	44,903	53,313	45,012

These amounts include the historical results of the businesses we acquired. We do not intend to assume their historical overhead costs in our corporate structure. As discussed in Note 10 Acquisition of The Athlete’s Foot, TAF was acquired in the prior year on November 7, 2006.

(15) DEBT

On March 12, 2007, NexCen Acquisition Corp. (“the Issuer”), a wholly owned subsidiary of the Company, entered into a master loan agreement with BTMU Capital Corporation. This master loan agreement provides for borrowings pursuant to the issuance of a single class of notes to the Issuer and its wholly-owned subsidiaries (“Co-Issuers”) which are jointly and severally liable for payments required under the notes. The assets of the Issuer and Co-Issuers, which consist of the respective IP assets and the related royalty revenues and trade receivables, are pledged as collateral security under each note, and secure the obligations of the Issuer and all Co-Issuers under all of the notes. The notes are non-recourse to NexCen Brands, Inc. Each note is repayable in full after five years. The facility has no expiration date and can be terminated by the Co-Issuers upon thirty days notice and by BTMU Capital Corporation by electing not to fund future advances; however, each note funding maintains its respective maturity date. The maximum aggregate amount of borrowings that may be outstanding at any one time under the agreement is $150 million. The borrowing rate is LIBOR plus an interest rate margin, which ranges from 1.50% to 3.00%. The Company may refinance all or part of the notes with no pre-payment penalties. This allows us to refresh available borrowing capacity under the facility, such as by completing securitization transactions involving certain of our acquired IP assets and using the proceeds from these transactions to repay notes under the master loan agreement. The borrowing rate is based on 3-month LIBOR which is a floating rate. The LIBOR rate resets every 90 days.

In March and May 2007, we borrowed $26.5 million and $27.3 million, respectively, under the new credit facility. The borrowings are secured by the assets of The Athlete’s Foot and Bill Blass, respectively. The Company paid borrowing fees of $265,000 and $273,000 for The Athlete’s Foot and Bill Blass borrowings, respectively, and incurred aggregate transaction costs of $1.4 million, which are being amortized over five years.

As of June 30, 2007, borrowings under the facility totaled $53.8 million at initial floating borrowing rates of approximately 8.0%. The rate is reset each quarter based upon a measurement of debt leverage to cash flow. Approximately $1,946,000 of this amount has been classified as current portion of long-term debt on June 30, 2007. Interest expense recorded by the Company for the three and six months ended June 30, 2007 was approximately $892,000 and $992,000, respectively.

(16) SEGMENT REPORTING

The Company operates three segments: retail franchising, consumer brand products, and quick service restaurants. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure. The following tables set forth the Company's financial performance by reportable operating segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Retail franchising	$1,939	$-	$3,734	$-
Consumer branded products	4,169	-	5,765	-
Quick service restaurants	2,744	-	3,237	-
	$8,852	$-	$12,736	$-

Operating income (loss):
Retail franchising	$821	$-	$1,539	$-
Consumer branded products	2,991	-	4,391	-
Quick service restaurants	1,113	-	816	-
Total	4,925	-	6,746	-
Corporate and unallocated expenses	(3,498)	(2,830)	(6,596)	(3,703)
	$1,427	$(2,830)	$150	$(3,703)

	June 30, 2006	December 31, 2006
Total Assets:
Retail franchising	$59,231	$59,937
Consumer branded products	117,358	-
Quick service restaurants	54,243	-
Corporate	42,155	98,448
	$272,987	$158,385

At December 31, 2006, we had only one operating segment - our intellectual property business.

(17) DISCONTINUED OPERATIONS

During the three and six months ended June 30, 2007, discontinued operations of $895,000 and $448,000, respectively, reflects the reversal of $20,000 and $647,000, respectively, in sales tax liabilities as a result of statute of limitations that have expired and tax settlements with three states related to income tax and voluntary disclosure events. This reversal is offset by legal fees of $274,000 and $453,000, respectively, incurred in connection with litigation related to the Transportation business sale. In addition, during the second quarter the Company paid a settlement in the amount of $600,000 relating to the Transportation business sale which is discussed in Note 8 Commitments and Contingencies.  Discontinued operations for the three and six months ended June 30, 2006, includes $640,000 and $1.1 million of profit, respectively, related to operations of our MBS business that have been reclassified to discontinued operations. At June 30, 2007, the accompanying balance sheet includes $1.5 million in accounts payable and accrued expenses relating to discontinued operations.

(18) SUBSEQUENT EVENTS

In July 2007, the Company entered into an agreement with Marvin Traub Associates, Inc., an entity owned by Mr. Traub, to help the Company identify, approach, and negotiate a deal with a premier U.S. based big box retail chain so that such retailer might joint venture with, or purchase a license from, the Company to open MaggieMoo's ice cream locations within their stores. Marvin Traub Associates, Inc. received a one-time retainer fee of $25,000 upon the agreement's execution. If the Company is successful in consummating a relationship with a third party, Marvin Traub Associates, Inc. will receive an additional $100,000 success fee.

On August 2, 2007, the Company borrowed an additional $22.0 million under the BTMU credit facility which is secured by the assets of Waverly. The initial floating borrowing rate is 7.76%. The rate is reset each quarter based upon debt leverage to cash flow. The Company paid a one-percent borrowing fee of $220,000 and incurred additional fees of $10,000 in connection with the borrowing, both of which will be amortized over the five year term of the note.

On August 7, 2007, the Company purchased certain assets, including all trademarks and related intellectual property, of Pretzel Time Franchising, LLC (“Pretzel Time”) and Pretzelmaker Franchising, LLC (“Pretzelmaker”), both of which are subsidiaries of Mrs. Fields Famous Brands, LLC, for $29.4 million. The purchase price consists of cash of approximately $22.1 million and 1.0 million shares of NexCen common stock with an approximate value of $7.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

FORWARD-LOOKING STATEMENTS

We make statements in the Quarterly Report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect” and similar words often indicate that a statement is a “forward-looking statement.” Statements about non-historic results also are considered to be forward-looking statements. None of these forward-looking statements are guarantees of future performance or events, and they are subject to numerous risks, uncertainties and other factors. These risks, uncertainties and other factors include, but are not limited to:

•	we may not be successful in implementing the our new IP strategy;

•	we may not be able to acquire IP or IP-centric companies or finance or exploit them on terms that are acceptable to us;

•	we are likely to face substantial competition in seeking to acquire and market desirable IP and IP-centric companies, and competitors may have substantially greater resources than we do;

•	we may not be successful in operating or expanding our acquired businesses or integrating them into an overall IP business strategy;

•	we may not be able to borrow desired amounts at desired times in accordance with the terms of our master loan agreement;

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

OVERVIEW

NexCen Brands, Inc. (“NexCen” or the “Company”) is a company that engages in the acquisition and management of established consumer brands in intellectual property-centric industries. NexCen’s goal is to be the world leader in brand management for the 21st century. Our business is focused on acquiring, managing and developing intellectual property, which we refer to as IP, and IP-centric businesses. IP-centric companies own, license or otherwise possess rights to trademarks, trade names, copyrights, patents, trade secrets and other intangible assets. IP that we have acquired and expect to acquire in the future includes trademarks, trade names, copyrights, franchise rights, patents, trade secrets, know-how and other similar, valuable property, primarily used in the retail and consumer branded products and franchise businesses. In building our IP business, we have focused on three vertical segments: retail franchising, consumer branded products and quick service restaurant franchising (which we refer to as “QSR” franchising).

We transitioned to this IP-centric business model in the second half of 2006, when we began to acquire IP-centric businesses (following our June 2006 acquisition of UCC, which established the platform for our IP business strategy). When we acquired UCC, Robert W. D’Loren, who was the president and chief executive officer of UCC, became our president and chief executive officer and a member of our Board of Directors. Mr. D’Loren, together with the other members of our senior management team (some of whom formerly worked for UCC), implemented our IP business strategy.

Through August 7, 2007, we had acquired seven businesses, as follows:

Retail Franchising

•	The Athlete’s Foot (acquired November 7, 2006)

Consumer Branded Products

•	Bill Blass (acquired February 15, 2007)
•	Waverly (acquired May 2, 2007)

QSR franchising

•	Maggie Moo’s (acquired February 28, 2007)
•	Marble Slab (acquired February 28, 2007)
•	Pretzel Time (August 7, 2007)
•	Pretzelmaker (August 7, 2007)

Our three operating segments are discussed in Note 16 to our Unaudited Condensed Consolidated Financial Statements included in this Report.

We are continuously evaluating additional potential acquisitions and are actively in discussions to acquire additional IP-centric businesses. However, as of the date of this Report, we have not entered into any binding agreements to complete any additional acquisitions.

Before transitioning to our IP business, we managed a leveraged portfolio of MBS. We liquidated our MBS portfolio and exited that business in the fourth quarter of 2006. We also previously owned and operated various mobile and wireless communications businesses, which we sold in 2004. For the periods reflected in our financial statements, the MBS business and related assets and liabilities, as well as anything related to our former mobile and wireless communications businesses, are reported as discontinued operations. The results of our IP business are reported as our continuing operations.

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

In reviewing our results for the second quarter of 2007, you should keep in mind the following factors:

•
Comparisons to prior periods are not yet meaningful, because we did not initiate our IP business strategy until the second half of 2006 and did not begin to earn royalties or license and franchise fees until halfway through the fourth quarter of 2006, when we acquired The Athlete’s Foot.

•
Of the five IP brands we owned and operated at June 30, 2007, we owned only one -- The Athlete’s Foot -- for the entire six months of 2007. Our results through June 30, 2007 include Bill Blass for four and a half months, Maggie Moo’s and Marble Slab for four months, and Waverly for approximately two months. In addition, MaggieMoo’s and Marble Slab’s revenue streams are subject to seasonal fluctuations. Consequently, our six month results are not indicative of what we expect our results to be in future periods.

•
If we continue to acquire IP-centric businesses (as we expect to do), future period results will continue to change due to the inclusion of such additional businesses. Accordingly, period-to-period changes may continue to be significant. However, as we own a group of businesses for a longer period, we expect to be able to evaluate changes in our results from those businesses owned for multiple periods (isolating the effect on our results of newly acquired businesses).

References in the Report to “we,” “our” and the “Company” are to NexCen Brands, Inc. and its subsidiaries, collectively. We discuss our business in detail in Item 1 of our 2006 Annual Report on Form 10-K, and we discuss the risks affecting our business in Item 1A of that Annual Report.

We own the proprietary rights to a number of trademarks used in this Report which are important to our business, including The Athlete’s Foot, Bill Blass, MaggieMoo’s, Marble Slab and Waverly. We have omitted the “®” and “TM” trademark designations for such trademarks in this Report. Nevertheless, all rights to such trademarks named in this Report are reserved.

TAX CONSIDERATIONS

An important aspect of our business strategy is to realize value, in the form of tax savings, from our accumulated tax loss carryforwards. Under federal and certain state tax laws, we may use these carryforwards to substantially reduce the income taxes we otherwise would have to pay on future taxable income. As a result, we could have little current income tax liability for a period of time. Our ability to realize value from these tax loss carryforwards is subject to various risks and uncertainties, including regulations that, under certain circumstances, may limit our ability to use these carryforwards to reduce future taxes that we might otherwise owe. These risks and uncertainties are discussed at length in our 2006 Annual Report on Form 10-K, in Item 1 under the heading “Tax Loss Carry Forwards” and in Item 1A under the heading “Risks of Our Tax Loss Carry Forwards.”

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are the accounting policies that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective or complex estimates and judgments. Our critical accounting policies include valuation of our deferred tax assets and impairment testing of goodwill and intangible assets. These critical accounting policies are discussed in detail in our 2006 Annual Report on Form 10-K in Item 7 under the heading “Critical Accounting Policies.” We also discuss our significant accounting policies in Note 1 to our Unaudited Condensed Consolidated Financial Statements contained in this Report and in Notes 2 and 3 to our Audited Consolidated Financial Statements included in Item 8 in our 2006 Annual Report on Form 10-K.

New accounting pronouncements are discussed in Note 1 to the Unaudited Condensed Consolidated Financial Statements contained in this Report.

COMPARISON OF RESULTS FOR THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND JUNE 30, 2006

RESULTS OF CONTINUING OPERATIONS

Income (Loss) From Continuing Operations

We recognized income from continuing operations of $650,000 and $5,000 for the three and six months ended June 30, 2007, respectively, compared to losses from continuing operations of $2.2 million and $2.7 million, for the same periods in 2006, as a result of the implementation of our IP-centric business model. No revenues were earned in the first six months 2006 in connection with the new business model.

Royalty, Licensing and Franchise Fee Revenue

We recognized $8.9 million and $12.7 million in revenues for the three and six months ended June 30, 2007, respectively, as a result of owning five brands, four of which were acquired during the first six months of 2007. Of the $12.7 million in revenues recognized for the six month period, $5.7 million related to franchising royalties, $5.7 million related to licensing, and $1.3 million related to franchise fees, compared to $0 for each in 2006. Royalty and licensing revenues are recorded as they are earned and become receivable from franchisees. Franchise fee revenue is recognized when all initial services are performed, which is generally considered to be upon the opening of the applicable franchisee store.

Total Operating Expenses

Operating expenses of approximately $7.4 million and $12.6 million for the three and six months ended June 30, 2007, respectively, increased $4.6 million and $8.9 million, from the same periods in 2006. The increase reflects an increase in selling, general and administrative costs and stock based compensation resulting from the acquisitions of UCC, The Athlete’s Foot, Bill Blass, Marble Slab, MaggieMoo’s, and Waverly.

Operating expenses that have been reclassified to discontinued operations are directly attributable to the MBS and other businesses that have been sold or otherwise exited. All other costs are expenses that would have been incurred regardless of our business operations, and therefore remain included as part of continuing operations.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of compensation and personnel related costs, rent, facility related support costs, travel and advertising.

Corporate SG&A expenses of $2.2 million and $4.1 million for the three and six months ended June 30, 2007, respectively, increased $1.2 million and $2.4 million, from the same periods in 2006. The increase primarily reflects additional costs resulting from the hiring of corporate staff to support our acquisitions. Additionally, we recorded SG&A expenses for our brands of $3.5 million and $5.3 million for the three and six months ended June 30, 2007 compared to $0 in 2006. Of the $5.3 million of brand related SG&A expenses recorded for the six month period ended June 30, 2007, $2.3 million related to our QSR segment, $1.9 million related to our retail franchising segment, and the remainder related to our consumer branded products segment. Personnel employed by the Company increased from 18 at June 30, 2006 to 96 employees at June 30, 2007 as a result of our acquisitions.

Professional Fees

Professional fees of $627,000 and $1.2 million for the three and six months ended June 30, 2007, respectively, represent the costs of outside professionals, primarily related to legal expenses associated with our public reporting, compliance and corporate finance activities and accounting fees related to auditing and tax services.

Depreciation and Amortization

Depreciation expenses arise from property and equipment purchased for use in our operations. Amortization costs arise from intangible assets acquired in acquisitions.

Depreciation and amortization of $316,000 and $505,000 for the three and six months ended June 30, 2007, respectively, increased $291,000 and $456,000, from the same periods in 2006. The increase primarily reflects the amortization of intangible assets related to a non-compete agreement with our chief executive officer, and amortization of intangibles of franchise agreements, license agreements, and master development agreements related to TAF, Blass, Marble Slab, MaggieMoo’s and Waverly acquisitions.

Stock Compensation Expense

We adopted SFAS No. 123R, “Share-Based Payment” in the first quarter of 2006. At that time we began to recognize compensation expense over the service period for the fair value of all equity based award grants issued after January 1, 2006, as well as expense attributable to the remaining service period for all prior grants that had not fully vested by that date.

Stock compensation expense of $731,000 and $1.4 million for the three and six months ended June 30, 2007, respectively, increased $106,000 and $675,000, from the same periods in 2006. The increase reflects the granting of approximately 376,000 and 5,366,000 options and warrants in 2007 and 2006, respectively. These options and warrants were issued to provide long-term incentive packages to new key executives and other senior managers that we hired in 2006 and 2007, including individuals who were employed by UCC, The Athlete’s Foot, Bill Blass, Marble Slab, and Waverly prior to their acquisition by us (See Note 4 to the Unaudited Condensed Consolidated Financial Statements).

Interest Income

We recognized Interest income of $399,000 and $1.2 million for the three and six months ended June 30, 2007, respectively, compared to $638,000 and $898,000, for the same periods in 2006. The amounts recognized in 2007 reflect interest earned on our cash balances. In the first quarter of 2006, most of our available cash was invested in MBS, and earnings on such investments are reported as part of the results of discontinued operations.

Interest Expense

Interest expense of $1.0 million and $1.2 million for the three and six months ended June 30, 2007, respectively, reflects interest incurred in connection with our borrowings under the BTMU agreement (See Note 15 to the Unaudited Condensed Consolidated Financial Statements), and $93,000 of imputed interest related to a long-term consulting agreement liability, assumed with The Athlete’s Foot acquisition, which expires in 2028.

Other Income (Expense)

Other income of $158,000 and $240,000 for the three and six months ended June 30, 2007, respectively, increased $126,000 and $147,000, from the same periods in 2006, and primarily reflects $123,000 and $152,000 of loan servicing revenue, respectively, received in 2007, offset by a payment made to a former partner of UCC for a portion of the loan servicing revenue. We expect the loan servicing activity to decrease throughout 2007 and beyond as the underlying loans are repaid. Other income in 2007 also includes recoveries of $49,000 received from a venture capital investment, which had been written off in 2002. We record these recoveries as we receive them as the extent of future payments, if any, cannot be readily determined.

Minority Interest

Minority interest expense of $89,000 and $142,000 for the three and six months ended June 30, 2007, respectively, represents approximately 10% of the net income after tax attributable to the Bill Blass business which is jointly owned by NexCen Acquisition Corp. and Designer Equity Holdings, LLC, an entity controlled by a licensee of the Blass trademark.

Income Taxes

The Company’s effective tax rate from continuing operations is 0% and 97% in the first and second quarters of 2007. The provision for taxes for the six months ending June 30, 2007 of $217,000 includes approximately $107,000 of foreign taxes withheld on franchise royalties received from foreign based franchisees in accordance with tax treaties between the U.S. and the respective foreign countries and $110,000 of federal and state deferred income tax expense. The Company computes its quarterly income tax expense or benefit based upon an estimate of the annual effective tax rate from continuing operations. For the first quarter, the Company reported a loss from continuing operations with no tax benefit. The tax benefit was not recorded due to the Company’s historical accumulated losses which are subject to a valuation allowance. In the second quarter of 2007, the Company has pre-tax income from continuing operations of $222 and as a result it recorded a tax provision based on the estimated effective tax rate which approximates 100%. This tax benefit will be realized in subsequent quarters based upon the realization of fiscal year 2007 financial forecasts. The deferred income tax expense is attributable to timing differences relating to the Athlete's Foot, MaggieMoo’s, Marble Slab and Waverly trademarks, which are amortized over fifteen years for tax purposes but which are not amortized for book purposes. This net deferred tax liability cannot be offset against the company's deferred tax assets under U.S. generally accepted accounting principles since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

Discontinued Operations

During the three and six months ended June 30, 2007, discontinued operations of $895,000 and $448,000, respectively, reflects the reversal of $20,000 and $647,000, respectively, in sales tax liabilities where the statue of limitations has expired and includes tax settlements with three states related to income tax and voluntary disclosure events. This reversal is offset by legal fees of $274,000 and $453,000, respectively, incurred in connection with litigation related to the Transportation business sale. Additionally, during the quarter the Company paid a settlement in the amount of $600,000 relating to the Transportation business sale and is discussed in Note 8 to the Unaudited Condensed Consolidated Financial Statements.  Discontinued operations for the three and six months ended June 30, 2006, includes $640,000 and $1.1 million of profit, or $0.01 and $0.02 per share, respectively, related to operations of our MBS business that have been reclassified to discontinued operations. At June 30, 2007, the accompanying balance sheet includes $1.5 million in accounts payable and accrued expenses related to discontinued operations.

FINANCIAL CONDITION

During the six months ended June 30, 2007, our total assets increased by $115 million, while our total liabilities increased by $92 million. These changes reflect the additional trademarks and goodwill acquired in the acquisitions of Bill Blass, MaggieMoo’s, Marble Slab, and Waverly during the period, offset by a decrease in cash which was utilized for the acquisitions. In addition, we borrowed $53.8 million in 2007 secured by the assets of The Athlete’s Foot and Bill Blass under our credit facility with BTMU, which is described in Note 15 to the Unaudited Condensed Consolidated Financial Statements. These borrowings increased both our cash on hand and our indebtedness.

On August 2, 2007, we borrowed an additional $22.0 million under the BTMU facility secured by the assets of Waverly. On August 7, 2006, we acquired Pretzel Time and Pretzelmaker for $22.1 million in cash and the issuance of approximately 1.0 million shares of NexCen common stock (See Note 18 to the Unaudited Condensed Consolidated Financial Statements). We intend to finance this acquisition with borrowings under the BTMU facility. As of August 7, 2007, our total outstanding indebtedness under the BTMU facility was approximately $75.8 million and our cash balance (excluding restricted cash) was approximately $24 million.

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

Although we had more than $83 million of cash on hand at December 31, 2006, we concluded that securing an additional source of liquidity was important to ensure our continued ability to fund acquisitions and the expansion of our business. Accordingly, on March 12, 2007 we entered into a new $150 million bank credit facility, the terms of which are discussed in Note 15 to the Unaudited Condensed Consolidated Financial Statements. We believe that the combination of cash on hand and available borrowings under this new credit facility will provide us with sufficient liquidity to meet current operations and planned business growth for at least the next twelve months.

Additional sources of liquidity, if needed, may be available through additional bank borrowings and market sales or private placements of debt or equity securities. We cannot assure that any such additional borrowings or sales of securities will be available to us (should they be needed in the future) on favorable terms and conditions or at all. Such sources of additional liquidity are subject to many risks and uncertainties that are not within our control, such as changes in the condition of the capital markets and prevailing bank loan terms, as well as the trading price of our common stock. In addition, as discussed in Item 1A of our 2006 Annual Report on Form 10-K under the heading “Risks of Our Tax Loss Carry Forwards,” issuing significant amounts of additional shares of our capital stock can result in limitations on our ability to use our tax loss carry forwards in the future. The market price of our common stock has been, and may continue to be, volatile, which could result in a reduction of the market price of our common stock and, among other things, make it more expensive for us to complete acquisitions using our stock as consideration. Our ability to grow through the acquisition of additional IP assets and businesses will depend on the availability of capital to complete acquisitions.

The following table reflects use of net cash for operations, investing, and financing activities for the six month periods ending June 30,

(IN THOUSANDS)	2007	2006
Net cash (used in) provided by operating activities	$(4,859)	$539
Net cash (used in) provided by investing activities	(108,739)	162,213
Net cash provided by (used in) financing activities	57,178	(134,274)
Net (decrease) increase in cash and cash equivalents	$(56,420)	$28,478

Net cash used in operating activities was $4.8 million in 2007 compared to cash provided by operating activities of $539,000 in 2006. The cash used in operating activities in 2007 is primarily a result of the increase in accounts receivable and prepaid expenses reflecting growth in the businesses we acquired. The cash provided from operations in 2006 was a result of the MBS activity.

Net cash used in investing activities was $108.7 million in 2007, primarily resulting from the acquisitions of Bill Blass, Marble Slab, MaggieMoo’s, and Waverly during the six months ended June 30, 2007. Cash provided by investing activities of $162.2 million for 2006, related primarily to approximately $139.0 million in proceeds from the sale of certain MBS investments and $18.8 million of principal repayments on our MBS investments.

Net cash provided by financing activities in 2007 of $57.2 million primarily reflects the funds received by The Athlete’s Foot and Bill Blass from the BTMU facility which is discussed in Note 15 to the Unaudited Condensed Consolidated Financial Statements, as well as the funds received by the Company from the sale of minority interest in Bill Blass Jeans, LLC as discussed in Note 11 to the Unaudited Condensed Consolidated Financial Statements. Net cash used in financing activities in 2006 of $134.3 million primarily related to the repayment of all of the Company’s remaining outstanding short-term borrowings under repurchase agreements that were used to fund MBS investments. These borrowings were repaid out of the proceeds from sales of, and principal payments on, MBS investments.

As discussed in Note 8 to the Unaudited Condensed Consolidated Financial Statements, Geologic, the buyer of our Transportation business, filed a lawsuit against us seeking damages for alleged breaches of certain of the representations and warranties we made to Geologic when we sold the Transportation business to them in 2004. In July 2007, the Company settled all claims with the plaintiff for a payment of $600,000 and the case was dismissed. The settlement payment and the Company’s costs in connection with the defense of this case have been recorded against discontinued operations, further increasing the loss on the sale of the Transportation segment, and decreasing the amount of cash we have available for acquisitions and operations.

CONTRACTUAL OBLIGATIONS

The following table reflects our contractual commitments, including our future minimum lease payments as of June 30, 2007:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations ($ in thousands)	Total	1 year	years	years	5 years
Long-Term Debt	$53,800	$1,944	$14,102	$37,754	$-
Capital Lease Obligations	63	42	21	-	-
Operating Leases	15,564	1,662	3,472	3,361	7,069
Purchase Obligations	8,404	5,450	2,954	-	-
Other Long-Term Liabilities Reflected on the Registrants Balance Sheet under GAAP	-	-	-	-	-
Total	$77,831	$9,098	$20,549	$41,115	$7,069

The long-term debt relates to the borrowings under the BTMU Capital Corporation facility (See Note 15 to the Unaudited Condensed Consolidated Financial Statements). The operating lease obligations reflect real estate leases in New York City, Norcross, Georgia, and Marlborough, Massachusetts (which we sub-lease). The purchase obligations include deferred consideration and contingent consideration related to the Bill Blass, Marble Slab, and MaggieMoo’s acquisitions. We have not included contracts for maintenance support on hardware or software that we own because we generally pay in advance for these services and have the option of choosing whether or not to renew these services each year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks, which exist as part of our ongoing business operations. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in these forward-looking statements.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. At June 30, 2007, the Company had borrowings of $53.8 million under its credit facility, secured by the assets of The Athlete’s Foot and Bill Blass. The interest rate on these borrowings is based on three month LIBOR rates plus a margin. The Company is subject to interest rate risk from fluctuations in the LIBOR rate. LIBOR rates fluctuate on a daily basis. The LIBOR rate for our debt resets every 90 days. At December 31, 2006, we had no outstanding borrowings or other debt. If our bank requests it, we will be obligated to hedge the interest rate exposure on our outstanding loans.

We invest our cash and cash equivalents in investment funds which normally conform to the following investment strategies: investing at least 80% of assets in U.S. Government securities and repurchase agreements for those securities, investing in U.S. Government securities issued by entities that are chartered or sponsored by Congress but whose securities are neither issued nor guaranteed by the U.S. Treasury, maintaining a dollar-weighted average maturity at sixty days or less. These investments are generally subject to the risks of changes in market interest rates and the impact of any declines in the credit quality of an issuer or a provider of credit support. A 10% change in interest rates would not materially impact the returns on our excess cash balances. In general, the Company accepts a slightly lower rate of interest on its investments in exchange for a higher credit rating from the issuer or the guarantor of the securities in which the Company invests. Our primary objective in investing cash balances is to preserve principal and maintain liquidity, rather than to seek enhanced investment returns.

Foreign Exchange Rate Risk

The Company is exposed to fluctuations in foreign currency due to its international franchisees. The Athlete’s Foot has franchisees located in countries that transact business in currencies other than the U.S. dollar. The foreign currency is translated into U.S dollars to determine the amount of royalties due to the Company. Primary exposure includes the U.S dollar versus the Australian dollar, as approximately one-third of our international stores for The Athlete’s Foot as of June 30, 2007, are located in Australia. However, because the franchisees are located in thirty six countries and because more than half of The Athlete’s Foot revenue is generated from domestic franchisees, the currency risk to the Company is well diversified and the risk of any single currency’s flcutuations to the Company is low.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), management carried out an evaluation, with the participation of the Company’s chief financial officer and chief executive officer, of the effectiveness of the Company’s disclosure controls and procedures, as of June 30, 2007. Based on their evaluation as of June 30, 2007, the chief executive officer and chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting and Disclosure Controls and Procedures

During the quarter ended June 30, 2007, no change occurred in the Company’s internal control over financial reporting that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting. We acquired The Athlete’s Foot in November 2006, Bill Blass, MaggieMoo’s and Marble Slab in February 2007, and Waverly in May 2007. We are in the process of incorporating all of these businesses' financial reporting processes with and into our existing system of financial reporting controls. The Company’s internal control over financial reporting will likely be materially affected by implementing appropriate internal controls over financial reporting to account for these acquisitions.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 to the Unaudited Condensed Consolidated Financial Statements.

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

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS

Exhibits

*4.1	Common Stock Warrant, dated May 2, 2007, issued by NexCen Brands, Inc. to Ellery Homestyles, LLC. (Designated as Exhibit 4.1 to the Form 8-K filed on May 8, 2007)
10.1	Engagement Agreement, dated July 2007, by and between NexCen Brands, Inc. and Marvin Traub Associates, Inc.
31.1	Certification pursuant to 17 C.F.R § 240.15d−14 (a), as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002 for Robert W. D’Loren.
31.2	Certification pursuant to 17 C.F.R § 240.15d−14 (a), as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002 for David B. Meister.
**32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002 for Robert W. D’Loren and David B. Meister.

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

Dated:	August 9, 2007
NexCen Brands, Inc.

By:	/s/ David B. Meister

David B. Meister
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)