Form 10-Q
period 2007-09-30
NexCen Brands, Inc.
filed 2007-11-09
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of October 31, 2007, 54,943,475 shares of the Registrant’s common stock, $.01 par value per share, were outstanding.

NEXCEN BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q
THE QUARTER ENDED SEPTEMBER 30, 2007

PART I—FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

NEXCEN BRANDS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2007 (Unaudited)	2006
ASSETS
Cash and cash equivalents	$29,432	$83,536
Restricted cash	5,222	-
Trade receivables, net of allowances of $877 and $530	6,793	2,042
Interest and other receivables	2,110	511
Prepaid expenses and other current assets	3,275	2,210
Total current assets	46,832	88,299

Property and equipment, net	3,113	389
Goodwill	84,825	15,607
Trademarks	191,100	49,000
Other intangible assets, net of amortization	7,949	3,792
Deferred financing costs and other assets	2,093	-
Restricted cash	1,818	1,298
Total Assets	$337,730	$158,385

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$8,712	$5,197
Deferred revenue	5,033	40
Current portion of long-term debt	4,273	-
Acquisition related liabilities	9,415	4,000
Total current liabilities	27,433	9,237

Long-term debt	87,055	-
Deferred tax liability	21,716	218
Acquisition related liabilities	2,430	-
Other long-term liabilities	2,077	2,317
Total Liabilities	140,711	11,772
Minority interest	3,038	-
Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2007 and December 31, 2006.	-	-
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 54,918,475 and 47,966,085 shares issued and outstanding at September 30, 2007 and December 31, 2006	551	481
Additional paid-in capital	2,664,771	2,615,742
Treasury stock	(1,757)	(352)
Accumulated deficit	(2,469,584)	(2,469,258)
Total stockholders’ equity	193,981	146,613
Total liabilities, minority interest and stockholders’ equity	$337,730	$158,385

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Royalty revenues	$4,899	$-	$10,588	$-
Licensing revenues	4,963	-	10,749	-
Franchise fee revenues	1,467	-	2,728	-
Total Revenues	11,329	-	24,065	-

Operating Expenses:
Selling, general and administrative expenses:
Brands	4,709	-	10,043	-
Corporate	2,076	1,569	6,242	3,417
Professional fees:
Brands	356	-	767	-
Corporate	310	324	1,109	645
Depreciation and amortization	390	207	895	256
Stock based compensation	848	388	2,219	1,084
Restructuring charges	-	80	-	869
Total Operating Expenses	8,689	2,568	21,275	6,271

Operating Income (loss)	2,640	(2,568)	2,790	(6,271)

Non-Operating income (expense):
Interest income	320	733	1,481	1,631
Interest expense	(1,579)	-	(2,767)	-
Other income, net	51	469	291	562
Minority interest	(56)	-	(198)	-
Total non-operating income (expense)	(1,264)	1,202	(1,193)	2,193

Income (loss) from continuing operations before income taxes	1,376	(1,366)	1,597	(4,078)
Provision for income taxes:
Current	74	-	191	-
Deferred	1,179	-	1,279	-
Total provision for income taxes	1,253	-	1,470	-
Income (loss) from continuing operations	123	(1,366)	127	(4,078)

Income (loss) from discontinued operations, net of taxes	(6)	544	(453)	1,603

Net income (loss)	117	(822)	(326)	(2,475)
Other comprehensive income:
Unrealized holding gain on investments available for sale	-	555	-	555
Comprehensive loss	$117	$(267)	$(326)	$(1,920)
Income (loss) per share (basic and diluted) from continuing operations	$0.00	$(0.03)	$0.00	$(0.09)
Income (loss) per share (basic and diluted) from discontinuing operations	0.00	0.01	(0.01)	0.04
Net income (loss) per share - basic and diluted	$0.00	$(0.02)	$(0.01)	$(0.05)

Weighted average shares outstanding - basic	52,384	46,534	50,801	45,098
Weighted average shares outstanding - diluted	54,250	48,056	53,400	45,454
See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Preferred Stock	Common Stock	Additional Paid -in Capital	Accumulated Deficit	Treasury Stock	Unrealized Gain on Investment	Total

Balance at December 31, 2005	$-	$440	$2,593,085	$(2,467,138)	$-	$-	$126,387
Exercise of options and warrants	-	-	1	-	-	-	1
Stock compensation expense	-	-	1,966	-	-	-	1,966
Common stock issued	-	26	10,225	-		-	10,251
Common stock repurchased	-	-	-	-	(352)	-	(352)
Unrealized gain on investments available for sale	-	-	-	-	-	555	555
Net loss	-	-	-	(2,475)	-	-	(2,475)
Balance at September 30, 2006	$-	$466	$2,605,277	$(2,469,613)	$(352)	$555	$136,333

Balance at December 31, 2006	$-	$481	$2,615,742	$(2,469,258)	$(352)	$-	$146,613
Surrender of shares from cashless exercise of warrants	-	-	-	-	(1,405)	-	(1,405)
Exercise of options and warrants	-	10	3,548	-	-	-	3,558
Stock compensation expense	-	-	2,340	-	-	-	2,340
Common stock issued	-	60	43,141	-	-	-	43,201
Net loss	-	-	-	(326)	-	-	(326)
Balance at September 30, 2007	$-	$551	$2,664,771	$(2,469,584)	$(1,757)	$-	$193,981

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September,
	2007	2006
Cash flow from operating activities:
Net income (loss) from continuing operations	$127	$(4,078)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	895	256
Stock based compensation	2,219	1,084
Deferred income taxes	1,279	-
Minority interest	198	-
Changes in assets and liabilities, net of acquired assets and liabilities:
(Increase) decrease in trade receivables, net of allowances	(4,230)	630
Increase in interest and other receivables	(550)	-
(Increase) decrease in prepaid expenses and other current assets	(2,221)	19
Decrease in accounts payable and accrued expenses	(339)	(1,448)
Increase in accrued restructuring costs and other liabilities	-	763
Decrease in deferred revenues	(1,278)	-
Cash (used in) provided by discontinued operations	(1,082)	2,645
Net cash used in operating activities	(4,982)	(129)

Cash flows from investing activities:
Increase in restricted cash	(5,742)	-
Purchases of property and equipment	(2,764)	-
Acquisitions, net of cash acquired	(136,868)	(3,296)
Cash provided by discontinued operations	-	173,168
Net cash (used in) provided by investing activities	(145,374)	169,872

Cash flows from financing activities:
Proceeds from sale of minority interest	2,771	-
Increase in debt from borrowings	91,800	-
Principal payments on debt	(472)	-
Proceeds from the exercise of options and warrants	2,153	2
Purchase of treasury stock	-	(352)
Cash used in discontinued operations	-	(133,924)
Net cash provided by (used in) financing activities	96,252	(134,274)
Net (decrease) increase in cash and cash equivalents	(54,104)	35,469
Cash and cash equivalents, at beginning of period	83,536	1,092
Cash and cash equivalents, at end of period	$29,432	$36,561
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,184	$-
Cash paid during the period for taxes	$588	$-

Supplemental disclosure of non-cash investing and financing activities:

For the nine months ended September 30, 2007, the Company issued 5,923,732 shares of its common stock and 50,000 warrants to acquire shares of stock with an aggregate value of $43,312,000 in connection with brand acquisitions. For the nine months ended September 30, 2006, the Company issued 2,500,000 shares of its common stock, 440,000 warrants and options to acquire 106,236 shares of stock with an aggregate fair value of $11,077,000 in connection with the UCC acquisition.

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

We commenced our IP business in June 2006, when we acquired UCC Capital Corporation, which we refer to as UCC. In November 2006, we entered the retail franchising business by acquiring Athlete’s Foot Brands, LLC, (“TAF” or “The Athlete’s Foot”) along with an affiliated company and certain related assets. As a result of this acquisition, we are now the owner of The Athlete’s Foot® brand and related marks. The Athlete’s Foot is an athletic footwear and apparel franchisor with 620 stores in over 38 countries.

In February 2007, we entered the consumer branded products business by acquiring Bill Blass Holding Co., Inc. and two affiliated businesses (“Blass”). The Bill Blass label represents timeless modern American style and is an American legacy brand in the fashion industry.

Also, in February 2007, we acquired MaggieMoo’s International, LLC (“MaggieMoo’s”) and the assets of Marble Slab Creamery, Inc. (“Marble Slab”), two well known and established brands within the hand-mixed premium ice cream category. These acquisitions mark NexCen’s entry into the QSR franchising sector. Together, MaggieMoo's and Marble Slab have 565 stores throughout the United States, Canada, Puerto Rico and the United Arab Emirates.

In May 2007, we expanded our presence in the consumer branded products business when we acquired the Waverly brand from F. Schumacher & Co.. Waverly is a home décor lifestyle brand for harmonious and tasteful decorating.

In August 2007, we expanded our QSR operations when we acquired the Pretzel Time and Pretzelmaker brands from Mrs. Fields Famous Brands, LLC for approximately $30 million. Pretzel Time and Pretzelmaker are established brands in the freshly made, soft baked hot pretzel category. Together, the Pretzel Time and Pretzelmaker brands have 377 franchised locations at September 30, 2007.

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

Licensing and other contractual fees paid to us include a mixture of upfront payments, required periodic minimum payments (regardless of sales volumes), and volume-dependent periodic royalties and license fees (based upon the number or dollar amount of branded products and services sold). Accordingly, our revenues reflect both recurring and non-recurring payment streams.

(b) BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of the Company and it’s wholly and majority-owned subsidiaries. The Condensed Consolidated Balance Sheet as of September 30, 2007, and the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, are unaudited. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the Condensed Consolidated Financial Statements. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the operating results for the full year. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K/A for the year ended December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006.

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

OUR SIGNIFICANT INTERIM ACCOUNTING POLICIES INCLUDE THE FOLLOWING:

(a) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments purchased with original maturities of ninety days or less. Cash and cash equivalents consisted of the following:

(in thousands)	September 30, 2007	December 31, 2006
Cash	$9,228	$10,694
Money market accounts	20,204	72,842
Total	$29,432	$83,536

The cash balance at September 30, 2007, includes approximately $6.4 million of cash received from franchisees and licensees that is being held in trust in accordance with the terms of our BTMU loan agreements (See Note 16 Debt). These funds are applied to the quarterly payments of principal and interest on the BTMU debt and the excess is released to the Company for general corporate purposes.

(b) REVENUE RECOGNITION

Royalties from franchising operations are recorded as revenues as they are earned and become receivable from franchisees. Franchise fee revenue is recognized when all initial required services are performed, which is generally considered to be upon the opening of the franchisee’s store. Royalties from licensing operations are recorded as revenues as they are earned and become receivable from the licensees.

(c) GOODWILL, TRADEMARKS, AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of costs over the fair value of assets related to acquired businesses, and trademarks represents the value of future royalty income associated with the ownership of The Athlete’s Foot, Bill Blass, Marble Slab, MaggieMoo’s, Waverly, Pretzel Time and Pretzelmaker trademarks. Other identifiable intangible assets include the value of non-compete agreements of key executives, and franchise agreements and master development agreements of acquired businesses that are being amortized on a straight-line basis over a period ranging from one to twenty years. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. Goodwill and trademarks acquired in a purchase business combination determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” At each reporting period, we assess trademarks to determine if facts and circumstances have changed, requiring a re-evaluation of the estimated life of the trademarks.

(d) TRADE RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade receivables consist of amounts the Company expects to collect from franchisees for royalties and franchise fees, and from licensees for license fees, net of allowance for doubtful accounts of $877,000 and $530,000, as of September 30, 2007 and December 31, 2006, respectively. The Company provides a reserve for uncollectible amounts based on its assessment of individual accounts. Cash flows related to net changes in trade receivable balances are classified as increases or decreases in trade receivables in the consolidated statement of cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure most financial instruments and certain other items at fair value that are currently required to be measured at historical costs. Adoption of SFAS No. 159 is optional. We currently do not expect to adopt SFAS No. 159.

(2) PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(in thousands)	Estimated Useful Lives	September 30, 2007	December 31, 2006
Furniture and fixtures	7 - 10 Years	$695	$206
Computer and equipment	3 - 5 Years	376	126
Software	3 Years	254	112
Leasehold improvements	Term of Lease	2,527	393
Total Property & Equipment		3,852	837
Less: Accumulated Depreciation and Amortization		(739)	(448)
Property & Equipment, Net		$3,113	$389

Leasehold improvements at September 30, 2007 include $2.0 million of costs for the build out of the Company’s corporate offices in New York. Depreciation and leasehold amortization expense recorded for the three and nine month periods ended September 30, 2007 and 2006, was $123,000, $291,000, $207,000, and $256,000, respectively.

(3) GOODWILL, TRADEMARKS, AND INTANGIBLE ASSETS

The net carrying value of goodwill as of September 30, 2007 and December 31, 2006 by acquired entity is as follows (in thousands):

	September 30, 2007	December 31, 2006
UCC	$37,311	$10,135
The Athlete's Foot	2,433	5,472
Bill Blass	28,290	-
Marble Slab	4,726	-
MaggieMoo's	6,129	-
Waverly	4,906	-
Pretzel Time	429	-
Pretzelmaker	601	-
Total	$84,825	$15,607

The decrease in the net carrying amount of goodwill for The Athlete’s Foot is related to the Company not having to pay any additional consideration under the TAF purchase agreement as discussed in Note 10 Acquisition of The Athlete’s Foot. The increase in goodwill for UCC resulted from contingent consideration paid in September 2007 in accordance with the terms of the UCC merger agreement discussed in Note 9 Acquisition of UCC.

Trademarks as of September 30, 2007 and December 31, 2006 by acquired entity are as follows (in thousands):

	September 30, 2007	December 31, 2006
The Athlete's Foot	$49,000	$49,000
Bill Blass	46,100	-
Marble Slab	20,000	-
MaggieMoo's	16,500	-
Waverly	32,000	-
Pretzel Time	17,000	-
Pretzelmaker	10,500	-
Total	$191,100	$49,000

The increase in trademarks from December 31, 2006 is a result of the Bill Blass, Marble Slab, MaggieMoo’s, Waverly, Pretzel Time and Pretzelmaker acquisitions during the nine months ended September 30, 2007. Trademarks have an indefinite life and are analyzed for impairment on an annual basis or more frequently if events or circumstances indicate that the asset may be impaired.

Other intangible assets as of September 30, 2007 and December 31, 2006 by acquired entity are as follows (in thousands):

	September 30, 2007	December 31, 2006
UCC	$1,370	$1,370
The Athlete's Foot	2,600	2,600
Bill Blass	779	-
Marble Slab	1,109	-
MaggieMoo’s	700	-
Waverly	433	-
Pretzel Time	970
Pretzelmaker	770
Total Other Intangible Assets	8,731	3,970
Less: Accumulated Amortization	(782)	(178)
Other Intangible Assets, net	$7,949	$3,792

Other intangibles is comprised of non-compete agreements of key executives and others, franchise agreements, license agreements and master development agreements, and are being amortized over a period ranging from one to twenty years. Total amortization expense recorded by the Company for the three and nine months ended September 30, 2007 was $267,000 and $604,000, respectively. The following table presents the future amortization expense (in thousands) expected to be recognized over the amortization period of the other intangible assets outstanding as of September 30, 2007:

	Three Months Ending December 31, 2007	Year Ending December 31, 2008	Year Ending December 31, 2009	Year Ending December 31, 2010	Thereafter
UCC	$68	$274	$274	$274	$118
The Athlete's Foot	33	130	130	130	2,058
Bill Blass	59	237	237	99	-
Marble Slab	14	55	55	55	897
MaggieMoo’s	9	35	35	35	566
Waverly	25	102	102	102	61
Pretzel Time	51	202	202	202	279
Pretzelmaker	41	162	162	162	216
Total Amortization	300	$1,197	$1,197	$1,060	$4,195

(4) STOCK BASED COMPENSATION

Total stock-based compensation expense was approximately $848,000, $2,219,000, $388,000 and $1,084,000 for the three and nine months ended September 30, 2007, and 2006, respectively.  A summary of stock option activity under the 2006 Plan, 1999 Plan, the 2000 Plan and warrants outstanding as of September 30, 2007 and changes during the nine months then ended is presented below:

	2006 Plan		1999 Plan		2000 Plan		Warrants		Total
	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price
Outstanding at January 1, 2007	426	$6.88	4,689	$4.19	123	$3.23	1,936	$3.60	7,174	$4.17
Granted	1,273	8.06	-	-	-	-	183	9.86	1,456	8.29
Exercised	-	-	522	2.88	8	0.99	603	3.39	1,133	3.14
Forfeited	3	8.57	104	3.05	26	5.65	-		133	3.67
Expired	-	-	-	-	-	-	-	-	-	-
Outstanding at September 30, 2007	1,696	$7.77	4,063	$4.39	89	$2.71	1,516	$4.45	7,364	$5.16

The total number of options and warrants issued by the Company since January 1, 2007 includes the following:

•
On January 24, 2007, as part of bonuses distributed to employees for the year ended December 31, 2006, the Company issued options to employees exercisable through January 24, 2017 to purchase 51,500 shares of Company common stock at an exercise price of $8.95.

•
On February 15, 2007, in connection with the acquisition of Bill Blass, the Company issued warrants exercisable through February 15, 2017 to purchase 400,000 shares of Company common stock at exercise prices of $8.89. The vesting of these warrants is contingent upon Blass meeting three earnings targets on September 30, 2008, December 31, 2009, and December 31, 2010. As of September 30, 2007, the first earnings target is the only one that has been deemed probable; therefore, the Company has only deemed the first tranche of 133,333 shares as outstanding. On February 21, 2007, the Company issued options exercisable through February 21, 2017 to purchase 5,000 shares of the Company common stock to an employee of Bill Blass at an exercise price of $10.90 per share.

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

•
During the three months ended September 30, 2007, the Company issued options to purchase 305,000 common shares to employees which are exercisable through September 24, 2017 at exercise prices ranging from $7.26 to $10.00 per share. Additionally, the Company granted 775,000 options to members of the Board of Directors exercisable through September 6, 2017 at exercise prices of $6.90 per share.

A summary of the status of the Company’s outstanding grants of options, restricted stock and warrants that remain subject to vesting as of September 30, 2007, and changes during the nine months then ended is presented below:

	2006 Plan		1999 Plan		2000 Plan		Warrants		Total
	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value
Non-Vested at January 1, 2007	426	$2.19	3,619	$1.32	87	$2.28	125	$1.20	4,257	$1.43
Granted	1,273	3.53	-	-	-	-	183	4.17	1,456	3.61
Vested	25	2.31	1,206	1.32	34	2.69	92	1.75	1,357	1.40
Forfeited	3	3.10		-	26	1.78	-	-	29	1.89
Non-Vested at September 30, 2007	1,671	$3.21	2,413	$1.32	27	$2.08	216	$3.48	4,327	$2.17

The total unrecognized compensation cost related to non-vested share-based compensation agreements granted under all stock option plans as of September 30, 2007 is approximately $7.6 million. The cost is expected to be recognized over the weighted-average exercise period of approximately 9.10 years.

The following table includes information on fully vested stock options, stock options outstanding for each plan, fully vested warrants and warrants outstanding as of September 30, 2007:

	2006 Plan		1999 Plan		2000 Plan		Warrants		Total
	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Warrants Outstanding	Warrants Currently Exercisable and Vested	Stock Options Outstanding	Stock Options and Warrants Currently Exercisable and Vested
Number (in thousands)	1,696	25	4,063	1,650	89	62	1,516	1,300	7,364	3,037
Weighted - average exercise price	$7.77	$6.77	$4.39	$4.89	$2.71	$2.63	$4.45	$4.01	$5.16	$4.48
Aggregate intrinsic value (in thousands)	$(1,775)	$(1)	$9,483	$3,017	$402	$278	$3,448	$3,519	$11,558	$6,812
Weighted - average remaining contractual term	9.68	9.08	8.69	6.45	8.13	8.08	3.36	2.40	7.82	4.78

(5) INCOME TAXES

In accordance with the provisions of Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes” and related guidance thereto (“SFAS No. 109”), the Company is currently required to record a non-cash deferred tax expense principally as a result of the difference in accounting for certain intangible assets for book and tax purposes. These intangible assets, which are indefinite lived assets for book purposes, are being amortized for tax purposes over a fifteen year period. As a result, the basis of these assets for income tax purposes will be different from the carrying value for financial reporting purposes. The Company is required to record a deferred tax liability with respect to this difference. The deferred tax liability resulting from these timing differences cannot be offset against the Company’s deferred tax assets under US Generally Accepted Accounting Principles since it relates to indefinite lived assets and is not anticipated to reverse in the same period. In accordance with SFAS No. 109, the Company is required to record a combined federal, state and local deferred tax expense based on its anticipated annual effective tax rate (as that term is defined in SFAS No. 109) from continuing operations in effect for the year ended December 31, 2007, net of any current tax expense. The effective tax rate is evaluated each calendar quarter based on currently available data. For the year ending December 31, 2007, the anticipated effective tax rate is 92% as of September 30, 2007.

Simultaneously, SFAS No. 109 provides that the Company must provide a full valuation allowance against its deferred tax assets for financial reporting purposes. These assets, which consist principally of $777 million of federal tax loss carryforwards that expire at various dates through December 31, 2021, total approximately $446 million and are available to reduce or eliminate the Company’s taxable income in calculating the amount of income tax actually paid. In addition, the Company is not permitted, in its statement of operations, to record a benefit relating to the deferred tax assets which would offset the deferred tax expense. However, the deferred tax assets remain available to the Company to reduce taxable income for tax (but not book) purposes, subject to time and other limitations contained in the Internal Revenue Code and related regulations. Consequently, the Company anticipates it will pay little or no current federal income tax other than alternative minimum taxes, and will be subject to certain state and local taxes.

The current provision for income taxes for the nine months ended September 30, 2007 of $191,000 includes approximately $181,000 of foreign taxes withheld on franchise royalties received from foreign based franchisees in accordance with tax treaties between the U.S. and the respective foreign countries, and $10,000 of state income tax expense. The combined federal and state deferred tax expense is $1,279,000 for the nine months ended September 30, 2007.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Income Taxes” (“FIN 48”) an interpretation of SFAS No. 109 on January 1, 2007. The Interpretation prescribes recognition threshold and measurement parameters for the financial statement recognition and measurement of tax positions taken or expected to be taken in the Company’s tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. At the adoption date of January 1, 2007 and at September 30, 2007, the Company had approximately $73.7 million of total gross unrecognized tax benefits. If recognized, these tax benefits would be subject to a valuation allowance and would not affect our effective tax rate. There are no significant increases or decreases to unrecognized tax benefits anticipated within the next twelve months. As a result of adopting FIN 48, the Company’s net amount of assets and liabilities recognized in the condensed consolidated balance sheet did not change. Therefore, the Company was not required to record a cumulative effect adjustment relating to the adoption.

The Company’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had no accrued interest or penalties as of December 31, 2006 and September 30, 2007. The Company is subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax returns for all years after 2003 are subject to future examination by tax authorities. Currently, no federal or state income tax returns are under examination.

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

Information relating to the calculation of earnings per share is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars are in thousands, except per share data)	2007	2006	2007	2006
Net income (loss)	$117	$(822)	$(326)	$(2,475)
Weighted-average shares outstanding-basic	52,384	46,534	50,801	45,098
Weighted-average shares outstanding-diluted	54,250	48,056	53,400	45,454
Income (loss) per share - basic and diluted from continuing operations	$0.00	$(0.03)	$0.01	$(0.09)
Income (loss) per share - basic and diluted from discontinued operations	$0.00	$0.01	$(0.01)	$0.04
Net loss per share - basic and diluted	$0.00	$(0.02)	$0.00	$(0.05)

(7) RELATED PARTY TRANSACTIONS

The Company receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at this firm is a member of the Company’s Board of Directors.  For the three months ended September 30, 2007 and 2006, fees incurred relating to Kirkland & Ellis LLP were approximately $187,000 and $248,000, respectively. For the nine months ended September 30, 2007 and 2006, fees incurred relating to Kirkland & Ellis LLP were approximately $1,103,000 and $1,075,000, respectively. At September 30, 2007 and December 31, 2006, the Company had outstanding accounts payable due to Kirkland & Ellis LLP of approximately $147,000 and $172,000, respectively.

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

The Company and its subsidiaries are parties, from time to time, in actions for matters arising out of the normal course of business. The Company does not believe that these actions will have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

(b) CONTRACTUAL COMMITMENTS

On October 23, 2006, the Company entered into a new lease for its corporate office having a 126 month term with monthly payments of $70,896 per month starting in month seven and continuing thereafter for five years, and $74,313 per month for the subsequent five years. The Company will record this expense on a straight-line basis of $69,147 per month for each of the 126 months. The lease provides for a security deposit in the form of a letter of credit in the amount of $549,000, which is secured by a cash deposit of equal sum and is included in long term restricted cash on the balance sheet of the Company at September 30, 2007 and December 31, 2006.

In connection with its existing businesses and as a result of businesses acquired during the nine months ended September 30, 2007, the Company is obligated under various leases for office space in New York City, Norcross, Georgia, and other locations which expire at various dates through 2017. These leases, all of which have original terms of more than one year, contain scheduled rent increases or escalation causes. Certain leases also provide for security deposits in the form of a letter of credit. The aggregate amount of letters of credit outstanding is approximately $1.3 million which are secured by restricted cash deposits of equal amounts and which have been included as long term restricted cash at September 30, 2007.

On March 12, 2007, NexCen Acquisition Corp. (“the Issuer”) entered into a master loan agreement with BTMU Capital Corporation. This master loan agreement provides for borrowings pursuant to the issuance of a single class of notes to the Issuer and its wholly-owned subsidiaries (“Co-Issuers”) which are jointly and severally liable for payments required under the notes (See Note 16 Debt).

MaggieMoo’s International, LLC, a wholly owned subsidiary, is contingently liable under guarantees provided in connection with certain retail store lease obligations. The aggregate future minimum rentals due under the various leases is approximately $5.9 million. The Company has made an evaluation of each lease obligation and assessed the probability of claims being filed in connection with the related guarantee. As a result, the Company has recorded a liability in the amount of $3.4 million which represents the net present value of expected future payments under these guarantees.

(c) RESTRICTED CASH

Restricted cash of $5.2 million at September 30, 2007 includes funds held in escrow related to the Marble Slab acquisition. This amount will be paid one year from the acquisition date, on February 28, 2008. Long term restricted cash of $1.8 million includes security deposits relating to letters of credit which secure the facility leases of Bill Blass, Waverly, a facility lease in Norcross, Georgia and the Company’s headquarters in New York City, as well as a security deposit held by the Company for a sub-lease with the buyer of a former business owned by the Company.

At December 31, 2006, the Company had restricted cash of $1.3 million relating to funds held in money market accounts as security for outstanding letters of credit established for the facility leases of a facility in Massachusetts formerly used by one of the businesses we sold in 2004 (which the Company sub leases), and the Company’s headquarters in New York City.

(9) ACQUISITION OF UCC

On June 6, 2006, NexCen acquired UCC for 2.5 million shares of common stock, plus the right to contingent consideration (in the form of an earn-out) of up to an additional 2.5 million shares of common stock and up to $10 million in cash if future performance targets were met following the closing.

On September 5, 2007, the Board of Directors determined that based on the Company’s stock performance and an adjusted annualized earnings calculation (based on the financial statements included in the Quarterly Report Form 10-Q for the period ended June 30, 2007), all performance targets had been satisfied. As a result, the former UCC securityholders received the contingent consideration of 2.5 million shares of common stock (900,000 of which had been held in an escrow account) and $10 million in cash in September 2007.

The Company allocated the initial purchase price of the assets acquired and liabilities assumed at the estimated fair values at the acquisition date. The contingent consideration was recorded as additional goodwill at the fair value of the consideration on the date approved by the Board of Directors. The contingent consideration included a cash payment of $10 million and the issuance of 2.5 million shares of common stock valued at $6.87 per share (which is the average share price for the 5 day period beginning two days prior to the approval date and ending two days after) totaling approximately $27.2 million. The recorded goodwill will not be deductible for tax purposes.

(10) ACQUISITION OF THE ATHLETE’S FOOT

On November 7, 2006, our NexCen Acquisition Corp. subsidiary acquired Athlete’s Foot Brands, LLC, along with an affiliated advertising and marketing fund, and certain nominal fixed assets owned by an affiliated company. The Athlete’s Foot is an athletic footwear and apparel franchisor with 620 retail locations in over 38 countries. The business also provides advertising and marketing support for the benefit of the franchisees, using a portion of the royalties it receives from franchisees. This business operates in our retail franchising segment. The purchase price for this acquisition, excluding contingent consideration, was $53.1 million, consisting of approximately $42.1 million in cash and $9.2 million in our common stock (approximately 1.4 million shares which were valued at $6.55 per share), and $1.8 million in other deal related costs. At the closing on November 7, 2006, we also issued to one of the sellers a three-year warrant to purchase an additional 500,000 shares of our common stock at a per share price of $6.49. On March 12, 2007, we borrowed $26.5 million under a new senior credit facility secured by the assets of The Athlete’s Foot. The purchase agreement required a stand-alone audit of the 2006 financial results of Athlete’s Foot Brands, LLC to determine the amount of contingent consideration to be paid to the sellers. Based on the 2006 financial results of TAF, no contingent consideration was earned and therefore none was paid.

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

The Company allocated the initial purchase price of the assets and liabilities assumed at the estimated fair values resulting in goodwill of approximately $5.5 million, trademarks of $49 million, and franchise and master development agreements valued at approximately $2.6 million. At September 30, 2007, goodwill had decreased to approximately $2.4 million. The reduction in initial goodwill is principally attributable to the reversal of the contingent consideration that will not be paid. The recorded goodwill and trademarks are deductible for tax purposes.

(11) ACQUISITION OF BILL BLASS

On February 15, 2007 the Company, through its subsidiary Blass Acquisition Corp., completed the purchase of all of the outstanding equity interests of Blass. The Bill Blass label represents timeless and modern American style and is an American legacy brand. The Bill Blass brand has from its inception offered women modern, sophisticated and tailored clothing. This business operates in our consumer brands segment. The purchase price for the Blass acquisition included initial consideration of $54.6 million, consisting of $39.1 million in cash and $15.6 million in our common stock (approximately 2.2 million shares which are valued at $7.09 per share). For financial reporting purposes, and in accordance with SFAS 141 and related guidance thereto, the value of shares issued as consideration in connection with the stock purchase agreement is determined by multiplying the number of shares issued by the average closing quoted market price of the shares for the five day period beginning two days prior to the effective date (the date that principal terms of the acquisition were agreed to and announced) of the stock purchase agreement and ending two days after the effective date, or $7.11. Under the terms of the stock purchase agreement, the former stockholders may be entitled to additional consideration of up to $16.2 million provided certain financial goals relating to the business of Blass are achieved. The contingent consideration is payable in cash or stock at the option of the Company.

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

The Company allocated the purchase price of the assets acquired and liabilities assumed at the estimated fair values at the acquisition date. The goodwill and trademarks are not deductible for tax purposes.

(in thousands)

Purchase price:
Cash payments	$39,060
Stock consideration	15,593
Direct acquisition costs	1,246
Total purchase price	$55,899

Allocation of purchase price:
Trademarks	$46,100
Goodwill	28,290
License agreements	779
Assets acquired	2,303
Total assets acquired	77,472
Total liabilities assumed	(21,573)
Net assets acquired	$55,899

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

Blass’ results of operations beginning on February 15, 2007, the date of acquisition, through September 30, 2007, are included in the Condensed Consolidated Statements of Operations.

(12) ACQUISITIONS OF MARBLE SLAB AND MAGGIEMOO’S

Marble Slab On February 28, 2007, the Company completed the purchase of substantially all of the assets of Marble Slab used or intended for use in connection with the operation of the Marble Slab franchising system . Marble Slab is the franchisor of 369 stores located in the United States, Canada, and the United Arab Emirates as of September 30, 2007. Since 1983, each Marble Slab Creamery has featured homemade super-premium ice cream that is hand-rolled in freshly baked waffle cones. This business operates in our QSR segment. The initial consideration of $21 million consisted of cash of $16 million, a promissory note in the principal amount of $3.5 million, and a second promissory note in the principal amount of $1.5 million (together with the first note, the “Promissory Notes”). The Promissory Notes accrue interest at the annual rate of 6% per annum until maturity, which is twelve months from the date of issuance. The Company shall have the right to withhold payment of principal due and owing under the second note in accordance with terms of the escrow agreement.

The Company allocated the purchase price of the Marble Slab assets acquired and liabilities assumed at the estimated fair values at the acquisition date. The recorded goodwill and trademarks are deductible for tax purposes.

(in thousands)

Purchase price:
Cash payments and promissory notes	$21,000
Direct acquisition costs	841
Total purchase price	$21,841

Allocation of purchase price:
Trademarks	$20,000
Goodwill	4,726
Franchise agreements	1,109
Assets acquired	310
Total assets acquired	26,145
Total liabilities assumed	(4,304)
Net assets acquired	$21,841

The original allocation of purchase price was revised to reflect a $142,000 reduction in estimated fair value of liabilities assumed, and consequently goodwill has been reduced.

Marble Slab results of operations beginning on February 28, 2007, the date of acquisition, through September 30, 2007, are included in the Condensed Consolidated Statements of Operations.

MaggieMoo’s On February 28, 2007, the Company and MM Acquisition Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company was merged with and into MaggieMoo's, and MaggieMoo's became a wholly owned subsidiary of the Company (the “Merger”). MaggieMoo’s is the franchisor of 196 stores located in 29 states as of September 30, 2007. Each location features a menu of freshly made super-premium ice creams, mix-ins, smoothies, and custom ice cream cakes. This business operates in our QSR segment. The sellers received initial consideration of approximately $15.9 million, after purchase adjustments of $216,000, consisting of cash of approximately $10.5 million and 234,242 shares of common stock of the Company, with an aggregate value of approximately $2.4 million (based on the average closing quoted market price of the shares for the 15 consecutive trading days ending on (and including) the trading day prior to the date of the merger agreement, or $10.21). For financial reporting purposes, and in accordance with SFAS No. 141 and related guidance thereto, the value of shares issued as consideration in connection with the merger agreement is determined by multiplying the number of shares issued by the average closing quoted market price of the shares for the 5 day period beginning two days prior to the date of the closing of the Merger and ending two days after the date of the closing of the Merger, or $10.51. Included in the initial consideration is approximately $3 million of stock and cash, in the same proportion as the ratio of stock and cash included in the initial consideration, which is being held back by the Company for two years to satisfy potential post-closing purchase price adjustments and indemnity claims. The sellers have the right to receive up to an additional $2 million of consideration in the form of an earn-out, payable on March 31, 2008.

The Company allocated the purchase price of the MaggieMoo’s assets acquired and liabilities assumed at the estimated fair values at the acquisition date. The recorded goodwill and trademarks are deductible for tax purposes.

(in thousands)

Purchase price:
Cash payments	$10,492
Stock consideration	2,462
Initial consideration payable	2,954
Direct acquisition costs	500
Total purchase price	$16,408

Allocation of purchase price:
Trademarks	$16,500
Goodwill	6,129
Franchise agreements	700
Assets acquired	1,600
Total assets acquired	24,929
Total liabilities assumed	(8,521)
Net assets acquired	$16,408

The original allocation of purchase price has been adjusted to reflect an increase of $731,000 in liabilities assumed in connection with the acquisition, and consequently goodwill has been adjusted to reflect this increase.

MaggieMoo’s results of operations beginning on February 28, 2007, the date of acquisition, through September 30, 2007, are included in the Condensed Consolidated Statements of Operations.

(13) ACQUISITION OF WAVERLY

On May 2, 2007, the Company through its wholly owned subsidiary WV IP Holdings, LLC, completed the acquisition of intellectual property assets including primarily trademarks, copyrights, and license agreements relating to the Waverly®, Gramercy® and Village® brands pursuant to an asset purchase agreement with Schumacher for cash consideration of $34.025 million. At the closing, the Company also acquired all of the rights, title and interests of Ellery Homestyles, LLC (“Ellery”), a licensee of the Waverly brand used in connection with the manufacture and sale of home products, under a Right of First Refusal Agreement (“ROFR”) between Waverly Brand Acquisition LLC (an affiliate of Ellery) and Schumacher dated January 3, 2006 for cash consideration of $2.75 million and a warrant to purchase 50,000 shares of the Company’s common stock. The exercise price of the warrant is equal to $12.43, which was the closing price of the Company’s common stock on the day prior to the issuance of the warrant.

The Company allocated the purchase price of the assets acquired at the estimated fair values at the acquisition date. The goodwill and trademarks are deductible for tax purposes. The Company did not assume any liabilities in connection with the acquired assets.

(in thousands)

Purchase price:
Cash payments	$36,775
Warrants	110
Direct acquisition costs	454
Total purchase price	$37,339

Allocation of purchase price:
Trademarks	$32,000
Goodwill	4,906
License agreements	433
Assets acquired	$37,339

The original purchase price has been increased by $254,000 to include additional acquisition costs. Consequently, the original amount allocated to goodwill has been increased.

Waverly results of operations beginning on May 2, 2007, the date of acquisition, through September 30, 2007, are included in the Condensed Consolidated Statements of Operations.

(14) ACQUISITION OF PRETZEL TIME AND PRETZELMAKER

On August 7, 2007, the Company purchased the trademarks, franchise agreements and related intellectual property, of Pretzel Time Franchising, LLC (“Pretzel Time”) and Pretzelmaker Franchising, LLC (“Pretzelmaker”, and together with Pretzel Time the “Pretzel Time and Pretzelmaker Brands”), from Mrs. Fields Famous Brands, LLC, for $29.4 million. Pretzel Time and Pretzelmaker are franchise concepts that offer freshly made soft baked hot pretzels, pretzel bites, pretzel wrapped hot dogs and similar products and assorted beverages and are mainly located in shopping malls and shopping centers throughout the United States.

The purchase price consists of cash of approximately $22.1 million and the issuance of approximately 1 million shares of common stock with an approximate value of $7.3 million based on the Company’s closing stock price immediately prior to the acquisition. In accordance with SFAS No. 141, “Business Combinations” and , the Company recorded the value of stock issued based on the five day average of the Company’s closing stock price beginning two days before the acquisition and ending two days after, or $7.99. No other assets were acquired, and no liabilities were assumed, in connection with the acquisition. The Company allocated the purchase price of the assets acquired at the estimated fair values at the acquisition date based on independent valuations. The goodwill and trademarks will be amortized for tax purposes.

(in thousands)

Purchase price:
Cash payments	$21,999
Stock consideration	7,972
Direct acquisition costs	300
Total purchase price	$30,270

Allocation of purchase price:
Trademarks	$27,500
Franchise agreements	740
Non-compete agreement	1,000
Goodwill	1,030
Assets acquired	$30,270

The results of operations of the Pretzel Time and Pretzelmaker Brands are included in the Condensed Consolidated Statements of Operations beginning on August 7, 2007, the date of acquisition, through September 30, 2007.

(15) PRO FORMA INFORMATION RELATED TO THE ACQUISITIONS

As the purchases of Bill Blass, MaggieMoo’s, Marble Slab, Waverly and the Pretzel Time and Pretzelmaker Brands were material acquisitions, we are providing the pro forma financial information set forth below, which presents the consolidated results as if the acquisitions had all occurred on January 1, 2006. The financial information presented for TAF for the three and nine months ended September 30, 2007 is based on actual results since we owned TAF for all of 2007. The financial information for Bill Blass, MaggieMoo’s, Marble Slab and Waverly for the three months ended September 30, 2007 is also based on actual information since those brands were all acquired prior to June 30, 2007. All of the other financial information for the three and nine month periods ended September 30, 2006 and 2007 are based on the actual results of the brands prior to our ownership and include pro forma adjustments consistent with the annual pro forma adjustments discussed in the Forms 8-K and 8-K/A filed with respect to TAF on November 14, 2006, Bill Blass on May 3, 2007, MaggieMoo’s and Marble Slab on May 10, 2007, Waverly on July 18, 2007 and Pretzel Time and Pretzelmaker on October 23, 2007. This pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
TAF	$2,421	$2,396	$6,155	$6,333
Bill Blass	2,855	2,865	7,618	7,029
MaggieMoo's	1,179	978	2,918	2,817
Marble Slab	1,983	1,317	4,427	4,380
Waverly	2,139	1,704	6,993	4,987
Pretzel Time	935	917	2,667	2,605
Pretzelmaker	532	612	1,686	1,737
Total pro forma revenues	$12,044	$10,789	$32,464	$29,888

Operating income
TAF	$845	$(642)	$2,422	$359
Bill Blass	2,073	1,135	5,653	4,205
MaggieMoo's	314	(367)	5	(913)
Marble Slab	1,211	72	1,433	530
Waverly	894	704	3,880	2,060
Pretzel Time	732	649	1,826	1,645
Pretzelmaker	371	432	1,102	1,097
Total pro forma operating income	$6,440	$1,983	$16,321	$8,983

Net income (loss):
TAF	$208	$(691)	$987	$61
Bill Blass	1,617	977	4,687	2,550
MaggieMoo's	314	(497)	5	(1,357)
Marble Slab	1,203	72	1,428	467
Waverly	466	628	3,452	1,984
Pretzel Time	683	649	1,777	1,645
Pretzelmaker	338	432	1,068	1,097
Total	4,829	1,570	13,404	6,447
Corporate	(4,294)	(822)	(10,179)	(2,475)
Total pro forma net income	$535	$748	$3,225	$3,972

Pro forma net income per share -
basic and diluted	$0.01	$0.02	$0.06	$0.09

Weighted-average shares outstanding-basic	52,384	46,534	50,801	45,098
Weighted-average shares outstanding-diluted	54,250	48,056	53,400	45,454

These amounts include the historical results of the businesses we acquired. We do not intend to assume their historical overhead costs in our corporate structure. As discussed in Note 10 Acquisition of The Athlete’s Foot, TAF was acquired in the prior year on November 7, 2006.

(16) DEBT

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
In March, May, August and September 2007, we borrowed $26.5 million, $27.3 million, $22.0 million and $16.0 million, respectively, under the new credit facility. The borrowings are secured by the assets of The Athlete’s Foot, Bill Blass, Waverly, and Pretzel Time and Pretzelmaker Brands respectively. The Company paid borrowing fees of $265,000, $273,000, $220,000 and $240,000 for The Athlete’s Foot, Bill Blass, Waverly, and Pretzel Time and Pretzelmaker borrowings, respectively, and incurred aggregate transaction costs including borrowing fees and other direct costs of $2.0 million, which are being amortized over five years.

As of September 30, 2007, outstanding borrowings under the facility totaled $91.3 million at initial floating borrowing rates approximating 8.0%. The rate is reset each quarter based upon a measurement of debt leverage to cash flow ratio. Approximately $4.3 million of this amount has been classified as current portion of long-term debt as of September 30, 2007. Interest expense recorded by the Company for the three and nine months ended September 30, 2007 was approximately $1.5 million and $2.7 million respectively.

(17) SEGMENT REPORTING

The Company operates three segments: retail franchising, consumer branded products, and quick service restaurants. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure. The following tables set forth the Company's financial performance by reportable operating segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Franchise management:
Retail franchising	$2,421	$-	$6,155	$-
Quick service restaurants	4,063	-	7,299	-
Total	6,484		13,454	-
Brand management:
Consumer branded products	4,845	-	10,611	-
Total revenues	$11,329	$-	$24,065	$-

Operating income (loss):
Franchise management:
Retail franchising	$884	$-	$2,452	$-
Quick service restaurants	2,232	-	3,019	-
Total	3,116	-	5,471	-
Brand management:		-		-
Consumer branded products	2,920	-	7,311	-
Total brands	6,036	-	12,782	-
Corporate and unallocated expenses	(3,396)	2,568	(9,992)	6,271
Total operating income (loss)	$2,640	$(2,568)	$2,790	$(6,271)
EBITDA:
Franchise management:
Retail franchising	$936	$-	$2,600	$-
Quick service restaurants	2,310	-	3,178	-
Total	3,246	-	5,778	-
Brand management:
Consumer branded products	3,013	-	7,522	-
Total brands	6,259	-	13,300	-
Corporate and unallocated expenses	(2,330)	(1,504)	(7,105)	(4,369)
Total EBITDA	3,929	(1,504)	6,195	(4,369)
Adjustments to reconcile EBITDA to operating income:
Other income	(51)	(469)	(291)	(562)
Stock compensation expense	(848)	(388)	(2,219)	(1,084)
Depreciation and amortization	(390)	(207)	(895)	(256)
Total operating income (loss)	$2,640	$(2,568)	$2,790	$(6,271)

Assets:	September 30, 2007	December 31, 2006
Franchise management:
Retail franchising	$58,642	$59,937
Quick service restaurants	86,018	-
Total	144,660	59,937
Brand management:
Consumer branded products	121,928	-
Total brands	266,588	59,937
Corporate	71,142	98,448
Total assets	$337,730	$158,385

Current and long-term debt:
Franchise management
Retail franchising	$26,268	$-
Quick service restaurants	16,000	-
Total	42,268	-
Brand management
Consumer branded products	49,060	-
Total brands	91,328	-
Corporate	-	-
Total current and long-term debt	$91,328	$-

At December 31, 2006, we had only one operating segment - our retail franchising business.

(18) DISCONTINUED OPERATIONS

For the nine months ended September 30, 2007, the loss from discontinued operations of $453,000 includes the reversal of $647,000 in sales tax liabilities as a result of statute of limitations that have expired and tax settlements with three states related to income tax matters. These reversals are offset by legal fees and other costs of $459,000 incurred in connection with litigation related to a business sold by the Company in 2005. During the second quarter of 2007 the Company recorded a settlement in the amount of $600,000 relating to this litigation which is discussed in Note 8 Commitments and Contingencies.  Discontinued operations for the nine months ended September 30, 2006, includes $1.6 million of profit related to operations of our MBS business that have been reclassified to discontinued operations. At September 30, 2007, the accompanying balance sheet includes approximately $1.5 million in accounts payable and accrued expenses relating to discontinued operations.

(19) SUBSEQUENT EVENTS

On November 8, 2007, the Company borrowed an additional $19 million secured by the assets of MaggieMoo’s and Marble Slab under its credit facility with BTMU at an initial interest rate of LIBOR plus 2.65%, or approximately 7.50%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

FORWARD-LOOKING STATEMENTS

We make statements in the Quarterly Report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect” and similar words often indicate that a statement is a “forward-looking statement.” Statements about non-historic results also are considered to be forward-looking statements. None of these forward-looking statements are guarantees of future performance or events, and they are subject to numerous risks, uncertainties and other factors. These risks, uncertainties and other factors include, but are not limited to:

•	we may not be successful in implementing our new IP strategy;

•	we may not be able to acquire IP or IP-centric companies or finance or exploit them on terms that are acceptable to us;

•	we are likely to face substantial competition in seeking to acquire and market desirable IP and IP-centric companies, and competitors may have substantially greater resources than we do;

•	we may not be successful in operating or expanding our acquired businesses or integrating them into an overall IP business strategy;

•	we may not be able to borrow desired amounts at desired times in accordance with the terms of our master loan agreement;

•
we will be subject to risks associated with incurring indebtedness, including interest expense and the obligation to satisfy covenants contained in our master loan agreement, and these could have a negative impact on our business and results and could reduce our flexibility in some circumstances;

•	risks associated with marketing and licensing our acquired trademarks and with successfully developing and marketing new products particularly in light of rapidly changing fashion and market trends;

•	risks associated with the ability of licensees and franchisees to successfully market and sell branded products, competition;

•	we may not be able to realize value from our accumulated tax loss carry forwards, because of a failure to generate sufficient taxable earnings, regulatory limits or both;

•	general regional and national economic conditions;

•	loss or departure of one or more members of our senior management; and

•	the market price of our stock may be volatile, which could make the use of our stock as consideration for acquisitions less attractive to potential sellers.

Given the risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed throughout this Report, in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2006 and our other periodic reports filed with the Securities and Exchange Commission. Forward-looking statements reflect our reasonable beliefs and expectations as of the date of this Report, and we have no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Through November 7, 2007, we have acquired seven brands, as follows:

Franchise Management:
Retail Franchising

•	The Athlete’s Foot (acquired November 7, 2006)

QSR franchising

•	Maggie Moo’s (acquired February 28, 2007)
•	Marble Slab (acquired February 28, 2007)
•	Pretzel Time (acquired August 7, 2007)
•	Pretzelmaker (acquired August 7, 2007)

Brand Management:
Consumer Branded Products

•	Bill Blass (acquired February 15, 2007)
•	Waverly (acquired May 2, 2007)

Our operating segments are discussed in Note 17 to our Unaudited Condensed Consolidated Financial Statements included in this Report.

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

Our IP business strategy is to generate revenue from licensing and other commercial arrangements with third parties who want to use the IP that we own, acquire and manage. These third parties pay us licensing and other contractual fees and royalties (including franchise fees) for the right to use our IP on either an exclusive or non-exclusive basis. Our contractual arrangements may apply to a specific product market, a specific geographic market, or to multiple markets. Because of the changes in our business, our financial results have varied significantly from one period to the next. As we expand our IP strategy, our financial results are likely to continue to change significantly over the near term.

In reviewing our results for the third quarter of 2007, you should keep in mind the following factors:

•
Comparisons to prior periods are not yet meaningful, because we did not initiate our IP business strategy until the second half of 2006 and did not begin to earn royalties or license and franchise fees until halfway through the fourth quarter of 2006, when we acquired The Athlete’s Foot.

•
Of the seven IP brands we owned and operated at September 30, 2007, we owned only one -- The Athlete’s Foot -- for the entire nine months of 2007. Our results through September 30, 2007 include Bill Blass for seven and one half months, Maggie Moo’s and Marble Slab for seven months, Waverly for approximately five months, and Pretzel Time and Pretzelmaker for less than two months. In addition, MaggieMoo’s and Marble Slab’s revenue streams are subject to wide seasonal fluctuations. Consequently, our nine month results are not indicative of what we expect our results to be in future periods.

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

References in the Report to “we,” “our” and the “Company” are to NexCen Brands, Inc. and its subsidiaries, collectively. We discuss our business in detail in Item 1 of our 2006 Annual Report on Form 10-K/A, and we discuss the risks affecting our business in Item 1A of that Annual Report.

We own the proprietary rights to a number of trademarks used in this Report which are important to our business, including The Athlete’s Foot, Bill Blass, MaggieMoo’s, Marble Slab, Waverly, Pretzel Time and Pretzelmaker. We have omitted the “®” and “TM” trademark designations for such trademarks in this Report. Nevertheless, all rights to such trademarks named in this Report are reserved.

TAX CONSIDERATIONS

An important aspect of our business strategy is to realize value, in the form of tax savings, from our accumulated tax loss carryforwards. Under federal and certain state tax laws, we may use these carryforwards to substantially reduce the income taxes we otherwise would have to pay on future taxable income. In addition, these tax loss carryforwards will not be available to offset certain state and foreign taxes, as well as the federal alternative minimum tax. However, we expect that these tax loss carryforwards will substantially reduce our overall cash expenses, as compared to amounts that would otherwise be due, to the extent that we generate sufficient taxable income to make use of these carryforwards. Limitations on our ability to recognize tax loss carryforwards as deferred tax assets on our balance sheet and to offset them against deferred tax expenses are discussed in Note 5 to the Unaudited Consolidated Financial Statements contained in this Report. As a result, we could have little current income tax liability for a period of time. Our ability to realize value from these tax loss carryforwards is subject to various risks and uncertainties, including regulations that, under certain circumstances, may limit our ability to use these carryforwards to reduce future taxes that we might otherwise owe. These risks and uncertainties are discussed at length in our 2006 Annual Report on Form 10-K/A, in Item 1 under the heading “Tax Loss Carry Forwards” and in Item 1A under the heading “Risks of Our Tax Loss Carry Forwards.”

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are the accounting policies that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective or complex estimates and judgments. Our critical accounting policies include valuation of our deferred tax assets and impairment testing of goodwill and intangible assets. These critical accounting policies are discussed in detail in our 2006 Annual Report on Form 10-K/A in Item 7 under the heading “Critical Accounting Policies.” We also discuss our significant accounting policies in Note 1 to our Unaudited Condensed Consolidated Financial Statements contained in this Report and in Notes 2 and 3 to our Audited Consolidated Financial Statements included in Item 8 in our 2006 Annual Report on Form 10-K/A.

New accounting pronouncements are discussed in Note 1 to the Unaudited Condensed Consolidated Financial Statements contained in this Report.

COMPARISON OF RESULTS FOR THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

RESULTS OF CONTINUING OPERATIONS

Income (Loss) From Continuing Operations

We recognized income from continuing operations of $123,000 and $127,000 for the three and nine months ended September 30, 2007, respectively, compared to losses from continuing operations of $1.4 million and $4.1 million, for the same periods in 2006, as a result of the implementation of our IP-centric business model. No revenues were earned in the first nine months 2006 in connection with the new business model.

Royalty, Licensing and Franchise Fee Revenue

We recognized $11.3 million and $24.1 million in revenues for the three and nine months ended September 30, 2007, respectively, as a result of owning seven brands, six of which were acquired during the first nine months of 2007. Of the $24.1 million in revenues recognized for the nine month period, $10.6 million related to franchising royalties, $10.7 million related to licensing, and $2.7 million related to franchise fees, compared to $0 for each in 2006. Royalty and licensing revenues are recorded as they are earned and become receivable from franchisees. Franchise fee revenue is recognized when all initial services are performed, which is generally considered to be upon the opening of the applicable franchisee store. Our revenues, especially those derived from our premium ice cream franchisees, are subject to seasonal fluctuations.

Total Operating Expenses

Operating expenses of approximately $8.7 million and $21.3 million for the three and nine months ended September 30, 2007, respectively, increased $6.1 million and $15.0 million, from the same periods in 2006. The increase reflects an increase in selling, general and administrative costs and stock based compensation resulting from the acquisitions of the brands we own.

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

Corporate SG&A expenses of $2.1 million and $6.2 million for the three and nine months ended September 30, 2007, respectively, increased $.5 million and $2.8 million, from the same periods in 2006. The increase primarily reflects additional costs resulting from the hiring of corporate staff to support our acquisition activity and growth of the company. Additionally, we recorded SG&A expenses for our brands of $4.7 million and $10.0 million for the three and nine months ended September 30, 2007 compared to $0 in 2006. Of the $10.0 million of brand related SG&A expenses recorded for the nine month period ended September 30, 2007, $4.0 million related to our QSR segment, $3.2 million related to our retail franchising segment, and the remainder related to our consumer branded products segment. Personnel employed by the Company increased from 20 employees at September 30, 2006 to 96 employees at September 30, 2007 as a result of our acquisitions.

Professional Fees

Corporate professional fees of $310,000 and $1.1 million for the three and nine months ended September 30, 2007, respectively, represent the costs of outside professionals, primarily related to legal expenses associated with our public reporting, compliance, and corporate finance activities and accounting fees related to auditing and tax services. Professional fees related to our Brands of $356,000 and $767,000 for the three and nine months ended September 30, 2007, respectively, include accounting fees and legal expenses associated with franchising activities, trademark and copyright maintenance.

Depreciation and Amortization

Depreciation expenses arise from property and equipment purchased for use in our operations. Amortization costs arise from intangible assets acquired in acquisitions.

Depreciation and amortization of $390,000 and $895,000 for the three and nine months ended September 30, 2007, respectively, increased $183,000 and $639,000 from the same periods in 2006. The increase primarily reflects the amortization of intangible assets related to a non-compete agreement with our chief executive officer, and amortization of intangibles of franchise agreements, license agreements, and master development agreements related to the TAF, Blass, Marble Slab, MaggieMoo’s, Waverly, and Pretzel Time and Pretzelmaker acquisitions.

Stock Compensation Expense

We adopted SFAS No. 123R, “Share-Based Payment” in the first quarter of 2006. At that time we began to recognize compensation expense over the service period for the fair value of all equity based award grants issued after January 1, 2006, as well as expense attributable to the remaining service period for all prior grants that had not fully vested by that date.

Stock compensation expense of $848,000 and $2.2 million for the three and nine months ended September 30, 2007, respectively, increased $460,000 and $1,135,000, from the same periods in 2006. The increase results from the granting of a total of approximately 6,822,000 options and warrants in 2006 and the first 9 months of 2007. These options and warrants were issued to provide long-term incentive packages to new key executives and other senior managers that we hired in 2007 and 2006, including individuals who were employed by UCC, The Athlete’s Foot, Bill Blass, Marble Slab, and Waverly prior to their acquisition by us (See Note 4 to the Unaudited Condensed Consolidated Financial Statements).

Interest Income

We recognized interest income of $320,000 and $1.5 million for the three and nine months ended September 30, 2007, respectively, compared to $733,000 and $1.6 million, for the same periods in 2006. The amounts recognized in 2007 reflect interest earned on our cash balances. In the first quarter of 2006, most of our available cash was invested in MBS, and earnings on such investments are reported as part of the results of discontinued operations.

Interest Expense

Interest expense of $1.6 million and $2.8 million for the three and nine months ended September 30, 2007, respectively, reflects interest incurred in connection with our borrowings under the BTMU agreement (See Note 16 to the Unaudited Condensed Consolidated Financial Statements), and $140,000 of imputed interest related to a long-term consulting agreement liability, assumed with The Athlete’s Foot acquisition, which expires in 2028.

Other Income (Expense)

Other income of $51,000 and $291,000 for the three and nine months ended September 30, 2007, respectively, decreased $418,000 and $271,000, from the same periods in 2006, and primarily reflects loan servicing revenue received in 2007. The Company merged with UCC Capital in June, 2006 and as a result the operating results for the third quarter of 2006 includes loan servicing revenue derived from loans initiated and/or serviced by UCC. We expect the loan servicing activity to continue to decrease throughout 2007 and beyond as the underlying loans are repaid. Other income in 2007 also includes recoveries of $49,000 received from a venture capital investment, which had been written off in 2002. We record these recoveries as we receive them as the extent of future payments, if any, cannot be readily determined.

Minority Interest

Minority interest expense of $56,000 and $198,000 for the three and nine months ended September 30, 2007, respectively, represents approximately 10% of the after tax net income attributable to the Bill Blass business which is jointly owned 90% by NexCen Acquisition Corp. and 10% by Designer Equity Holdings, LLC, an entity controlled by a licensee of the Blass trademark.

Income Taxes

The current provision for taxes for the nine months ending September 30, 2007 of $191,000 includes approximately $181,000 of foreign taxes withheld on franchise royalties received from foreign based franchisees in accordance with tax treaties between the U.S. and the respective foreign countries and $10,000 of state income tax expense.

The Company computes its combined current and deferred quarterly income tax expense or benefit based upon an estimate of the annual effective tax rate from continuing operations. The Company’s effective tax rate from continuing operations was 0% and 97%, in the first and second quarters of 2007, respectively. In the third quarter of 2007, the Company has pre-tax income from continuing operations of $1.3 million and as a result it recorded a tax provision based on the estimated effective tax rate for the third quarter which approximates 92%. The combined federal and state deferred tax expense of $1.3 million for the nine months ended September 30, 2007 results primarily from timing differences relating to the Athlete's Foot, MaggieMoo’s, Marble Slab, Waverly, Pretzel Time and Pretzelmaker trademarks, which are amortized over fifteen years for tax purposes but which are not amortized for book purposes. The deferred tax liability resulting from these timing differences cannot be offset against the Company's deferred tax assets under U.S. generally accepted accounting principles since the deferred tax expense relates to an indefinite-lived asset and is not anticipated to reverse in the same period. The Company anticipates that cash paid for income taxes for 2007 will be minimal due to the amortization of trademarks for tax purposes and the availability of net operating loss carryforwards. The Company anticipates that it will only pay federal alternative minimum taxes, foreign taxes withheld at source and certain state and local income and franchise taxes. This current tax expense reflects the Company’s expectation of its cash tax obligations. Current income tax expense represents approximately 5% and 12% of pre-tax income from continuing operations for the three and nine months ended September 30, 2007.

For a further discussion of the Company’s tax situation, including deferred tax assets and liabilities, see Note 5 to the Unaudited Consolidated Financial Statements contained in this Report.

Discontinued Operations

During the three and nine months ended September 30, 2007, discontinued operations of $(6,000) and $(453,000), respectively, reflects the reversal of $0 and $647,000, respectively, in sales tax liabilities where the statue of limitations has expired and includes tax settlements with three states related to income tax and voluntary disclosure events. This reversal is offset by legal fees and other costs of $6,000 and $459,000, respectively, incurred in connection with litigation related to the Transportation business sale. Additionally, during the quarter the Company recorded a settlement in the amount of $600,000 relating to the Transportation business sale and is discussed in Note 8 to the Unaudited Condensed Consolidated Financial Statements.  Discontinued operations for the three and nine months ended September 30, 2006, includes $544,000 and $1.6 million of profit, or $0.01 and $0.03 per share, respectively, related to operations of our MBS business that have been reclassified to discontinued operations. At September 30, 2007, the accompanying balance sheet includes approximately $1.5 million in accounts payable and accrued expenses relating to discontinued operations.

FINANCIAL CONDITION

During the nine months ended September 30, 2007, our total assets increased by $179 million, while our total liabilities increased by $128 million. These changes reflect the additional trademarks and goodwill acquired in the acquisitions of Bill Blass, MaggieMoo’s, Marble Slab, Waverly, Pretzel Time and Pretzelmaker Brands during the period, offset by a decrease in cash which was utilized for the acquisitions. In addition, we borrowed $91.8 million in 2007 secured by the assets of The Athlete’s Foot, Bill Blass, Waverly, Pretzel Time and Pretzelmaker under our credit facility with BTMU, which is described in Note 16 to the Unaudited Condensed Consolidated Financial Statements. These borrowings increased both our cash on hand and our indebtedness. On November 8, 2007, the Company borrowed an additional $19.0 million secured by the assets of MaggieMoo’s and Marble Slab. This borrowing increased cash and debt to approximately $50 million and $110 million, respectively.

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

Although we had more than $83 million of cash on hand at December 31, 2006, we concluded that securing an additional source of liquidity was important to ensure our continued ability to fund acquisitions and the expansion of our business. Accordingly, on March 12, 2007 we entered into a new $150 million bank credit facility, the terms of which are discussed in Note 16 to the Unaudited Condensed Consolidated Financial Statements. We believe that the combination of cash on hand and available borrowings under this new credit facility will provide us with sufficient liquidity to meet current operations and planned business growth for at least the next twelve months.

Additional sources of liquidity, if needed, may be available through additional bank borrowings and market sales or private placements of debt or equity securities. We cannot assure that any such additional borrowings or sales of securities will be available to us (should they be needed in the future) on favorable terms and conditions or at all. Such sources of additional liquidity are subject to many risks and uncertainties that are not within our control, such as changes in the condition of the capital markets and prevailing bank loan terms, as well as the trading price of our common stock. In addition, as discussed in Item 1A of our 2006 Annual Report on Form 10-K/A under the heading “Risks of Our Tax Loss Carry Forwards,” issuing significant amounts of additional shares of our capital stock can result in limitations on our ability to use our tax loss carry forwards in the future. The market price of our common stock has been, and may continue to be, volatile, which could result in a reduction of the market price of our common stock and, among other things, make it more expensive for us to complete acquisitions using our stock as consideration. Our ability to grow through the acquisition of additional IP assets and businesses will depend on the availability of capital to complete acquisitions.

The following table reflects use of net cash for operations, investing, and financing activities for the nine month periods ended September 30,

(IN THOUSANDS)	2007	2006
Net cash used in operating activities	$(4,982)	$(129)
Net cash (used in) provided by investing activities	(145,374)	169,872
Net cash provided by (used in) financing activities	96,253	(134,274)
Net (decrease) increase in cash and cash equivalents	$(54,104)	$35,469

Net cash used in operating activities was $5.0 million in 2007 compared to $129,000 in 2006. The cash used in operating activities in 2007 is primarily a result of the increase in accounts receivable and prepaid expenses reflecting growth in the businesses we acquired. The cash provided from operations in 2006 was a result of the MBS activity.

Net cash used in investing activities was $145.4 million in 2007, primarily resulting from the acquisitions of Bill Blass, Marble Slab, MaggieMoo’s, Waverly, Pretzel Time, and Pretzelmaker during the nine months ended September 30, 2007. Cash provided by investing activities of $170 million for 2006, related primarily to approximately $173 million in proceeds from the sale of certain MBS investments net of $3 million of principal repayments on our MBS investments.

Net cash provided by financing activities in 2007 of $96 million primarily reflects the funds received by The Athlete’s Foot, Bill Blass, Waverly and Pretzel Time and Pretzelmaker Brands from the BTMU facility which is discussed in Note 16 to the Unaudited Condensed Consolidated Financial Statements, as well as the funds received by the Company from the sale of minority interest in Bill Blass Jeans, LLC as discussed in Note 11 to the Unaudited Condensed Consolidated Financial Statements. Net cash used in financing activities in 2006 of $134 million primarily related to the repayment of all of the Company’s remaining outstanding short-term borrowings under repurchase agreements that were used to fund MBS investments. These borrowings were repaid out of the proceeds from sales of, and principal payments on, MBS investments.

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

CONTRACTUAL OBLIGATIONS

The following table reflects our contractual commitments, including our future minimum lease payments as of September 30, 2007:

	Payments due by period
Contractual Obligations ($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$91,328	$4,273	$24,225	$56,596	$6,235
Capital Lease Obligations	63	42	21	-	-
Operating Leases	15,206	1,665	3,453	3,366	6,722
Purchase Obligations	8,054	5,100	2,954	-	-
Other Long-Term Liabilities Reflected on the Registrants Balance Sheet under GAAP	-	-	-	-	-
Total	$114,651	$11,079	$30,653	$59,961	$12,958

The long-term debt relates to the borrowings under the BTMU Capital Corporation facility (See Note 16 to the Unaudited Condensed Consolidated Financial Statements). The operating lease obligations reflect real estate leases in New York City, Norcross, Georgia, Columbia, Maryland, and Houston, Texas and Marlborough, Massachusetts (both of which we sub-lease). The purchase obligations include deferred consideration and contingent consideration related to the Bill Blass, Marble Slab, and MaggieMoo’s acquisitions. We have not included contracts for maintenance support on hardware or software that we own because we generally pay in advance for these services and have the option of choosing whether or not to renew these services each year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks, which exist as part of our ongoing business operations. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in these forward-looking statements.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. At September 30, 2007, the Company had outstanding borrowings of $91.3 million under its credit facility, secured by the assets of The Athlete’s Foot, Bill Blass, Waverly, and Pretzel Time and Pretzelmaker brands. The interest rate on these borrowings is based on three month LIBOR rates plus a margin. The Company is subject to interest rate risk from fluctuations in the LIBOR rate. LIBOR rates fluctuate on a daily basis. The LIBOR rate for our debt resets every 90 days. At December 31, 2006, we had no outstanding borrowings or other debt. If our bank requests it, we will be obligated to hedge the interest rate exposure on our outstanding loans.

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

Foreign Exchange Rate Risk

The Company is exposed to fluctuations in foreign currency due to its international franchisees. Several of the brands we own have franchisees or licensees located in countries that transact business in currencies other than the U.S. dollar. The foreign currency is translated into U.S dollars to determine the amount of royalties due to the Company. Although we have franchisees and licensees throughout the world for our various brands, our primary foreign currency exchange exposure involves the Australian dollar, as approximately one-third of our international stores for The Athlete’s Foot as of September 30, 2007, are located in Australia. However, because more than two-thirds of The Athlete’s Foot revenue is generated from domestic franchisees, and because the most of the Company’s other franchisees and licensees are concentrated in the United States, the overall exposure to foreign exchange gains and losses is not expected to have a material impact on the consolidated results of operations.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), management carried out an evaluation, with the participation of the Company’s chief financial officer and chief executive officer, of the effectiveness of the Company’s disclosure controls and procedures, as of September 30, 2007. Based on their evaluation as of September 30, 2007, the chief executive officer and chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting and Disclosure Controls and Procedures

We acquired The Athlete’s Foot in November 2006, Bill Blass, MaggieMoo’s and Marble Slab in February 2007, Waverly in May 2007, and Pretzel Time and Pretzelmaker in August 2007. During the quarter ended September 30, 2007, we implemented additional controls to address the operations and financial reporting processes of certain of these acquisitions, particularly The Athlete’s Foot. Additional controls that we implemented included processes related to revenue recognition. In the judgment of management, the implementation of these additional controls constitute a change during the quarter ended September 30, 2007 in the Company’s internal control over financial reporting that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting. We are continuing the process of incorporating all of these acquired businesses' operations and financial reporting processes with and into our existing system of internal financial reporting controls. The Company’s internal control over financial reporting will likely be materially affected in the future by implementing appropriate additional internal controls over financial reporting to account for these acquisitions.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 to the Unaudited Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in Part I - Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2006. Based on continuing changes to our business and volatility in the price of our common stock, we have updated and revised two of the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2006:

The market price of our common stock has been, and may continue to be, volatile, which could reduce the market price of our common stock and, among other things, make it more expensive and difficult for us to complete acquisitions using our stock as consideration.

Since we announced the acquisition of UCC and the hiring of Mr. D’Loren, the trading price of our common stock has experienced significant price and volume fluctuations. This market volatility could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to actual or anticipated variations in our quarterly operating results, announcements by us or by third parties on whom we rely or against whom we compete, factors affecting the markets in which we do business or changes in national or regional economic conditions. If our stock price declines, sellers of IP and IP-centric businesses may be less willing to accept shares of our common stock as consideration for a portion of future acquisitions. In addition, if sellers are willing to accept shares of our common stock, we may be required to issue additional shares to complete such acquisitions, which would make acquisitions more dilutive to our stockholders. The market price of our common stock also could be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies against whom we compete or companies in the industries in which our licensees compete.

Acquisitions involve numerous risks that we may not be able to address or overcome, and could result in acquisitions that negatively affect our business and financial results.

Even if we are successful in completing IP-centric acquisitions, we may not be able to successfully integrate or achieve or maintain profitability levels that will justify our investments in those acquisitions. Among other things, we may not be able to realize anticipated benefits from our acquisitions, including various synergies and economies of scope and scale. Each acquisition involves numerous risks, any of which could have a detrimental effect on our results of operations and/or the value of our equity. These risks include, among others:

•	overpaying for acquired assets or businesses;

•	being unable to license, market or otherwise exploit IP that we acquire on anticipated terms or at all;

•	negative effects on reported results of operations from acquisition-related expenses and amortization or impairment of acquired intangibles;

•	diversion of management's attention from management of day-to-day operational issues;

•	failing to maintain focus on, or ceasing to execute, core strategies and business plans as our IP portfolio grows and becomes more diversified;

•	failing to achieve synergies across our diverse IP portfolio;

•	failing to acquire or hire additional successful managers, or being unable to retain critical acquired managers;

•	potential adverse effects of a new acquisition on an existing business or business relationship;

•
failing to integrate acquired businesses with our existing businesses due to unanticipated costs and difficulties, which may disrupt our existing businesses or delay or diminish our ability to realize financial and operational benefits from those acquisitions; and

•
underlying risks of the businesses that we acquire, which may differ from one acquisition to the next, including those related to entering new lines of business or markets in which we have little or no prior experience.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 1.6 million shares of common stock to former UCC security holders as described in Item 8.01of the Form 8-K filed on September 5, 2007.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 5, 2007, the Company held its 2007 Annual Meeting of Stockholders at which nine directors were elected to hold office until the 2008 Annual Meeting of Stockholders and the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 was ratified. Additional information on the 2007 Annual Meeting of Stockholders is detailed in the Current Report on Form 8-K filed on September 6, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS

Exhibits

*2.1
Asset Purchase Agreement dated August 7, 2007, by and among NexCen Asset Acquisition, LLC, NexCen Brands, Inc., Pretzel Time Franchising, LLC, Pretzelmaker Franchising, LLC, and Mrs. Fields Famous Brands, LLC. (Designated as Exhibit 2.1 to the Form 8−K filed on August 8, 2007)

*4.1
Registration Rights Agreement dated August 7, 2007, by and among NexCen Brands, Inc., Pretzelmaker Franchising, LLC, and Pretzel Time Franchising, LLC. (Designated as Exhibit 4.1 to the Form 8−K filed on August 8, 2007)

*9.1
Voting Agreement dated August 7, 2007, by and among NexCen Brands, Inc., Pretzelmaker Franchising, LLC, and Pretzel Time Franchising, LLC. (Designated as Exhibit 9.1 to the Form 8−K filed on August 8, 2007)

10.1	Employment agreement by and between NexCen Brands, Inc. and Sue Nam

31.1	Certification pursuant to 17 C.F.R § 240.15d−14 (a), as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002 for Robert W. D’Loren.

31.2	Certification pursuant to 17 C.F.R § 240.15d−14 (a), as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002 for David B. Meister.

**32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002 for Robert W. D’Loren and David B. Meister.

________________________
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

Dated:	November 9, 2007
NexCen Brands, Inc.

By:	/s/ David B. Meister
David B. Meister
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)