Form 10-K
period 2007-12-31
NexCen Brands, Inc.
filed 2008-03-21
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $505,033,738 ($11.14 per share) as of June 30, 2007.

As of March 1, 2008, 56,616,764 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant will disclose the information required under Part III, Items 10, 11, 12, 13, and 14 by (a) incorporating the information by reference from the registrant’s definitive proxy statement or (b) filing an amendment to this Form 10-K which contains the required information no later than 120 days after the end of the registrant’s fiscal year.

NEXCEN BRANDS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, we make statements that are considered forward-looking statements within the meaning of the Securities Act of 1934, as amended. The words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect,” and similar expressions often indicate that a statement is a “forward-looking statement.” Statements about non-historic results also are considered to be forward-looking statements. None of these forward-looking statements are guarantees of future performance or events, and they are subject to numerous risks, uncertainties and other factors. Given the risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in Item 1A of this Report under the heading “Risk Factors,” as well as elsewhere in this Report. Forward-looking statements reflect our reasonable beliefs and expectations as of the time we make them, and we have no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

General Overview

NexCen Brands is a vertically integrated global brand management and franchising company. Our business is focused on managing, developing and acquiring intellectual property, which we refer to as IP, and IP-centric businesses operating in three segments: Consumer Branded Products, Retail Franchising and Quick Service Restaurant Franchising (which we refer to as “QSR” Franchising). We own, license, franchise and market a growing portfolio of brands including Bill Blass, Waverly, The Athlete's Foot, Shoebox New York, Great American Cookies, MaggieMoo's, Marble Slab Creamery, Pretzel Time, and Pretzelmaker. We license and franchise our brands to a network of leading retailers, manufacturers and franchisees that includes every major segment of retail distribution from the luxury market to the mass market in the United States and in over 50 countries around the world. Our franchise network consists of approximately 1,900 retail stores.

We commenced our current business in June 2006, when we acquired UCC Capital Corporation, which we refer to as UCC. Upon the closing of that acquisition, Robert W. D’Loren, who was the president and chief executive officer of UCC, became our president and chief executive officer and a member of our Board of Directors.

In November 2006, we entered the retail franchising business by acquiring Athlete’s Foot Brands, LLC, along with an affiliated company and certain related assets (“The Athlete’s Foot” or “TAF”). The Athlete’s Foot is one of the largest athletic footwear and apparel franchisors with approximately 640 franchised units in over 40 countries.

In February 2007, we entered the consumer branded products business by acquiring Bill Blass Holding Co., Inc. and two affiliated businesses (“Bill Blass”). The Bill Blass label represents timeless, modern American style.

Also in February 2007, we acquired MaggieMoo’s International, LLC (“MaggieMoo’s”) and the assets of Marble Slab Creamery, Inc. (“Marble Slab”), two well known and established brands within the hand-mixed, premium ice cream category, having a combined total of approximately 580 franchised units. With these acquisitions NexCen entered the QSR franchising business.

In May 2007, we expanded our consumer branded products business by acquiring all of the intellectual property and license contracts related to the Waverly brand.  Waverly is a premier lifestyle brand with an array of licensed home furnishings products, including fabrics, wallpapers, paint, bedding, window treatments, and decorative accessories.

In August 2007, we acquired substantially all of the assets of Pretzel Time Franchising, LLC (“Pretzel Time”) and Pretzelmaker Franchising, LLC (“Pretzelmaker”), adding two hand-rolled pretzel chains with approximately 380 franchised units worldwide to our QSR franchising business.

In January 2008, we acquired the trademarks and other intellectual property of The Shoe Box, Inc. (“Shoebox”) in partnership with the Camuto Group, a premier women's fashion footwear company. Shoebox is a multi-brand luxury shoe retailer based in New York with nine locations. The partnership has begun franchising the Shoebox's luxury footwear concept domestically and internationally under the Shoebox New York brand.

In January 2008, we also acquired substantially all of the assets of Great American Cookie Company Franchising, LLC and Great American Manufacturing, LLC (collectively, “Great American Cookies”). This transaction added another premium treat brand and approximately 300 franchised units to our QSR portfolio.

More detailed information about The Athlete’s Foot, Bill Blass, MaggieMoo’s, Marble Slab, Pretzel Time, Pretzelmaker, Shoebox, Waverly and Great American Cookies acquisitions is included below under the caption “Company Segments.”

We are continuously evaluating various other potential acquisitions and are actively exploring opportunities to acquire additional IP-centric businesses.

We own the proprietary rights to a number of trademarks discussed in this report which are important to our business, including The Athlete’s Foot, Bill Blass, Great American Cookies, MaggieMoo’s, Marble Slab, Pretzel Time, Pretzelmaker, Shoebox New York and Waverly. We have omitted the “®” and “TM” trademark designations for such trademarks in this Report. Nevertheless, all rights to such trademarks named in this Report are reserved.

Our Business

Operations and Strategy

We operate a brand management and franchising business in three segments: Consumer Branded Products, Retail Franchising and QSR Franchising. We generate revenue from licensing, franchising and other commercial arrangements with third parties who want to use our brands and associated IP, including trademarks, trade names, copyrights, franchise rights, patents, trade secrets, know-how and other similar valuable property. These third parties pay us licensing, franchising and other contractual fees and royalties for the right to use our IP on either an exclusive or non-exclusive basis. Our contractual arrangements may apply to a specific demographic product market, a specific geographic market or to multiple demographics and/or geographic markets.

We receive licensing, franchising and other contractual fees that include a mixture of upfront payments, required periodic minimum payments (regardless of sales volumes), and volume-dependent periodic royalties (based upon the number or dollar amount of branded products sold). Accordingly, our revenues reflect both recurring and non-recurring payment streams.

We operate our brand management and franchising business in what we call a “value net” business model. This model does not require us to incur substantial operating or capital costs in running our business, as we generally do not manufacture, warehouse or distribute the branded products associated with the IP we acquire or build stores in the case of franchise operations. In connection with the recent acquisition of Great American Cookies, we do operate a cookie batter manufacturing facility, which manufactures and supplies cookie batter to our franchisees on a cost-plus-40% profit margin basis. The proprietary dough that is manufactured at the facility is considered a key factor in the product differentiation of Great American Cookies. Other than the special circumstances of the Great American Cookies franchise system, we rely on third-party licensees and other business partners to manufacture, warehouse and distribute branded products and incur the associated capital cost.

We believe that this business model mitigates much of the risks related to working capital (i.e. inventory and receivables) and capital expenditures. We also believe that this model allows us to maintain maximum operational and financial flexibility and positions us to succeed in today’s competitive global economy. As a result of our business model, we rely heavily on third parties, including licensees and franchisees, to make sales, generate revenues and help grow our business. Such reliance involves various risks and uncertainties, which are discussed below in Item 1A. Risk Factors under the caption “Risks of Our Business.”

We leverage our brand management, franchising, marketing, and licensing expertise, as well as operational costs and infrastructure across our three operating segments. We oversee the marketing, promotion and quality control of products and services that make use of our brands. We also provide support services with respect to franchise operations through our state-of-the-art training, research, development and operations center located in Norcross, Georgia, which we call NexCen University. The following graphic provides a summary of the services that NexCen University provides across all of our franchise systems.

With NexCen University, we have consolidated the operations of all seven of our acquired franchise systems: The Athlete’s Foot, MaggieMoo’s, Marble Slab, Pretzel Time, Pretzelmaker, Shoebox and Great American Cookies. NexCen University was built to provide our Company with the infrastructure to operate and grow our current franchise systems and integrate additional franchise systems, all in a cost efficient manner. We believe we will be able to achieve cost savings and operational efficiencies by consolidating back office functionalities such as IT, HR, Legal, and Accounting, as well as front end drivers such as research and development, marketing and sales. We also believe that NexCen University will provide franchisees with the tools and support needed to optimize their performance in the marketplace.

Diversification and Growth

As we have built a portfolio of IP-centric businesses, we operate a business that is diversified in several ways:

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

We believe that this multi-category diversification will help reduce potential volatility in our financial results (given the varied sources of royalty payments from franchisees and licensees of different types and in different markets, demographics, and geographies).

We believe that our business also offers a multi-tiered growth opportunity:

•	our businesses can grow both domestically and internationally through organic, and synergistic growth;

•
our businesses can grow organically by expanding and extending owned brands into new product categories and retail channels, increasing brand awareness and executing new licenses or selling new franchises;

•	we can grow through acquisition by acquiring new brands or additional franchise systems; and

•	our business can grow synergistically by leveraging our three operating segments.

The following graphic summarizes our three operating segments and the opportunities to cross-leverage those segments with each other.

Franchise concepts we purchased can be sold to our existing network of master franchisees who currently manage our franchise brands worldwide. Brands that we acquired can be sold through third party retail channels and channels that we own and control, allowing us to earn wholesale and retail royalties. For example, we have contracted with a third party to produce women’s footwear under the Bill Blass label for sale in our Shoebox New York franchisee stores. The manufacturer of the Bill Blass shoes who sells the product to the franchisees will pay us a royalty on those sales and in turn the franchisees who sell the shoes to their retail customers also will pay us a royalty on their sales. We believe we have created a flexible operating structure that allows us in certain cases to control our distribution channels and sell our owned brands through these channels as well as third party channels.

Development of Our Brand Management and Franchising Business

We entered the brand management and franchising business when we acquired UCC in June 2006. Historically, UCC provided strategic advice and structured finance solutions to IP-centric companies. At the time that we acquired UCC, UCC’s former president and chief executive officer, Robert D’Loren, became our president and chief executive officer, as well as a member of our Board of Directors.

Since June 2006, we have acquired and integrated nine IP-centric companies, fulfilling our stated objective of acquiring 3 to 5 businesses or significant IP assets per year. We have also been (and expect to continue to be) in active discussions with other potential acquisition candidates. We intend to maintain our objective of 3 to 5 acquisitions per year in 2008 and 2009, with transaction sizes generally in excess of $50 million total enterprise value.

We maintain a highly disciplined pricing approach to acquisitions. We have acquired and plan to acquire consumer branded products companies at transaction multiples that range from 4.5 to 5.5 times royalties. For franchise concepts, our target range has been and will be from 3.0 to 4.5 times revenues. We believe this approach has enabled us to make accretive acquisitions, using a combination of cash on hand, shares of our common stock and borrowings under debt facilities. For a discussion of limitations and risks associated with the use of our stock for acquisitions and to raise additional capital, as well as risks associated with our ability to gain access to additional funding for acquisitions, see Item 1A. Risk Factors under the captions “Risk of Our Business” and “Risks of Our Acquisition Strategy.”

Company Segments

Consumer Branded Products

The brands that comprise our Consumer Branded Products segment are as follows:

Bill Blass

Founded by William Ralph Blass in 1970, Bill Blass defines timeless style and modern American fashion. From its inception, the Bill Blass brand has offered modern, sophisticated and tailored clothing. The internationally recognized Bill Blass brand provides contemporary apparel, home furnishings, and accessories for the discerning consumer.

On February 15, 2007, we acquired Bill Blass Holding Co., Inc. and two affiliated businesses.  The initial purchase price for this acquisition was $54.6 million, consisting of $39.1 million in cash and $15.5 million in our common stock (approximately 2.2 million shares which were valued at $7.09 per share, the average closing price of our common stock for the ten consecutive days that ended on December 19, 2006, which is when we signed the agreement to purchase Bill Blass). To finance the acquisition, we borrowed approximately $27 million under our BTMU Credit Facility, which was secured by the acquired assets.

Waverly

Launched in 1923, Waverly is a premier home fashion and lifestyle brand and one of the most recognized names in home furnishings. Its signature look is expertly translated into countless classic styles among home furnishing products including fabrics, wall coverings, paint, bedding, window treatments and decorative accessories. Waverly is available through retailers and interior design showrooms in over 7,000 doors nationwide. Its family of brands consists of Waverly, Waverly Home, Waverly Home Classics, Waverly Baby, Waverly Sun N Shade, Gramercy and Village.

On May 2, 2007, we completed the acquisition of all of the intellectual property and license contracts related to the Waverly brand products and services. The aggregate purchase price for the assets was $34.0 million paid in cash. We also paid $2.75 million in cash and issued a 10-year warrant to purchase 50,000 shares of our common stock to Ellery Homestyles, LLC, an existing Waverly licensee, to cancel the right of first refusal held by Ellery to acquire the Waverly brand. The exercise price of the warrant is $12.43 per share, which was the closing price of our common stock on the day prior to the issuance of the warrant. To finance the acquisition, we borrowed $22 million under the BTMU Credit Facility, secured by the acquired assets.

Retail Franchising

The brands that comprise our Retail Franchising segment are as follows:

The Athlete’s Foot (TAF)

The Athlete's Foot (TAF) is the world's first franchisor of athletic footwear stores and is recognized today as a world leader in athletic footwear franchising. Robert and David Lando opened the first The Athlete's Foot store in 1971 in Pittsburgh, Pennsylvania. It was the first athletic footwear specialty store of its kind in the United States. Soon thereafter, The Athlete's Foot began franchising domestically, with the first store opening in Oshkosh, Wisconsin. The first international franchise store opened in 1978 in Adelaide, Australia. TAF now has approximately 640 retail locations in over 40 countries.

On November 7, 2006, we acquired Athlete’s Foot Brands, LLC, along with an affiliated advertising and marketing fund, and certain nominal fixed assets owned by an affiliated company. The purchase price for this acquisition, excluding contingent consideration, was $53.1 million, consisting of approximately $42.1 million in cash and $9.2 million in our common stock (approximately 1.4 million shares which were valued at $6.55 per share, which was the average closing price of our common stock for the five consecutive days that ended on November 6, 2006), and $1.8 million in other deal related costs. At the closing on November 7, 2006, we also issued to one of the sellers a three-year warrant to purchase an additional 500,000 shares of our common stock at a per share price of $6.49 (which was the closing price of our common stock on November 7, 2006). On March 14, 2007, we borrowed $26.5 million under our senior credit facility with BTMU Capital Corporation (the “BTMU Credit Facility”), secured by the assets of The Athlete’s Foot. This debt facility is discussed below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources.”

In June 2007, we launched a global re-branding effort for TAF. With a mission focused on meeting the needs of athletes every day, we are reinvigorating the 37 year-old brand with an innovative new modular merchandising system, new in-store design, a modernized company logo, and a line of TAF branded apparel.

Shoebox New York

Since 1954, Shoebox has been one of New York’s top multi-brand retailers for women’s luxury footwear, handbags and accessories. Known for its vast product assortment and trend-setting styles, the Shoebox offers women the latest fashions from top European and American designers such as Jimmy Choo, Stuart Weitzman, D&G, Giuseppe Zanotti, Marc Jacobs, Chloé, Casadei, Salvatore Ferragamo, and Michael Kors.

We, in partnership with the Camuto Group, acquired the trademarks and other intellectual property of The Shoe Box, Inc. on January 15, 2008 for the total purchase price of $1.3 million. Our partnership with the Camuto Group brings together our management experience of owning and operating The Athlete’s Foot, a global retail footwear franchise system, with Camuto Group’s experience in design, sourcing and branding women’s shoes. The partnership has begun franchising the Shoebox’s luxury, multi-brand footwear concept domestically and internationally under the Shoebox New York brand.

Quick Service Restaurant (QSR) Franchising

The brands that comprise our QSR Franchising segment are as follows:

MaggieMoo’s

Each MaggieMoo’s Treatery features a menu of freshly made super-premium ice creams, mix-ins, smoothies, sorbets and custom ice cream cakes. MaggieMoo’s has been consistently awarded The National Ice Cream Retailers Association’s prestigious Blue Ribbon Award for taste, texture and overall appearance of its most popular flavors. MaggieMoo’s is the franchisor of approximately 190 stores located across the United States.

On February 28, 2007, we acquired MaggieMoo’s International, LLC. The initial purchase price for this acquisition was $16.1 million, consisting of approximately $10.8 million of cash and debt repayment and $5.3 million in our common stock (approximately 515,000 shares which were valued at $10.21 per share, the average closing price our common stock for the fifteen consecutive days that ended on February 27, 2007). Pursuant to the purchase agreement, the sellers will receive additional consideration in the form of an earn-out, if certain revenue thresholds are met for 2007, which is payable on March 31, 2008.

Marble Slab

Marble Slab Creamery is a purveyor of super-premium hand-mixed ice cream. All Marble Slab Creamery ice cream is made in small batches in franchise locations using the finest ingredients in the world and served in freshly baked waffle cones. Marble Slab has an international presence with approximately 390 locations in the United States, Canada and the United Arab Emirates.

On February 28, 2007, we acquired the assets of Marble Slab Creamery, Inc. The purchase price of the acquisition was $21 million, consisting of $16 million of cash, and the issuance of a total of $5.0 million of notes that matured and became payable on February 28, 2008. The notes accrued interest at an annual rate of 6% per annum until maturity, and 8% thereafter. On February 28, 2008, we paid the former owner of Marble Slab a total of $3,710,767 representing the full $3.5 million principal amount of the first note and $210,767 of accrued interest. As permitted by the terms of the second note for $1.5 million, we did not pay the note or the accrued interest thereon because we asserted indemnity claims in excess of $2 million under the asset purchase agreement. The former owner of Marble Slab has disputed our indemnity claims. We cannot predict whether we will be successful in collecting on our claims. Until these claims are resolved, a total of $1,596,107 million of our cash will remain in escrow as collateral for payments owned under the second note, and interest will continue to accrue on the unpaid amounts not ultimately recovered pursuant to indemnification claims at the rate of 8% per annum.

To finance the acquisition, we borrowed $19 million under the BTMU Credit Facility, secured by the assets of MaggieMoo’s and Marble Slab.

Pretzel Time and Pretzelmaker

Pretzel Time and Pretzelmaker introduced their famous soft pretzel in 1991 and have grown to become among the leaders in the soft pretzel category. Pretzelmaker and Pretzel Time specialize in offering steaming hot, freshly-baked, fresh twisted pretzels, pretzel dogs, freshly squeezed lemonade and cold beverages. Pretzel Time has approximately 190 stores located domestically and in Panama, Guatemala, Trinidad and Jordan. Pretzelmaker stores can be found in approximately 190 locations in the United States, Canada and Guam.

On August 7, 2007, we acquired substantially all of the assets of Pretzel Time Franchising, LLC and Pretzelmaker Franchising, LLC for the purchase price of approximately $30.0 million, consisting of $22.0 million in cash and $7.3 million in our common stock (approximately one million shares which were valued at $7.35 per share, the closing price per share of our common stock on the day immediately prior to the closing date). To finance the acquisition, we borrowed $16 million under the BTMU Credit Facility, secured by the acquired assets.

Great American Cookies

Founded in 1977 on the strength of an old family chocolate chip cookie recipe, Great American Cookies has set the standard for gourmet cookie sales in shopping centers nationwide. With a strategy and quality product that has propelled over 30 years of growth, Great American Cookies now leads as the mall-based cookie system with approximately 300 franchised units primarily located in the continental United States.

On January 29, 2008, we acquired substantially all of the assets of Great American Cookie Company Franchising, LLC and Great American Manufacturing, LLC for the purchase price of approximately $93.65 million, consisting of $89 million in cash and $4.65 million of our common stock (approximately 1.1 million shares which were valued at $4.23 per share, the closing price per share of our common stock the day immediately prior to the closing date. To finance the acquisition, we borrowed $70 million under the BTMU Credit Facility, which was increased from $150 million to $181 million at that time.

Our total borrowing to date under the BTMU Credit Facility is approximately $181 million. Repayments of our borrowings through December 31, 2007 totaled $1.2 million. For a discussion of risks associated with borrowings, see Item 1A. Risk Factors under the caption “Risks of Our Business - Any failure to meet our debt obligations would adversely affect our business and financial condition.”

Competition

Our brands are all subject to extensive competition by numerous domestic and foreign brands. Each of our brands has numerous competitors within each of our specific distribution channels. Each is subject to competitive risks and pressures, including price, quality and selection of merchandise, reputation, store location, advertising and customer service. Our degree of success is dependent on the image of our brands to consumers and our licensees' ability to design, manufacture and sell products bearing our brands. See Item 1A. Risk Factors under the caption “Risks of Our Business - Our business depends on market acceptance of our brands in highly competitive markets.”

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

Historical Operations

Historical Overview

Until late 2004, we owned, acquired and operated a number of mobile and wireless communications businesses. These businesses never became profitable, and during 2004 we sold these businesses and started a mortgage-backed securities, or MBS, business. During 2004 and 2005, we assembled a leveraged portfolio of MBS investments. However, market conditions for the MBS business changed significantly during 2005 and into 2006, and the profitability of our leveraged MBS portfolio declined. In light of these changing market conditions, in late 2005 and into 2006, we began to explore additional and alternative business strategies that we thought could help us become profitable more quickly and create shareholder value. These efforts resulted in our decision to acquire UCC in June 2006. On October 31, 2006, at the 2006 Annual Meeting of Stockholders, our stockholders approved the sale of our MBS portfolio for the purpose of discontinuing our MBS business and allocating all cash proceeds from such sale to the growth and development of our brand management and franchising business. We sold our MBS investments in November 2006, and since that time, we have focused entirely on our brand management and franchising business.

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

Tax Loss Carry Forwards

As a result of the substantial losses incurred by our predecessor businesses through 2004, as of December 31, 2007, we had federal net operating loss carry forwards of approximately $782 million that expire on various dates between 2011 and 2026. These tax loss carry forwards are generally available to offset federal income taxes. We expect to remain subject to certain state, local, and foreign tax obligations, as well as to a portion of the federal alternative minimum tax, as discussed below in Item 1A. Risk Factors under the caption “Risks of Our Tax Loss Carry Forwards.” In addition, we had capital loss carry forwards of approximately $188 million that expire between 2008 and 2011. If we had an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”), our net operating loss carry forwards and capital loss carry forwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses.

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

As a result of the holding company reorganization that we completed in 2005, as described above under the caption “Holding Company Reorganization and Name Change,” shares of our common stock are subject to transfer restrictions contained in our certificate of incorporation. In general, the transfer restrictions prohibit any person from acquiring 5% or more of our stock without our consent. Persons who owned 5% or more of our stock prior to May 4, 2005 are permitted to sell the shares owned as of May 4, 2005 without regard to the transfer restrictions. Shares acquired by such persons after May 4, 2005 are subject to the transfer restrictions. While we expect that these transfer restrictions will help guard against a change of ownership occurring under Section 382 and the related rules, we cannot guarantee that these restrictions will prevent a change of ownership from occurring because we are using stock as consideration to make acquisitions, because we may decide (or need) to sell additional shares of our common stock in the future to raise capital for our business and because persons who held 5% or more of our stock prior to these restrictions taking effect can sell (and in some cases have sold) shares of our stock. Our Board of Directors also has the right to waive the application of these restrictions to any transfer.

One of our important business objectives is to operate profitably so that we can realize value, in the form of tax savings, from our accumulated tax loss carry forwards. The Company monitors the change in shareholdings on a monthly basis and has an outside accounting firm (other than our independent auditor) perform a quarterly analysis to determine the cumulative percent change through the end of the particular quarter. Based upon a review of past changes in our ownership, as of December 31, 2007, we do not believe that we have experienced an ownership change (as defined under Section 382) that would result in any limitation on our future ability to use these net operating loss and capital loss carry forwards. However, we cannot be certain that the IRS or some other taxing authority may not disagree with our position and contend that we have already experienced such an ownership change, which would severely limit our ability to use our net operating loss carry forwards and capital loss carry forwards to offset future taxable income.

For a discussion on the risks associated with our tax loss carry forwards, please refer to Item 1A. Risk Factors under the caption “Risks of Our Tax Loss Carry Forwards.”

Employees

As of December 31, 2007, we employed a total of 107 persons. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good. As we acquire additional businesses, our employee base may increase.

General Corporate Matters

Our executive offices are located at 1330 Avenue of the Americas, 34th Floor, New York, NY 10019. Our telephone number is (212) 277-1100 and our fax number is (212) 277-1160.

Availability of Information

We maintain a website at www.nexcenbrands.com, which provides a wide variety of information on each of our brands. You may read and copy any materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. For further information concerning the SEC’s Public Reference Room, you may call the SEC at 1-800-SEC-0330. Some of this information may also be accessed on the SEC’s website at www.sec.gov. We also make available free of charge, on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also maintain, in some cases through our licensees, sites for each of the Company's brands and operations, www.theathletesfoot.com, www.billblass.com, www.greatamericancookies.com, www.maggiemoos.com, www.marbleslab.com, www.pretzeltime.com, www.pretzelmaker.com, www.shoeboxny.com, and www.waverly.com. We are providing the address of our internet website solely for the information of investors. We do not intend the internet address to be an active links, and the contents of these websites are not incorporated into, and do not constitute a part of, this Report.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks along with the other information contained in this Annual Report on Form 10-K. All of the following risks could materially and adversely affect our business, financial condition or results of operations. In addition to the risks discussed below and elsewhere in this Annual Report on 10-K, other risks and uncertainties not currently known to us or that we currently consider immaterial could, in the future, materially and adversely affect our business, financial condition and financial results.

Risks of Our Business

Acquisitions involve numerous risks that we may not be able to address or overcome and that may negatively affect our business and financial results.

We have built our brand management and franchising business through acquisitions. Our recent acquisitions may not deliver the value we paid or will pay for them. Excessive expenses may result if we do not successfully integrate them, or if the costs and management resources we expend in connection with the integrations exceed our expectations. We expect that our recent acquisitions, and any acquisitions, investments or strategic alliances that we may pursue in the future, will have a continuing, significant impact on our business, financial condition and operating results. The value of the companies that we acquired or may in the future acquire may be less than the amount we paid or will pay, and our financial results may be adversely affected if we fail to realize anticipated benefits from our acquisitions, including various synergies and economies of scope and scale. Risks associated with our past and future acquisitions include, among others:

•	overpaying for acquired assets or businesses;

•	being unable to license, market or otherwise exploit IP that we acquire on anticipated terms or at all;

•	negative effects on reported results of operations from acquisition-related expenses, amortization or impairment of acquired intangibles and impairment of goodwill;

•	diversion of management's attention from management of day-to-day operational issues;

•	failing to maintain focus on, or ceasing to execute, core strategies and business plans as our brand portfolio grows and becomes more diversified;

•	failing to achieve synergies across our diverse brand portfolio;

•	failing to acquire or hire additional successful managers, or being unable to retain critical acquired managers;

•	potential adverse effects of a new acquisition on an existing business or business relationship;

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

We may be unable to increase profitability unless we can identify and acquire IP and IP-centric businesses on favorable terms.

Our ability to achieve our business objective of increasing profitability may depend on our ability to identify and acquire suitable acquisitions on favorable terms, so that we can increase our revenues and our operating income. If we are unable to complete additional acquisitions on favorable terms, the expenses associated with our brand management and franchising business may be disproportionate to our revenues. There is no assurance that we will be able to complete any future acquisitions or that such transactions, if completed, will contribute positively to our operations and financial results and condition.

Our ability to grow through the acquisition of additional IP assets and business will depend on the availability of capital to complete acquisitions.

We financed our acquisitions of The Athlete’s Foot, Bill Blass, Great American Cookies, MaggieMoo’s, Marble Slab, Pretzel Time, Pretzelmaker, and Waverly with a combination of cash and equity. We intend to finance many of our future IP acquisitions through a combination of available cash, bank or other institutional financing, and issuances of equity and possibly debt securities. As of March 14, 2008, we had approximately $19 million of cash on hand (excluding restricted cash) after borrowing $181 million under the BTMU Credit Facility, which we entered into on March 12, 2007 and which was amended on January 29, 2008 to increase the maximum amount of borrowing that may be outstanding thereunder at any one time from $150 million to $181 million. There is no assurance that we will be able to secure borrowings in the future to fund acquisitions, either on terms that we consider reasonable or at all. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, we face limitations on the number of shares of equity that we can issue without triggering limitations on our future ability to use our substantial accumulated tax loss carry forwards. Under certain circumstances, these limitations (if triggered) could significantly or, under certain circumstances, totally reduce the future value of our tax loss carry forwards (assuming we are able to generate taxable income that would benefit from the use of the tax loss carry forwards).

As a result of these factors, we may lack access to sufficient capital to complete acquisitions that we identify and want to complete. In such a case, our inability to complete acquisitions could have a material adverse effect on our business, our financial results and the trading price of our common stock.

We are dependent upon our president and chief executive officer, Robert W. D’Loren. If we lose Mr. D’Loren’s services, we may not be able to successfully implement our brand management and franchising business strategy.

Although we have established a corporate structure and hired personnel with expertise in franchise and brand management, the successful implementation of our business strategy remains dependent upon the efforts of Mr. D’Loren, our president and chief executive officer. Mr. D’Loren is the person primarily responsible for conceiving of and implementing our brand management and franchising business strategy. Although we have an employment agreement with Mr. D’Loren that runs through June 2009, there is no guarantee that he will remain employed by us throughout the term or thereafter. If he ceases to work with us, or if his services are reduced, we will need to identify and hire other qualified executives, and we may not be successful in finding or hiring adequate replacements. This could impede our ability to fully implement our brand management and franchising business strategy, which would harm our business and prospects.

Any failure to meet our debt obligations would adversely affect our business and financial condition.

On March 12, 2007, we entered into a $150 million master loan agreement with BTMU Capital Corporation (“BTMU”). In connection with the financing of our acquisition of Great American Cookies on January 29, 2008, we increased the maximum amount of borrowing that may be outstanding at any one time from $150 million to $181 million and modified certain defined terms used in the original loan documentation and related documents to take into account the Company’s acquisition of real estate assets in the Great American Cookies transaction. With the exception of these changes, the increase to the BTMU Credit Facility is substantially on the same terms as the original credit facility.

As of March 14, 2008, we have approximately $179 million of long-term debt outstanding under the master loan agreement with BTMU. Interest rates for our master loan agreement vary based upon changes in the debt service coverage ratio, which is the outstanding balance compared to operating revenue of the underlying collateral, and based changes in the London Interbank Offering Rate ("LIBOR").

Our master loan agreement contains affirmative and negative covenants customary for senior secured credit facilities, including, among other things, restrictions on indebtedness, liens, fundamental changes, loans, acquisitions, capital expenditures, restricted payments, transactions with affiliates, common stock repurchases, dividends and other payment restrictions affecting subsidiaries and sale leaseback transactions. Although these covenants are limited to the collateral-holding entities and do not apply to the Company itself, our failure to comply with the financial and other restrictive covenants relating to our indebtedness could result in a default under the indebtedness, which could materially adversely affect our business, financial condition and results of operations. These restrictions may also limit our ability to operate our businesses and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise.

As a result of our indebtedness, a substantial portion of cash flow from our operations is needed to pay principal and interest. This reduces the cash available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business. Although the master loan agreement does not restrict our ability to obtain future financings, it may limit our ability to do so, which could negatively impact our business, financial condition, results of operations and growth. The amount of our debt may also cause us to be more vulnerable to economic downturns and adverse developments in our business.

Our business depends on market acceptance of our brands in highly competitive markets.

Continued market acceptance of our brands is critical to our future success and subject to great uncertainty. The retail franchising, consumer branded products and QSR franchising business segments in which we operate and on which we expect to focus our acquisition activities are extremely competitive, both in the United States and overseas. Accordingly, we and our current and future licensees, franchisees and other business partners face and will face intense and substantial competition with respect to marketing and expanding products and services under our brands. As a result, we may not be able to attract licensees, franchisees and other business partners on favorable terms or at all. In addition, licensees, franchisees and other third parties with whom we deal may not be successful in selling products and services that make use of our brands. They (and we) also may not be able to expand the distribution of such products and services into new markets.

In general, competitive factors include quality, price, style, name recognition and service. In addition, the presence in the marketplace of short-lived “fads” and the limited availability of shelf space can affect competition for many consumer products. Changes in consumer tastes, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing products and outlets also can affect market results. Competing trademarks and brands may have the backing of companies with greater financial, distribution, marketing, capital and other resources than we or our licensees and other business partners do. This may increase the obstacles that we and they face in competing successfully. Among other things, we may have to spend more on advertising and marketing or may need to reduce the amounts that we charge licensees and other business partners. This could have a negative impact on our business and financial results.

Deterioration of general economic conditions and declines in consumer spending can negatively affect our business.

Our business is sensitive to consumer spending patterns and preferences. Market and general economic conditions affect the level of discretionary spending on the merchandise we, our licensees and our franchisees offer, including general business conditions, interest rates, taxation, the availability of consumer credit and consumer confidence in future economic conditions. Any unfavorable occurrences in these economic conditions on a local, regional, national or multi-national level may adversely affect our growth, sales and profitability. Given the significance of our domestic business, the likely negative impact of a recession in the general economy in the United States or a general decline in domestic consumer spending may not be wholly mitigated by our business outside the United States.

Many of our franchisees’ stores are located in shopping malls, particularly in the United States. Our franchisees derive revenue, in part, from the high volume of traffic in these malls. The inability of mall "anchor" tenants and other area attractions to generate consumer traffic around our franchised stores or the decline in popularity of malls as shopping destinations could reduce our licensing and franchising revenue dependent on sales volume.

Because we rely on unaffiliated third parties to market, distribute, sell and in some cases design products and services using our brands under license, the success of our business may depend upon various factors that are beyond our control.

Substantially all of our earnings come from royalties generated from licensees, franchisees and similar contractual relationships involving our IP. Licensees, franchisees and other business partners are independent operators, and we do not exercise day-to-day control over any of them. As a result, our business faces a number of risks, including the following:

•
Products using our IP are generally manufactured by third party licensees, either directly or through third-party manufacturers on a subcontract basis. All manufacturers have limited production capacity, and the ones with whom we work (directly or indirectly) may not, in all instances, be able to satisfy manufacturing requirements for our (and our licensees’) products.

•
We provide limited training and support to franchisees. Consequently, franchisees may not successfully operate their businesses in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel.

•
While we will try to ensure that our licensees and other business partners maintain a high quality of products and services that use our IP, they may take actions that adversely affect the value of our IP or our business reputation.

We operate a global business that exposes us to additional risks that may negatively affect our results of operations and financial condition.

Our franchisees operate in over 50 countries. In addition, the brands and other IP assets that we own and manage are currently used, and in the future are expected to be used, for products and services that will be advertised and sold in many different countries. As a result, we are subject to risks associated with doing business globally.  We intend to continue to pursue growth opportunities for our IP business outside the United States, which could expose us to greater risks.  The risks associated with our IP business outside the United States include:

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

The effects of these risks, individually or in the aggregate, could have a material adverse impact on our brand management and franchising business.

Our failure to protect our proprietary rights could decrease the value of those assets.

We own a combination of trademarks, copyrights, franchise rights, service marks, trade secrets and similar intellectual property rights. The success of our brand management and franchising business will depend in part on our ability to license our intellectual property for use by third parties in selling various products and services and developing brand and product awareness in new geographic and product markets. Although much of our intellectual property is protected by registration or other legal rules in the United States, in some cases registration may not be in place or available, particularly outside of the United States. In some cases, third parties may be using similar trademarks or other intellectual property in certain countries, and we may not be able to use certain of our intellectual property in those countries.

We monitor on an ongoing basis unauthorized use and filings for registrations that conflict with our trademarks and other intellectual property rights. We rely primarily upon a combination of trademark, copyright, know-how, trade secrets laws and contractual restrictions to protect our intellectual property rights. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that actions taken in the past, or that we take in the future, to establish and protect our proprietary rights will be adequate to prevent infringement by others, or prevent a loss of revenue or other damages. In addition, the laws of some countries do not protect intellectual property rights to the same extent as the laws of the United States.

We may be required to spend significant time and money on protecting or defending our intellectual property rights.

We may from time to time be required to institute litigation to enforce legal protections that we believe apply to our intellectual property, including to protect our trade secrets. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects, regardless of whether we are able to successfully enforce our rights. In addition, to the extent that any of our intellectual property is deemed to violate the proprietary rights of others, we could be prevented from using it, which could cause a termination of licensing and other commercial arrangements. This would adversely affect our revenues and cash flow. We also could be required to defend litigation brought against us, which can be costly and time-consuming. It could also result in a judgment or monetary damages being levied against us.

The acquisition of IP assets and IP-centric businesses resulted in our recording a material amount of goodwill and other intangible assets on our balance sheet. If we are required to write down a portion of this goodwill and other intangible assets, our financial results would be adversely affected.

As a result of our acquisition strategy, we recorded a material amount of good will and other identifiable intangible assets with indefinite lives on our balance sheet. We will not amortize goodwill. We may not be able to realize the full fair value of intangible assets with indefinite lives and goodwill from our acquisitions. We will evaluate on at least an annual basis whether all or a portion of identifiable intangible assets and goodwill and intangible assets may be impaired. Any write-down of intangible assets or goodwill resulting from future periodic evaluations would decrease our net income, and those decreases could be material.

Material weaknesses in disclosure controls and procedures and internal control over financial reporting of the businesses we acquire could adversely impact our ability to provide timely and accurate financial information.

The integration of acquisitions includes ensuring that our disclosure controls and procedures and our internal control over financial reporting effectively apply to and address the operations of newly acquired businesses. While we have made every effort to thoroughly understand any acquired entity’s business processes, our planning for proper integration into our company can give no assurance that we will not encounter operational and financial reporting difficulties impacting our controls and procedures. As a result, we may be required to change our disclosure controls and procedures or our internal control over financial reporting to accommodate newly acquired operations, and we may also be required to remediate historic weaknesses or deficiencies at acquired businesses. Our review and evaluation of disclosure controls and procedures and internal controls of the companies we have acquired may take time and require additional expense, and if they are not effective on a timely basis could adversely affect our business and the market’s perception of our company.

Risks of Our Acquisition Strategy

Competition may negatively affect our ability to complete suitable acquisitions.

We face competition for acquisitions. Existing and future competitors may be larger than us and have access to greater financial and other resources. As a result, acquisitions may become more expensive, and we may face greater difficulty in identifying suitable acquisition candidates on terms that we believe will make sense. If we are unable to expand our business by completing acquisitions on favorable terms, our financial results may be negatively affected.

The market price of our common stock has been, and may continue to be, volatile, which could reduce the market price of our common stock and, among other things, make it more expensive and difficult for us to complete acquisitions using our stock as consideration.

Since we announced the acquisition of UCC and the hiring of Mr. D’Loren, the trading price of our common stock has experienced significant price and volume fluctuations. This market volatility could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to actual or anticipated variations in our quarterly operating results, announcements by us or by third parties on whom we rely or against whom we compete, factors affecting the markets in which we do business or changes in national or regional economic conditions. The market price of our common stock also could be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies against whom we compete or companies in the industries in which our licensees compete. If our stock price declines, sellers of IP and IP-centric businesses may be less willing to accept shares of our common stock as consideration for a portion of future acquisitions. In addition, if sellers are willing to accept shares of our common stock, we may be required to issue additional shares to complete acquisitions, which would make acquisitions more dilutive to our stockholders. The volatility in the price of our common stock may also limit our ability to pursue equity sales as a financing strategy.

Shares eligible for future resale by our current stockholders may depress our share price.

We issued a large number of shares of our common stock and securities convertible into common stock in connection with the acquisitions of UCC, The Athlete’s Foot, Bill Blass, MaggieMoo’s, Waverly, Pretzel Time, Pretzelmaker and Great American Cookies. We have agreed to register for public resale substantially all of the shares issued in these acquisitions. In registration statements filed with the SEC on September 15, 2006 and May 4, 2007, we registered the resale of 10,728,191 shares of our common stock related to the UCC, The Athlete’s Foot, Bill Blass, MaggieMoo’s, and Waverly acquisitions. We also have a registration statement pending with the SEC to register the resale of 3,697,671 shares of our common stock related to the Pretzel Time and Pretzelmaker acquisitions and an earn-out related to the UCC acquisition and we are required under the terms of our acquisition of Great American Cookies to register the resale of an additional 1,399,290 shares of our common stock. Additionally, we may issue shares of our common stock in future acquisitions and become obligated to register additional shares. Although some of the shares that we registered are subject to contractual restrictions on resale (as we discuss in our filings), the resale of substantial amounts of our common stock in the public markets could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price of our common stock would make it more difficult for us to sell our shares in the future at prices which we deem appropriate or to use our shares as currency for future acquisitions.

Risks of Our Tax Loss Carry Forwards

If we experience an ownership change, our ability to realize value from our tax loss carry forwards could be significantly limited.

As of December 31, 2007, we had federal net operating loss carry forwards of approximately $782 million that expire between 2011 and 2026. In addition, we had capital loss carry forwards of approximately $188 million that expire between 2008 and 2011. If we had an “ownership change” as defined in Section 382 of the Internal Revenue Code, our net operating loss carry forwards and capital loss carry forwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon a review of past changes in our ownership, as of December 31, 2007, we do not believe that we have experienced an ownership change (as defined under Section 382) that would result in any limitation on our future ability to use these net operating loss and capital loss carry forwards. However, we cannot assure you that the IRS or some other taxing authority may not disagree with our position and contend that we have already experienced such an ownership change, which would severely limit our ability to use our net operating loss carry forwards and capital loss carry forwards to offset future taxable income.

While we expect that the transfer restrictions on our stockholders approved and adopted in July 2005 will help guard against an ownership change occurring under Section 382 and the related rules, we cannot guarantee that these restrictions will prevent a change of ownership from occurring because we are using stock as consideration to make acquisitions, and because we may decide (or need) to sell additional shares of our common stock in the future to raise capital for our business and because persons who held more than 5% of our stock prior to these restrictions taking effect can sell (and in some cases have sold) shares of our stock.

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

We will continue to be subject to state, local, and foreign taxes. As a result of our capital loss carry forwards and net operating loss carry forwards, we anticipate our federal income tax liability over the next several years will be reduced substantially. However, we expect to be subject to the alternative minimum tax provisions of the Internal Revenue Code which limits the use of net operating loss carry forwards. These provisions would result, in effect, in 10% of our alternative minimum taxable income being subject to the 20% alternative minimum tax assessed on corporations. This amounts to a 2% effective tax rate on our alternative minimum taxable income.

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

If we distributed our accumulated taxable income for each year to our stockholders as dividends, we would not be subject to the AET for the amounts so distributed, but would be subject to the AET only for the amount of earnings retained. If we paid dividends to stockholders out of current earnings, these dividends would, generally speaking, be eligible to be treated as “qualified dividends” for federal income tax purposes, taxed at the current maximum federal rate of 15%, assuming that the recipient stockholder met the various requirements under the Internal Revenue Code for such treatment. The maximum rate for qualified dividends is currently projected to increase to the maximum federal income tax rate applicable to ordinary income (currently 35%) for tax years beginning after December 31, 2010 in accordance with the Jobs and Growth Tax Relief Reconciliation Act of 2003, as amended by the Tax Increase Prevention and Reconciliation Act of 2005.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2007, we leased a total of approximately 49,500 square feet of office space for our operations. Our principal executive office totals 10,250 square feet and is located in New York, New York. Our Waverly showroom totals 7,150 square feet, and our Bill Blass showroom totals 11,700 square feet. These showrooms are both located in New York, New York. Our retail franchising and QSR brands are centralized in one facility totaling approximately 20,400 square feet located in Norcross, Georgia. We believe that our facilities are adequate for the purposes for which they are presently used and that replacement facilities are available at comparable cost, should the need arise.

We are also obligated under a lease for space in Marlborough, Massachusetts that we used for the Mobile Government business that we sold in 2005. We have sublet this office space to BIO-Key International, Inc., the company that purchased the Mobile Government business (“BIO-Key”). In addition, we assumed leases for office space in connection with our acquisitions of MaggieMoo’s and Marble Slab which we no longer use. We have negotiated a settlement of the MaggieMoo’s lease for a one-time payment of $330,000 which was made in January 2008. We have sublet the Marble Slab office in Houston, Texas to a third party through the lease expiration in April 2009.

On January 29, 2008, in connection with the acquisition of Great American Cookies, we acquired a cookie dough manufacturing facility. The facility is located on approximately four acres of land in Atlanta, Georgia and totals 37,400 square feet. The acquisition of the cookie dough manufacturing facility was financed under our BTMU Credit Facility and consequently is subject to BTMU’s security interest.

As we acquire additional businesses, we expect to own or lease additional office space. Such additions may come through assuming leases of businesses we acquire, purchasing property owned by acquired businesses as part of the acquisitions, or entering into new leases either to consolidate operations in multiple locations or to accommodate the needs of our business as it expands. We do not own or lease property used by our franchisees, but in connection with certain acquisitions we have become obligated under guarantees for certain franchise location leases.

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

As to NexCen, these actions were filed on behalf of persons and entities that acquired the Company’s stock after its initial public offering in October 20, 1999.  Among other things, the complaints claim that prospectuses, dated October 20, 1999 and September 27, 2000 and issued by NexCen in connection with the public offerings of common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws.  The complaint alleges that the prospectuses allegedly failed to disclose that the offerings’ underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers, which were designed to maintain, distort and/or inflate the market price of the Company’s common stock in the aftermarket.  The actions seek unspecified monetary damages and rescission.  NexCen believes the claims are without merit and is vigorously contesting these actions.

After initial procedural motions and the start of discovery in 2002 and 2003, the plaintiffs voluntarily dismissed without prejudice the officer and director defendants of each of the 310 named issuers, including NexCen.  Then in June 2003, the Plaintiff’s Executive Committee announced a proposed settlement with the issuer-defendants, including NexCen, and the officer and director defendants of the issuers (the “Issuer Settlement”).  A settlement agreement was signed in 2004 and presented to the District Court for approval. The proposed Issuer Settlement did not include the underwriter-defendants, and they continued to defend the actions and objected to the proposed settlement.  (One of the defendant-underwriters signed a memorandum of understanding in April 2006 agreeing to a $425 million settlement of claims against it.)  Under terms of the proposed Issuer Settlement, NexCen has a reserve of $465,000 for its estimated exposure.

The District Court granted preliminary approval of the proposed Issuer Settlement in 2005 and held a fairness hearing on the matter in April 2006.  In December 2006, before final action by the District Court on the proposed Issuer Settlement, the U.S. Court of Appeals for the Second Circuit issued a ruling vacating class certification for certain plaintiffs in the actions against the underwriter-defendants (the “Miles Decision”).  Plaintiffs filed a petition in early 2007 seeking rehearing of this decision and/or a rehearing en banc.  On April 6, 2007, the Second Circuit denied the petition for rehearing in an opinion.  After careful consideration by the parties of the effect of the Miles Decision on the proposed settlement (i.e., whether in light of the Miles Decision no class may be certified in these actions, even a settlement class), plaintiffs and the issuer-defendants executed a stipulation and proposed order terminating the proposed Issuers’ Settlement on June 22, 2007.  The district court “so ordered” the stipulation and proposed order, terminating the proposed Issuers’ Settlement shortly thereafter.

Discovery in the actions has resumed, and plaintiffs filed amended complaints in the focus cases shortly thereafter.  Defendants have moved to dismiss the amended complaints.  Plaintiffs have also filed motions for class certification in the focus cases.  Defendants have filed papers opposing class certification.  Neither the motion to dismiss nor the motion for class certification has been ruled upon by the Court.

Transportation Business Sale. On March 13, 2006, a complaint, captioned Geologic Solutions, Inc., v. Aether Holdings, Inc., was filed against the Company in the Supreme Court for the State of New York, New York County. The complaint alleged that plaintiff Geologic was damaged as a result of certain alleged breaches of contract and fraudulent inducement arising out of NexCen’s alleged misrepresentations and failure to disclose certain information in connection with the asset purchase agreement dated as of July 20, 2004 for the purchase and sale of our Transportation business. In July 2007, the Company settled all claims with the plaintiff for a payment of $600,000. The case has been dismissed with prejudice. The Company’s costs in connection with the defense of this case have been recorded against discontinued operations, further increasing the loss on the sale of the Transportation segment, and decreasing the amount of cash we have available for acquisitions and operations. The settlement amount has also been recorded against discontinued operations.

Legacy UCC Litigation. UCC and Mr. D’Loren in his capacity as president of UCC are parties along with unrelated parties to litigation resulting from a default on a loan to The Songwriter Collective, LLC (“TSC”), which UCC had referred to a third party. A shareholder of TSC filed a lawsuit in the U.S. District Court for the Middle District of Tennessee, captioned Tim Johnson v. Fortress Credit Opportunities I, L.P., et al., in which the plaintiff alleged that certain misrepresentations by TSC and its agents (including UCC and D’Loren) induced the shareholder to contribute certain rights to musical compositions to TSC. UCC and Mr. D’Loren filed cross-claims claiming indemnity against TSC and certain TSC officers. TSC filed various cross and third-party claims against UCC, Mr. D’Loren and another TSC shareholder, Annie Roboff. Roboff filed a separate action in the Chancery Court in Davidson County, Tennessee, captioned Roboff v. Mason, et al., as well as claims in the federal court lawsuit, against UCC, Mr. D’Loren, TSC and the other parties. The parties reached a global settlement on December 19, 2007, with UCC contributing a total of $125,000 to the settlement amount, which amount has been included in discontinued operations. The case has been dismissed with prejudice.

Other. The Company and its subsidiaries are subject to other litigation in the ordinary course of business, including contract, franchisee, trademark and employment-related litigation. In the course of operating its franchise systems and enforcing its rights under existing and former franchisee agreements, we are also subject to complaints, letters threatening litigation and law suits, particularly in cases involving defaults and terminations of franchises.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	2007		2006
QUARTER ENDED	HIGH	LOW	HIGH	LOW
March 31	$11.04	$7.42	$3.85	$3.13
June 30	$12.98	$9.98	$5.50	$3.75
September 30	$11.41	$5.56	$6.33	$5.54
December 31	$7.37	$3.89	$7.42	$5.71

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

The number of stockholders of record of NexCen’s common stock as of February 29, 2008 was 352.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Plan Category	Plan Name	Number of securities to be issued upon exercise of outstanding options, and restricted stock	Weighted-average exercise price of outstanding options, and restricted stock	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1999 Equity Incentive Plan	3,964,064	$4.40	—

	2006 Equity Incentive Plan	1,973,666	$7.34	1,526,334

Equity compensation plans not approved by security holders	Acquisition Incentive Plan	89,127	$2.71	—

Total		6,026,857	$5.34	1,526,334

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table presents shares surrendered by employees to exercise stock options and to satisfy tax withholding obligations on vested restricted stock and stock option exercises.

Period	Total Number of Shares Purchased	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans and Programs
January 1 - January 31, 2007	-	-	-	-
February 1 - February 28, 2007	-	-	-	-
March 1 - March 31, 2007	-	-	-	-
April 1 - April 30, 2007	-	-	-	-
May 1 - May 31, 2007	-	-	-	-
June 1 - June 30, 2007	4,000	$3.75	-	-
July 1 - July 31, 2007	-	-	-	-
August 1 - August 31, 2007	-	-	-	-
September 1 - September 30, 2007	-	-	-	-
October 1 - October 31, 2007	-	-	-	-
November 1 - November 30, 2007	-	-	-	-
December 1 - December 31, 2007	2,000	$3.75	-	-
Total	6,000	$3.75	-	-

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

The results of operations in the following Selected Financial Data, as well as in our Consolidated Financial Statements, present the results of our brand management and franchising business as continuing operations. We began operating this business in 2006, but we owned only one of our nine brands in 2006 (and only for the last seven weeks of that fiscal year). In fiscal 2007, we acquired six additional brands. We acquired two of our current nine brands in January 2008. The results of the mobile and data communications business that we sold during 2004 and the mortgage-backed securities business that we sold in 2006 are reported as discontinued operations. Loss from continuing operations does not include any financial results of these discontinued operations. As a result of the reclassification of our former businesses to discontinued operations, these results differ from the results that we presented in reporting periods prior to the fourth quarter of 2006.

	YEAR ENDED DECEMBER 31,
	2007	2006	2005	2004	2003
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Royalty revenues	$15,289	$1,175	$—	$—	$—
Franchise fee revenues	3,464	749	—	—	—
Licensing revenues	15,542	—	—	—	—
Total revenues	34,295	1,924	—	—	—

Total operating expenses	(32,105)	(10,413)	(5,241)	(14,643)	(21,796)

Operating income (loss)	2,190	(8,489)	(5,241)	(14,643)	(21,796)

Total non-operating income (loss)	(2,950)	3,337	1,690	(10,000)	(3,900)

Loss from continuing operations before taxes	(760)	(5,152)	(3,551)	(24,643)	(25,696)
Income taxes:				—	—
Current	(236)	(81)	—	—	—
Deferred	(3,067)	—	—	—	—
Loss from continuing operations	(4,063)	(5,233)	(3,551)	(24,643)	(25,696)

Income (loss) from discontinued operations, net of tax expense of $64 and $75 for 2006 and 2003, respectively	(586)	2,358	225	(44,510)	(23,756)
Gain (loss) on sale of discontinued operations	—	755	(1,194)	20,825	—
Net loss	$(4,649)	$(2,120)	$(4,520)	$(48,328)	$(49,452)
Loss per share (basic and diluted) from continuing operations	$(0.08)	$(0.11)	$(0.08)	$(0.57)	$(0.60)
Income (loss) per share (basic and diluted) from discontinued operations	(0.01)	0.07	(0.02)	(0.54)	(0.56)
Net loss per share - basic and diluted	$(0.09)	$(0.04)	$(0.10)	$(1.11)	$(1.16)

Weighted average shares outstanding - basic and diluted	51,889	45,636	44,006	43,713	42,616

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents (including restricted cash of $7 and $1 million in 2007 and 2006, respectively)	$53,275	$84,834	$9,725	$69,555	$39,682
Investments available for sale - discontinued operations	$—	$—	$—	$—	$220,849
Trademarks and goodwill	$278,048	$64,607	$—	$—	$—
Mortgage-backed securities, at fair value, discontinued operations	$—	$—	$253,900	$62,184	$—
Total assets	$359,207	$158,385	$266,008	$136,586	$398,105
Repurchase agreements related to discontinued operations	$—	$—	$133,924	$—	$—
Total debt	$109,578	$—	$—	$—	$154,942
Stockholders’ equity	$192,813	$146,613	$126,387	$130,590	$179,301

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition of NexCen Brands, Inc. should be read in conjunction with the information contained in the Consolidated Financial Statements and related Notes, which appear in Item 8 of this Report.

OVERVIEW

NexCen Brands is a vertically integrated global brand management and franchising company. Our business is focused on managing, developing and acquiring IP and IP-centric businesses, operating in three vertical segments: consumer branded products, retail franchising and QSR franchising. We own, license, franchise and market a growing portfolio of brands. We license and franchise our brands to a network of leading retailers, manufacturers and franchisees that includes every major segment of retail distribution from the luxury market to the mass market in the United States and in over 50 countries around the world. Our franchise network consists of approximately 1,900 retail stores. We discuss our business, our operating strategy, our three business segments and our brands in detail in Item 1 of this Report.

We commenced our current business in June 2006 when we acquired UCC Capital Corporation. Upon the closing of that acquisition, Robert W. D’Loren, who was the president and chief executive officer of UCC, became our president and chief executive officer and a member of our Board of Directors.

We generate revenue from licensing, franchising and other commercial arrangements with third parties who want to use our brands and associated IP, including trademarks, trade names, copyrights, franchise rights, patents, trade secrets, know-how and other similar valuable property.

These third parties pay us licensing, franchising and other contractual fees and royalties for the right to use our IP on either an exclusive or non-exclusive basis. Our contractual arrangements may apply to a specific demographic product market, a specific geographic market, or to multiple demographic and/or geographic markets.

We receive licensing, franchising and other contractual fees that include a mixture of upfront payments, required periodic minimum payments (regardless of sales volumes), and volume-dependent periodic royalties (based upon the number or dollar amount of branded products sold). Accordingly, our revenues reflect both recurring and non-recurring payment streams. Our revenue represents a relatively small percentage of the revenue of our licensees and franchisees (typically a 6% royalty). Our revenue depends upon our ability to negotiate successful licensing and franchising arrangements for our acquired brands, our ability to expand our franchised business and the ability of our licensees and franchisees to sell products and services that make use of our IP (which will entitle us to receive fees and royalties from them).

Our principal assets are intangible assets (the trademarks and other IP assets and associated goodwill related to the brands and businesses that we acquire, manage and develop) and our people. We do not expect to have substantial tangible assets, as our business model is not designed to require significant capital investment in tangible assets.

Through March 17, 2008, we have acquired nine brands, as follows:

Brand Management:
Consumer Branded Products

•	Bill Blass (acquired February 15, 2007)

•	Waverly (acquired May 2, 2007)

Franchise Management:
Retail Franchising

•	The Athlete’s Foot (acquired November 7, 2006)

•	Shoebox (acquired January 15, 2008)

QSR franchising

•	MaggieMoo’s (acquired February 28, 2007)

•	Marble Slab (acquired February 28, 2007)

•	Pretzel Time (acquired August 7, 2007)

•	Pretzelmaker (acquired August 7, 2007)

•	Great American Cookies (acquired January 29, 2008)

Our operating segments are discussed in Note 23-Segment Reporting to our Consolidated Financial Statements included in this Report. Because we owned only one brand in 2006 (and then only for the last seven weeks of that year) and did not operate in our current three business segments until the first quarter of 2007, we do not include any discussion of period-to-period comparisons for the results of our three business segments in the discussion that follows.

We are continuously evaluating additional potential acquisitions and are actively exploring opportunities to acquire additional IP-centric businesses. However, as of the date of this Report, we have not entered into any binding agreements to complete any additional acquisitions.

Before transitioning to our current business, we managed a leveraged portfolio of MBS. We liquidated our MBS portfolio and exited that business in the fourth quarter of 2006. We also previously owned and operated various mobile and wireless communications businesses, which we sold in 2004. For the periods reflected in our financial statements, the MBS business and related assets and liabilities, as well as anything related to our former mobile and wireless communications businesses, are reported as discontinued operations. The results of our brand management and franchising business are reported as our continuing operations.

In reviewing our results for the year ended December 31, 2007, you should keep in mind the following factors:

•
Comparisons to prior periods are not yet meaningful, because we did not initiate our current business strategy until the second half of 2006 and did not begin to earn royalties or license and franchise fees until halfway through the fourth quarter of 2006, when we acquired The Athlete’s Foot.

•
Of the seven IP brands we owned and operated as of December 31, 2007, we owned only one -- The Athlete’s Foot -- for the entire year of 2007. Our results through December 31, 2007 include Bill Blass for ten and one half months, MaggieMoo’s and Marble Slab for ten months, Waverly for approximately eight months, and Pretzel Time and Pretzelmaker for approximately five months. In addition, MaggieMoo’s and Marble Slab’s, Pretzel Time, and Pretzelmaker, revenue streams are subject to wide seasonal fluctuations. Consequently, our annual results are not indicative of what we expect our results to be in future periods.

•
If we continue to acquire IP-centric businesses (as we expect to do), future period results will continue to change due to the inclusion of such additional businesses. Accordingly, period-to-period fluctuations may continue to be significant. However, as we own a group of businesses for a longer period, we expect to be able to evaluate changes in our results from those businesses owned for multiple periods (isolating the effect on our results of newly acquired businesses).

DISCONTINUED OPERATIONS

In November 2006, we exited the MBS business by selling our remaining $75.5 million of MBS investments and recognizing a gain of $755,000. Earlier in 2006, we sold $140 million of our MBS investments and used the proceeds primarily to repay indebtedness under repurchase agreements that had been incurred to purchase MBS. In 2007, we settled litigation and other claims related to the mobile and wireless communications business we sold in 2004, which amounts were charged to discontinued operations. These settlements are discussed in Note 13 to our Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies affect the amount of income and expense we record in each period as well as the value of our assets and liabilities and our disclosures regarding contingent assets and liabilities. In applying these critical accounting policies, we must make estimates and assumptions to prepare our financial statements that, if made differently, could have a positive or negative effect on our financial results. We believe that our estimates and assumptions are both reasonable and appropriate, and in accordance with the applicable accounting rules. However, estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could materially differ from estimates.

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

•
Valuation of deferred tax assets - We have deferred tax assets as a result of years of accumulated tax loss carry forwards. Management is developing plans to achieve profitable operations in future years that may enable us to recover the benefit of our deferred tax assets. We presently do not have sufficient objective evidence to support management’s belief and, accordingly, we maintain a full valuation allowance for our net deferred tax assets as required by U.S. generally accepted accounting principles.

•
Valuation of trademarks, goodwill and intangible assets - Trademarks represent the present value of future royalty income associated with the ownership of each trademark. The Company expects its trademarks to contribute to cash flows indefinitely, and therefore will not amortize any trademarks unless their useful life is no longer deemed indefinite. Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired and is not amortized. Goodwill is evaluated for impairment annually, or more frequently as required in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” We will evaluate the fair value of trademarks and goodwill to assess potential impairments on an annual basis, or more frequently if events or other circumstances indicate that we may not be able to recover the carrying amount of the asset. We will evaluate the fair value of trademarks and goodwill at the reporting unit level and make that determination based upon future cash flow projections. Assumptions to be used in these projections, such as forecasted growth rates, cost of capital and multiples to determine the terminal value of the reporting units, will be consistent with internal projections and operating plans. We will record an impairment loss when the implied fair value of the trademarks and goodwill assigned to the reporting unit is less than the carrying value of the reporting unit, including trademarks and goodwill. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying values of long-lived assets (which include our intangible assets with determinable useful lives) may be impaired, we will perform an analysis to determine the recoverability of the asset’s carrying value. These events or circumstances may include, but are not limited to; projected cash flows which are significantly less than the most recent historical cash flows; a significant loss of management contracts without a realistic expectation of a replacement; and economic events which could cause significant adverse changes and uncertainty in business patterns. In our analysis, to determine the recoverability of the asset’s carrying value, we will make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset will be written down to estimated fair value and an impairment loss will be recognized.

Goodwill and trademarks acquired in a purchase business combination which are determined to have an indefinite useful life are not amortized. We believe our business model enables us to leverage our brand management, marketing, and licensing expertise, costs and professionals across our reporting units, increasing the value of each brand. We evaluate the estimated lives of our identifiable intangible assets at each reporting period.

•
Valuation of stock-based compensation - Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  SFAS No. 123R also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.

We used the Black-Scholes option pricing model to value the compensation expense associated with our stock option awards under SFAS 123R.  In addition, we estimated forfeitures when recognizing compensation expense associated with our stock options, and adjusted our estimate of forfeitures when they were expected to differ.  Key input assumptions used to estimate the fair value of stock options included the market value of the underlying shares at the date of grant, the exercise price of the award, the expected option term, the expected volatility (based on historical volatility) of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield, if any.

•
Valuation of Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In evaluating the collectability of accounts receivable, we consider a number of factors, including the age of the accounts, changes in status of the customers’ financial condition and other relevant factors. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known.

RECENT ACCOUNTING PRONOUNCMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which applies to any other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently assessing the impact that this standard will have on our consolidated results of operations, financial position, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure most financial instruments and certain other items at fair value that are currently required to be measured at historical costs. Adoption of SFAS No. 159 is optional. We currently do not expect to adopt SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” Under SFAS No. 141(R), acquiring entities will recognize assets acquired and liabilities assumed in connection with business combinations at fair market value with limited exception. Among its provisions, SFAS No. 141(R) requires that: (a) acquisition costs will generally be expensed as incurred and not capitalized, (b) contingent consideration will be recognized at estimated fair value at the time of acquisition, and (c) noncontrolling interests will be valued at the fair value at the acquisition date. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. We are currently assessing the impact this statement will have on our consolidated results of operations, financial position, and cash flows.

In December 2007, The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- An Amendment of ARB No. 51.” SFAS No. 160 provides that noncontrolling interests in a subsidiary (minority interests) are to be recorded as a component of equity, separate from the parent’s equity. SFAS No. 160 also provides for changes in the way minority interest expense is recorded in the income statement, and will require expanded disclosure regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for years and interim periods beginning on or after December 15, 2008. We are currently assessing the impact this statement will have on our consolidated results of operations, financial position, and cash flows.

RESULTS OF CONTINUING OPERATIONS

Loss from Continuing Operations before Income Taxes

Loss from continuing operations before income taxes of $760,000 in 2007 improved by $4.4 million, or 85% in 2007, from a loss of $5.2 million in 2006, reflecting the implementation of our brand management and franchising business. No revenues were earned in the first ten months of 2006 in connection with our new business.

Loss from continuing operations before income taxes of $5.2 million in 2006 increased $1.6 million, or 45% in 2006, from a loss of $3.6 million in 2005. The increase in the amount of the loss primarily reflects increases in selling, general and administrative costs and stock based compensation following the acquisition of UCC and increased restructuring charges related to the relocation of our headquarters from Baltimore, Maryland to New York City, partially offset by $1.9 million of royalty and franchise revenues and increases in interest income and other income. As discussed above, we recorded revenue for only seven weeks of 2006 (after the November 7, 2006 acquisition of The Athlete’s Foot), while we incurred expenses for the entire year and also incurred expenses associated with the process of transitioning to a new senior management team (following the completion of the UCC acquisition).

Royalty, Licensing and Franchise Fee Revenue

We recognized $34.3 million in revenues during the fiscal year 2007, as a result of owning our seven brands compared to $1.9 million in revenues for 2006 when we owned only one brand for seven weeks. Of the $34.3 million in revenues recognized in 2007, $15.3 million related to franchising royalties, $15.5 million related to licensing, and $3.5 million related to franchise fees. In 2006, $1.2 million in revenues was from royalties and $749,000 was from franchise fees. Royalty and licensing revenues are recorded as they are earned and become receivable from franchisees. Franchise fee revenue is recognized when all initial services are performed, which is generally considered to be upon the opening of the applicable franchisee store. Our revenues, especially those derived from our QSR franchisees, are subject to seasonal fluctuations.

As discussed above, all revenues from the MBS and the mobile and wireless communications businesses that we have sold have been reclassified to discontinued operations and are included in income (loss) from discontinued operations.

Total Operating Expenses

Operating expenses of $32.1 million in 2007 increased by $21.7 million, or 208% in 2007, from $10.4 million in 2006. The increase reflects an increase in selling, general and administrative costs and stock based compensation resulting from the acquisitions of the brands we own.

Operating expenses of $10.4 million in 2006 increased $5.2 million, or 99% in 2006, from $5.2 million in 2005. The increase primarily reflects an increase in selling, general and administrative costs and stock based compensation following the acquisition of UCC, and increased restructuring charges related to the relocation of our headquarters from Baltimore, Maryland to New York City and the transition of our senior management team.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of compensation, stock compensation expense and personnel related costs, rent, facility related support costs, travel and advertising.

Corporate SG&A expenses increased $5.7 million, or 79%, to $13.0 million in 2007 from $7.3 million in 2006. The increase primarily reflects additional costs resulting from the hiring of corporate staff to support our acquisition activity, stock compensation expense and growth of the Company. In accordance with accounting rules, included in corporate SG&A expense for 2007 is $408,000 of state tax expense. This is included in SG&A because it is a tax based on capital and not income. Additionally, we recorded SG&A expenses for our brands of $14.4 million, an increase of $13.9 million from $453,000 in 2006. Of the $14.4 million of brand related SG&A expenses in 2007, $4.8 million related to our QSR segment, $5.6 million related to our retail franchising segment, and $4.0 million related to our consumer branded products segment. Personnel employed by the Company increased from 36 employees to 107 employees as of December 31, 2007 as a result of our acquisitions.

SG&A expenses increased $4.1 million, or 112%, to $7.7 million in 2006 from $3.6 million in 2005. The increase primarily reflects additional costs resulting from our acquisitions of UCC, The Athlete’s Foot, and stock compensation expense. Excluding these acquisitions, SG&A expenses would have decreased $800,000. The primary drivers of the increase relate to personnel related costs at UCC and The Athlete’s Foot which we did not own in 2005. The personnel hired through the UCC acquisition comprise our new executive and management team, and the majority of our corporate staff.

Stock Compensation Expense

We adopted SFAS No. 123R,“Share-Based Payment” in the first quarter of 2006. Accordingly, we began to recognize compensation expense over the service period for the fair value of all equity based award grants issued after January 1, 2006, as well as expense attributable to the remaining service period for all prior grants that had not fully vested by that date. Stock based compensation expense is included in Corporate SG&A expenses.

Stock based compensation expense of $4.2 million in 2007 reflects the expense associated with option and warrant grants. The increase results from the granting of a total of approximately 7.1 million options and warrants in 2007 and 2006. Substantially all of the options granted in 2006 were granted from June through the end of the year, so a significant reason for the increase in stock compensation expense in 2007 over 2006 was because the options were outstanding for a full year in 2007 and only a portion of the year in 2006. These options and warrants were issued to provide long-term incentive packages to new key executives and other senior managers that we hired in 2007 and 2006, including individuals who were employed by UCC, The Athlete’s Foot, Bill Blass, Marble Slab, and Waverly prior to their acquisition by us and warrants to the sellers of The Athlete’s Foot, Bill Blass, Maggie Moo’s, Waverly, Pretzel Time and Pretzelmaker. Stock compensation expense of $1.6 million and $76,000 in 2006 and 2005, respectively, represents the cost associated with the grants of restricted stock and increased approximately $1.5 million from 2005 to 2006. In 2005, stock compensation expense was recorded using the intrinsic-value method. See Note 2 to our Consolidated Financial Statements.

Professional Fees

Corporate professional fees of $1.6 million, $1.1 million and $1.4 million in 2007, 2006 and 2005, respectively, represent the costs of outside professionals, primarily related to legal expenses associated with our public reporting, compliance, and corporate finance activities, and accounting fees related to auditing and tax services. Professional fees related to our brands of $1.6 million in 2007, include accounting fees and legal expenses associated with franchising activities, trademark and copyright maintenance. The increase in professional fees reflects the increased costs of compliance and auditing associated with the growth of the Company and the integration of acquisitions.

Depreciation and Amortization

Depreciation expenses arise from property and equipment purchased for use in our operations. Amortization costs arise from intangible assets acquired in acquisitions.

Depreciation and amortization increased $1.1 million, or 243%, to $1.6 million in 2007 from $471,000 in 2006. The increase primarily reflects the amortization of intangible assets related to a non-compete agreement with our chief executive officer, and amortization of intangibles of franchise agreements, license agreements, and master development agreements related to the TAF, Bill Blass, Marble Slab, MaggieMoo’s, Waverly, and Pretzel Time and Pretzelmaker acquisitions.

Interest Income

Interest income decreased $537,000, or 20%, to $2.1 million in 2007 from $2.6 million in 2006, which primarily reflects the change in our cash balances. Interest income increased $1.1 million or 78% to $2.6 million in 2006 from $1.5 million in 2005. The amounts recognized in each year reflect interest earned on our cash balances. In part of 2006 and in all of 2005, most of our available cash was invested in MBS, and earnings on such investments are reported as part of the results of discontinued operations.

Interest Expense

Interest expense increased $5.1 million to $5.1 million in 2007 reflecting interest expense incurred in connection with our borrowings under the BTMU Credit Facility (See Note 8 to our Consolidated Financial Statements), and $186,000 of imputed interest related to a long-term agreement liability assumed with The Athlete’s Foot acquisition, which expires in 2028. We had no outstanding borrowings under the BTMU Credit Facility prior to 2007.

Other Income (Expense)

Other income of $318,000 for the 2007 decreased $382,000 from 2006, and primarily reflects loan servicing revenue. The Company acquired UCC in June 2006, and UCC services a portfolio of loans. As a result, the Company’s operating results for the second half of 2006 and all of 2007 include loan servicing revenue derived from loans initiated and/or serviced by UCC. We expect the loan servicing activity to continue to decrease throughout 2008 and beyond as the underlying loans are repaid. Other income in 2007 also includes recoveries of $49,000 received from a venture capital investment, which had been written off in 2002. We record these recoveries as we receive them as the extent of future payments, if any, cannot be readily determined. Other income of $700,000 in 2006 primarily reflects $525,000 of payments received from a venture capital investment, which we wrote-off in 2002. We also recorded $148,000 of loan servicing revenue received by UCC in 2006. We expect the loan servicing activity to decrease over time as the underlying loans are paid-off.

Minority Interest

Minority interest expense of $269,000 for 2007 represents approximately 10% of the after tax net income attributable to the Bill Blass business which is owned 90% by NexCen Acquisition Corp. and 10% by Designer Equity Holdings, LLC, an entity controlled by a licensee of the Bill Blass trademark. We acquired Bill Blass in 2007.

Income Taxes

We recorded a current income tax expense in 2007 of $236,000. This reflects approximately $231,000 of foreign taxes withheld on franchise royalties received from franchisees located outside of the United States in accordance with tax treaties between the U.S. and the respective foreign countries, $43,000 of state income tax expense and a credit for a federal tax refund of $38,000. The combined federal and state deferred tax expense of $3.1 million for 2007 results primarily from timing differences relating to the amortization of trademarks. Trademarks are amortized over fifteen years for tax purposes. However, under U.S. generally accepted accounting principles (GAAP), there is no amortization for book purposes. The Company is not permitted to offset this deferred tax expense against its deferred tax assets that it accumulated under tax loss carry forwards because the deferred tax expense relates to an indefinite-lived asset that is not anticipated to reverse in the same period. The Company expects that it will continue to record a significant deferred tax expense in future years but that cash paid for income taxes for 2007 and in future years will be lower due to the amortization of trademarks for tax purposes, interest expense and the availability of net operating loss carry forwards. The Company anticipates that it will only pay foreign taxes withheld at the source, which are based on gross revenue, and certain state and local income taxes. Current tax expense reflects the Company’s expectation of its cash tax obligations for 2007.

Under GAAP, we are not able to offset our deferred tax liabilities relating to amortization differences with our deferred tax assets attributable primarily to our tax loss carry forwards until such time as we have satisfied GAAP requirements that there be objective evidence of our ability to generate sustainable taxable income from our operations. As we have a history of losses, we have not satisfied this requirement as of December 31, 2007. Even if we are able to report net income in 2008 and beyond, we may not satisfy this accounting requirement over the next several quarters (and perhaps longer) since continued amortization of trademarks in future periods may generate additional tax losses. As a result, we are likely to continue to record a deferred tax expense in our statement of operations for 2008. This income tax expense is not a cash expense, but is required to be recorded under GAAP. We are able to use our accumulated net tax loss carry forwards in preparing our tax returns to reduce or eliminate our current cash tax obligations. When we are permitted, under GAAP, to offset the deferred tax liability against the deferred tax asset resulting from our accumulated tax loss carry forwards, we will do so.

As discussed in Item 1. Business under the caption “Tax Loss Carry Forwards,” our net tax loss carry forwards will not offset state, local and foreign tax liabilities, and we also will remain subject to alternative minimum taxes, as discussed in Item 1A. Risk Factors under the caption “Risks of Our Tax Loss Carry Forwards- We expect to be subject in the alternative minimum tax and our net loss carry forwards would not offset this tax in its entirety.” Our state, local and foreign tax position is discussed in Note 9 to our Consolidated Financial Statements, and the $236,000 expense for 2007 reflects primarily the net amount of current state, local and foreign taxes incurred in 2007. Our continuing operations were not subject to any alternative minimum tax in 2007. If our continuing operations generate taxable income in the future, we expect to record current tax liabilities for state, local, foreign and federal alternative minimum taxes, as our net tax loss carry forwards will not offset such tax liabilities in their entirety. We cannot yet estimate the effective tax rate that would result from these taxes, though we expect them to result in a modest overall effective tax rate.

Our income (loss) from discontinued operations included no net tax expense in 2005 or 2007, as there was a net loss in those years, and a net tax expense of $64,000 in 2006, when there was net income. This net tax expense was attributable to the application of the alternative minimum tax.

Discontinued Operations

During 2007, net losses from discontinued operations of $(586,000), or $0.01 per share, reflects settlement costs, legal fees and other costs of $508,000 incurred in connection with litigation related to the Transportation business sale, partially offset by the reversal of $647,000 in sales tax liabilities where the statute of limitations has expired and includes tax settlements with three states related to income tax and voluntary disclosure events, related to our former mobile and wireless communications business. In 2007, the Company recorded settlements in the amount of $600,000 relating to the Transportation business sale and $125,000 relating to the UCC litigation, both of which are discussed in Note 13 to our Consolidated Financial Statements.

FINANCIAL CONDITION

During 2007 our total assets increased by $201 million, while our total liabilities increased by $152 million. These changes reflect the additional trademarks and goodwill acquired in the acquisitions of Bill Blass, MaggieMoo’s, Marble Slab, Waverly, Pretzel Time and Pretzelmaker Brands, offset by a decrease in cash which was utilized for the acquisitions. In addition, we borrowed $110.8 in 2007 secured by the assets of The Athlete’s Foot, Bill Blass, Waverly, MaggieMoo’s, Marble Slab, Pretzel Time and Pretzelmaker under our BTMU Credit Facility, which is described in Note 8 to our Condensed Consolidated Financial Statements. These borrowings increased both our cash on hand and our indebtedness.

Liquidity and Capital Resources

Liquidity refers to our ability to meet financial obligations that arise during the normal course of business. Sources of liquidity can include cash generated by operations, available borrowings, and proceeds from the sale of securities or assets. Our operations have not been profitable historically, and thus they have consumed, rather than generated, cash. One of our key objectives is to achieve profitability, so that our operations will enhance our liquidity and increase the amount of cash we have available for investment in the growth and development of our business.

Our business model does not involve significant capital asset investment (other than acquisitions of additional IP assets and IP-centric businesses.) Accordingly, we do not expect to be required to fund any material capital expenditures outside of our acquisition program.

As of December 31, 2007, we had available cash on hand of approximately $46 million. We used approximately $22 million of this balance in connection with the acquisition of Great American Cookies in January 2008. We were able to increase our BTMU Credit Facility to $181 million (as discussed below) to finance the remainder of the acquisition costs. We anticipate that cash on hand and cash generated from operations will provide us with sufficient liquidity to meet the expenses of operations, including our debt service obligations, for at least the next twelve months. As discussed below, additional sources of capital will be needed to fund additional acquisitions, even taking into account anticipated cash flows from operations.

Although we had more than $83 million of cash on hand as of December 31, 2006, we concluded that securing an additional source of liquidity was important to ensure our continued ability to fund acquisitions and the expansion of our business. Accordingly, on March 12, 2007 we entered into a $150 million bank credit facility with BTMU, the terms of which are discussed in Note 8 to our Consolidated Financial Statements. As noted above, we increased this facility to $181 million in January 2008.

We expect that additional sources of capital will be needed to fund future acquisitions. Such additional capital may be available through additional bank borrowings and market sales or private placements of debt or equity securities. We cannot assure that any such additional borrowings or sales of securities will be available to us (should they be needed in the future) on favorable terms and conditions or at all. Such sources of additional liquidity are subject to many risks and uncertainties that are not within our control, such as changes in the condition of the capital markets and prevailing bank loan terms, as well as the trading price of our common stock. See Item 1A. Risk Factors under the captions “Risk of Our Acquisition Strategy -- The market price of our common stock has been, and may continue to be, volatile, which could reduce the market price of our common stock and, among other things, make it more expensive for us to complete acquisitions using our stock as consideration” and “Risk of Our Business -- Our ability to grow through the acquisition of additional IP assets and business will depend on the availability of capital to complete acquisitions” for a discussion of risks relating to our ability to fund additional acquisitions.”

The following table reflects use of net cash for operations, investing, and financing activities:

(IN THOUSANDS)	2007	2006	2005
Net cash (used in) provided by operating activities	$(4,149)	$(890)	$2,128
Net cash (used in) provided by investing activities	(146,106)	217,609	(195,708)
Net cash provided by (used in) financing activities	113,064	(134,275)	133,949
Net (decrease) increase in cash and cash equivalents	$(37,191)	$82,444	$(59,631)

Net cash used in operating activities was $4.1 million in 2007, compared to net cash used in operating activities of $890,000 and net cash provided by operating activities of $2.1 million for 2006 and 2005, respectively. The cash used in operating activities in 2007 is primarily a result of the increase in accounts receivable and prepaid expenses and other assets reflecting growth in the businesses we acquired. The cash used in and provided by operating activities in 2006 and 2005 reflected the results of our discontinued operations and our corporate expenses (primarily in 2006 and entirely in 2005). In 2006, we owned UCC for six months and The Athlete’s Foot for seven weeks.

Net cash used in investing activities was $146 million in 2007, primarily results from the acquisitions of Bill Blass, Marble Slab, MaggieMoo’s, Waverly, Pretzel Time, and Pretzelmaker. Net cash provided by investing activities of $218 million for 2006, primarily reflecting $254 million of MBS sales and principal repayments, partially offset by $43.2 million of cash used in the acquisitions of UCC and The Athlete’s Foot. Net cash used in investing activities of $196 million for 2005, primarily related to $387 million used to purchase MBS, partially offset by $85 million of principal repayments on our MBS and proceeds from the sale of $107 million of MBS.

Net cash provided by financing activities in 2007 of $113 million primarily reflects borrowing on the BTMU Credit Facility which is discussed in Note 8 to our Consolidated Financial Statements, as well as the funds received by the Company from the sale of minority interest in Bill Blass Jeans, LLC as discussed in Note 18 to our Consolidated Financial Statements. Net cash used in financing activities in 2006 of $134 million primarily reflects the repayment of short-term repurchase agreements that were used to fund MBS investments. Net cash provided by financing activities in 2005 of $134 million which primarily related to the funding we received through repurchase agreements to purchase MBS.

Contractual Obligations

The following table reflects our contractual commitments, including our future minimum lease payments as of December 31, 2007:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Contractual Obligations
(in thousands)
Long-Term Debt	$109,578	$6,340	$30,017	$65,856	$7,365
Capital Lease Obligations	48	27	21	-	-
Operating Leases	16,303	1,821	3,679	3,731	7,072
Purchase Obligations	5,627	5,627	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	3,815	1,562	869	49	1,335
Total	$135,371	$15,377	$34,586	$69,636	$15,772

Long-Term Debt relates to the outstanding borrowings under the BTMU Credit Facility (see Note 8 to our Consolidated Financial Statements). Operating lease obligations includes primarily our real estate leases for our corporate headquarters, our Bill Blass and Waverly showrooms located in New York City and our Norcross, Georgia franchise management facility. We also remain obligated under certain leases for facilities we no longer use in Houston, Texas and Marlborough, Massachusetts (both of which we sub-lease). Purchase obligations represents consideration payable related to the acquisition of Marble Slab, which amount will be paid from restricted cash on hand and consideration payable pursuant to an earn-out provision with respect to the acquisition of MaggieMoo’s in the amount of $526,581. Other long-term liabilities include: (a) the expected net present value of guaranteed lease obligations we assumed in connection with our acquisition of MaggieMoo’s, related to the leases of franchisees that we guarantee, and (b) the net present value of a long- term compensation arrangement with a former franchisee of TAF. We have not included contracts for maintenance support on hardware or software that we own because we generally pay in advance for these services and have the option of choosing whether or not to renew these services each year.

Off Balance Sheet Arrangements

Athletes Foot Marketing Support Fund, LLC (“MSF”), is an entity which is funded by the domestic franchisees of The Athletes Foot to provide domestic marketing, advertising and promotional services on behalf of the franchisees. On an as needed basis, the Company advances funds to MSF under a loan agreement. The terms of the loan agreement include a borrowing rate of prime plus 2%, and repayment by MSF with no penalty, at any time. As of December 31, 2007 and 2006, the Company had receivable balances of $1.3 million and $350,000 from MSF, respectively. The company does not consolidate this fund under FASB interpretation No. 46(R) –“Variable Interest Entities”.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks, which exist as part of our ongoing business operations. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in these forward-looking statements.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of December 31, 2007, the Company had outstanding borrowings of $110 million under its BTMU Credit Facility, secured by the assets of The Athlete’s Foot, Bill Blass, MaggieMoo’s, Marble Slab, Waverly, Pretzel Time and Pretzelmaker brands. The interest rate on these borrowings is based on three month LIBOR rates plus a margin, which can increase or decrease depending on our debt service coverage ratio. The Company is subject to interest rate risk from fluctuations in the LIBOR rate. Although LIBOR rates fluctuate on a daily basis, our debt resets every 90 days. As of December 31, 2006, we had no outstanding borrowings or other debt. If our bank requests it, we will be obligated to hedge the interest rate exposure on our outstanding loans.

Because our BTMU Credit Facility is a variable rate debt, interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Holding other variables constant, including levels of indebtedness and our debt service coverage ratio, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $1.1 million.

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

Foreign Exchange Rate Risk

The Company is exposed to fluctuations in foreign currency due to its international franchisees. Several of the brands we own have franchisees or licensees located in countries that transact business in currencies other than the U.S. dollar. The foreign currency is translated into U.S dollars to determine the amount of royalties due to the Company. Although we have franchisees and licensees throughout the world for our various brands, our primary foreign currency exchange exposure involves the Australian dollar, as approximately one-third of our international stores for The Athlete’s Foot as of December 31, 2007, are located in Australia. However, because more than two-thirds of The Athlete’s Foot revenue is generated from domestic franchisees, and because most of the Company’s other franchisees and licensees are concentrated in the United States, the overall exposure to foreign exchange gains and losses is not expected to have a material impact on the consolidated results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

The following financial statements required by this item are included in the Report beginning on page 35.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NexCen Brands, Inc.:

We have audited the accompanying consolidated balance sheets of NexCen Brands, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NexCen Brands, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 20, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York
March 20, 2008

NEXCEN BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	DECEMBER 31,
	2007	2006
ASSETS
Cash and cash equivalents	$46,345	$83,536
Trade receivables, net of allowances of $1,173 and $530	7,098	2,042
Other receivables	2,685	511
Restricted cash	5,274	—
Prepaid expenses and other current assets	3,871	2,210
Total current assets	65,273	88,299

Property and equipment, net	4,200	389
Goodwill	67,224	15,607
Trademarks	210,824	49,000
Other intangible assets, net of amortization	7,546	3,792
Deferred financing costs, net and other assets	2,484	—
Restricted cash	1,656	1,298
Total Assets	$359,207	$158,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$7,871	$3,235
Repurchase agreements and sales tax liabilities - discontinued operations	—	1,333
Restructuring accruals	13	145
Deferred revenue	3,976	40
Current portion of long-term debt	6,340	—
Acquisition related liabilities	7,173	4,484
Total current liabilities	25,373	9,237

Long-term debt	103,238	—
Deferred tax liability	27,719	218
Acquisition related liabilities	3,785	—
Other long-term liabilities	3,239	2,317
Total liabilities	163,354	11,772

Commitments and Contingencies

Minority Interest	3,040	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2007 and 2006, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 55,517,475 and 47,966,085 shares issued and outstanding as of December 31, 2007 and 2006, respectively	557	481
Additional paid-in capital	2,667,920	2,615,742
Treasury stock	(1,757)	(352)
Accumulated deficit	(2,473,907)	(2,469,258)
Total stockholders’ equity	192,813	146,613
Total liabilities and stockholders’ equity	$359,207	$158,385

See accompanying notes to consolidated financial statements.

NEXCEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Revenues:
Royalty revenues	$15,289	$1,175	$—
Licensing revenues	15,542	—	—
Franchise fee revenues	3,464	749	—
Total revenues	34,295	1,924	—

Operating expenses:
Selling, general and administrative expenses:
Brands	(14,352)	(453)	—
Corporate	(12,977)	(7,261)	(3,645)
Professional fees:
Brands	(1,605)	(115)	—
Corporate	(1,552)	(1,034)	(1,444)
Depreciation and amortization	(1,619)	(471)	(159)
Restructuring charges	—	(1,079)	7
Total operating expenses	(32,105)	(10,413)	(5,241)

Operating income (loss)	2,190	(8,489)	(5,241)

Non-operating income (expense):
Interest income	2,100	2,637	1,478
Interest expense	(5,099)	—	—
Other income , net	318	700	231
Minority interest	(269)	—	—
Investment loss, net	—	—	(19)
Total non-operating income (expense)	(2,950)	3,337	1,690

Loss from continuing operations before income taxes	(760)	(5,152)	(3,551)
Income taxes:
Current	(236)	(81)	—
Deferred	(3,067)	—	—

Loss from continuing operations	(4,063)	(5,233)	(3,551)

Discontinued operations:
Income (loss) from discontinued operations, net of tax expense of $64 for 2006	(586)	2,358	225
Gain (loss) on sale of discontinued operations	—	755	(1,194)

Net loss	$(4,649)	$(2,120)	$(4,520)

Loss per share (basic and diluted) from continuing operations	$(0.08)	$(0.11)	$(0.08)
Income (loss) per share (basic and diluted) from discontinued operations	(0.01)	0.07	(0.02)
Net loss per share - basic and diluted	$(0.09)	$(0.04)	$(0.10)

Weighted average shares outstanding - basic and diluted	51,889	45,636	44,006

See accompanying notes to consolidated financial statements.

NEXCEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

						UNREALIZED
			ADDITIONAL			GAIN
	PREFERRED	COMMON	PAID-IN	ACCUMULATED	TREASURY	(LOSS) ON
	STOCK	STOCK	CAPITAL	DEFICIT	STOCK	INVESTMENT	TOTAL
Balance as of December 31, 2004	$-	$440	$2,592,977	$(2,462,611)	$-	$(216)	$130,590
Exercise of options and warrants	-	-	32	(7)	-	-	25
Stock based compensation	-	-	76	-	-	-	76
Unrealized gain on investments available for sale	-	-	-	-	-	216	216
Net loss	-	-	-	(4,520)	-	-	(4,520)
Balance as of December 31, 2005	-	440	2,593,085	(2,467,138)	-	-	126,387
Exercise of options and warrants	-	-	1	-	-	-	1
Stock based compensation	-	-	3,177	-	-	-	3,177
Common stock issued	-	41	19,479	-	-	-	19,520
Common stock repurchased	-	-	-	-	(352)	-	(352)
Net loss	-	-	-	(2,120)	-	-	(2,120)
Balance as of December 31, 2006	-	481	2,615,742	(2,469,258)	(352)	-	146,613
Surrender of shares from cashless exercise of warrants	-	-	-	-	(1,405)	-	(1,405)
Exercise of options and warrants	-	16	4,702	-	-	-	4,718
Stock based compensation	-	-	4,335	-	-	-	4,335
Common stock issued	-	60	43,141	-	-	-	43,201
Net loss	-	-	-	(4,649)	-	-	(4,649)
Balance as of December 31, 2007	$-	$557	$2,667,920	$(2,473,907)	$(1,757)	$-	$192,813

See accompanying notes to consolidated financial statements.

NEXCEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	2007	2006	2005
			Revised
Cash flows from operating activities:
Net loss from continuing operations	$(4,063)	$(5,233)	$(3,551)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	1,619	471	159
Deferred income taxes	3,067	—	—
Stock based compensation	4,215	1,632	76
Minority interest	269	—	—
Amortization of loan fees	309	—	—
Realized losses on long term investments	—	—	19
Amortization of mortgage premiums	—	—	670
Changes in assets and liabilities, net of acquired assets and liabilities:
(Increase) in trade receivables, net of allowances	(4,719)	(791)	—
(Increase) decrease in prepaid expenses and other assets	(1,333)	(1,096)	3,112
(Increase) decrease in interest and other receivables	(1,039)	663	(818)
Increase (decrease) in accounts payable and accrued expenses	219	(249)	903
Increase (decrease) in restructuring accruals and other liabilities	—	314	(1,202)
(Decrease) in deferred revenue	(1,478)	—	—
Cash (used in) provided by discontinued operations for operating activities	(1,215)	3,399	2,760
Net cash (used in) provided by operating activities	(4,149)	(890)	2,128

Cash flows from investing activities:
(Increase) decrease in restricted cash	(5,632)	7,335	199
Purchases of property and equipment	(3,905)	(151)	(47)
Acquisitions, net of cash acquired	(136,569)	(43,189)	—
Sales and maturities of investments available for sale	—	—	45
Cash provided by (used in) discontinued operations in investing activities	—	253,614	(195,905)
Net cash (used in) provided by investing activities	(146,106)	217,609	(195,708)

Cash flows from financing activities:
Proceeds from sale of minority interest	2,771	—	—
Proceeds from debt borrowings	110,801	—	—
Financing costs	(2,598)	—	—
Principal payments on debt	(1,223)	—	—
Exercise of options and warrants	3,313	1	25
Purchase of treasury stock	—	(352)	—
Cash (used in) provided by discontinued operations in financing activities	—	(133,924)	133,924
Net cash provided by (used in) financing activities	113,064	(134,275)	133,949
Net (decrease) increase in cash and cash equivalents	(37,191)	82,444	(59,631)
Cash and cash equivalents, at beginning of period	83,536	1,092	60,723
Cash and cash equivalents, at end of period	$46,345	$83,536	$1,092

See accompanying notes to consolidated financial statements

NEXCEN BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION AND DESCRIPTION OF THE BUSINESS

NexCen Brands, Inc. (“NexCen” or the “Company”) is a vertically integrated global brand management and franchising company. Our business is focused on managing, developing and acquiring intellectual property, which we refer to as IP, and IP-centric businesses operating in three segments: Consumer Branded Products, Retail Franchising and Quick Service Restaurant Franchising (which we refer to as “QSR” Franchising). We generate revenue from licensing, franchising and other commercial arrangements with third parties who want to use our brands and associated IP, including trademarks, trade names, copyrights, franchise rights, patents, trade secrets, know-how and other similar, valuable property. These third parties pay us licensing, franchising and other contractual fees and royalties for the right to use our IP on either an exclusive or non-exclusive basis. Our contractual arrangements may apply to a specific demographic product market, a specific geographic market or to multiple demographics and/or markets.

The licensing, franchising and other contractual fees paid to us include a mixture of upfront payments, required periodic minimum payments (regardless of sales volumes), and volume-dependent periodic royalties (based upon the number or dollar amount of branded products sold). Accordingly, our revenues reflect both recurring and non-recurring payment streams.

We commenced our current business in June 2006, when we acquired UCC Capital Corporation, which we refer to as UCC. Upon the closing of that acquisition, Robert W. D’Loren, who was the president and chief executive officer of UCC, became our president and chief executive officer and a member of our Board of Directors.

In November 2006, we entered the retail franchising business by acquiring Athlete’s Foot Brands, LLC, along with an affiliated company and certain related assets. The Athlete’s Foot is one of the largest athletic footwear and apparel franchisors with approximately 640 franchised units in over 40 countries.

In February 2007, we entered the consumer branded products business by acquiring Bill Blass Holding Co., Inc. and two affiliated businesses. The Bill Blass label represents timeless, modern American style.

Also in February 2007, we acquired MaggieMoo’s International, LLC (“MaggieMoo’s”) and the assets of Marble Slab Creamery, Inc. (“Marble Slab”), two well known and established brands within the hand-mixed, premium ice cream category, having a combined total of approximately 580 franchised units. With these acquisitions NexCen entered the QSR franchising business.

In May 2007, we expanded our consumer branded products business by acquiring all of the intellectual property and license contracts related to the Waverly brand.  Waverly is a premier lifestyle brand with an array of licensed home furnishings products, including fabrics, wallpapers, paint, bedding, window treatments, and decorative accessories.

In August 2007, we acquired substantially all of the assets of Pretzel Time Franchising, LLC (“Pretzel Time”) and Pretzelmaker Franchising, LLC (“Pretzelmaker”), adding two hand-rolled pretzel chains with approximately 380 franchised units worldwide to our QSR franchising business.

In January 2008, we acquired the trademarks and other intellectual property of The Shoe Box, Inc. (“Shoebox” in partnership with the Camuto Group, a premier women's fashion footwear company. Shoebox is a multi-brand luxury shoe retailer based in New York with nine locations. The companies have begun franchising Shoebox's luxury footwear concept domestically and internationally under the Shoebox New York brand.

In January 2008, we acquired substantially all of the assets of Great American Cookie Company Franchising, LLC and Great American Manufacturing, LLC (collectively, “Great American Cookies”). This transaction added another premium treat brand and 300 franchised units to our QSR portfolio.

(2)	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

(a) PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements do not include the accounts or operations of certain brand and marketing funds. (See Note 2 (m)).

(b) RECLASSIFICATIONS AND REVISIONS

Certain 2006 and 2005 amounts have been reclassified to conform to the current year presentation. All 2006 and 2005 activity related to our mortgage-backed securities (“MBS”) business has been classified as discontinued operations. None of these reclassifications had a material effect on the Company’s consolidated financial statements.

For the years ended December 31, 2006 and 2005 the Company has separately disclosed the operating, investing and financing portions of the cash flows attributed to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. The company also reclassified changes in restricted cash as cashflows from investing activities.

(c) USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, valuation of goodwill and intangible assets and estimated useful lives of identifiable intangible assets, accrued revenues, guarantees, depreciation, restructuring accruals, valuation of deferred tax assets and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

SIGNIFICANT ACCOUNTING POLICIES:

(d) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents consisted of the following:

(in thousands)	DECEMBER 31, 2007	DECEMBER 31, 2006
Cash	$12,540	$10,694
Money market accounts	33,805	72,842
Total	$46,345	$83,536

The cash balance as of December 31, 2007, includes approximately $7 million of cash received from franchisees and licensees that is being held in trust in accordance with the terms of our BTMU Credit Facility (See Note 8 - Long-Term Debt). These funds are applied to the quarterly payments of principal and interest on the BTMU debt and the excess is released to the Company for general corporate purposes.

(e) TRADE RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade receivables consist of amounts the Company expects to collect from franchisees for royalties and franchise fees, and from licensees for license fees, net of allowance for doubtful accounts of $1,173,000 and $530,000, as of December 31, 2007 and 2006, respectively. The Company provides a reserve for uncollectible amounts based on its assessment of individual accounts. Cash flows related to net changes in trade receivable balances are classified as increases or decreases in trade receivables in the consolidated statement of cash flows.

Details of activity in the allowance for doubtful accounts for each year ended December 31, is as follows:

	Beginning				Ending
(in thousands)	Balance	Acquisitions	Additions	Write-Offs	Balance
2005	$-	$-	$-	$-	$-
2006	$-	$530	$-	$-	$530
2007	$530	$158	$485	$-	$1,173

(f) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, which included cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses, approximate their fair value due to the relatively short duration of the instruments. The carrying amount of the company’s long term debt approximates its fair value since the interest rate adjusts to market rates on a quarterly basis.

(g) PROPERTY AND EQUIPMENT

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

(h) TRADEMARKS, GOODWILL AND OTHER INTANGIBLE ASSETS

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

In accordance with the requirements of SFAS 142, goodwill has been assigned to reporting units for purposes of impairment testing. Our reporting units are our operating segments: retail franchising, quick service restaurants, consumer branded products, and corporate.

Costs incurred in connection with our BTMU Credit Facility (See Note 8 - Long Term Debt) are being amortized over the term of the loan using the effective interest method. The Company assesses the recoverability of other intangible assets subject to amortization in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

(i) INCOME TAXES

The Company recognizes income taxes using the asset and liability method, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized as income in the period that includes the enactment date. In assessing the likelihood of realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which these temporary differences become deductible.

(j) STOCK BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for equity-based employee compensation arrangements in accordance with the provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations including FIN 44, “Accounting for Certain Transactions Involving Stock Compensation.” Under APB No. 25, compensation expense was based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price referred to as the intrinsic-value-based method. Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As was allowed by SFAS No. 123, the Company had elected to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of SFAS No. 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation Transition and Disclosure.”

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires that new share-based payments, such as grants of stock options, restricted shares, warrants, and stock appreciation rights, be measured at fair value and reported as expense in a company’s financial statements over the requisite service period. For existing share-based payment awards granted prior to January 1, 2006, the Company has recognized, in current earnings, compensation expense over the remaining service period, if any, based on the grant date fair value of those awards as calculated for disclosure under SFAS No. 123. However, in accordance with SFAS No. 123R, the Company no longer recognizes forfeitures as they occur, rather, forfeitures are estimated in calculating the fair value of each award. See Note 11, Stock Based Compensation, for the assumptions used to calculate the stock compensation expense under the fair-value method shown above.

The following table illustrates the effect on net loss from continuing operations if the fair-value method had been applied to all outstanding and unvested awards for the year ended December 31, 2005:

(in thousands)	2005
Net loss from continuing operations, as reported	$(3,551)
Add stock-based employee compensation expense included in reported net loss	76
Deduct total stock-based employee compensation expense determined under fair-value method for all awards	(526)

Pro forma net loss from continuing operations	$(4,001)

Pro forma net loss per share from continuing operations	$(0.09)
Weighted average shares outstanding - basic	44,006

See Note 11, Stock Based Compensation, for the assumptions used to calculate the stock compensation expense under the fair-value method shown above.

(k) EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company has had a net loss in each of the periods presented, basic and diluted net loss per share are the same. Options and warrants to purchase 4.2 million, 7.2 million and 1.9 million shares of the Company’s common stock during 2007, 2006, and 2005, respectively, have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

(l) REVENUE RECOGNITION

Royalties from franchise operations are recorded as franchise revenues as the fees are earned and become receivable from franchisees. Franchise fee income is recognized when all initial required services are performed, which is generally considered to be upon the opening of the franchisee’s store. Revenues from license agreements are recognized in accordance with the terms of the underlying licenses.

(m) ADVERTISING

Advertising and marketing costs paid by the Company in connection with its consumer brands segment are expensed as incurred. Advertising expense was $2.8 million for the year ended December 31, 2007, our first full year of brand operations. The Company receives advertising contributions from licensees of its consumer brands, generally as a percentage of sales, to defray part or all of the advertising expense relating to consumer brands. Contributions from licensees were $1.1 million, $0 and $0 for the years ended December 31, 2007, 2006 and 2005.

The Company maintains advertising funds in connection with its retail franchising and QSR segments. The funds are received from franchisees and are based upon a percentage of sales as stipulated in the franchise agreements. These funds are owned by the company, but used exclusively for marketing of the respective franchised brands. The company has determined the funds are variable interest entities, as defined by FASB Interpretation No. 46(R) - “Variable Interest Entities”. The company is not the primary beneficiary of these variable interest entities and therefore these funds are excluded from the consolidated financial statements. Contributions received by these funds totaled approximately $2.2 million for the year ended December 31, 2007. As of December 31, 2007 the company has advanced approximately $1.3 million to one of the marketing funds, the amount will be recovered from future contributions by the franchisees of the company.

(n) RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure most financial instruments and certain items at fair value that are currently required to be measured at historical costs. Adoption of SFAS No. 159 is optional. We currently do not expect to adopt SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” Under SFAS No. 141(R), acquiring entities will recognize assets acquired and liabilities assumed in connection with business combinations at fair market value with limited exception. Among its provisions, SFAS No. 141(R) requires that: (a) acquisition costs will generally be expensed as incurred and not capitalized, (b) contingent consideration will be recognized at estimated fair value at the time of acquisition, (c) noncontrolling interests will be valued at fair value at the acquisition date. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. We are currently assessing the impact that this standard will have on our consolidated results of operations, financial position, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- An Amendment of ARB No. 51.” SFAS No. 160 provides that noncontrolling interests in a subsidiary (minority interests) are to be recorded as a component of equity, separate from the parent’s equity. SFAS No. 160 also provides for changes in the way minority interest expense is recorded in the income statement, and will require expanded disclosure regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for years and interim periods beginning on or after December 15, 2008. We are currently assessing the impact that this standard will have on our consolidated results of operations, financial condition, or cash flows.

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

(4) SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid for the years ended December 31, 2007, 2006 and 2005 was $2,748, $1,403 and $5,387 (in thousands), respectively.

Taxes paid for the years ended December 31, 2007, 2006 and 2005 were $697, $0, and $0, (in thousands) respectively.

Significant non-cash investing and financing activities are as follows:

For the year ended December 31, 2007, the Company issued 5,923,732 shares of its common stock and warrants to acquire 50,000 shares of common stock with an aggregate value of $43.2 million in connection with brand acquisitions.

In June 2006 and in connection with the acquisition of a business, the Company issued 2.5 million shares of common stock, warrants and options to acquire 440,000 and 106,236 shares of common stock respectively with an aggregate fair value of approximately $11 million. In November 2006 and in connection with the acquisition of a business, the Company issued 1.4 million shares of common stock, and warrants to purchase 500,000 shares, respectively with an aggregate fair value of approximately $9.8 million.

(5) PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	ESTIMATED
	USEFUL	DECEMBER 31,
	LIVES	2007	2006
Furniture and fixtures	7 - 10 Years	$792	$206
Computer and equipment	3 - 5 Years	908	126
Software	3 Years	486	112
Leasehold improvements	Term of Lease	2,939	393
Total property and equipment		5,125	837
Less accumulated depreciation		(925)	(448)
Property and equipment, net of accumulated
depreciation		$4,200	$389

Depreciation expense of property and equipment was $477,000, $272,000 and $159,000 in 2007, 2006 and 2005, respectively. The Company recognizes rent expense on a straight-line basis over the lease period based upon the aggregate lease payments. The lease period is determined as the original lease term without renewals, unless and until the exercise of lease renewal options is reasonably assured, and also includes any period provided by the landlord as a “free rent” period. Aggregate lease payments include all rental payments specified in the contract, including contractual rent increases.

(6) GOODWILL, TRADEMARKS, AND INTANGIBLE ASSETS

The net carrying value of goodwill is as follows (in thousands):

	DECEMBER 31,
	2007	2006
UCC	$37,311	$10,135
The Athlete's Foot	2,546	5,472
Bill Blass	19,578	-
Marble Slab	2,121	-
MaggieMoo's	4,666	-
Pretzel Time	401	-
Pretzelmaker	601	-
Total	$67,224	$15,607

The decrease in the net carrying amount of goodwill for The Athlete’s Foot is related to the reversal of an accrual relating to additional consideration under the TAF purchase agreement which was not paid as discussed in Note 17 Acquisition of The Athlete’s Foot. The increase in goodwill for UCC resulted from contingent consideration paid in September 2007 in accordance with the terms of the UCC merger agreement discussed in Note 16 Acquisition of UCC.

Trademarks acquired by entity are as follows (in thousands):

	DECEMBER 31,
	2007	2006
The Athlete's Foot	$49,000	$49,000
Bill Blass	58,800	-
Waverly	36,907	-
Marble Slab	22,117	-
MaggieMoo's	16,500	-
Pretzel Time	17,000	-
Pretzelmaker	10,500	-
Total	$210,824	$49,000

The increase in trademarks from December 31, 2006 is a result of the Bill Blass, Marble Slab, MaggieMoo’s, Waverly, Pretzel Time and Pretzelmaker acquisitions during 2007. Trademarks have an indefinite life and are analyzed for impairment on an annual basis or more frequently if events or circumstances indicate that the asset may be impaired.

Other intangible assets are as follows (in thousands):

	DECEMBER 31,
	2007	2006
UCC	$1,370	$1,370
The Athlete's Foot	2,600	2,600
Bill Blass	779	-
Waverly	433	-
Marble Slab	1,229	-
MaggieMoo's	654	-
Pretzel Time	1,012	-
Pretzelmaker	788	-
Total Other Intangible Assets	8,865	3,970
Less: Accumulated Amortization	(1,319)	(178)
Other Intangible Assets, net	$7,546	$3,792

Other intangible assets is comprised of non-compete agreements of key executives and others, franchise agreements, license agreements and master development agreements, and are being amortized generally on a straight-line basis over a period ranging from one to twenty years. Total amortization expense recorded by the Company for the years ended December 31, 2007, 2006 and 2005 was $1,141,000, $178,000 and $-0-, respectively.

Trademarks, Goodwill, and Other Intangible Assets by reportable segment is as follows:

	Goodwill		Trademarks		Other Intangibles		Total
	December 31,		December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Corporate	$37,311	$10,135	$-	$-	$1,370	$1,370	$38,681	$11,505
Retail franchising	2,546	5,472	49,000	49,000	2,600	2,600	54,146	57,072
Consumer branded products	19,578	-	95,707	-	1,212	-	116,497	-
Quick service restaurants	7,789	-	66,117	-	3,683	-	77,589	-
Total	67,224	15,607	210,824	49,000	8,865	3,970	286,913	68,577
Less accumulated amortization	-	-	-	-	1,319	178	1,319	178
Total	$67,224	$15,607	$210,824	$49,000	$7,546	$3,792	$285,594	$68,399

The following table presents the future amortization expense expected to be recognized over the amortization period of the other intangible assets outstanding as of December 31, 2007 (in thousands):

	Weighted Average Amortization Period	Year Ending December 31,
	(Years)	2008	2009	2010	2011	2012	Thereafter
Corporate:
UCC	3.0	$502	$209	$-	$-	$-	$-

Retail Franchising:
The Athlete's Foot	20.0	130	130	130	130	130	1,798

Consumer branded products:
Bill Blass	4.2	237	237	99	-	-	-
Waverly	4.6	102	102	102	63	-	-
		339	339	201	63	-	-
Quick service restaurants:
Marble Slab	20.0	56	56	56	56	56	905
MaggieMoo’s	20.0	35	35	35	35	35	450
Pretzel Time	4.8	202	202	202	202	112	0
Pretzelmaker	4.8	162	162	162	162	67	0
		455	455	455	455	270	1,355

Total Amortization		$1,426	$1,133	$786	$648	$400	$3,153

(7) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	DECEMBER 31,
	2007	2006
Accounts payable	$1,806	$1,418
Accrued interest payable	1,925	-
Accrued professional fees	860	-
Deferred rent - current portion	85	-
Accrued compensation and benefits	531	484
Refundable franchise fees and gift cards	811	-
Discontinued operations	991	1,333
Accrued acquisition costs	382	-
All other	480	-
Total	$7,871	$3,235

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

A rollforward of the restructuring accrual is as follow (in thousands):	Employee Separation Benefits	Facility Closure Costs and Other	Total
2005 Restructuring:
Restructuring liability as of December 31, 2004	$68	$191	$259
Adjustments	—	(7)	(7)
Cash payments	(68)	(184)	(252)
Restructuring liability as of December 31, 2005	—	—	—

2006 Restructuring:
Charges to continuing operations	895	—	895
Cash payments and other	(750)	—	(750)
Restructuring liability as of December 31, 2006	$145	$—	$145

2007 Restructuring:
Cash payments and other	(132)	—	(132)
Restructuring liability as of December 31, 2007	$13	—	$13

(8)	LONG TERM DEBT

(a)	BTMU Credit Facility

On March 12, 2007, NexCen Acquisition Corp. (“the Issuer”), a wholly owned subsidiary of the Company, entered into a master loan agreement with BTMU Capital Corporation. This master loan agreement provides for borrowings pursuant to the issuance of a single class of notes to the Issuer and its wholly-owned subsidiaries (“Co-Issuers”) which are jointly and severally liable for payments required under the notes. The assets of the Issuer and Co-Issuers, which consist of the respective IP assets and the related royalty revenues and trade receivables, are pledged as collateral security under each note, and secure the obligations of the Issuer and all Co-Issuers under all of the notes. The notes are non-recourse to NexCen Brands, Inc. Each note is repayable in full after five years. Substantially all revenues earned by the company are remitted to “lockbox accounts” that have been established in connection with the agreement (See Note 2(d)). The facility has no expiration date and can be terminated by the Co-Issuers upon thirty days notice and by BTMU Capital Corporation by electing not to fund future advances; however, each note funding maintains its respective maturity date. The agreement provides for certain restrictions on the Issuer and Co-Issuers, including limitations on payment of dividends and expenditures on fixed assets. The maximum aggregate amount of borrowings that may be outstanding at any one time under the agreement is $150 million. In January, 2008, this limit was increased to $181 million when we acquired Great American Cookie. The borrowing rate is LIBOR plus an interest rate margin, which ranges from 1.50% to 3.00%. However, a portion of the notes relating to Great American Cookies for $35 million is priced at LIBOR plus 3.50%. The Company may refinance all or part of the notes with no pre-payment penalties. This allows us to refresh available borrowing capacity under the facility, such as by completing securitization transactions involving certain of our acquired IP assets and using the proceeds from these transactions to repay notes under the master loan agreement. The borrowing rate is based on 3-month LIBOR which is a floating rate. The LIBOR rate resets every 90 days.

In 2007, we borrowed a total of $110.8 million under the BTMU Credit Facility. The borrowings are secured by the assets of The Athlete’s Foot, Bill Blass, Waverly, Pretzel Time and Pretzelmaker Brands, and MaggieMoo’s and Marble Slab brands. The Company paid borrowing fees of $1.3 million, and incurred aggregate transaction costs including borrowing fees and other direct costs of $2.6 million, which are being amortized over five years.

As of December 31, 2007, outstanding borrowings under the credit facility totaled $109.6 million at initial floating borrowing rates approximating 8.0%. The rate will reset each quarter based upon a measurement of debt leverage to cash flow ratio. Interest expense recorded by the Company for the years ended December 31, 2007 and 2006 was approximately $5.0 million and $-0- respectively.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2007 are as follows (in thousands):

(in thousands)	TAF	Bill Blass	Pretzel Time	Pretzelmaker	Waverly	Marble Slab	MaggieMoo's	Total
2008	$1,972	$2,032	$350	$233	$1,235	$314	$204	$6,340
2009	3,466	3,569	1,100	733	2,717	1,088	710	13,383
2010	4,078	4,201	1,422	948	3,337	1,604	1,046	16,636
2011	4,857	5,003	1,538	1,025	3,786	1,802	1,175	19,186
2012	11,657	12,011	5,190	3,461	10,657	2,234	1,457	46,667
Thereafter	-	-	-	-	-	4,458	2,908	7,366
Total	$26,030	$26,816	$9,600	$6,400	$21,732	$11,500	$7,500	$109,578

(b)	Direct and Guaranteed Lease Obligations

The Company accounts for certain guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize at inception of a guarantee, a liability for the fair value of certain obligations undertaken.

As discussed in Note 19 to the Consolidated Financial Statements, during 2007, the Company assumed certain guarantees for leases related to franchised MaggieMoo’s locations. In general, these lease guarantees are contingent guarantees which become direct obligations of the Company if a franchisee defaults on its lease agreement.

Each lease guarantee was analyzed and the fair value was determined based on the facts and circumstances of the lease and franchisee performance. All of the lease guarantees were treated as assumed liabilities at the time of acquisition of Maggie Moo’s and as a result are included in the purchase price of the acquisition.

The Company has also assumed direct lease obligations with respect to nine company-owned and operated MaggieMoo’s stores.

The Company has determined the fair value of the liabilities and recorded the carrying amounts as of December 31, as follows:

(in thousands)	DECEMBER 31,
	2007	2006
Assumed lease obligations	$1,023	$-
Assumed lease guarantees	1,354	-
Total	$2,377	$-

	DECEMBER 31,
	2007	2006
Current	$1,546	$-
Long Term	831	-
Total	$2,377	$-

The guaranteed and direct lease obligations are included in acquisition related liabilities in the accompanying balance sheet. At December 31, 2007, the maximum potential amount of undiscounted future payments the company could be required to make is approximately $4.1 million. The company may mitigate its exposure to these guarantees in cases where the primary lessors of the property have also personally guaranteed the lease obligations, by finding new franchisees to perform on the leases, or by negotiating directly with landlords to settle the amounts due.

The guaranteed and direct lease obligations are expected to mature as follows: 2008 - $1,546, 2009 - $817, 2010 - $14, (in thousands).

(9) INCOME TAXES

The components of income tax expense from continuing operations for the calendar years ended December 31 are as follows:

(in thousands)	2007	2006	2005
Federal	$2,866	$196	$-
State and Local	183	(152)	-
Foreign	254	37	-
Total income tax expense	$3,303	$81	$-

Current	$236	$81	$-
Deferred	3,067	-	-
Total Income Tax Expense	$3,303	$81	$-

A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate for continuing operations is as follows:

	2007	2006	2004
U.S. Statutory Federal Rate	(35)%	(35)%	(35)%
Increase/(decrease) resulting from:
State taxes, net of federal benefit	(98)%	(3)%
Changes in valuation allowance	548%	43%	(136)%
Other	20%	(4)%	171%
Effective Tax Rate	435%	1%	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reflected for tax purposes. The following summarizes the significant components of the Company’s deferred tax assets and liabilities as of December 31:

(in thousands)	2007	2006
Deferred Tax Assets:
Federal Net Operating Loss Carryforwards	273,906	271,876
State Net Operating Loss Carryforwards	35,554	34,906
Investments	5,762	5,762
Capital Loss Carryforwards	74,520	99,412
Tax Credit Carryforwards	4,150	4,150
AMT Tax credit Carryforwards	25	63
Depreciation and Amortization	145	127
Stock-based compensation	2,448	1,093
Other	909	1,001
Gross Deferred Tax Asset	397,419	418,390

Deferred Tax Liabilities:
Basis difference of assets acquired	(24,441)	-
Amortization of intangibles	(3,511)	(782)
Gross Deferred Tax Liability	(27,952)	(782)

Valuation Allowance	(397,186)	(417,826)
Net Deferred Tax Asset/(Liability)	(27,719)	(218)

In accordance with the provisions of Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes” and related guidance thereto (“SFAS No. 109”), the Company records a non-cash deferred tax expense as a result of differences in accounting for certain intangible assets for book and tax purposes. These intangible assets, which are indefinite lived assets for book purposes, are being amortized for tax purposes over a fifteen year period. As a result, the basis of these assets for income tax purposes will be different from the carrying value for financial reporting purposes. For the year ended 2007, the Company was required to record a total deferred tax expense of $3.1 million with respect to these differences. The Company currently anticipates that it will likely record additional net deferred tax liabilities that will result from deferred income tax expense being recorded in the Company’s statement of operations in future periods.

SFAS No. 109 also provides that the Company must provide a full valuation allowance against its deferred tax assets for financial reporting purposes. The deferred tax liability resulting from timing differences discussed above cannot be offset against the Company’s deferred tax assets under US GAAP since the deferred tax liability relates to indefinite lived assets and is not anticipated to reverse in the same period. These assets, which consist principally of $782 million of federal tax loss carry forwards that expire at various dates through 2026, total approximately $397 million and are available to reduce or eliminate the Company’s taxable income in calculating the amount of income tax actually paid. In addition, the Company is not permitted, in its statement of operations, to record a benefit relating to the deferred tax assets which would offset the deferred tax expense. However, the deferred tax assets remain available to the Company to reduce taxable income for tax purposes, subject to time and other limitations contained in the Internal Revenue Code and related regulations. Consequently, the Company anticipates it will pay little or no current federal income tax, other than alternative minimum taxes, and will be subject to certain state and local taxes.

The valuation allowance for deferred tax assets decreased by $20.6 million and $16.9 million in 2007 and 2006, respectively. During 2007, the Company’s deferred tax assets and related valuation allowance decreased primarily due to expiration of certain capital loss carry forwards. In assessing the realizability of deferred assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized for financial statement purposes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the Company’s historical operating performance and the reported cumulative net losses to date, as well as amortization expense relating to intangible assets that will be deductible in computing taxable income in future years, the Company presently does not have sufficient objective evidence to support the recovery of its deferred tax assets. Accordingly, the Company has provided a full valuation allowance for its net deferred tax assets.

Approximately $330 million of the valuation allowance for deferred tax assets as of December 31, 2007 will be allocated to “Income Tax Benefit” in the consolidated statements of operations and comprehensive loss upon realization. The remaining portion of the valuation allowance will be allocated to “Additional Paid-In Capital.”

To the extent net operating loss carry forwards relate to stock-based compensation, the tax benefits will be credited to Additional paid-in capital when realized. The Company has capital loss carry forwards of approximately $188 million which expire at various dates between 2008 and 2011. In addition, the Company has federal tax credit carry forwards of approximately $4.2 million which expire at various dates between 2020 and 2022. In the event of future changes in common stock ownership above a certain threshold, the future realization of net operating loss carry forwards, capital loss carry forwards and certain other tax credits would become subject to limitation under the Internal Revenue Code. Also, included in the amounts above are federal net operating losses acquired with the close of the UCC Capital merger. The utilization of UCC Capital acquired assets will be subject to certain annual limitations as required under Internal Revenue Code Section 382.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Income Taxes” (“FIN 48”) an interpretation of SFAS No. 109 on January 1, 2007. The Interpretation prescribes recognition threshold and measurement parameters for the financial statement recognition and measurement of tax positions taken or expected to be taken in the Company’s tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. At the adoption date of January 1, 2007 and as of December 31, 2007, the Company had approximately $25 million of unrecognized tax benefits. If recognized, the unrecognized tax benefits would be subject to a valuation allowance and would not affect our effective tax rate. There are no significant increases or decreases to unrecognized tax benefits anticipated within the next twelve months. As a result of adopting FIN 48, the Company’s net amount of assets and liabilities recognized in the condensed consolidated balance sheet did not change. Therefore, the Company was not required to record a cumulative effect adjustment relating to the adoption.

The Company’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had no accrued interest or penalties as of December 31, 2007 and December 31, 2006. The Company is subject to U.S. federal income tax, as well as income tax of multiple state and local jurisdictions. Tax returns for all years after 2004 are subject to future examination by tax authorities.

 (10) BENEFIT PLANS

As a result of its merger with UCC and its acquisition of Maggie Moo’s, the Company currently maintains three defined contribution plans under Section 401(k) of the Internal Revenue Code that provide for voluntary employee contributions of 1% to 15% of compensation for substantially all employees. The Company may, but is not obligated to, make profit sharing contributions under the terms of the plans. The Company contributed $60,000 each year to the plans for the years ended December 31, 2006 and 2005 and $0 for the year ended December 31, 2007.

 (11) STOCK BASED COMPENSATION

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

A summary of stock options and restricted shares granted under the 2006 Plan, 1999 Plan, and the 2000 Plan from January 1, 2005 through December 31, 2007, warrants issued by the Company outside of such plans from January 1, 2005 through December 31, 2007, and changes during each twelve month period is presented below:

	2005		2006		2007
(In thousands, except per share amounts)	Number of shares	Weighted average exercise price (per share)	Number of shares	Weighted average exercise price (per share)	Number of shares	Weighted average exercise price (per share)
Outstanding at beginning of year	2,146	$3.98	1,949	$3.52	7,174	$4.17
Granted	5	$3.30	5,366	$4.31	1,733	$7.72
Exercised	(38)	$0.49	(120)	$(.10)	(1,732)	$2.72
Cancelled	(164)	$10.29	(21)	$(.83)	(181)	$5.83
Outstanding at end of year	1,949	$3.52	7,174	$4.17	6,994	$5.37
Exercisable at year-end	1,771	$3.57	2,616	$3.57	2,723	$5.13

A summary of stock option activity under the 2006 Plan, 1999 Plan, the 2000 Plan and warrants outstanding as of December 31, 2007 and changes during the year ended is presented below:

	2006 Plan		1999 Plan		2000 Plan		Warrants		Total
	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price
Outstanding at
January 1, 2007	426	$6.88	4,689	$4.19	123	$3.23	1,936	$3.60	7,174	$4.17
Granted	1,550	7.47	-	-	-	-	183	9.86	1,733	7.72
Exercised	-	-	622	3.00	8	0.99	1,102	2.58	1,732	2.72
Forfeited	3	8.57	152	5.81	26	5.65	-	-	181	5.83
Expired	-	-	-	-	-	-	-	-	-	-
Outstanding at
December 31, 2007	1,973	$7.34	3,915	$4.31	89	$2.71	1,017	$5.85	6,994	$5.37

A summary of the status of the Company’s outstanding grants of options, restricted stock and warrants that remain subject to vesting as of December 31, 2007, and changes during the year then ended is presented below:

	2006 Plan		1999 Plan		2000 Plan		Warrants		Total
	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value
Non-Vested at
January 1, 2007	426	$2.19	3,619	$1.32	87	$2.28	125	$1.20	4,257	$1.43
Granted	1,550	3.88	-	-	-	-	183	4.17	1,733	3.91
Vested	358	2.54	1,206	1.32	34	2.67	92	1.75	1,690	1.63
Forfeited	3	2.87	-	-	26	1.78	-	-	29	1.87
Non-Vested at
December 31, 2007	1,615	$3.74	2,413	$1.32	27	$2.08	216	$3.48	4,271	$2.35

The following table includes information on fully vested stock options, stock options outstanding for each plan, fully vested warrants and warrants outstanding as of December 31, 2007:

	2006 Plan		1999 Plan		2000 Plan		Warrants		Total
	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Stock Options Outstanding	Stock Options Currently Exercisable and Vested
Number (in thousands)	1,973	359	3,915	1,503	89	62	1,017	799	6,994	2,723
Weighted-average exercise price	$7.34	$6.24	$4.31	$4.76	$2.71	$2.63	$5.85	$5.52	$5.37	$5.13
Aggregate intrinsicvalue (in thousands)	$25	$14	$3,378	$1,282	$190	$138	$723	$661	$4,316	$2,095
Weighted-average remaining contractual term	9.50	9.16	7.79	6.74	7.88	7.83	3.92	2.57	7.71	5.86

In 2006, the Board of Directors authorized issuance of 250,000 shares of restricted stock to three of its senior officers. On June 6, 2006, 100,000 of these restricted shares vested with a fair value of $410,000. The remaining 150,000 restricted shares vest over three years beginning on May 5, 2007. The holders of these restricted stock grants surrendered a total of 86,000 shares of common stock to us in satisfaction of their minimum federal withholding tax obligations arising from these grants. We recorded the shares surrendered to us as treasury stock. An additional 20,000 of restricted shares were granted to non-officer employees in 2006, of which 15,000 vested in the fourth quarter of 2006, and 5,000 vested in the first quarter of 2007.

Total stock-based compensation expense was approximately $4.2 million, $1.6 million and $76,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

The total unrecognized compensation cost related to non-vested share-based compensation agreements granted under all stock option plans as of December 31, 2007 is approximately $7.2 million. The cost is expected to be recognized over the vesting period of approximately 2 years.

The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $0 for the years ended December 31, 2007, 2006, and 2005, respectively. There was no capitalized stock-based compensation cost incurred during the years ended December 31, 2007, 2006, and 2005.

The per share weighted-average value of options granted by the Company during 2007, 2006 and 2005 were $7.47, $4.31 and $3.30, respectively. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The fair values for each year were calculated using an expected option life of five years and volatility rates ranging from 16.8% to 30.2% for 2005, and an expected option life of three to six years and volatility rates ranging from 26.9% to 35.2% for 2006, and an expected option life of three to six years and volatility rates ranging from 23.65% to 56.85% for 2007. In addition, the calculations assumed risk-free interest rates ranging from 3.72% to 4.35% in 2005, 4.59% to 5.10% in 2006 and 3.45% to 4.92% in 2007. Historically, the Company has never distributed dividends to its stockholders. Therefore, no expected dividend assumptions were factored into our fair value calculation.

Through December 31, 2007, the Company has estimated expected terms of three to six years for all options. Due to the significant changes in the Company’s business over the past three years, the Company has elected to use the “simplified” method, as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No.107 (“SAB No. 107”), to estimate expected term for stock options granted after December 31, 2005. The simplified method allows companies to estimate an expected term by using the vesting term plus the original contractual term divided by two. The Company used historical data to estimate volatility based on the expected term of the options and for stock option forfeitures. The Company used the five-year US Treasury daily yield curve rates for the risk-free interest rate.

The total number of options and warrants issued by the Company since January 1, 2005 includes the following:

•
Options to acquire approximately 3,375,000 shares of Company common stock and warrants to acquire 125,000 shares of Company common stock were issued to UCC employees on June 6, 2006 in connection with the acquisition of UCC.

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

•
During the three months ended December 31, 2007, the Company issued options to purchase 100,000 common shares to the spokesperson of its Waverly brand which are exercisable through December 6, 2017 at an exercise price of $4.70 per share.

•
During the three months ended December 31, 2007, the Company issued options to purchase 178,000 common shares to employees which are exercisable through December 31, 2017 at exercise prices ranging from $4.70 to $4.84 per share.

The total intrinsic value of stock options exercised during the twelve months ended December 31, 2007 and 2006 was $9,503,000 and $529,000, respectively. Cash received during 2007 and 2006 from share options and warrants exercised under the share-based payment plans was $3,313,000 and $12,000, respectively.  Total shares exercised were 1,732,336 in 2007, of which 1,102,916 were related to warrants.

The total number of warrants outstanding as of December 31, 2007 is 1,015,833.

In 2007, 1.7 million options were exercised. Net proceeds from exercise of the options totaled $3.3 million. The company issues new shares upon share option exercise.

 (12) RELATED PARTY TRANSACTIONS

The Company receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at that firm is a member of the Company’s Board of Directors.  For the years ended December 31, 2007, 2006 and 2005 fees billed by Kirkland & Ellis LLP were approximately $1.3 million, $1.7 million, and $640,000, respectively. For the years ended December 31, 2007 and 2006, the Company had outstanding payables due to Kirkland & Ellis LLP of approximately $121,000 and $492,000, respectively.

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

Designer License Holdings Co., LLC (“DLHC”) is a licensee of the Bill Blass brand. The owner of DLHC is also an owner of Design Equity Holding Company, LLC (“DEHC”) which owns 10% of Bill Blass Jeans, LLC at December 31, 2007. As a licensee of Bill Blass, DLHC’s contract provides for payment of a minimum annual royalty of $5 million to the Company.

Athletes Foot Marketing Support Fund, LLC (“MSF”), is an entity which is funded by the domestic franchisees of The Athletes Foot to provide domestic marketing and promotional services on behalf of the franchisees. On an as needed basis, the Company advances funds to MSF under a loan agreement. The terms of the loan agreement include a borrowing rate of prime plus 2%, and repayment by MSF with no penalty, at any time. As of December 31, 2007 and 2006, the Company had receivable balances of $1.3 million and $350,000 from MSF, respectively. The company recorded interest income earned from the fund in the amount of $85,000.

(13) COMMITMENTS AND CONTINGENCIES

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

As to NexCen, these actions were filed on behalf of persons and entities that acquired the Company’s stock after its initial public offering in October 20, 1999.  Among other things, the complaints claim that prospectuses, dated October 20, 1999 and September 27, 2000 and issued by NexCen in connection with the public offerings of common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws.  The complaint alleges that the prospectuses allegedly failed to disclose that the offerings’ underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers, which were designed to maintain, distort and/or inflate the market price of the Company’s common stock in the aftermarket.  The actions seek unspecified monetary damages and rescission.  NexCen believes the claims are without merit and is vigorously contesting these actions.

After initial procedural motions and the start of discovery in 2002 and 2003, the plaintiffs voluntarily dismissed without prejudice the officer and director defendants of each of the 310 named issuers, including NexCen.  Then in June 2003, the Plaintiff’s Executive Committee announced a proposed settlement with the issuer-defendants, including NexCen, and the officer and director defendants of the issuers (the “Issuer Settlement”).  A settlement agreement was signed in 2004 and presented to the District Court for approval. The proposed Issuer Settlement did not include the underwriter-defendants, and they continued to defend the actions and objected to the proposed settlement.  (One of the defendant-underwriters signed a memorandum of understanding in April 2006 agreeing to a $425 million settlement of claims against it.)  Under terms of the proposed Issuer Settlement, NexCen had a reserve of $465,000 for its estimated exposure.

The District Court granted preliminary approval of the proposed Issuer Settlement in 2005 and held a fairness hearing on the matter in April 2006.  In December 2006, before final action by the District Court on the proposed Issuer Settlement, the U.S. Court of Appeals for the Second Circuit issued a ruling vacating class certification for certain plaintiffs in the actions against the underwriter-defendants (the “Miles Decision”).  Plaintiffs filed a petition in early 2007 seeking rehearing of this decision and/or a rehearing en banc.  On April 6, 2007, the Second Circuit denied the petition for rehearing in an opinion.  After careful consideration by the parties of the effect of the Miles Decision on the proposed settlement (i.e., whether in light of the Miles Decision no class may be certified in these actions, even a settlement class), plaintiffs and the issuer-defendants executed a stipulation and proposed order terminating the proposed Issuers’ Settlement on June 22, 2007.  The district court “so ordered” the stipulation and proposed order, terminating the proposed Issuers’ Settlement shortly thereafter.

Discovery in the actions has resumed, and plaintiffs filed amended complaints in the focus cases shortly thereafter.  Defendants have moved to dismiss the amended complaints.  Plaintiffs have also filed motions for class certification in the focus cases.  Defendants have filed papers opposing class certification.  Neither the motion to dismiss nor the motion for class certification has been ruled upon by the Court.

Transportation Business Sale. On March 13, 2006, a complaint, captioned Geologic Solutions, Inc., v. Aether Holdings, Inc., was filed against the Company in the Supreme Court for the State of New York, New York County. The complaint alleged that plaintiff Geologic was damaged as a result of certain alleged breaches of contract and fraudulent inducement arising out of NexCen’s alleged misrepresentations and failure to disclose certain information in connection with the asset purchase agreement dated as of July 20, 2004 for the purchase and sale of our Transportation business. In July 2007, the Company settled all claims with the plaintiff for a payment of $600,000. The case has been dismissed with prejudice. The Company’s costs in connection with the defense of this case have been recorded against discontinued operations, further increasing the loss on the sale of the Transportation segment, and decreasing the amount of cash we have available for acquisitions and operations. The settlement amount has also been recorded against discontinued operations.

Legacy UCC Litigation. UCC and Mr. D’Loren in his capacity as president of UCC are parties along with unrelated parties to litigation resulting from a default on a loan to The Songwriter Collective, LLC (“TSC”), which UCC had referred to a third party. A shareholder of TSC filed a lawsuit in the U.S. District Court for the Middle District of Tennessee, captioned Tim Johnson v. Fortress Credit Opportunities I, L.P., et al., in which the plaintiff alleged that certain misrepresentations by TSC and its agents (including UCC and D’Loren) induced the shareholder to contribute certain rights to musical compositions to TSC. UCC and Mr. D’Loren filed cross-claims claiming indemnity against TSC and certain TSC officers. TSC filed various cross and third-party claims against UCC, Mr. D’Loren and another TSC shareholder, Annie Roboff. Roboff filed a separate action in the Chancery Court in Davidson County, Tennessee, captioned Roboff v. Mason, et al., as well as claims in the federal court lawsuit, against UCC, Mr. D’Loren, TSC and the other parties. The parties reached a global settlement on December 19, 2007, with UCC contributing a total of $125,000 to the settlement amount, which amount has been included in discontinued operations. The case has been dismissed with prejudice.

Other. The Company and its subsidiaries are subject to other litigation in the ordinary course of business, including contract, franchisee, trademark and employment-related litigation. In the course of operating its franchise systems and enforcing its rights under existing and former franchisee agreements, we are also subject to complaints, letters threatening litigation and law suits, particularly in cases involving defaults and terminations of franchises

(b) OPERATING LEASES

The Company is obligated under noncancelable operating leases for office space that expire at various dates through 2017. Future minimum lease payments under noncancelable operating leases and related sublease rent commitments as of December 31, 2007 are as follows:

Operating Leases (in 000's)	For the Year Ending December 31,
	2008	2009	2010	2011	2012	Thereafter
Gross lease commitments	$2,715	$1,856	$1,823	$1,839	$1,892	$7,072
less: sub-leases	894	-	-	-	-	-
Lease commitments, net	$1,821	$1,856	$1,823	$1,839	$1,892	$7,072

Rent expense from continuing operations under operating leases was approximately $1,670,000, $398,000, and $158,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The subleased payments shown above are related to the Mobile Government headquarters lease in Massachusetts, which the Company has subleased to the buyer of that business, BIO-Key International, Inc., and to Northlight Financial LLC who rents space in the Company’s New York headquarters.

The company has recorded aggregate rent credits totaling $1.1 million which amount represents the value of rent concessions and tenant improvements provided by the lessors. These amounts will be amortized to rent expense on a straight-line basis over the lives of the respective leases.

(c) OTHER

Bill Blass Holding Co., Inc. and subsidiaries have been selected for audit by the Internal Revenue Service for the years ended December 31, 2005 and February 15, 2007.

The Company has received a preliminary assessment of $653,000 for unpaid communications services tax by the State of Florida relating to the discontinued mobile and wireless communications business of Aether Systems, Inc. The Company has filed an informal protest against this assessment, claiming errors in the calculation of the assessment. The Company has accrued current liabilities of approximately $425,000 for legacy tax assessments. The Company anticipates a negotiated settlement to this assessment.

(d) RESTRICTED CASH

Restricted cash of $5.3 million as of December 31, 2007 includes funds held in escrow related to the Marble Slab acquisition. $3.5 million of this amount was paid on February 28, 2008 and $1.5 million was held back to secure indemnity claims made by the company. Long term restricted cash of $1.8 million includes security deposits relating to letters of credit which secure the facility leases of Bill Blass, our facility lease in Norcross, Georgia and the Company’s headquarters in New York City, as well as a security deposit held by the Company for a sub-lease with the buyer of a former business owned by the Company.

As of December 31, 2006, the Company had restricted cash of $1.3 million relating to funds held in money market accounts as security for outstanding letters of credit established for the facility leases of a facility in Massachusetts formerly used by one of the businesses we sold in 2004 (which the Company sub leases), and the Company’s headquarters in New York City.

(14) DISCONTINUED OPERATIONS

From our formation in 1996 until 2004, we owned, acquired and operated a number of mobile and wireless communications businesses. These businesses never became profitable, and during 2004 we sold these businesses and started a mortgage-backed securities, or MBS, business. During 2005, we assembled a leveraged portfolio of investments in MBS. However, market conditions for the MBS business changed significantly during this period, and the profitability of our leveraged MBS portfolio declined. We sold our entire MBS investments portfolio in November 2006, and since that time, we have focused entirely on our IP business.

During 2007, we settled various legal and other claims relating to our discontinued businesses resulting in a net loss from discontinued operations of $586,000.

During 2006, the Company discontinued and sold its MBS segment, generating a gain of $755,000 on the sale. Income from discontinued operations in 2006 of $2.4 million was primarily generated by the MBS segment.

During 2005, we recognized additional losses related to the sales of our businesses which were sold in 2004. Income from discontinued operations in 2005 reflects $225,000 of income from our MBS business.

(15) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2007	2007	2007	2007
Revenues	$3,885	$8,852	$11,329	$10,229
Operating expenses	(5,161)	(7,865)	(8,725)	(10,354)
Operating income (loss)	(1,276)	987	2,604	(125)
Non operating income (expense)	631	(560)	(1,264)	(1,757)
Income (loss) from continuing
operations before income taxes	(645)	427	1,340	(1,882)
Income taxes	-	(217)	(1,253)	(1,833)
Income (loss) from continuing operations	(645)	210	87	(3,715)
Income (loss) from discontinued operations	447	(895)	(6)	(132)
Net (loss) income	$(198)	$(685)	$81	$(3,847)

Loss from continuing operations per
common share - basic and diluted	$(0.01)	$-	$-	$(0.07)
Income (loss) from discontinued operations per
common share - basic and diluted	$0.01	$(0.01)	$-	$-
Net (loss) income per common share -
basic and diluted	$(0.00)	$(0.01)	$-	$(0.07)

Weighted average shares outstanding - basic	49,159	50,824	52,384	55,116
Weighted average shares outstanding - diluted	49,159	54,465	54,250	55,116

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2006	2006	2006	2006
Revenues	$-	$-	$-	$1,924
Operating expenses	(872)	(2,831)	(2,568)	(4,142)
Operating loss	(872)	(2,831)	(2,568)	(2,218)
Non operating income	320	671	1,202	1,144
Loss from continuing
operations before income taxes	(552)	(2,160)	(1,366)	(1,074)
Income taxes	-	-	-	(81)
Loss from continuing operations	(552)	(2,160)	(1,366)	(1,155)
Income from discontinued operations	419	640	544	1,510
Net (loss) income	$(133)	$(1,520)	$(822)	$355

Loss from continuing operations per
common share - basic and diluted	$(0.01)	$(0.05)	$(0.03)	$(0.02)
Income from discontinued operations per
common share - basic and diluted	$0.01	$0.02	$0.01	$0.03
Net (loss) income per common share -
basic and diluted	$(0.00)	$(0.03)	$(0.02)	$0.01

Weighted average shares outstanding - basic	44,019	44,721	46,534	47,234
Weighted average shares outstanding - diluted	44,019	44,721	46,534	49,079

(16) ACQUISITION OF UCC

On June 6, 2006, NexCen acquired UCC for 2.5 million shares of common stock, plus the right to contingent consideration (in the form of an earn-out) of up to an additional 2.5 million shares of common stock and up to $10 million in cash if future performance targets were met following the closing.

On September 5, 2007, the Board of Directors determined that based on the Company’s stock performance and an adjusted annualized earnings calculation (based on the financial statements included in the Quarterly Report on Form 10-Q for the period ended June 30, 2007), all performance targets had been satisfied. As a result, the former UCC securityholders received the contingent consideration of 2.5 million shares of common stock (900,000 of which had been held in an escrow account) and $10 million in cash in September 2007.

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

(17) ACQUISITION OF THE ATHLETE’S FOOT

On November 7, 2006, the Company, through its subsidiary NexCen Acquisition Corp., acquired Athlete’s Foot Brands, LLC, along with an affiliated advertising and marketing fund, and certain nominal fixed assets owned by an affiliated company. This business operates in our retail franchising segment. The purchase price for this acquisition, excluding contingent consideration, was $53.1 million, consisting of approximately $42.1 million in cash and $9.2 million in our common stock (approximately 1.4 million shares which were valued at $6.55 per share), and $1.8 million in other deal related costs. At the closing on November 7, 2006, we also issued to one of the sellers a three-year warrant to purchase an additional 500,000 shares of our common stock at a per share price of $6.49. On March 12, 2007, we borrowed $26.5 million under the BTMU Credit Facility secured by the assets of The Athlete’s Foot. The purchase agreement required a stand-alone audit of the 2006 financial results of Athlete’s Foot Brands, LLC to determine the amount of contingent consideration to be paid to the sellers. Based on the 2006 financial results of TAF, no contingent consideration was earned and therefore none was paid.

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

The Company allocated the initial purchase price of the assets and liabilities assumed at the estimated fair values resulting in goodwill of approximately $5.5 million, trademarks of $49 million, and franchise and master development agreements valued at approximately $2.6 million. At December 31, 2007, goodwill had decreased to approximately $2.5 million. The reduction in initial goodwill is principally attributable to the reversal of the contingent consideration that will not be paid. The recorded goodwill and trademarks are deductible for tax purposes.

(18) ACQUISITION OF BILL BLASS

On February 15, 2007 the Company, through its subsidiary Blass Acquisition Corp., completed the purchase of all of the outstanding equity interests of Bill Blass Holding Co., Inc. and two affiliated businesses (collectively, “Bill Blass”). This business operates in our consumer brands segment. The purchase price for the Bill Blass acquisition included initial consideration of $54.6 million, consisting of $39.1 million in cash and $15.5 million in our common stock (approximately 2.2 million shares which were valued at $7.09 per share). For financial reporting purposes, and in accordance with SFAS 141 and related guidance thereto, the value of shares issued as consideration in connection with the stock purchase agreement is determined by multiplying the number of shares issued by the average closing quoted market price of the shares for the five day period beginning two days prior to the effective date (the date that principal terms of the acquisition were agreed to and announced) of the stock purchase agreement and ending two days after the effective date, or $7.11. Under the terms of the stock purchase agreement, the former stockholders may be entitled to additional consideration of up to $16.2 million provided certain financial goals relating to the business of Blass are achieved. The contingent consideration is payable in cash or stock at the option of the Company.

Immediately following the acquisition, the Company formed the subsidiary Bill Blass Jeans, LLC (“Jeans”) and contributed its ownership of Bill Blass International, LLC to Jeans. The Company then sold a 10% minority interest in Jeans to Designer Equity Holding Company LLC (“DEHC”), an affiliate of Designer License Holding, LLC, for initial cash consideration of $2.7 million and a subscribed interest of $2.7 million which together represent approximately 10% of the aggregate purchase price of Bill Blass (the “Minority Sale”). In addition, the Company issued a warrant to DEHC to purchase up to 400,000 shares of the Company’s stock at a per share exercise price of $8.89, provided certain financial goals are achieved.

The Company allocated the purchase price of the assets acquired and liabilities assumed at the estimated fair values at the acquisition date. The goodwill and trademarks are not deductible for tax purposes.

(in thousands)

Purchase price:
Cash payments	$39,060
Stock consideration	15,593
Direct acquisition costs	1,253
Total purchase price	$55,906

Allocation of purchase price:
Trademarks	$58,800
Goodwill	19,578
License agreements	779
Assets acquired	2,302
Total assets acquired	81,459
Total liabilities assumed	(25,553)
Net assets acquired	$55,906

The preliminary allocation of purchase price was revised to reflect deferred tax liabilities assumed in connection with the acquisition in the amount of approximately $24 million, which amount was recorded as additional goodwill.

The preliminary allocation of the purchase price was also revised to reflect final valuations of the Bill Blass trademarks, which resulted in an increase to identified intangibles of approximately $13 million, which amount was credited togoodwill.

Prior to this acquisition, there were executory contracts between UCC and Bill Blass. UCC provided financial advisory services to Bill Blass. UCC earned advisory and loan servicing revenues during the course of the arrangement, which terminated with the acquisition. The estimated fair value of these agreements was recorded when we acquired UCC and the amounts were included in intangible assets. The settlement of these agreements was recorded in purchase accounting at fair value without recognition of any amounts in our statement of operations.

Blass’ results of operations are included in the Condensed Consolidated Statements of Operations beginning from February 15, 2007 (the date of acquisition).

(19) ACQUISITIONS OF MARBLE SLAB AND MAGGIEMOO’S

Marble Slab. On February 28, 2007, the Company completed the purchase of substantially all of the assets of Marble Slab used or intended for use in connection with the operation of the Marble Slab franchising system. This business operates in our QSR segment. The initial consideration of $21 million consisted of cash of $16 million, a promissory note in the principal amount of $3.5 million, and a second promissory note in the principal amount of $1.5 million. The notes accrue interest at the annual rate of 6% per annum until maturity, which is twelve months from the date of issuance. The Company paid the first promissory note in the amount of $3.5 million plus accrued interest in cash on February 29, 2008. The Company claimed certain amounts related to indemnification claims against the second promissory note in the principal amount of $1.5 million. The entire amount of the $1.5 million note plus interest is being held in an escrow account pending resolution of the indemnification claims.

The Company allocated the purchase price of the Marble Slab assets acquired and liabilities assumed at the estimated fair values at the acquisition date. The recorded goodwill and trademarks are deductible for tax purposes.

(in thousands)

Purchase price:
Cash payments and promissory notes	$21,000
Direct acquisition costs	933
Total purchase price	$21,933

Allocation of purchase price:
Trademarks	$22,117
Goodwill	2,121
Franchise agreements	1,229
Assets acquired	384
Total assets acquired	25,851
Total liabilities assumed	(3,918)
Net assets acquired	$21,933

The preliminary allocation of purchase price has been revised to reflect the final valuations of identified  intangibles, whih increased by approximately $1 million, which amount was recorded as additonal goodwill.

Marble Slab results of operations are included in the Condensed Consolidated Statements of Operations beginning from February 28, 2007, the date of acquisition.

MaggieMoo’s. On February 28, 2007, MM Acquisition Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company was merged with and into MaggieMoo's, and MaggieMoo's became a wholly owned subsidiary of the Company (the “Merger”). This business operates in our QSR segment. The sellers received initial consideration of approximately $15.9 million, after purchase adjustments of $216,000, consisting of cash of approximately $10.5 million and 234,242 shares of common stock of the Company, with an aggregate value of approximately $2.4 million (based on the average closing quoted market price of the shares for the 15 consecutive trading days ending on (and including) the trading day prior to the date of the merger agreement, or $10.21). For financial reporting purposes, and in accordance with SFAS No. 141 and related guidance thereto, the value of shares issued as consideration in connection with the merger agreement is determined by multiplying the number of shares issued by the average closing quoted market price of the shares for the 5 day period beginning two days prior to the date of the closing of the Merger and ending two days after the date of the closing of the Merger, or $10.51. Included in the initial consideration is approximately $3 million of stock and cash, in the same proportion as the ratio of stock and cash included in the initial consideration, which is being held back by the Company for two years to satisfy potential post-closing purchase price adjustments and indemnity claims. The sellers will receive additional consideration in the form of an earn-out, if certain revenue threshholds are met for 2007, which is payable on March 31, 2008.

The Company allocated the purchase price of the MaggieMoo’s assets acquired and liabilities assumed at the estimated fair values at the acquisition date. The recorded goodwill and trademarks are deductible for tax purposes.

(in thousands)

Purchase price:
Cash payments	$10,492
Stock consideration	2,462
Initial consideration payable	2,954
Direct acquisition costs	587
Total purchase price	$16,495

Allocation of purchase price:
Trademarks	$16,500
Goodwill	4,666
Franchise agreements	654
Assets acquired	1,294
Total assets acquired	23,114
Total liabilities assumed	(6,619)
Net assets acquired	$16,495

The original allocation of purchase price has been adjusted to reflect a net increase of approximately $4.0 million which primarily relates to lease guarantees of $2 million, deferred revenues of $622,000 and other liabilities assumed in connection with the acquisition and, consequently, goodwill has been adjusted to reflect this increase.

MaggieMoo’s results of operations are included in the Condensed Consolidated Statements of Operations beginning from February 28, 2007 (the date of acquisition).

(20) ACQUISITION OF WAVERLY

On May 2, 2007, the Company through its wholly owned subsidiary WV IP Holdings, LLC, completed the acquisition of intellectual property assets including primarily trademarks, copyrights, and license agreements relating to the Waverly, Gramercy and Village brands pursuant to an asset purchase agreement with F. Schumacher & Co. (“Schumacher”) for cash consideration of approximately $34 million. At the closing, the Company also acquired all of the rights, title and interests of Ellery Homestyles, LLC (“Ellery”), a licensee of the Waverly brand used in connection with the manufacture and sale of home products, under a Right of First Refusal Agreement (“ROFR”) between Waverly Brand Acquisition LLC (an affiliate of Ellery) and Schumacher dated January 3, 2006 for cash consideration of $2.75 million and a warrant to purchase 50,000 shares of the Company’s common stock. The exercise price of the warrant is equal to $12.43, which was the closing price of the Company’s common stock on the day prior to the issuance of the warrant. As of December 31, 2007 a determination and allocation of the final purchase price has not yet been made, since legal and related costs of transferring trademarks has not been finalized.

The Company allocated the purchase price of the assets acquired at the estimated fair values at the acquisition date. The goodwill and trademarks are deductible for tax purposes. The Company did not assume any liabilities in connection with the acquired assets.

(in thousands)

Purchase price:
Cash payments	$36,775
Warrants	110
Direct acquisition costs	454
Total purchase price	$37,339

Allocation of purchase price:
Trademarks	$36,906
License agreements	433
Assets acquired	$37,339

The original purchase price has been increased by $239,000 to include additional acquisition costs. Consequently, the original amount allocated to goodwill has been increased.

Waverly results of operations are included in the Condensed Consolidated Statements of Operations beginning from May 2, 2007 (the date of acquisition).

(21) ACQUISITION OF PRETZEL TIME AND PRETZELMAKER

On August 7, 2007, the Company purchased the trademarks, franchise agreements and related intellectual property, of Pretzel Time Franchising, LLC (“Pretzel Time”) and Pretzelmaker Franchising, LLC (“Pretzelmaker”, and together with Pretzel Time the “Pretzel Time and Pretzelmaker Brands”), from Mrs. Fields Famous Brands, LLC, for $30.3 million. Pretzel Time and Pretzelmaker are franchise concepts that offer freshly made soft baked hot pretzels, pretzel bites, pretzel wrapped hot dogs and similar products and assorted beverages and are mainly located in shopping malls and shopping centers throughout the United States.

The purchase price consists of cash of approximately $22.0 million and the issuance of approximately 1 million shares of common stock with an approximate value of $7.3 million based on the Company’s closing stock price immediately prior to the acquisition. In accordance with SFAS No. 141, “Business Combinations,” the Company recorded the value of stock issued based on the five day average of the Company’s closing stock price beginning two days before the acquisition and ending two days after, or $7.99. No other assets were acquired, and no liabilities were assumed, in connection with the acquisition. The Company allocated the purchase price of the assets acquired at the estimated fair values at the acquisition date based on independent valuations. The goodwill and trademarks will be amortized for tax purposes.

(in thousands)

Purchase price:
Cash payments	$21,999
Stock consideration	7,972
Direct acquisition costs	331
Total purchase price	$30,302

Allocation of purchase price:
Trademarks	$27,500
Franchise agreements	740
Non-compete agreement	1,060
Goodwill	1,002
Assets acquired	$30,302

As of December 31, 2007 a determination and allocation of the purchase price has not yet been finalized.

The results of operations of the Pretzel Time and Pretzelmaker Brands are included in the Condensed Consolidated Statements of Operations beginning from August 7, 2007(the date of acquisition).

(22) PRO FORMA INFORMATION RELATED TO THE ACQUISITIONS (Unaudited)

As the purchases of Bill Blass, MaggieMoo’s, Marble Slab, Waverly and the Pretzel Time and Pretzelmaker Brands were material acquisitions, we are providing the pro forma financial information set forth below, which presents the consolidated results as if the acquisitions had all occurred on January 1, 2006. The financial information presented for TAF for the three months and year ended 2007 is based on actual results since we owned TAF for all of 2007. The financial information for Bill Blass, MaggieMoo’s, Marble Slab, Waverly, and Pretzel Time and Pretzelmaker for the three months ended December 31, 2007 is also based on actual information since those brands were all acquired prior to September 30, 2007. All of the other financial information for the three months and year ended December 31, 2006 and 2007 are based on the results of the brands prior to our ownership and include pro forma adjustments to interest, depreciation and income taxes in order to conform to current operations. This pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

	Three Months Ended December 31,		Year Ended December 31,
(in thousands except per share amounts)	2007	2006	2007	2006

Revenues:
TAF	$2,523	$3,076	$8,678	$9,410
Bill Blass	2,526	2,090	10,215	9,523
MaggieMoo's	385	1,137	3,243	4,583
Marble Slab	875	1,064	5,281	5,469
Waverly	1,985	1,327	8,825	6,314
Pretzel Time	1,199	1,194	4,527	3,761
Pretzelmaker	736	732	2,357	2,508
Total pro forma revenues	$10,229	$10,620	$43,126	$41,568

Operating income (loss)
TAF	$328	$1,700	$2,648	$4,550
Bill Blass	2,085	1,625	7,604	6,329
MaggieMoo's	(283)	(17)	387	(2,188)
Marble Slab	16	(208)	1,353	1,123
Waverly	940	535	4,832	2,519
Pretzel Time	1,091	853	2,987	2,471
Pretzelmaker	638	523	1,665	1,648
Total pro forma operating income	$4,815	$5,011	$21,476	$16,452

Net income (loss)
TAF	$(252)	$906	$736	$2,305
Bill Blass	1,550	961	5,779	4,379
MaggieMoo's	(368)	(102)	302	(2,273)
Marble Slab	(112)	(336)	1,227	997
Waverly	510	86	3,866	1,420
Pretzel Time	884	643	2,729	2,212
Pretzelmaker	481	370	1,479	1,460
Total	$2,693	$$2,528	$16,118	$10,500

Corporate and other non-allocated expenses	(2,647)	(1,708)	(8,579)	(4,702)
Income taxes	(2,241)	(370)	(3,711)	(370)
Stock based compensation	(1,520)	(548)	(4,215)	(1,632)
Total pro forma net income (loss)	$(3,715)	$(98)	$(387)	$3,796

Pro forma net income (loss) per share - basic	$(0.07)	$-	$(0.01)	$0.08
Pro forma net income (loss) per share - diluted	$(0.07)	$-	$(0.01)	$0.08

Weighted-average shares outstanding-basic	55,116	47,234	51,889	45,636
Weighted-average shares outstanding-diluted	55,116	47,234	51,889	46,371

These amounts include the historical results of the businesses we acquired. We do not intend to assume their historical overhead costs in our corporate structure. As discussed in Note 17, Acquisition of The Athlete’s Foot, TAF was acquired in the prior year on November 7, 2006.

(23) SEGMENT REPORTING

NexCen Brands is a vertically integrated global brand management and franchising company.

The Company operates three segments: consumer branded products, retail franchising and quick service restaurants. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure. The following tables set forth the Company's financial performance by reportable operating segment.

	Year Ended December 31,
(in thousands)	2007	2006	2005
Revenues:
Franchise management
Retail franchising	$8,678	$1,924	$-
Quick service restaurants	10,493	-	-
Total	19,171	1,924
Brand management
Consumer branded products	15,124	-	-
Total revenues	$34,295	$1,924	$-

Operating income (loss):
Franchise management
Retail franchising	$2,670	$1,326	$-
Quick service restaurants	4,532	-	-
Total	7,202	1,326	-
Brand management
Consumer branded products	10,389	-	-
Total Brands	17,591	1,326	-
Corporate and unallocated expenses	(15,401)	(9,815)	(5,241)
Total operating income (loss)	$2,190	$(8,489)	$(5,241)

Adjusted EBITDA:
Franchise management
Retail franchising	$2,923	$1,356	$-
Quick service restaurants	4,819	-	-
Total	7,742	1,356	-
Brand management
Consumer branded products	10,692	-	-
Total Brands	18,434	1,356	-
Corporate and unallocated expenses	(10,092)	(3,326)	(3,323)
Total Adjusted EBITDA	8,342	(1,970)	(3,323)

Adjustments to reconcile Adjusted EBITDA
to operating income:
Other income	(318)	(3,337)	(1,690)
Stock compensation expense	(4,215)	(1,632)	(76)
Depreciation and amortization	(1,619)	(471)	(159)
Restructuring charges	-	(1,079)	7
Total operating income (loss)	$2,190	$(8,489)	$(5,241)

	December 31,	December 31,
(in thousands)	2007	2006
Assets
Franchise management:
Retail franchising	$59,010	$59,937
Quick service restaurants	86,900	-
Total	145,910	59,937
Brand management
Consumer branded products	126,608	-
Total brands	272,518	59,937
Corporate	86,689	98,448
Total assets	$359,207	$158,385

Current and long-term debt:
Franchise management
Retail franchising	$26,030	$-
Quick service restaurants	35,000	-
Total	61,030	-
Brand Management
Consumer branded products	48,548	-
Total brands	109,578	-
Corporate	-	-
Total current and long-term debt	$109,578	$-

Our retail franchising and quick-service restaurant segments earn revenues from franchising locations to independent operators who pay franchise fees and royalties determined as a percentage of retail sales. Our franchising operators are based in our Norcross, GA facility. Our consumer branded products segment earns revenue from licensing the Bill Blass and Waverly brands to third party wholesalers and retailers who pay royalties determined as the greater of minimum guarantees of percentage of net sales as defined. Most of our revenues are earned from franchisees and licensees operating in the United States. Approximately 11% of our income for 2007 was earned internationally, and 69% of the total revenue earned from international sources was earned in our retail franchising segment.

As of December 31, 2006, we had only one operating segment - our retail franchising segment. All of our royalty and franchise fee revenue was generated by The Athlete’s Foot. In 2006 approximately 53% of this revenue was generated in the United States.

In 2005, we only had corporate costs; all other activity is included in discontinued operations.

(24) SUBSEQUENT EVENTS (unaudited)

(1)
In January 2008, we acquired the trademarks and other intellectual property of The Shoe Box, Inc. (“Shoebox”) in partnership with the Camuto Group, a premier women's fashion footwear company for the total purchase price of $1.30 million. Shoebox is a multi-brand luxury shoe retailer based in New York. The companies have begun franchising Shoebox's luxury footwear concept domestically and internationally under the Shoebox New York brand.

(2)
In January 2008, we acquired substantially all of the assets of Great American Cookie Company Franchising, LLC and Great American Manufacturing, LLC (collectively, “Great American Cookies”) for the purchase price of approximately $94.4 million, consisting of $89 million in cash and 1,099,290 shares of the Company’s common stock (valued at $4.23 per share which was the closing price of one share of the Company’s common stock on January 28, 2008. The cash portion of $89 million was funded with $70 million borrowed on the BTMU Credit Facility (see (3) below) and cash on hand. This transaction added another premium treat brand and 300 franchised units to our QSR portfolio. The Company allocated the purchase price of the assets acquired and liabilities assumed at the estimated fair values at the acquisition date. The recorded goodwill and trademarks are deductible for tax purposes.

(in thousands)

Purchase price:
Cash payments	$89,000
Stock consideration	4,650
Direct acquisition costs	750
Total purchase price	$94,400

Allocation of purchase price:
Trademarks	$43,500
Goodwill	47,420
Franchise agreements	590
Assets acquired	2,890
Total assets acquired	94,400
Total liabilities assumed	-
Net assets acquired	$94,400

(3)
In January 2008, the Company amended its existing bank credit facility, originally entered into on March 12, 2007 pursuant to a security agreement and a note funding agreement with BTMU Capital Corporation. The amendment to the Original Loan Documentation and related documents increases the maximum amount of borrowing that may be outstanding thereunder at any one time from $150 million to $181 million and modifies as a consequence of the Company’s acquisition of real estate assets, certain defined terms used in the Original Loan Documentation and related documents. With the exception of these changes, the Amendment contains substantially the same terms as the Original Loan Documentation.

Also, in January 2008, as partial consideration for the amendments to the bank credit facility, the Company issued to BTMU a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.01 per share. BTMU may exercise the warrant in full or in part at any time from the date of issuance through January 29, 2018. If the shares underlying the warrant are not registered for resale on or before May 1, 2008, the Company may be obligated to pay BTMU an amount equal to $4.23 (the closing price of one share of the Company’s common stock on January 28, 2008) multiplied by 200,000, less the aggregate exercise price of the warrant.

(4)	In February, 2008, we repurchased a 5% interest in Bill Blass Jeans, LLC from Designer License Holding Co., LLC for $1.25 million at cost.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the specified time periods and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2007. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting, which are discussed below. However, we performed additional analyses and procedures in order to conclude that, despite the material weaknesses, the consolidated financial statements included in the Annual Report on Form 10-K fairly present, in all material respects, the Company’s consolidated financial position, results of operations and cash flows as of the dates, and for the periods, presented therein.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management has concluded that the Company did not maintain effective control over financial reporting as of December 31, 2007 due to the material weaknesses discussed below.

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements could occur and not be prevented or detected on a timely basis.  Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2007:

The Company did not maintain a sufficient number of accounting and financial reporting personnel. As a result, the Company’s monitoring activities were not effective at identifying deficiencies in the operation of financial controls on a timely basis. In addition, the Company did not maintain a sufficient number of personnel with an appropriate level of technical expertise in U.S. generally accepted accounting principles (US GAAP). As a result, the Company’s policies and procedures were not effective to ensure the identification of financial reporting risks arising from complex and non-routine transactions.  These material weaknesses resulted in errors in the Company’s preliminary 2007 financial statements.

The design and implementation of the Company’s controls over the completeness and accuracy of accrued liabilities were not effective as of December 31, 2007. Specifically, the design of the Company’s policies, procedures and control activities were not adequate to ensure that costs incurred at period end, but not yet invoiced by third party suppliers and contractors, are appropriately recognized in the Company’s financial statements. This material weakness resulted in errors in the Company’s preliminary 2007 financial statements.

Our consolidated financial statements as of and for the year ended December 31, 2007 have been audited by KPMG LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). KPMG LLP has also audited our internal control over financial reporting as of December 31, 2007, as stated in its attestation report included in this Item 9A(e)

(c) Remediation of Material Weakness

The identified material weaknesses are a result of the Company’s rapid growth through acquisitions, the impact of the integration of accounting and financial reporting functions for the Company’s franchise management business, and turnover in the Company’s accounting and financial reporting staff. To remediate these weaknesses, the Company has commenced efforts to replace certain accounting and financial reporting personnel and hire additional personnel with greater technical expertise in US GAAP and greater experience with public company financial reporting. The Company also plans to enhance and strengthen its written accounting and reporting policies pertaining to accrued liabilities and will train employees with respect to the new policies.

(d) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2007, no change occurred in the Company’s internal control over financial reporting that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting, except as follows:

We completed the centralization of the accounting and financial reporting functions of our franchising segment (other than the businesses we acquired in January 2008). Because the businesses that we acquired were privately held companies, we implemented additional controls to ensure that the operations and financial reporting processes are compliant with the regulatory and accounting requirements of a publicly traded company. Such additional controls included processes related to the timing of revenue recognition. In the judgment of management, the implementation of these controls constitute a change that materially affected, or is likely to affect, our internal control over financial reporting.

We are continuing to incorporate the accounting and financial reporting processes of the businesses we acquired during 2007 with and into our existing system of internal control over financial reporting. Our internal control over financial reporting likely will be materially affected in the future by implementing appropriate internal control to account for these and other acquisitions.

(e) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NexCen Brands, Inc.:

We have audited NexCen Brands, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: the Company did not maintain a sufficient number of accounting and financial reporting personnel; the Company’s personnel did not have an appropriate level of technical expertise in U.S. generally accepted accounting principles (US GAAP); the design and implementation of the Company’s controls over the completeness and accuracy of accrued  liabilities were not effective as of December 31, 2007.

The Company acquired Bill Blass Holding, Co., Inc., MaggieMoo’s International, LLC, Marble Slab Creamery, Inc., the Waverly, Gramercy, and Village Brands, Pretzel Time Franchising, LLC and Pretzelmaker Franchising, LLC (“acquired entities”) during 2007, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, the acquired entities’ internal control over financial reporting associated with total assets of $203.2 million (of which $193.1 million represents goodwill and intangible assets included within the scope of the assessment) and total revenues of $25.6 million included in the consolidated financial statements of NexCen Brands, Inc. and subsidiaries as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the acquired entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NexCen Brands, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statement of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 20, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

New York, New York
March 20, 2008

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Exhibit Index

*2.1
Agreement and Plan of Merger dated June 5, 2006, by and among UCC Capital Corp., UCC Consulting Corp., UCC Servicing, LLC, Aether Holdings, Inc., AHINV Acquisition Corp., the holders of UCC Shares identified therein and Robert W. D’Loren, as the Security holders’ Representative. (Designated as Exhibit 2.1 to the Form 8−K filed on June 7, 2006)

*2.2
Equity Interest and Asset Purchase Agreement dated August 21, 2006, by and among Aether Holdings, Inc., NexCen Franchise Brands, Inc., NexCen Franchise Management, Inc., Athlete’s Foot Marketing Associates, LLC, Athlete’s Foot Brands, LLC, Robert J. Corliss, Donald Camacho, Timothy Brannon and Martin Amschler. (Designated as Exhibit 2.1 to the Form 8−K filed on August 22, 2006)

*2.3
Stock Purchase Agreement dated December 19, 2006, by and among NexCen Brands, Inc., Blass Acquisition Corp., Haresh T. Tharani, Mahesh T. Tharani and Michael Groveman, Bill Blass Holding Co., Inc., Bill Blass International LLC and Bill Blass Licensing Co., Inc. (Designated as Exhibit 2.1 to the Form 8−K filed on December 21, 2006)

*2.4
Agreement and Plan of Merger dated February 14, 2007, by and among NexCen Brands, Inc., MM Acquisition Sub, LLC, MaggieMoo’s International, LLC, Stuart Olsten, Jonathan Jameson, and the Securityholders’ Representative. (Designated as Exhibit 2.1 to the Form 8−K filed on February 21, 2007)

*2.5
Asset Purchase Agreement dated February 14, 2007, by and among NexCen Brands, Inc., NexCen Acquisition Corp., and Marble Slab Creamery, Inc. (Designated as Exhibit 2.2 to the Form 8−K filed on February 21, 2007)

*2.6	Asset Purchase Agreement dated March 13, 2007, by and among NexCen Brands, Inc., WV IP Holdings, LLC and F. Schumacher & Co. (Designated as Exhibit 2.4 to the Form 10-K filed on March 16, 2007)

*2.7
Asset Purchase Agreement dated August 7, 2007, by and among NexCen Asset Acquisition, LLC, Pretzel Time Franchising, LLC, Pretzelmaker Franchising, LLC and Mrs. Fields Famous Brands, LLC dated August 7, 2007. (Designated as Exhibit 2.1 to the Form 8-K filed on August 9, 2007)

*3.1	Certificate of Incorporation of NexCen Brands, Inc. (Designated as Exhibit 3.1 to the Form 10-Q filed on August 5, 2005)

*3.2	Certificate of Amendment of Certificate of Incorporation of NexCen Brands, Inc. (Designated as Exhibit 3.1 to the Form 8-K filed on November 1, 2006)

*3.3	Amended and Restated By-laws of NexCen Brands, Inc. (Designated as Exhibit 3.1 to the Form 8-K filed on March 7, 2008)

*4.1	Form of Common Stock Certificate. (Designated as Exhibit 4.3 to the Form S-8 filed on December 1, 2006)

*4.2
Registration Rights Agreement dated as of June 5, 2006, by and among Aether Holdings, Inc. and the stockholders listed on Exhibit A thereto. (Designated as Exhibit 10.6 to the Form 8−K filed on June 7, 2006)

*4.3
Registration Rights Agreement dated November 7, 2006, by and among NexCen Brands, Inc., Robert Corliss and Athlete’s Foot Marketing Associates, LLC. (Designated as Exhibit 4.2 to the Form 8−K filed on November 14, 2006)

*4.4
Registration Rights Agreement dated February 15, 2007, by and among NexCen Brands, Inc., Haresh Tharani, Mahesh Tharani, Michael Groveman and Designer Equity Holding Company, LLC. (Designated as Exhibit 4.2 to the Form 8-K filed on February 21, 2007)

*4.5
Registration Rights Agreement dated February 28, 2007, by and among NexCen Brands, Inc. and the holders of the outstanding limited liability company interests of MaggieMoo’s International, LLC. (Designated as Exhibit 4.1 to the Form 8-K filed on March 6, 2007)

*4.6
Registration Rights Agreement dated August 7, 2007, by and among NexCen Brands, Inc., Pretzelmaker Franchising, LLC, and Pretzel Time Franchising, LLC. (Designated as Exhibit 4.1 to the Form 8−K filed on August 8, 2007)

*+4.7	Stock Purchase Warrant dated June 5, 2006, issued to Robert D’Loren. (Designated as Exhibit 10.2 to the Form 8−K filed on June 7, 2006)

*4.8	Stock Purchase Warrant dated June 5, 2006, issued to Jefferies & Company, Inc. (Designated as Exhibit 10.3 to the Form 8−K filed on June 7, 2006)

*+4.9	Stock Option Grant Agreement by and between Aether Holdings, Inc. and Robert W. D’Loren. (Designated as Exhibit 10.5 to the Form 8−K filed on June 7, 2006)

*4.10	Common Stock Warrant dated November 7, 2006, issued to Robert Corliss. (Designated as Exhibit 4.1 to the Form 8−K filed on November 14, 2006)

*4.11	Common Stock Warrant dated February 15, 2007, issued to Designer Equity Holding Company, LLC. (Designated as Exhibit 4.1 to the Form 8-K filed on February 21, 2007)

*4.12	Common Stock Warrant dated May 2, 2007, issued by NexCen Brands, Inc. to Ellery Homestyles, LLC. (Designated as Exhibit 4.1 to the Form 8-K filed on May 8, 2007)

*4.13	Promissory Note in the principal amount of $1,500,000 issued by NexCen Brands, Inc. to Marble Slab Creamery, Inc. (Designated as Exhibit 4.2 to the Form 8-K filed on March 6, 2007)

*4.14	Promissory Note in the principal amount of $3,500,000 issued by NexCen Brands, Inc. to Marble Slab Creamery, Inc. (Designated as Exhibit 4.3 to the Form 8-K filed on March 6, 2007)

*9.1	Voting Agreement dated November 7, 2006, by and between NexCen Brands, Inc. and Robert Corliss. (Designated as Exhibit 9.1 to the Form 8−K filed on November 14, 2006)

*9.2	Voting Agreement dated November 7, 2006, by and between NexCen Brands, Inc. and Athlete’s Foot Marketing Associates, LLC. (Designated as Exhibit 9.2 to the Form 8−K filed on November 14, 2006)

*9.3
Voting Agreement dated February 15, 2007, by and between NexCen Brands, Inc. and Haresh Tharani, Mahesh Tharani, and Michael Groveman. (Designated as Exhibit 9.1 to the Form 8-K filed on February 21, 2007)

*9.4	Voting Agreement dated February 28, 2007, by and among NexCen Brands, Inc., Stuart Olsten and Jonathan Jameson. (Designated as Exhibit 9.1 to the Form 8-K filed on March 6, 2007)

*9.5
Voting Agreement dated August 7, 2007, by and among NexCen Brands, Inc., Pretzelmaker Franchising, LLC, and Pretzel Time Franchising, LLC. (Designated as Exhibit 9.1 to the Form 8−K filed on August 8, 2007)

*+10.1	2006 Management Bonus Plan. (Designated as Exhibit 10.4 to the Form 8−K filed on June 7, 2006)

*+10.2	2006 Long-Term Equity Incentive Plan. (Designated as Exhibit 10.1 to the Form 8−K filed on November 1, 2006)

*+10.3	Form of 2006 Long-Term Equity Incentive Plan Director Stock Option Award Agreement. (Designated as Exhibit 10.15 to the Form 10-K filed on March 16, 2007)

*+10.4	Form of 2006 Long-Term Equity Incentive Plan Employee/Management Stock Option Award Agreement. (Designated as Exhibit 10.16 to the Form 10-K filed on March 16, 2007)

*+10.5	Employment Agreement dated as of June 5, 2006, by and between Aether Holdings, Inc. and Robert W. D’Loren. (Designated as Exhibit 10.1 to the Form 8−K filed on June 7, 2006)

*+10.6	Employment Agreement dated as of September 12, 2006, by and between Aether Holdings, Inc. and David B. Meister. (Designated as Exhibit 10.1 to the Form 8−K dated September 13, 2006)

*+10.7	Employment Agreement dated December 11, 2006, by and between NexCen Brands, Inc. and Charles A. Zona. (Designated as Exhibit 10.1 to the Form 8−K filed on December 13, 2006)

*+10.8	Employment Agreement dated August 29, 2007, by and between NexCen Brands, Inc. and Sue Nam. (Designated as Exhibit 10.1 to the Form 10-Q filed on November 9, 2007)

*10.9
Security Agreement dated March 12, 2007, by and among NexCen Acquisition Corp., the subsidiary borrowers parties thereto and BTMU Capital Corporation. (Designated as Exhibit 10.19 to the Form 10-K filed on March 16, 2007)

*10.10
Note Funding Agreement dated March 12, 2007, by and among NexCen Acquisition Corp., the subsidiary borrowers parties thereto, Victory Receivables Corporation and BTMU Capital Corporation. (Designated as Exhibit 10.20 to the Form 10-K filed on March 16, 2007)

*10.11	Engagement Agreement dated July 2007, by and between NexCen Brands, Inc. and Marvin Traub Associates, Inc. (Designated as Exhibit 10.1 to the Form 10-Q filed on August 9, 2007)

21.1	Subsidiaries of NexCen Brands, Inc.

23.1	Consent of KPMG LLP

31.1	Certification pursuant to 17 C.F.R § 240.15d−14 (a), as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002 for Robert W. D’Loren.

31.2	Certification pursuant to 17 C.F.R § 240.15d−14 (a), as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002 for David B. Meister.

**32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002 for Robert W. D’Loren and David B. Meister.

* Incorporated by reference.

** These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part of this Annual Report on Form 10-K or as a separate disclosure document.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2008.

NEXCEN BRANDS, INC.

By:	/s/ Robert W. D’Loren
ROBERT W. D’LOREN
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David S. Oros	Chairman of the Board	March 21, 2008.
DAVID S. OROS

/s/ Robert W. D’Loren	Director, President, and	March 21, 2008.
ROBERT W. D’LOREN	Chief Executive Officer

/s/ David B. Meister	Senior Vice President and Chief Financial Officer, and	March 21, 2008.
DAVID B. MEISTER	Principal Financial and Accounting Officer

/s/ Jack Rovner	Director	March 21, 2008.
JACK ROVNER

/s/ James T. Brady	Director	March 21, 2008.
JAMES T. BRADY

/s/ George P. Stamas	Director	March 21, 2008.
GEORGE P. STAMAS

/s/ Jack B. Dunn, IV	Director	March 21, 2008.
JACK B. DUNN, IV

/s/ Edward J. Mathias	Director	March 21, 2008.
EDWARD J. MATHIAS

/s/ Marvin Traub	Director	March 21, 2008.
MARVIN TRAUB

/s/ Paul Caine	Director	March 21, 2008.
PAUL CAINE