Form 10-K/A
period 2007-12-31
NexCen Brands, Inc.
filed 2008-04-29
CIK 1093434

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

(Registrant’s telephone number, including area code): (212) 277–1100

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10–K or any amendment of this Form 10–K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $505,033,738 ($11.14 per share) as of June 30, 2007.

As of March 1, 2008, 56,616,764 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

NEXCEN BRANDS, INC.
FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (this “Form 10-K/A”) of NexCen Brands, Inc. (the “Company,” “we,” “our,” or “NexCen”), which was originally filed with the Securities and Exchange Commission on March 21, 2008, is being filed solely to include the information required by Part III of Form 10-K pursuant to General Instruction G(3) of Form 10-K because the Company’s definitive proxy statement for its 2008 annual meeting will be filed more than 120 days after the end of the Company’s fiscal year. The original Form 10-K is also amended hereby to delete the reference on the cover page thereof to the incorporation by reference of the definitive proxy statement in Part III of such report. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also includes the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Since no financial statements are contained within this Form 10-K/A, we do not include the certifications pursuant to Section 906 of Sarbanes-Oxley.

Except as described in this Explanatory Note, no other information in the original Form 10-K is modified or amended hereby, and this Form 10-K/A does not otherwise reflect events occurring after the original filing date of March 21, 2008.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant

The following table shows, as of April 29, 2008, the names and ages of NexCen’s directors and executive officers. Each director will continue in office until the next annual meeting or until his earlier resignation, removal or death.

Name	Age	Position
David S. Oros	48	Chairman of the Board
Robert W. D’Loren	50	Director, President, and Chief Executive Officer
Kenneth J. Hall (1)	50	Executive Vice President, Chief Financial Officer and Treasurer
James Haran	47	Executive Vice President, M&A and Operations
Charles A. Zona	58	Executive Vice President, Brand Management and Licensing
Joseph DiMuro(2)	43	Executive Vice President, Chief Marketing Officer
Sue J. Nam (3)	38	General Counsel and Secretary
James T. Brady	67	Director
Paul Caine	44	Director
Jack B. Dunn IV	57	Director
Edward J. Mathias	66	Director
Jack Rovner	53	Director
George P. Stamas	57	Director
Marvin Traub	82	Director

(1) Mr. Hall is an executive officer effective as of March 25, 2008. Accordingly, the disclosure regarding Mr. Hall is being provided solely for informational purposes.
(2) Mr. DiMuro is an executive officer effective as of March 17, 2008. Accordingly, the disclosure regarding Mr. DiMuro is being provided solely for informational purposes.
(3) Ms. Nam has been an executive officer effective as of September 24, 2007.

David S. Oros founded the Company in 1996, and currently serves as our Chairman of the board of directors. From 1996 until June 2006, Mr. Oros served as our Chief Executive Officer. From 1994 until 1996, Mr. Oros was President of NexGen Technologies, L.L.C., a wireless software development company that contributed all of its assets to the Company. From 1992 until 1994, he was President of the Wireless Data Group at Westinghouse Electric. Prior to that, from 1982 until 1992, Mr. Oros was at Westinghouse Electric directing internal research and managing large programs in advanced airborne radar design and development. Mr. Oros received a B.S. in mathematics and physics from the University of Maryland. Mr. Oros is currently a managing partner for Global Domain Partners, LLC. Other directorships include: Evolving Systems, Inc.

Robert W. D'Loren was elected a director and appointed Chief Executive Officer of the Company on June 6, 2006. He was appointed President on August 9, 2006. Prior to that, he served as President and Chief Executive Officer of UCC Capital Corporation, where he pioneered intellectual property and whole company securitization finance and was responsible for developing many of the structures and credit enhancement products currently being utilized in the market today. Prior to forming UCC, Mr. D'Loren served as President and Chief Operating Officer of CAK Universal Credit Corporation, an intellectual property finance company. From 1985 to 1997, Mr. D'Loren founded and served as President and Chief Executive Officer of the D'Loren Organization, a real estate investment, lending, and restructuring firm responsible for aggregate transactions in excess of $2 billion. Prior to that, Mr. D'Loren served as an asset manager for Fosterlane Management where he managed $1.8 billion of Class A commercial real estate assets, and previously served as a manager with Deloitte & Touche. Mr. D’Loren is a Certified Public Accountant and holds a Master’s degree from Columbia University and a B.S. from New York University.

Kenneth J. Hall joined the Company on March 25, 2008 as Executive Vice President, Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Hall most recently served as the Chief Financial Officer and Treasurer of Seevast Corp, a position he held from April 2005 to February 2008. From December 2003 to March 2005, Mr. Hall worked as an independent consultant advising companies on strategic and financial matters. From July 2001 to November 2003, he served as Executive Vice President, Chief Financial Officer and Treasurer of Mercator Software, Inc. Over his extensive career, Ken has also served as the chief financial officer for a number of public and private companies including Icon CMT Corp, a Nasdaq-traded company that was acquired by Qwest Communications in 1998; NYSE-traded Global DirectMail Corp; and National Football League Properties, Inc., the global licensing and marketing arm of the NFL. Mr. Hall earned a M.B.A. from Golden Gate University and a B.S. in Finance from Lehigh University.

James Haran joined the Company on June 6, 2006 as Executive Vice President of M&A and Operations. Prior to joining the Company, Mr. Haran served for nine years as the Chief Credit Officer of UCC Capital Corporation. Mr. Haran has a broad range of business experience in structured finance, M&A and consulting. For the past eight years, his focus has been on maximizing value and creating leveraged opportunities for IP centric companies and assets. These industries include apparel and footwear, franchising, and entertainment. Mr. Haran played a key role in the BCBG Max Azria transaction, winner of the Institutional Investor's Securitization News 2004 Deal of the Year Award. Prior to joining UCC, Mr. Haran was a Partner at Sidney Yoskowitz and Company P.C., a regional diversified certified public accounting firm. During his tenure, which began in 1987, his focus was on real estate and financial services companies. Mr. Haran served his clients on an array of strategic and operational levels. Mr. Haran is a Certified Public Accountant and holds a B.S. degree from State University of New York, at Plattsburgh.

Charles A. Zona joined the Company on December 11, 2006 as Executive Vice President of Brand Management and Licensing. Prior to joining the Company, Mr. Zona was a licensing consultant for three years for clients such as The J. Peterman Company, Chris-Craft Boats and XOR. Before that, he served as the Senior Vice President of Consumer Products for The National Football League Properties where he was responsible for developing a new consumer products (apparel, hardlines and accessories) licensing business model. Preceding his position with the NFL, he served as President of Salant Menswear Group which included Perry Ellis Dress Furnishings/Accessories and Private Label denim. Earlier, he served, for nine years, as President of Nautica Dress Furnishings/State of Maine Menswear Division. Mr. Zona began a 19-year career in retail at Stern Brothers Department Stores and Bambergers that concluded as a Senior Vice President at Lord and Taylor. He holds a B.S. degree in Industrial Relations from Seton Hall University.

Joe DiMuro joined the Company on March 17, 2008 as Executive Vice President, Chief Marketing Officer. Prior to joining the Company, since 1998, Mr. DiMuro served as the Executive Vice President & General Manager of Sony BMG Entertainment, where he managed television, film, commercial-advertising licensing, digital/mobile-content platform development, new product and joint-venture initiatives in addition to corporate/strategic business development. He also was the President of the jointly operated Nickelodeon Records with Nickelodeon as well as the President/Founder of Burgundy Records. In addition to these duties, DiMuro was the chief strategic architect behind the global re-branding of the Elvis Presley recording masters, resulting in worldwide sales in excess of $250 million. Prior to his career at Sony BMG, Mr. DiMuro worked at News Corp’s 20th Century Fox Film in a variety of senior theatrical marketing, sales, distribution and licensing areas for the film, home entertainment, and interactive business units. Mr. DiMuro graduated from Concordia College with a B.A. in English/Communications Arts.

Sue J. Nam joined the Company on September 24, 2007 as General Counsel. She was appointed Secretary of the Company on December 6, 2007. Prior to joining the Company, since 2001, Ms. Nam was Vice President, Corporate Counsel for Prudential Financial, where she served as Intellectual Property Counsel and Assistant Corporate Secretary. Prior to that, Ms. Nam was in private practice with Brobeck Phleger & Harrison LLP in its San Francisco office and Gibson, Dunn & Crutcher LLP in its New York office. Ms. Nam earned her B.A. in English and French Literature from Northwestern University and her J.D. from Yale Law School.

James T. Brady was elected director of the Company on June 28, 2002. Mr. Brady has served as the Managing Director - Mid-Atlantic, for Ballantrae International, Ltd., a management consulting firm, since 2000 and was an independent business consultant from May 1998 until 2000. From May 1995 to May 1998, Mr. Brady was the Secretary of the Maryland Department of Business and Economic Development. Prior to May 1995, Mr. Brady was a managing partner with Arthur Andersen LLP in Baltimore, Maryland. Mr. Brady received a B.A. from Iona College. Other directorships include: McCormick & Company, Inc., Constellation Energy Group and T. Rowe Price Group.

Paul Caine was elected director of the Company on September 5, 2007. Since October 2007, Mr. Caine has served as President, Time Inc. Entertainment Group, overseeing the PEOPLE Group (PEOPLE, People.com, Stylewatch, People en Español, People Country) as well as Entertainment Weekly and EW.com. His career at Time Inc. began in 1989 as an advertising sales representative for PEOPLE. During his tenure at Time Inc., Mr. Caine has been the Associate Publisher of PEOPLE, Publisher of Teen People, Entertainment Weekly and PEOPLE, as well as the Group Publisher of the PEOPLE Group. Prior to joining Time Inc., Caine worked for USA Today and J. Walter Thompson.  Mr. Caine received a B.S. in Business Communication from Indiana University.

Jack B. Dunn IV was elected director of the Company on June 28, 2002. Since October 1995, Mr. Dunn has been Chief Executive Officer of FTI Consulting, Inc, a multi-disciplined consulting firm with practices in the areas of financial restructuring, corporate finance, forensic accounting, litigation consulting, economic consulting, technology and strategic communications. He joined FTI in 1992 as Executive Vice President and Chief Financial Officer and has served as a director of FTI since May 1992 and as Chairman of the board of directors from December 1998 to September 2004. Prior to joining FTI, he was a member of the board of directors and a managing director of Legg Mason Wood Walker, Inc. and directed its Baltimore corporate finance and investment banking activities. He is a limited partner of the Baltimore Orioles. Mr. Dunn received a B.A. from Princeton University and a J.D. from the University of Maryland Law School. Other directorships include: Pepco Holdings, Inc.

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

Jack Rovner was elected director of the Company on October 31, 2006. Mr. Rover has led the RCA Record label, co-founded Vector Recordings and has partnered to lead Vector Management. Preceding his work at RCA and Vector, Mr. Rovner was Senior Vice President of Marketing at BMG North America and reported directly to the chairman of BMG Worldwide and directed marketing efforts for company-owned properties. Prior to that, he was a Senior Vice President of Arista Records from 1991 to 1994. Mr. Rovner's career began at Columbia Records from 1981 until his departure in 1991 from the office of Vice President of Marketing. Mr. Rovner received a B.A. in Communication Studies from the University of Iowa.

George P. Stamas was elected a director of the Company on October 20, 1999. Since January 2002, Mr. Stamas has been a senior partner with the law firm of Kirkland and Ellis LLP. Also, since November 2001, Mr. Stamas has been a venture partner with New Enterprise Associates. From December 1999 until December 2001, Mr. Stamas served as the Vice Chairman of the board of directors and Managing Director of Deutsche Banc Alex Brown (now Deutsche Bank Securities). Mr. Stamas is counsel to, and a limited partner of, the Baltimore Orioles baseball team and also of Lincoln Holdings, which holds interests in the Washington Wizards and Washington Capitals. He received a B.S. in economics from the Wharton School of the University of Pennsylvania and a J.D. from the University of Maryland Law School. Other directorships include: FTI Consulting, Inc.

Marvin Traub was appointed director of the Company by board resolution on May 2, 2007. Mr. Traub began his career at Bloomingdales and became Executive Vice President and General Merchandise Manager in 1962, President in 1969 and Chairman and Chief Executive Officer in 1978. Mr. Traub also served as a Director of Federated Department Stores for twelve years and Vice Chairman of the Campeau Corporation prior to his resignation in 1992. At that time, he formed Marvin Traub Associates, a consulting firm with expertise in global retailing, shopping centers, marketing, media and the consumer goods sector. Mr. Traub received a B.A. from Harvard College and a M.B.A. from Harvard Business School.

Election of Officers

Our board elects our executive officers on an annual basis, and our executive officers serve until their successors are duly elected and qualified. No family relationships exist among any of our officers or directors.

Election of Directors

Our board of directors is currently comprised of nine directors. At each annual meeting of stockholders, the successors to the directors then serving are elected to serve from the time of their election and qualification until the next annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. All of our current directors have been elected to serve until the annual meeting of stockholders to be held in 2008.

Corporate Governance

Committees of the Board of Directors

Our bylaws authorize our board of directors to appoint one or more committees, each consisting of one or more directors. The board of directors currently has three standing committees: an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee, each of which has adopted written charters that are all currently available on our website. On May 4, 2007, the Board approved combining the previously separate Nominating Committee and Corporate Governance Committee, and a new charter for the combined committee was adopted.

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

The Audit Committee currently consists of Messrs. Brady, Caine and Mathias, with Mr. Brady serving as its chairman. The board of directors has determined that the members of the Audit Committee satisfy the “independence” and “financial literacy” requirements for audit committee members as set forth by the SEC and as adopted in the Nasdaq listing standards.

The board of directors has also determined that Mr. Brady is an audit committee financial expert, as defined by Item 407 of Regulation S-K and as required by Nasdaq Rule 4350(d), and is independent of management, as defined by Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, and Nasdaq Rule 4200(a)(15) and as required by Nasdaq Rule 4350(d). We believe Mr. Brady is qualified to be an “audit committee financial expert” because he has the following attributes: (i) an understanding of generally accepted accounting principles, or GAAP, and financial statements, (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by NexCen’s financial statements, and experience actively supervising one or more persons engaged in such activities, (iv) an understanding of internal controls over financial reporting and (v) an understanding of audit committee functions. Mr. Brady has acquired these attributes by means of having held various positions that provided the relevant experience, including 33 years with Arthur Andersen (including twenty years as an audit partner) and membership on the audit committees of several public companies since 1998. Mr. Brady also serves on the audit committees of three other public companies, but the board of directors has determined that such service does not affect his independence, responsibilities or duties as a member of the Audit Committee.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee's responsibilities include:

•	identifying, evaluating and recommending nominees to serve on the board of directors and committees of the board of directors;

•	conducting searches for appropriate directors and evaluating the performance of the board of directors and of individual directors;

•	screening and recommending to the board of directors individuals qualified to become the chief executive officer of the Company or to become senior executive officers of the Company;

•	assessing the policies, procedures and performance of the board of directors and its committees;

•	developing, evaluating and recommending to the board of directors any changes or updates to the Company’s policies on business ethics, conflicts of interest and related party transactions;

•	making recommendations regarding director compensation to the board of directors; and

•	overseeing the Company’s corporate governance procedures and practices.

The members of the Governance Committee are Messrs. Brady, Dunn and Mathias, with Mr. Brady serving as its chairman.

Compensation Committee

The Compensation Committee's responsibilities include:

•	reviewing and approving corporate goals and objectives that are relevant to the compensation of chief executive officer and other executive officers;

•	evaluating the chief executive officer's performance and setting compensation in light of corporate objectives;

•	reviewing and approving the compensation of the Company's other executive officers;

•	administering the Company’s stock option and stock incentive plans; and

•
reviewing and making recommendations to the board of directors with respect to the Company’s overall compensation objectives, policies and practices, including with respect to incentive compensation and equity plans.

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

Director Independence

Our board of directors has adopted the following standard for independence:

“Independent director” means a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In connection with, and to assist in making, this determination, the Board has adopted the definition of independence contained in the Nasdaq listing standards as its categorical standard of independence. However, even if a director meets this categorical standard of independence, to conclude that a director is independent, the Board must also determine that no other relationship exists that, in the Board’s judgment, “would interfere with the exercise of independent judgment by that director in carrying out the responsibilities of a director.”

Each of our directors, other than Messrs. Oros, D’Loren, Stamas and Traub, qualifies as “independent” in accordance with the Company’s independence standard. In making its affirmative determination of independence for 2007, the directors reviewed and discussed information provided by the directors and management with regard to each director’s business and personal activities as they relate to NexCen and NexCen’s management. Messrs. Oros and D’Loren are employed by the Company, and, as such, neither qualifies as an independent director under the Nasdaq Global Market standards. The board of directors determined that Mr. Stamas should not be considered an independent director in view of the business relationship between the Company and Kirkland & Ellis LLP, which is one of the Company’s primary outside counsel and of which Mr. Stamas is a partner. Mr. Stamas’ business relationship with the Company is described in Item 13 under the caption “Certain Relationships and Related Party Transactions.” The board of directors also determined that Mr. Traub should not be considered an independent director because in July 2007 the Company entered into a commercial agreement with Mr. Traub and a business that he owns and operates, Marvin Traub Associates. This agreement is described in Item 13 under the caption “Certain Relationships and Related Party Transactions.” The board of directors made these decisions despite the fact that the respective business relationships of Mr. Stamas and Mr. Traub do not cause them to be deemed non-independent under the Nasdaq Global Market standards. All members of the Audit Committee, Compensation Committee and Nominating Committee are independent directors.

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

Other than as discussed above, the board of directors did not consider and was not aware of any other transactions, relationships or arrangements that would effect the determination of our directors’ independence under the Company’s standards.

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

Based solely on a review of the copies of such reports of ownership received by us and certifications from our executive officers and directors, we believe that during fiscal year 2007 all filing requirements applicable to our executive officers, directors and such greater than ten percent stockholders were complied with on a timely basis other than the following: a late report on Form 4 by Mr. Oros filed on September 14, 2007, reporting the exercise of a warrant and the acquisition of 157,500 shares of the Company’s common stock, and a late report on Form 4 by Mr. Traub filed on March 27, 2008 reporting the purchase of 35,000 shares of the Company’s common stock.

Corporate Governance Policies

We have adopted Corporate Governance Guidelines, as well as a general code of ethics for our business and a code of ethical conduct that applies solely to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. We also adopted the Policy and Procedures with respect to Related Persons Transactions. The Nominating and Corporate Governance Committee is responsible for reviewing and authorizing waivers from the code of ethics, the code of ethical conduct for senior financial officers, and the Policy and Procedures with respect to Related Persons Transactions, and we will file any waivers from, or amendments to, these codes and policy on our website at www.nexcenbrands.com, the content of which website is not incorporated by reference into or considered a part of this document. In 2007, no waivers were reviewed or authorized. The Company’s Corporate Governance Guidelines, its general code of ethics, its code of ethical conduct for senior financial officers, and the Policy and Procedures with respect to Related Persons Transactions, as well as the charters for our Audit Committee, Nominating and Governance Committee and Compensation Committee, are available on our website. This information is also available in print upon written request to our corporate secretary at the address of our corporate headquarters office in New York City.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview and Objectives

We entered the brand management and franchising business in June 2006, when we acquired UCC Capital Corporation. Upon the closing of that acquisition, Robert W. D’Loren, who was the President and Chief Executive Officer of UCC Capital Corporation, became our President and Chief Executive Officer and a member of our board of directors. From June 2006 to date, we have acquired nine brands: Bill Blass, Waverly, The Athlete's Foot, Shoebox New York, Great American Cookies, MaggieMoo's, Marble Slab Creamery, Pretzel Time, and Pretzelmaker. We now license and franchise our brands to a network of leading retailers, manufacturers and franchisees that includes every major segment of retail distribution from the luxury market to the mass market in the United States and in over 50 countries around the world. Our franchise network consists of approximately 1,900 retail stores. As we continue to build both our business and our senior management team, we expect that we will make material adjustments and refinements to our compensation policies and programs.

Our current compensation programs are intended to reward our named executives for growing our business profitably. They also are intended to encourage the retention of executives who contribute significantly to improved business performance, overall growth and increased stockholder value. The components of our compensation programs for named executives include salary, annual bonus, equity incentive compensation, and benefits.

We have paid salaries to each of our named executive officers that are at or slightly below the median level in the marketplace pursuant to employment agreements negotiated in 2006 with each such officer, reflecting our goal of conserving cash as we acquire businesses and seek to build a profitable operation. To enable us to attract and retain superior individuals, however, we offered opportunities for generous performance-based annual bonus and equity incentive awards. In the case of our chief executive officer, on whom we depended to build our new brand management and franchising business, we agreed to a compensation package that, by component and in the aggregate, based upon our review of relevant market information, will be at the top of the marketplace if certain performance levels are achieved. We believe that this compensation package was necessary to attract and retain our chief executive officer.

In 2007, we did not make any incentive equity awards to any of our named executive officers. We also did not make any bonus awards to named executive officers in 2007 either under our existing management bonus plan (the 2006 Management Bonus Plan) or pursuant to the Compensation Committee’s general discretion under its Charter to set executive compensation levels. The 2006 Management Bonus Plan is designed so that amounts paid thereunder can qualify as performance-based compensation under Section 162(m) where the Compensation Committee sets performance targets for eligible participants and such targets are met. The total bonus pool available under the 2006 Management Bonus Plan is capped at 5% of the Company’s net income, as determined based on the Company’s audited financial statements in the applicable fiscal year.

We do not currently have a comprehensive policy and approach to compensation. We believe that the Company’s business and strategies must mature before we can fully understand the critical elements to our financial and operational success for which we can set appropriate metrics for short and long-term compensation. In that regard, we have decided not to adopt performance or award targets in 2008 under the 2006 Management Bonus Plan, and we are evaluating the 2006 Management Bonus Plan and other Company plans in our efforts to develop long-term compensation policies that will apply both to the named executive officers and more generally to our employee base. Our ultimate goal is to provide an attractive, flexible and market-based total compensation program tied to performance and aligned with shareholder interests.

Process for Determining Compensation

General.  Our Compensation Committee plays an integral role in shaping the Company’s overall compensation objectives, policies and practices. The Compensation Committee is responsible for, among other things, reviewing and recommending approval of the compensation of our executive officers; administering our equity incentive and stock option plans; reviewing and making recommendations to the board of directors with respect to incentive compensation and equity incentive and stock option plans; evaluating our chief executive officer's performance in light of corporate objectives; and setting our chief executive officer's compensation based on the achievement of corporate objectives.

The Compensation Committee relies on its judgment in making compensation decisions, based upon a review of the Company’s performance, the executive’s performance and responsibilities, the Company’s and the executive’s achievement of business objectives, plans and specified goals, and the executive’s contributions to the development of the Company’s business and its long-term prospects for growth and success. The Compensation Committee also takes into account information about market levels of compensation provided by its compensation consultant, Towers Perrin. Towers Perrin uses information from relevant published compensation surveys, as well as public filings for similar peer companies. The Compensation Committee also considers a named executive’s current and past compensation levels in determining whether to make any discretionary awards or any adjustments to compensation of a continuing executive. In this process, the Company’s objective is to keep annual salaries at or below median levels, but to provide annual bonus opportunities and equity incentive awards that offer opportunities to earn overall compensation above median levels, if the Company and the executive deliver superior performance.

In general, the Compensation Committee has not developed or adhered to any strict formulas in setting compensation or in establishing compensation packages. We expect that over time, the annual salaries of the named executive officers will be less than 50% of each person’s overall annual compensation and a significantly smaller portion of such compensation over a period of years, taking into account the value of incentive equity awards. In 2007, we did not pay any annual bonuses or incentive equity awards to our named executive officers. Accordingly, salaries represented a large proportion of their overall annual compensation. We expect that this will change in future years.

Participation of the Chief Executive Officer and Other Executives. We do not currently have a senior human resources executive. Our chief executive officer participates in discussions with the Compensation Committee regarding compensation decisions about all named executives other than himself. Except for the chief executive officer, no other named executive participates directly in discussions with the Compensation Committee about compensation matters, although the chief executive officer does discuss these matters with the chief financial officer. The Compensation Committee expects to rely heavily on the recommendations of the chief executive officer on these matters, particularly with respect to bonuses based on the performance of the executive and the Company.

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

Towers Perrin was retained by the Compensation Committee in 2006 to provide a compensation study to benchmark and assist in the development of the compensation packages for Mr. D’Loren and Mr. Haran. The compensation study evaluated the reasonableness of the base salary, annual bonus and stock option grants proposed for Mr. D’Loren employment as our new chief executive officer in comparison to the competitive market. The compensation study was presented to the Compensation Committee and the board of directors and was considered by each in their deliberations and discussions on Mr. D’Loren’s compensation package. The compensation packages for Mr. D’Loren and Mr. Haran have not changed.

Again in 2007, Towers Perrin was retained by the Compensation Committee to assist in a review of executive officer and director compensation. In the 2007 review, Towers Perrin obtained peer group benchmarking data primarily from a group of companies with revenue of $30 to $200 million regardless of industry, and secondly from a group of companies that have a similar business strategy to us, regardless of revenue size. Although the data did not result in a statistical random sampling, we believe it provided helpful data regarding the compensation levels and practices of peer companies with whom we compete for key executive talent.

Process for Approving Equity Grants. The Compensation Committee administers the 2006 Equity Incentive Plan, which is our long-term incentive plan that was approved by our stockholders in October 2006. The Compensation Committee is required to approve all grants of all awards under that plan, and has not delegated any grant authority. Under the terms of the 2006 Equity Incentive Plan, stock options are required to be priced at the closing price of NexCen common stock on the date of grant, which is the actual date on which the option (including all of its material terms) is approved by the Compensation Committee. Our long-term incentive plan does not permit the re-pricing of options. Previously, we did not have a policy that addressed the specific issue of whether equity grants may be approved prior to the release of material information. In February 25, 2008, the Compensation Committee established a policy to grant options on a quarterly basis on the third Trading Day after the Company publicly announces its quarterly financial results following each of the first three fiscal quarters of each year and after annual financial results following the fourth fiscal quarter of each year.

We typically grant stock options to new employees at senior levels when they begin working for the Company. In 2007, these grants were usually made at the next regularly scheduled or special meeting of the Compensation Committee after the date on which employment commenced. Beginning as of February 25, 2008, grants made to new employees are typically made on the next quarterly grant date following the start of employment.

Share Ownership Guidelines. We do not currently have any requirements for any of our executive officers or other employees to own specified amounts of NexCen common stock. As a result of his prior ownership of UCC and purchases of our common stock on the open market for which he received pre-clearance, our chief executive officer (directly or through entities that he controls) currently owns approximately 3.7 million shares of our common stock.

Compensation Deduction Limit. Section 162(m) of the Internal Revenue Code generally limits the compensation that a corporation can deduct for payments to a chief executive officer and the four other most highly compensated executive officers to $1 million per officer per year. However, compensation that is “performance-based,” as defined by Section 162(m), is exempt from this limitation on deductibility. In general, compensation attributable to the exercise of stock options granted with an exercise price at or above the market price of the underlying stock at the time of the grant qualifies as performance-based compensation. In 2007, we did not pay our chief executive officer or our four other most highly compensated executive officers compensation in excess of $1 million (excluding compensation in respect of exercised options that we believe qualifies as performance-based compensation).

Elements of Compensation

For 2007, the principal components of compensation for our named executive officers consisted of:

•	Base salary;

•	Equity-based awards;

•	Cash bonuses;

•	Perquisites and other personal benefits; and

•	Other compensation.

These principal elements have been chosen to create a flexible package that can reward both our short and long-term performance, while providing the executive with a competitive compensation package.

Base salary. We provide named executive officers and other employees with a base salary to compensate them for basic services rendered during the fiscal year. Initial base salaries for our named executive officers were determined for each executive in 2006 based on negotiations between the new executive, on the one hand, and the Company, on the other. The Compensation Committee expects to review salary levels at least annually, as well as upon a promotion or other changes in job responsibility. Merit based increases to salaries, if any, will be based on the Compensation Committee’s review and overall assessment of an individual’s performance.

In 2007, none of the named executive salaries received an increase in their respective base salaries.

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

In 2007, we did not award any restricted stock or stock options to any of the named executive officers.

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

The Company reported net loss for 2007 and as a result there was no bonus pool under the 2006 Management Bonus Plan. In addition, the Compensation Committee did not award, nor did any of the named executive officers seek, any bonus under the Compensation Committee’s general discretion pursuant to its Charter to set executive compensation.

Perquisites and other personal benefits. We provide certain executive officers with perquisites and other personal benefits that we and the Compensation Committee believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. Perquisites are generally granted as part of our executive recruitment and retention efforts. During 2007, our named executive officers received a limited amount of perquisites and other personal benefits that we paid on their behalf. These perquisites and other personal benefits included, among other things:

•	Payments of life, health and/or disability insurance premiums;

•	Car expenses; and/or

•	Club dues.

Other Compensation. In addition to the compensation discussed above, we also provide our named executive officers with customary employee benefits, available to all employees, including health, disability and life insurance. In general, these benefits are substantially the same as those available to all of our employees.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on its review and its discussions with management, the Committee has recommended to our board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A for 2007 and the Company’s 2008 proxy statement. This Report is provided by the following independent directors, who comprise the Compensation Committee:

Edward J. Mathias (Chairman)
Jack B. Dunn IV
Jack Rovner

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of our named executive officers, including our former chief financial officer, for the fiscal year ended December 31, 2007.

In light of the fact that we reported a net loss for fiscal year ended December 31, 2007, our named executive officers were not entitled to receive payments which would be characterized as “Non-Equity Incentive Plan Compensation” pursuant to our 2006 Management Bonus Plan. Additionally, the Compensation Committee of the board of directors did not award any payments which would be characterized as “Bonus” payments to any of the named executive officers and did not increase their base salaries. We also have no defined benefit plans, actuarial plans, or non-qualified deferred compensation plans

Name and Principal Position (1)	Year	Salary (2) ($)	Bonus ($)	Stock Awards ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensatio (4) ($)	Total ($)

Robert W. D’Loren	2007	$750,000	-	-	-	-	-	$80,223	$830,223
Chief Executive Officer	2006	$427,083	-	-	$701,406	-	-	$40,162	$1,168,651

David B. Meister	2007	$225,000	-	-	-	-	-	$4,863	$229,863
Former Chief Financial Officer	2006	$69,375	-	-	$40,671	-	-	-	$110,046

James Haran	2007	$375,000	-	-	-	-	-	$15,150	$390,150
Executive Vice President	2006	$338,542	-	-	$145,117	-	-	-	$483,659

Charles Zona	2007	$300,000	-	-	-	-	-	-	$300,000
Executive Vice President	2006	$18,182	-	-	$10,994	-	-	-	$29,176

(1)
Messrs. D’Loren, Meister, Haran and Zona became named executive officers on June 6, 2006, September 12, 2006 May 1, 2007 and December 11, 2006, respectively. Mr. Meister ceased to be a named executive officer on March 21, 2008.

(2)
The amounts included for the year ended December 31, 2006 for Messrs. D’Loren, Meister, Haran and Zona is based on a base salary of $750,000, $225,000, $375,000 and $300,000, respectively, pro rated from their start dates of June 6, 2006, September 12, 2006, June 6, 2006 and December 11, 2006, respectively. Mr. Meister’s amount for 2006 does not include $29,000 which was paid to Mr. Meister for services as a consultant with the Company from July 2006 until September 2006. The amount for Mr. Haran for 2006 includes a deferred bonus of $125,000 from UCC Capital that the Company assumed upon the acquisition.

(3)
For the year ended December 31, 2007, none of the named executive officers received stock option awards. For the year ended December 31, 2006, Messrs. D’Loren, Meister, Haran and Zona received option awards pursuant to the terms of their employment agreements.

(4)
For the year ended December 31, 2007, Mr. D’Loren received a total of $80,223 in all other compensation which included insurance premiums for auto, life and long term disability of $26,882, car expenses of $22,956 and club dues of $30,385; Mr. Meister received a total of $4,863 in all other compensation comprised of the Company’s payment of health insurance premiums; Mr. Haran received a total of $15,150 in all other compensation comprised of car expenses. For 2006, Mr. D’Loren received a total of $40,162 in all other compensation which included insurance premiums for life and long term disability of $28,830, car expenses of $9,842 and club dues of $1,490.

Grants of Plan-Based Awards Table

During fiscal year ended December 31, 2007, we did not granted any stock options or restricted stock awards to our named executive officers under any of our long-term equity incentive plans.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to outstanding equity-based awards at December 31, 2007 for our named executive officers.

	Option Awards		Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Robert W. D’Loren	787,324	(1)	1,874,652		-	$4.10	06/05/2016	-	-	-	-

David B. Meister	66,667	(2)	133,333	(3)	-	$6.08	09/11/2016	-	-	-	-

James Haran	193,930	(4)	387,858			$4.10	06/05/2016

Charles Zona	83,334	(5)	166,666		-	$6.96	12/10/2016	-	-	-	-

(1)
In June 2006, Mr. D’Loren was granted a warrant to purchase 125,000 shares and the option to purchase 2,686,976 shares. Both the warrant and the option vest in equal amounts on the three anniversaries of grant: June 2007, June 2008 and June 2009. Accordingly, 41,666 shares underlying the warrant and 895,658 shares underlying the option vested in June 2007. As noted in the following Option Exercises and Stock Vesting Table, Mr. D’Loren partially exercised his option and purchased 150,000 shares. For additional information with respect to accelerated vesting of Mr. D’Loren’s awards upon certain events, see “Employment Agreements - Robert W. D’Loren.”

(2)
In September 2006, Mr. Meister was granted an option to purchase a total of 200,000 shares that vest in equal amounts on the three anniversaries of grant: September 2007, September 2008 and September 2009. Accordingly, 66,667 shares underlying the option vested in September 2007.

(3)
On March 21, 2008, Mr. Meister left the Company, and all unvested options immediately vested and became fully exercisable pursuant to his employment agreement. For additional information with respect to accelerated vesting of Mr. Meister’s stock option award upon certain events, see “Employment Agreements - David B. Meister.”

(4)
In June 2006, Mr. Haran was granted an option to purchase a total of 581,788 shares that vest in equal amounts on the three anniversaries of grant: June 2007, June 2008 and June 2009. Accordingly, 193,930 shares underlying the option vested in June 2006. For additional information with respect to accelerated vesting of Mr. Haran’s stock option award upon certain events, see “Employment Agreements – James Haran.”

(5)
In December 2006, Mr. Zona was granted an option to purchase a total of 250,000 shares that vest in equal amounts on the three anniversaries of grant: December 2007, December 2008 and December 2009. Accordingly, 83,334 shares underlying the option vested in December 2006. For additional information with respect to accelerated vesting of Mr. Zona’s stock option award upon certain events, see “Employment Agreements - Charles A. Zona.”

Option Exercises and Stock Vested Table

The following table sets forth certain information regarding exercise of options and vesting of restricted stock held by the named executive officers during the year ended December 31, 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

Robert W. D’Loren	150,000	$219,000	-	-

David B. Meister	-	-	-	-

James Haran	-	-	-	-

Charles Zona	-	-	-	-

Compensation for Named Executives Officers in 2007

We discuss here the compensation of those individuals who were named executive officers at December 31, 2007. All of these named executive officers except Mr. Meister remain with the Company at the date of this Report. For each named executive officer, we negotiated employment agreements in connection with their hire in 2006. On March 25, 2008, we hired a new chief financial officer and negotiated an employment agreement in connection with his hire. In each case, we provide competitive base salaries, discretionary bonus opportunities, basic benefit packages and modest severance arrangements. The overall philosophy of our compensation policy is reflected in each agreement. See the section captioned “Employment Agreements” for more in-depth information.

Compensation for Chief Executive Officer. In 2007, the compensation of Mr. D’Loren, the President and Chief Executive Officer, was based on his employment agreement entered into on June 6, 2006. Mr. D’Loren did not receive an increase in his base salary and received no bonus either in cash or in equity.

Compensation for Other Named Executive Officers. In 2007, the compensation of our other name executive officers were based on their respective employment agreements entered into in 2006. In 2007, none of the other named executive salaries received an increase in their respective base salaries and none received a bonus either in cash or equity.

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

Employment Agreements

Employment Agreements for Named Executive Officer

Robert W. D’Loren

Simultaneous with the acquisition of UCC in June 2006, we entered into an employment agreement with Mr. D’Loren. Pursuant to the terms of Mr. D’Loren’s employment agreement, Mr. D’Loren will receive an initial annual base salary of $750,000, subject to periodic review and upward adjustment, as well as various perquisites and benefits, including a monthly car allowance. For each calendar year during the term of the employment agreement, Mr. D’Loren will be entitled to receive an incentive bonus equal to 50% of amounts awarded under the 2006 Management Bonus Plan (the “Annual Bonus”). No Annual Bonus was paid for fiscal years 2006 or 2007. Unless otherwise agreed, the Annual Bonus will be payable 50% percent in cash and 50% in restricted shares of NexCen’s common stock that will vest in three equal installments over three years following the date of their issuance.

On June 6, 2006, as specified in Mr. D’Loren’s employment agreement, we granted Mr. D’Loren options to purchase an aggregate of 2,686,976 shares of our common stock under the terms of the Company’s 1999 Equity Incentive Plan. See “Outstanding Equity Awards at Fiscal Year-End” table for details of Mr. D’Loren’s stock options. Under Mr. D’Loren’s employment agreement, if Mr. D’Loren’s employment with NexCen is terminated without “Cause” (as defined in Mr. D’Loren’s employment agreement), or if he resigns for “Good Reason” (as defined in Mr. D’Loren’s employment agreement), or if a Change of Control (as defined in Mr. D’Loren’s employment agreement) occurs, all unvested options and restricted shares issued to Mr. D’Loren pursuant to the 1999 Equity Incentive Plan will vest immediately.

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

During the term of employment and for two years thereafter, or one year if Mr. D’Loren’s employment is terminated without Cause or if he resigns for Good Reason, Mr. D’Loren has agreed not to compete with NexCen. In addition, for two years following the term of employment, Mr. D’Loren has agreed not to (i) solicit, induce or attempt to induce any customer, supplier, licensee or other business relation to cease doing business with the Company, (ii) solicit, induce or attempt to induce any person who is, or was during the then-most recent one year period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries to terminate such employee’s employment with the Company, or hire any such person unless such person’s employment was terminated by the Company, or (iii) in any way interfere with the relationship between any customer, supplier, licensee, employee or business relation of the Company or any of its subsidiaries.

David B. Meister

In September 2006, Mr. Meister joined the Company as Senior Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Meister left the Company on March 21, 2008.

Pursuant to the terms of the employment agreement, Mr. Meister received an initial annual base salary of $225,000, as well as customary employee perquisites and benefits. For each calendar year during the term of the employment agreement, Mr. Meister was entitled to receive a performance-based bonus pursuant to the 2006 Management Bonus Plan (the “Annual Bonus”) based on achieving annual performance goals recommended by the Chief Executive Officer and subject to review and confirmation by the Compensation Committee or board of directors. No Annual Bonus was paid for fiscal years 2006 or 2007.

On September 12, 2006, as contemplated by the employment agreement, Mr. Meister was granted options to purchase an aggregate of 200,000 shares of the Company’s common stock under the terms of the Company’s 1999 Equity Incentive Plan. See “Outstanding Equity Awards at Fiscal Year-End” table for details of Mr. Meister’s stock options. On March 21, 2008, Mr. Meister left the Company, and all unvested options immediately vested and become fully exercisable pursuant to his employment agreement. Pursuant to his separation agreement, the Company agreed to extend the exercise period on Mr. Meister’s 200,000 options until December 31, 2009.

The initial term of the employment agreement was three years. As a result of Mr. Meister's termination, he is entitled to receive a severance package under his employment agreement consisting of (1) any earned but unpaid base salary through the date of employment termination and any declared but unpaid annual bonus (which there was none) and (2) an amount equal to his base salary (at the rate then in effect) for one year. The severance will be payable over a six-month period or such shorter period required to comply with Section 409A of the Internal Revenue Code and applicable regulations adopted thereunder. He also is entitled to continue to participate in the Company’s group medical plan on the same basis as he previously participated or receive payment of, or reimbursement for, COBRA premiums (or, if COBRA coverage is not available, reimbursement of premiums paid for other medical insurance in an amount not to exceed the COBRA premium) for a one-year period following termination, subject to termination of this arrangement if a successor employer provides him with health insurance coverage.

Pursuant to the employment agreement, during the term of employment and one year thereafter, Mr. Meister has agreed not to compete with the Company. In addition, for two years following the term of employment, Mr. Meister has agreed not to (i) solicit, induce or attempt to induce any customer, supplier, licensee or other business relation to cease doing business with the Company, (ii) solicit, induce or attempt to induce any person who is, or was during the then-most recent one year period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries to terminate such employee’s employment with the Company, or hire any such person unless such person’s employment was terminated by the Company, or (iii) in any way interfere with the relationship between any customer, supplier, licensee, employee or business relation of the Company or any of its subsidiaries.

James Haran

Simultaneous with the acquisition of UCC in June 2006, we entered into an employment agreement with Mr. Haran. Pursuant to the terms of Mr. Haran’s employment agreement, Mr. Haran will receive an initial annual base salary of $375,000, subject to periodic review and upward adjustment. For each calendar year during the term of the employment agreement, Mr. Haran will also be eligible to receive a performance-based bonus pursuant to the 2006 Management Bonus Plan (the “Annual Bonus”) on achieving annual performance goals recommended by the President and Chief Executive Officer and subject to review and confirmation by the Compensation Committee or board of directors. No Annual Bonus was paid in fiscal years 2006 or 2007.

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

The initial term of Mr. Haran’s employment agreement is three years, and it renews automatically for successive one-year periods beginning June 6, 2009, unless either party provides at least 30 days’ advance written notice of a decision not to renew. If the Company terminates Mr. Haran’s employment (i) without Cause, or (ii) if Mr. Haran resigns for Good Reason, or (iii) if the Company fails to renew the term, Mr. Haran will be entitled to receive (1) any unpaid base salary including any declared but unpaid annual bonus and (2) an amount equal to his base salary (at the rate then in effect) for a eighteen-month period. The severance will be payable over a six-month period or such shorter period as is required to comply with Section 409A of the Internal Revenue Code and applicable regulations adopted thereunder. Mr. Haran also will be entitled to continue to participate in NexCen’s group medical plan on the same basis as he previously participated or receive payment of, or reimbursement for, COBRA premiums (or, if COBRA coverage is not available, reimbursement of premiums paid for other medical insurance in an amount not to exceed the COBRA premium) for a one year period following termination, subject to termination of this arrangement if a successor employer provides him with health insurance coverage.

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

During the term of employment and for two years thereafter, or one year if Mr. Haran’s employment is terminated without Cause or if he resigns for Good Reason, Mr. Haran has agreed not to compete with the Company. In addition, for two years following the term of employment, Mr. Haran has agreed not to (i) solicit, induce or attempt to induce any customer, supplier, licensee or other business relation to cease doing business with the Company, (ii) solicit, induce or attempt to induce any person who is, or was during the then-most recent one year period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries to terminate such employee’s employment with the Company, or hire any such person unless such person’s employment was terminated by the Company, or (iii) in any way interfere with the relationship between any customer, supplier, licensee, employee or business relation of the Company or any of its subsidiaries

Charles A. Zona

In December 2006, Mr. Zona joined the Company as Executive Vice President, Brand Management and Licensing. Prior to his appointment, Mr. Zona worked with the Company as a consultant since November 2006.

Pursuant to the terms of the employment agreement, Mr. Zona will receive an initial annual base salary of $300,000, subject to annual review and upward adjustments (but not decreases), as well as customary employee perquisites and benefits. Mr. Zona will also be eligible to receive a performance-based bonus pursuant to the 2006 Management Bonus Plan (the “Annual Bonus”) based on achieving annual performance goals recommended by the President and Chief Executive Officer and subject to review and confirmation by the Compensation Committee or board of directors. No Annual Bonus was paid for fiscal years 2006 or 2007.

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

Employment Agreement for New Chief Financial Officer

Kenneth J. Hall

On March 25, 2008, Mr. Hall joined the Company as Executive Vice President, Chief Financial Officer and Treasurer.

Pursuant to the terms of an employment agreement, Mr. Hall will receive an initial annual base salary of $400,000, subject to periodic review and upward adjustment, as well as various perquisites and benefits, including a monthly automobile allowance comparable to other senior executive officers (but in no event less than $1,250 per month). For each calendar year during the term of the employment agreement, Mr. Hall will be entitled to receive a performance-based bonus calculated as a percentage of the “bonus pool,” based on Mr. Hall and the Company achieving annual performance goals, subject to review and confirmation by the Company’s Compensation Committee or board of directors. The “bonus pool” will be equal to five percent of the Company’s annual net income, as reported on the audited financial statements or any other amount authorized as the “bonus pool” by the Company’s Compensation Committee or board of directors under the 2006 Management Bonus Plan or any other management bonus plan adopted by the Company.

Mr. Hall will also be granted options to purchase a total of 250,000 shares of the Company’s common stock, subject to the approval of the Company’s Compensation Committee, under the terms of the Company’s 2006 Long Term Equity Incentive Plan and a customary grant agreement. The options will have a 10-year term and an exercise price equal to the fair market value of the Company’s common stock on the grant date, which under the Company’s policy will be the third trading day after the Company publicly announces results for the three month period ending March 31, 2008. The options will vest and become exercisable in equal installments on each of the first three anniversaries of the grant date. Under Mr. Hall’s employment agreement, if his employment with the Company is terminated without “Cause” (as defined in the employment agreement), or if he resigns for “Good Reason” (as defined in the employment agreement), or if a Change of Control (as defined in the employment agreement) occurs, all unvested options will immediately vest and become fully exercisable for a period of twelve months following such termination.

The initial term of the employment agreement is three years, and it renews automatically for successive one-year periods beginning March 25, 2011, unless either party provides at least 90 days’ advance written notice of a decision not to renew. If (i) the Company terminates Mr. Hall’s employment without “Cause” or does not renew the employment agreement at the end of any term or (ii) Mr. Hall terminates his employment for Good Reason, he will be entitled to receive a severance package consisting of (1) any earned but unpaid base salary through the date of employment termination and any declared but unpaid annual bonus and (2) an amount equal to his base salary (at the rate then in effect) for the greater of the remainder of the initial three year term or eighteen months. The severance will be payable over a six month period or such shorter period required to comply with Section 409A of the Internal Revenue Code and applicable regulations adopted thereunder. He also will be entitled to continue to participate in the Company’s group medical plan on the same basis as he previously participated or receive payment of, or reimbursement for, COBRA premiums (or, if COBRA coverage is not available, reimbursement of premiums paid for other medical insurance in an amount not to exceed the COBRA premium) for an eighteen month period following termination, subject to termination of this arrangement if a successor employer provides him with health insurance coverage.

If Mr. Hall’s employment is terminated without Cause or if he resigns for Good Reason within a year of a Change of Control (as defined in the employment agreement), he will be entitled to receive the same severance as described in the preceding paragraph, however, the amount of severance will be increased to equal $100 less than two times the sum of (i) Mr. Hall’s base salary (at the rate in effect on the date of termination) and (ii) the annual bonus paid to Mr. Hall in the year prior to such Change of Control. However, if the severance payment owed to Mr. Hall would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986), then his severance will be reduced to the largest amount that will not result in receipt by the Mr. Hall of an “excess parachute payment.”

During the term of employment and for two years thereafter, or one year if Mr. Hall’s employment is terminated without Cause or if he resigns for Good Reason, Mr. Hall has agreed not to compete with the Company. In addition, for two years following the term of employment, Mr. Hall has agreed not to (i) solicit, induce or attempt to induce any customer, supplier, licensee or other business relation to cease doing business with the Company, (ii) solicit, induce or attempt to induce any person who is, or was during the then-most recent one year period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries to terminate such employee’s employment with the Company, or hire any such person unless such person’s employment was terminated by the Company, or (iii) in any way interfere with the relationship between any customer, supplier, licensee, employee or business relation of the Company or any of its subsidiaries.

Potential Payments to Named Executive Officers Upon Termination or Change-of-Control

As noted above under “Employment Agreements,” we have entered into employment agreements with each of our named executive officers. These agreements provide for certain payments and other benefits if a named executive officer’s employment with us is terminated under circumstances specified in his agreement, including a “Change of Control” of the Company. The amounts of potential payments in the following tables are hypothetical based on the rules of the Securities and Exchange Commission. Actual payments will depend on the circumstances and timing of any termination.

The receipt of the payments and benefits to the named executive officers under their employment agreements are generally conditioned upon their complying with customary non-solicitation, non-competition, confidentiality, non-interference and non-disparagement provisions. By the terms of such agreements, the executives acknowledge that a breach of some or all of the covenants described herein will entitle us to injunctive relief restraining the commission or continuance of any such breach, in addition to any other available remedies.

The following table provides the term of such covenants following the termination of employment as it relates to each named executive officer:

Covenant	Robert D’Loren	David B. Meister	James Haran	Charles Zona

Confidentiality	Employment term and thereafter	Employment term and thereafter	Employment term and thereafter	Employment term and thereafter

Non-solicitation	Employment term and 24 months thereafter	Employment term and 24 months thereafter	Employment term and 24 months thereafter	Employment term and 12 months thereafter

Non-competition	Employment term and 24 months thereafter or 12 months if employment is terminated without Cause or he resigns for “Good Reason”	Employment term and 24 months thereafter or 12 months if employment is terminated with Cause or he resigns for “Good Reason”	Employment term and 24 months thereafter or 12 months if employment is terminated with Cause or he resigns for “Good Reason”	Employment term and 12 months thereafter or 6 months if employment is terminated with Cause or he resigns for “Good Reason”

Non-interference	N/A	N/A	N/A	N/A

Non-disparagement	Indefinitely	Indefinitely	Indefinitely	Indefinitely

Termination Payments (Other than in Connection with a Change-of-Control)

The table below includes a description and the amount of estimated payments and benefits that would be provided by us (or our successor) to each of the named executive officers, assuming that a termination circumstance occurred as of December 31, 2007 and a “Change of Control” had not occurred. See “Employment Agreements” included above for additional details for the named executive officers.

		Estimated Amount of Termination Payment to:
Termination Event	Type of Payment	Robert D’Loren	David B. Meister	James Haran	Charles Zona
Termination for Cause, death or disability	Payment of accrued but unused vacation time	$8,219	$10,479	$7,192	$10,685

Termination without Cause or by executive for Good Reason	Lump Sum Severance Payment	$1,500,000	$225,000	$562,500	$150,000

Termination without Cause or by executive for Good Reason	Pro rata portion of Bonuses (1)	-	-	-	-

Death, termination without Cause, or termination by executive for Good Reason	Continued coverage under medical, dental, hospitalization and life insurance plans (2)	$27,732	$15,798	$11,291	$11,291

(1)	The bonuses payable upon a termination event are based on the actual bonus paid in the prior year. Since no bonuses were paid in the prior year, no amount is shown here.
(2)
Calculated at current insurance premium rates in effect at December 31, 2007 for the period of time of the benefit:

Robert D’Loren - 2 years

David Meister - 1 year

James Haran - 1 year

Charles Zona - 1 year

Termination in Connection with a Change of Control

The employment agreements with each of Messrs. D’Loren, Meister, Haran and Zona provide that, if, within twelve months following a “Change of Control,” their employment is terminated without “Cause” or they terminate their employment for “Good Reason” as all such terms are defined in each employment agreement, we are obligated to make a lump-sum severance payment. A “Change of Control” is defined in each employment agreement by reference to our 1999 Equity Incentive Plan, which is defined to include a change in majority of our board of directors, consummation of certain mergers, the sale of all or substantially all of our assets or the acquisition of at least 80% of the undiluted total voting power of our then-outstanding securities. In addition, if within twelve months following a change of control, our named executive officers are terminated without “Cause” or they terminate their employment for “Good Reason,” then all unvested stock options, shares of restricted stock and other equity awards shall vest immediately, and remain exercisable for the lesser of 180 days after termination and the remaining term of the applicable grant. See “Employment Agreements” included above for additional details regarding Change of Control payments.

For Mr. D’Loren, the severance payment is equal to $100 less than three times the sum of Mr. D’Loren’s base salary plus a bonus amount calculated as the percentage of the bonus pool that Mr. D’Loren received in the prior fiscal year multiplied times five percent of the annualized net income for the quarter immediately preceding the executive’s separation. For each of Messrs. Meister, Haran and Zona, the separation amount is calculated the same as for Mr. D’Loren, except that the amount is multiplied times two. For each of our named executive officers, in the event that the foregoing calculation, together with all other cash and non-cash amounts that the executive has the right to receive from us, would result in the severance payment being treated as an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then the payment is reduced automatically to the largest amount that will not result in the payment being treated as an “excess parachute payment.” Because this formula is intended to avoid the lump sum being treated as a parachute payment subject to an excise tax under the tax code, we do not provide for any “gross-up” payments to cover federal excise taxes in the event that the severance payments are treated as a parachute payment.

The following table quantifies the estimated maximum amount of payments and benefits under our employment agreements and agreements relating to awards granted under our equity incentive and stock option plans to which the named executive officers would be entitled upon termination of employment if we terminated their employment without cause on December 31, 2007, assuming a Change of Control occurred on that date. We have assumed that these payments would not result in the aggregate severance payments being treated as an “excess parachute payment.” We, therefore, have not reduced the aggregate amount calculated under the base formula.

Name	Cash Severance Payment ($)	Continuation of Medical/Welfare Benefits (Present Value) (1) ($)	Value of Accelerated Vesting of Equity Awards (2) ($)	Total Termination Benefits ($)
Robert W. D’Loren	$2,249,900	$24,426	$1,293,843	$3,568,169

David B. Meister	$449,900	$14,778	$175,179	$639,857

James Haran	$749,900	$10,562	$269,285	$1,029,747

Charles Zona	$599,900	$10,562	$293,716	$904,178

(1)	Calculated at the present value of insurance premiums to be paid over the benefit period.

(2)	This amount represents the unamortized portion of the expense related to each respective named executive officer’s equity awards as of December 31, 2007.

Director Compensation

The following table sets forth compensation information for 2007 for each member of our board of directors with the exception of Mr. D’Loren. Directors who are employees, such as Messrs. D’Loren and Oros, do not receive additional compensation for serving on the board. However, in connection with an option grant made to members of our board of directors in September 2007, the board authorized grants to each director other than Mr. D’Loren. See “Summary Compensation” table and “Grants of Plan-Based Awards” table for disclosures related to Mr. D’Loren.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
David S. Oros	-	-	$29,079(9)	-	-	$213,66(12)	$242,744

James T. Brady	$68,250(1)	-	$29,079(9)	-	-	-	$97,329

Paul Caine	$12,000(2)	-	$29,079(9)	-	-	-	$41,079

Jack B. Dunn, IV	$39,000(3)	-	$29,079(9)	-	-	-	$68,079

Edward J. Mathias	$57,000(4)	-	$29,079(9)	-	-	-	$86,079

Jack Rovner	$38,000(5)	-	$29,079(9)	-	-	-	$67,079

Truman T. Semans (former director)	$42,500(6)	-	$47,910(10)	-	-	-	$90,410

George P. Stamas	$36,500(7)	-	$29,079(9)	-	-	-	$66,579

Marvin Traub	$17,500(8)	-	$127,341(11)	-	-	-	$144,841

(1)
Includes a $20,000 annual retainer, $19,500 in board attendance fees, a $12,500 retainer as chairman of the Audit Committee $15,000 in Audit Committee meeting fees, and a $1,250 retainer as chairman of the Nominating and Corporate Governance Committee. Mr. Brady has been the chairman and a member of the Audit Committee throughout the fiscal year ended December 31, 2007 and became the chairman of the Nominating and Corporate Governance Committee on May 4, 2007.

(2)
Includes a $5,000 annual retainer, $4,500 in board attendance fees, and $2,500 in Audit Committee meeting fees. Mr. Caine has been a member of the board and the Audit Committee since September 5, 2007.

(3)
Includes a $20,000 annual retainer, $16,500 in board attendance fees and a $2,500 retainer as chairman of the Nominating Committee. Mr. Dunn was the chairman of the Nominating Committee through May 4, 2007 when the Nominating Committee was merged with the Corporate Governance Committee.

(4)
Includes a $20,000 annual retainer, $19,500 in board attendance fees, a $2,500 retainer as chairman of the Compensation Committee, and $15,000 in Audit Committee meeting fees. Mr. Mathias has been the chairman of the Compensation Committee and a member of the Audit Committee throughout the fiscal year ended December 31, 2007.

(5)	Includes a $20,000 annual retainer and $18,000 in board attendance fees.

(6)
Includes a $15,000 annual retainer, $15,000 in board attendance fees, and $12,500 in Audit Committee meeting fees. Mr. Semans was a director through September 5, 2007 but did not stand for re-election to the board of directors at the 2007 annual meeting held on that date.

(7)	Includes a $20,000 annual retainer, and $16,500 in board attendance fees.

(8)	Includes a $10,000 annual retainer and $7,500 in board attendance fees. Mr. Traub has been a member of the board since May 2, 2007.

(9)
On September 6, 2007, the Company granted non-qualified options to purchase 100,000 shares to each of the directors in 2007, other than Mr. D’Loren and Mr. Traub, with an exercise price equal to the closing price per share on September 6, 2007. These options vest equally on the annual meeting date of each of the four annual meeting dates following the date of grant. On September 6, 2007, Mr. Traub was granted non-qualified options to purchase 75,000 shares as discussed in footnote 9 below.

(10)
On October 31, 2006, immediately following the 2006 annual meeting, the Company granted to Mr. Semans non-qualified options to purchase 25,000 shares, as part of the Company’s annual compensatory grant of options to directors. The exercise price of these options was the closing price per share on October 31, 2006. By their terms, the options vested on October 31, 2007, the first anniversary of the grant date. However, the Company accelerated the vesting of these options to September 5, 2007 because Mr. Semans planned to retire from the board as of the 2007 annual meeting on September 5, 2007. In accelerating the options, the Company sought to avoid inadvertently penalizing Mr. Semans based on the scheduling of its annual meeting. The Company now generally grants options to directors, which vest on annual meeting dates following the date of the grant.

(11)
On May 4, 2007, the Company granted to Mr. Traub, in connection with his appointment to the board of directors, non-qualified options to purchase 29,166 shares, which was comprised of a pro rata amount of the 25,000 stock options granted to non-employee directors in 2006 and an additional 25,000 options granted for his expected service in 2007. The exercise price of these options is the closing price per share on May 4, 2007, and the options vest on May 4, 2008. On September 6, 2007, Mr. Traub was granted non-qualified options to purchase 75,000 shares with an exercise price equal to the closing price per share on September 6, 2007. These options vest equally on the second, third and fourth annual meeting dates following the date of the grant.

(10)
In June 2006, Mr. Oros relinquished his position as Chief Executive Officer of the Company, remaining as Chairman. Under the terms of his amended employment agreement, for a period of three years ending in June 2009, Mr. Oros remains an employee to provide advice and guidance to our new chief executive officer and to assist him with the management and business transition processes. Mr. Oros receives an annual salary of $200,000 and health care coverage as an employee during this period. In 2007, the Company paid $13,665 for the employer’s portion of the premiums for Mr. Oros’ employee health care coverage.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock as of April 21, 2008, as to:

•	each of our directors and executive officers individually; and

•	all our directors and executive officers as a group.

To our knowledge, no person or entity, other than Mr. D’Loren, is the beneficial owner of more than 5% of our common stock.

For the purposes of calculating percentage ownership, as of April 21, 2008, 56,620,644 shares were issued and outstanding. For any individual, who beneficially owns shares of restricted stock that will vest or shares represented by options that are or will become exercisable within 60 days of April 21, 2008, those shares are treated as if outstanding for that person, but not for any other person. In preparing the following table, we relied upon statements filed with the SEC by beneficial owners of more than 5% of the outstanding shares of our common stock pursuant to Section 13(d) or 13(g) of the Exchange Act, unless we knew or had reason to believe that the information contained in such statements was not complete or accurate, in which case we relied upon information which we considered to be accurate and complete. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o NexCen Brands, Inc., 1330 Avenue of the Americas, 34th Floor, New York, NY 10019.

	Beneficial Ownership of Shares
Name	Number	Percent
Directors and executive officers:
David S. Oros (1)	2,315,879	4.09%
Robert W. D’Loren (2)	7,330,175	12.95%
James Haran (3)	711,428	1.26%
Kenneth J. Hall	30,000	*
Charles A. Zona (4)	93,334	*
Joseph DiMuro	-
Sue J. Nam	-
James T. Brady (5)	102,500	*
Paul Caine	-	*
Jack B. Dunn IV	-	*
Edward J. Mathias (6)	150,700	*
Jack Rovner	25,000	*
Truman T. Semans (7)	55,000	*
George P. Stamas (8)	146,868	*
Marvin Traub (9)	114,166	*

All directors and named executive officers as a group (14 Persons)		19.56%

*	Less than 1%.

(1)
Includes (i) 1,261,000 shares owned directly by Mr. Oros, (ii) 794,279 shares owned by Mr. Oros and his wife,
(iii) exercisable warrants to purchase 155,000 shares of the Company’s common stock, (iv) exercisable options to purchase 55,600 shares of the Company’s common stock and (v) 50,000 shares of restricted stock that will become exercisable within 60 days of April 21, 2008.

(2)
Includes (i) 1,041,384 shares owned directly by Mr. D’Loren, (ii) 1,775,193 shares owned by D’Loren Realty LLC, which is solely owned and managed by Mr. D’Loren, (iii) 875,526 shares owned by D’Loren 2008 Retained Annuity Trust, (iv) immediately exercisable warrants to purchase 41,666 shares, (v) immediately exercisable options to purchase 745,658 shares, vi) warrant and option to purchase 937,325 shares that will become immediately exercisable within 60 days of April 21, 2008, and (vii) 1,913,423 shares over which Mr. D’Loren exercises voting control pursuant to the terms of two voting agreements entered into in connection with NexCen’s acquisition of The Athlete’s Foot in November 2006. The shares held by Mr. D’Loren exclude 537,308 shares held by the Robert D’Loren Family Trust Dated March 29, 2002 (the “Family Trust”), the beneficiaries of which are two minor children of Mr. D’Loren. The Family Trust is irrevocable, the trustee is not a member of Mr. D’Loren’s immediate family, and the trustee has independent authority to vote and dispose of the shares held by the Family Trust. As a result, Mr. D’Loren disclaims any beneficial ownership of the shares held by the Family Trust.

(3)	Includes (i) 517,499 shares owned directly by Mr. Haran and (ii) options to purchase 193,929 shares of common stock that will become exercisable within 60 days of April 21, 2008.
(4)	Includes (i) 10,000 shares owned directly by Mr. Zona and (ii) exercisable options to purchase 83,334 shares of common stock.
(5)	Includes (i) 2,500 shares owned directly by Mr. Brady and (ii) exercisable options to purchase 100,000 shares of common stock.
(6)
Includes (i) 14,000 shares owned directly by Mr. Mathias, (ii) exercisable options to purchase 100,000 shares of common stock, (iii) 29,000 shares of common stock held indirectly in a retirement account and (iv) 7,700 shares of common stock held as custodian for Ellen Mathias.

(7)	Includes (i) 30,000 shares owned by Mr. Semans and his wife and (ii) exercisable options to purchase 25,000 shares of common stock.
(8)	Includes (i) 11,268 shares owned directly by Mr. Stamas and (ii) exercisable options to purchase 135,600 shares of common stock.
(9)	Includes (i) 85,000 shares owned directly by Mr. Traub and (ii) options to purchase 29,166 shares of common stock, which will become exercisable within 60 days of April 21, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 5 of Part II of our Form 10-K for information regarding securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policies and Procedures for the Review and Approval of Related Party Transactions

The Company adopted the Policy and Procedures with respect to Related Persons Transactions for the review, approval or ratification of all related party transactions. The policy is administered by the Nominating and Corporate Governance Committee.

Pursuant to the Policy and Procedures, any proposed related person transaction must be submitted for consideration at the first regular or special meeting of the Nominating and Corporate Governance Committee that immediately precedes or follows the Company entering into a related party transaction. In determining whether or not to approve or ratify such transactions, the Committee considers all the relevant facts and circumstances related to the transaction including, but not limited to (1) the benefit to the Company; (2) if the transaction involves a director, a member of the director’s immediate family or an entity affiliated with a director, the impact on the director’s independence; (3) the related person’s relationship to the Company and interest in the transaction; (4) the availability of other sources for comparable products or services; (5) the terms of the transaction (including dollar value of the transaction); (6) the terms available to unrelated third parties; and (7) any other information regarding the transaction or the related person in the context of the transaction that is material to investors in light of the circumstances of the particular transaction. The Nominating and Corporate Governance Committee approves or ratifies only those transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders.

In the event that the Nominating and Corporate Governance Committee determines not to ratify a related party transaction, it may evaluate all options, including but not limited to, termination of the transaction on a prospective basis, rescission of such transaction, or modification of the transaction in a manner that would permit it to be ratified by the Committee.

The Company’s Policy and Procedures with respect to Related Persons Transactions can be found on our website.

Certain Transactions

The Company receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at that firm, George P. Stamas, is a member of the Company’s board of directors. For the years ended December 31, 2007, 2006 and 2005, expenses related to Kirkland & Ellis LLP were approximately $1.3 million, $1.7 million, and $640,000, respectively. For the years ended December 31, 2007, 2006 and 2005, the Company had outstanding payables due to Kirkland & Ellis LLP of approximately $121,000, $492,000 and $45,000, respectively.

In July, 2007, the Company entered into an agreement with Marvin Traub Associates, Inc. an entity owned by Mr. Traub, to help the Company identify, approach, and negotiate a deal with a premier U.S. based big box retail chain so that such retailer might joint venture with, or purchase a license from the Company to open MaggieMoo’s ice cream locations within their stores. Marvin Traub Associates, Inc. received a one time retainer fee of $25,000 upon the agreement’s execution. If the Company is successful in consuming a relationship with a third party, Marvin Traub Associates, Inc. will receive an additional $100,000 success fee.

Director Independence

See Item 10 of Part III of this Form 10-K/A for information regarding director independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered for NexCen by KPMG LLP, NexCen’s independent auditor, for the years ended December 31, 2007 and 2006 were:

	2007	2006
Audit Fees	$668,211	$225,000
Audit-Related Fees	287.699	97,562
Tax Fees	37,608	76,544
Total Fees	$993,528	$399,106

“Audit Fees” include time billed to NexCen for professional services rendered for the annual audit for NexCen’s consolidated financial statements, the quarterly reviews of the consolidated financial statements for fiscal years 2007 and 2006 and the audit with respect to management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007 and 2006 and the effectiveness of internal control over financial reporting as of December 31, 2007 and 2006.

The aggregate amount billed for all tax fees for the years ended December 31, 2007 and 2006 (see chart above under heading “Tax Fees”) principally covered tax planning, tax consulting and tax compliance services provided to NexCen.

“Audit Related Fees” for 2007 include professional services performed by KPMG, LLP related primarily to Form 8-K/A filings related to Bill Blass, MaggieMoo’s, Marble Slab, Pretzel Time and Pretzelmaker acquisitions and audits of the financial statements of certain of our franchise brands as required by the Federal Trade Commission in preparing Uniform Franchise Offering Circulars. For 2006, these fees include professional services performed by KPMG, LLP related to the UCC and The Athlete’s Foot acquisitions, and Form 8-K and Form S-3 filings with the SEC.

NexCen does not use its independent auditor as its internal auditor nor does it have an internal auditor.

No other professional services were rendered or fees were billed by KPMG for the most recent fiscal year or for the year ending December 31, 2007 and 2006.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS

The following exhibits are filed herewith:

Exhibit Index

31.1	Certification pursuant to 17 C.F.R § 240.15d−14 (a), as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002 for Robert W. D’Loren.
31.2	Certification pursuant to 17 C.F.R § 240.15d−14 (a), as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002 for Kenneth J. Hall.
_____________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2008.

NEXCEN BRANDS, INC.

By:	/s/ Robert W. D’Loren
ROBERT W. D’LOREN
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David S. Oros	Chairman of the Board	April 29, 2008
DAVID S. OROS

/s/ Robert W. D’Loren	Director, President, and	April 29, 2008
ROBERT W. D’LOREN	Chief Executive Officer

/s/ Kenneth J. Hall	Executive Vice President, Chief Financial Officer, Treasurer	April 29, 2008
KENNETH J. HALL	and Principal Financial and Accounting Officer

/s/ James T. Brady
JAMES T. BRADY	Director	April 29, 2008

/s/ Paul Caine
PAUL CAINE	Director	April 29, 2008

/s/ Jack B. Dunn, IV
JACK B. DUNN, IV	Director	April 29, 2008

/s/ Edward J. Mathias
EDWARD J. MATHIAS	Director	April 29, 2008

/s/ Jack Rovner
JACK ROVNER	Director	April 29, 2008

/s/ George P. Stamas
GEORGE P. STAMAS	Director	April 29, 2008

/s/ Marvin Traub
MARVIN TRAUB	Director	April 29, 2008