Form 10-K/A
period 2007-12-31
NexCen Brands, Inc.
filed 2009-08-11
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10–K/A

AMENDMENT NO. 2

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 000–27707

NEXCEN BRANDS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
DELAWARE	20-2783217
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
1330 Avenue of the Americas, New York, N.Y.	10019-5400
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code): (212) 277–1100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01	Pink OTC Markets, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10–K or any amendment of this Form 10–K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $28,157,525 ($0.56 per share) as of June 30, 2008.

As of June 30, 2009, 56,951,730 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

NEXCEN BRANDS, INC.
AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2007

INDEX

Explanatory Note

The terms “NexCen,” “we,” “us,” “our,” and the “Company” refer to NexCen Brands, Inc. and our subsidiaries, unless otherwise indicated by context. We also use the term NexCen Brands to refer to NexCen Brands, Inc. alone whenever a distinction between NexCen Brands, Inc. and our subsidiaries is required or aids in the understanding of this filing.

As previously disclosed in a Current Report on Form 8-K filed on May 19, 2008, in preparing our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, we determined that certain aspects of a January 2008 amendment to our bank credit facility (the “January 2008 Amendment”) were not adequately discussed in our prior public filings, including the Current Report on Form 8-K filed on January 29, 2008 or the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission on March 21, 2008 (the “Original 10-K”) and subsequently amended by Amendment No. 1 filed on April 29, 2008 (the “First Amendment”). We further concluded that the effect of the January 2008 Amendment on the Company’s financial condition and liquidity raised substantial doubt about our ability to continue as a going concern. The Audit Committee of our Board of Directors retained independent counsel to conduct an investigation into these matters on behalf of the Board of Directors. Simultaneously, management, with the supervision of the Board of Directors, commenced a comprehensive review of our financial condition and business strategy and began taking actions to restructure our business. The results of the Audit Committee’s investigation, as well as changes to our senior management team, were disclosed in a Current Report on Form 8-K filed on August 19, 2008. In Part I, Item 1 – Business, and in other applicable sections of this Amendment No. 2 to the Annual Report on Form 10-K/A (the “Second Amendment”), we have revised the disclosure that appeared in the Original 10-K and the First Amendment to take account of the changes that we have made to our business, our strategy, our senior management and our bank credit facility since the end of 2007.

Adjustments Related to the January 2008 Amendment

The January 2008 Amendment was entered into and went into effect in 2008 and therefore did not affect the amounts reported in the Consolidated Financial Statements as of December 31, 2007. Nonetheless, the Original 10-K contained discussions of the January 2008 Amendment in the Notes to the Consolidated Financial Statements related to “Long-Term Debt” and “Subsequent Events.” Moreover, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in the Original 10-K contained discussions regarding the Company’s financial condition and liquidity. In this Second Amendment, we have revised the disclosure that appeared in these portions of the Original 10-K to reflect our subsequent reconsideration of the terms of the January 2008 Amendment and their effect on the Company’s financial condition and liquidity as of the filing date of our Original 10-K, before the credit facility was restructured on August 15, 2008 and further amended in late 2008 and 2009. (The August 15, 2008 restructuring and the subsequent amendments are discussed in this Second Amendment in Part II, Item 7 – MD&A under the caption, “Financial Condition,” and in Note 9 – Long-Term Debt (As Restated) and Note 25 – Subsequent Events (As Restated) to the Consolidated Financial Statements.) We have concluded that there was substantial doubt about our ability to continue as a going concern as of December 31, 2007. Our Consolidated Financial Statements, however, assume that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern.

We also have restated Part II, Item 9A – Controls and Procedures (As Restated), to revise the assessment contained in the Original 10-K of the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2007 and to provide a discussion of our remediation efforts to date. Our management and the Audit Committee have concluded that the Company’s failure to adequately discuss the January 2008 Amendment in our relevant Current Report on Form 8-K and the Original 10-K was unintentional and that material weaknesses in our internal controls contributed to this error. Some of these material weaknesses were previously identified in our Original 10-K, and some have been identified subsequently. As a result, management has revised its assessment in Item 9A of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Other Adjustments

Management engaged in a comprehensive review of our Original 10-K and First Amendment in order to ensure their accuracy and completeness and to be able to provide the certifications provided herein. Accordingly, this Second Amendment also corrects accounting and financial reporting errors, some of which were previously identified but not considered to be material and others of which were identified in the restatement process.  The Company has concluded that the corrections are not material either individually or in the aggregate. The Company’s net loss per share is not impacted by the restatement.

The effect of all restatement adjustments on our Consolidated Statement of Operations for the year ended December 31, 2007 is as follows:

i

Increase in net loss	$(0.	2) million or 4.7%

A summary of adjustments to the Company’s Consolidated Statement of Operations for the year ended December 31, 2007 is as follows:

Increase in total revenues	$0.	3 million
Increase in selling, general and administrative expenses	$(0.	3) million
Increase in other operating expenses	$(0.	2) million
Decrease in operating income	$(0.	2) million
Increase in loss from continuing operations	$(0.	3) million
Increase in net loss	$(0.	2) million

The effect of all restatement adjustments on our Consolidated Balance Sheet as of December 31, 2007 is as follows:

Increase in total assets	$0.	4 million or 0.1%
Increase in total liabilities	$0.	3 million or 0.2%
Increase in total equity	$0.	1 million or 0.1%

The effect of all restatement adjustments on our Consolidated Statement of Cash Flows as of December 31, 2007 is as follows:

Decrease in net cash used in operating activities	$0.	7 million or 17.9%
Increase in net cash used in investing activities	$0.	1 million or 0.0%
Decrease in net cash provided by financing activities	$0.	5 million or 0.4%

(See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Second Amendment for further explanation of the restatement of NexCen’s Consolidated Financial Statements.)

The effect of all restatement adjustments on the Summary Compensation Table in Part III, Item 11 – Executive Compensation, is as follows:

Net decrease in “All Other Compensation” paid to Robert D’Loren	$45,056 or 56%

Our management and the Audit Committee have concluded that the errors in our Consolidated Financial Statements and in the Summary Compensation Table were unintentional. In conjunction with the Audit Committee, we have determined that the errors in our Consolidated Financial Statements and in the Summary Compensation Table were a result of material weaknesses in our internal control over financial reporting, some of which were identified in our Original 10-K.

This Second Amendment also reflects the restatement of related information contained in the MD&A in Part I, Item 7, as well as the following footnotes within Part II, Item 8 – Financial Statements and Supplementary Data:  Note 2 – Restatement; Notes 3(d) – Cash and Cash Equivalents (As Restated); Note 3(e) – Trade Receivables and Allowance for Doubtful Accounts (As Restated); Note 6 – Property and Equipment (As Restated); Note 7 – Goodwill, Trademarks and Intangible Assets (As Restated); Note 8 – Accounts Payable and Accrued Expenses (As Restated); Note 9 – Long-Term Debt (As Restated); Note 10 – Income Taxes (As Restated); Note 12 – Stock Based Compensation (As Restated); Note 14(a) and 14(d) – Commitments and Contingencies (As Restated); Note 15 – Discontinued Operations (As Restated); Note 16 – Quarterly Financial Information (As Restated) (Unaudited); Note 19 – Acquisition of Bill Blass (As Restated); Note 20 – Acquisitions of Marble Slab Creamery and MaggieMoo’s (As Restated); Note 21 – Acquisition of Waverly (As Restated); Note 22 – Acquisition of Pretzel Time and Pretzelmaker (As Restated); Note 23 – Pro Forma Information Related To The Acquisitions (As Restated) (Unaudited); Note 24 – Segment Reporting (As Restated) and Note 25 – Subsequent Events (As Restated).

Except as specifically set forth in this Second Amendment, the Original 10-K and the First Amendment have not been amended or updated to reflect events occurring after December 31, 2007. Additionally, as required by Rule 12b-15 under the Securities Act of 1934, as amended (“Exchange Act”), this Second Amendment also includes the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ii

The Company will file its delayed Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009 as soon as practicable.  All future filings will include restated 2007 information affected by these restatements.  No other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q are affected by these restatements.

FORWARD-LOOKING STATEMENTS

In this Second Amendment, we make statements that are considered forward-looking statements within the meaning of the Exchange Act.  The words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect”, and similar expressions often indicate that a statement is a “forward-looking statement.”  Statements about non-historic results also are considered to be forward-looking statements.  None of these forward-looking statements are guarantees of future performance or events, and they are subject to numerous risks, uncertainties and other factors.  Given the risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.  Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements.  Factors that could cause or contribute to such differences include those discussed in Item 1A of this Second Amendment under the heading “Risk Factors,” as well as elsewhere in this Second Amendment.  Forward-looking statements reflect our reasonable beliefs and expectations as of the time we make them, and we have no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

iii

PART I

ITEM 1. BUSINESS

General Development of Business

NexCen is a strategic brand management company that currently owns and manages a portfolio of seven franchised brands. Five of our brands (Great American Cookies, Marble Slab Creamery, MaggieMoo’s, Pretzel Time and Pretzelmaker) are in the quick service restaurant (“QSR”) industry. The other two brands (The Athlete’s Foot and Shoebox New York) are in the retail footwear and accessories industry. All seven franchised brands are managed by NexCen Franchise Management, Inc. (“NFM”), a wholly owned subsidiary of NexCen Brands.

In 2008, we narrowed our business model to focus only on our franchised brands. Previously, we had owned and licensed the Bill Blass consumer products brand in the apparel industry and the Waverly consumer products brand in the home goods industry. We sold the Waverly brand on October 3, 2008 and the Bill Blass brand on December 24, 2008.

We commenced our brand management business in June 2006 when we acquired UCC Capital Corporation (“UCC Capital”), an investment banking firm that provided financial advisory services, particularly to companies involved in monetizing intellectual property assets. The founder and president of UCC Capital, Robert D’Loren, became our chief executive officer upon completion of the acquisition in June 2006, and other members of his team also joined our Company.  In acquiring UCC Capital, our strategy was to begin building a brand management business by acquiring and operating businesses that own valuable brand assets and other intellectual property and that earn revenues primarily from the franchising or licensing of their intellectual property. UCC Capital had worked with companies whose value was represented primarily by their intellectual property. As described below, our franchise businesses (and the Waverly and Bill Blass businesses that we sold in 2008) earn revenues primarily through the licensing of their valuable brands and related intellectual property.

In building our portfolio of brands and their related franchising and licensing businesses, NexCen consummated nine acquisitions in fourteen months from November 2006 through January 2008.

•	In November 2006, we acquired our first retail franchised brand The Athlete’s Foot by purchasing Athlete’s Foot Brands, LLC, along with an affiliated company and certain related assets.
•	In February 2007, we acquired the Bill Blass consumer products brand by purchasing Bill Blass Holding Co., Inc. and two affiliated licensing businesses.
•
Also in February 2007, we acquired two QSR franchised brands, MaggieMoo’s and Marble Slab Creamery, by purchasing MaggieMoo’s International, LLC and the assets of Marble Slab Creamery, Inc., respectively.

•
In May 2007, we acquired another consumer products brand, Waverly, by acquiring all of the intellectual property and license contracts related to that brand and the related Gramercy and Village brands.

•
In August 2007, we acquired two additional QSR franchised brands, Pretzel Time and Pretzelmaker, by purchasing substantially all of the assets of Pretzel Time Franchising, LLC and Pretzelmaker Franchising, LLC, respectively.

•
In January 2008, we acquired the trademarks and other intellectual property of The Shoe Box, Inc. in a joint venture with third parties in order to franchise the Shoebox’s high-fashion footwear concept domestically and internationally under the Shoebox New York brand.

•
In January 2008, we acquired Great American Cookies, another QSR franchised brand, by purchasing substantially all of the assets of Great American Cookie Company Franchising, LLC. Along with the franchising business of Great American Cookies, we also acquired substantially all of the assets of Great American Manufacturing, LLC, including a manufacturing facility that produces cookie dough for, and supplies other products to, franchisees of the Great American Cookies brand.

Financial Information about Operating Segments

We restructured our Company during 2008 to operate in only one business segment, Franchising. Prior to this restructuring, based on our holdings and our plans to acquire additional brands, we previously provided financial information for fiscal year 2007 in four segments: QSR Franchising, Retail Franchising, Consumer Branded Products and Corporate. Consistent with our prior reports for 2007, financial information for these four business segments is provided in the MD&A in Part II, Item 7, and in the related Consolidated Financial Statements and footnotes in Part II, Item 8.

Narrative Description of Business

General

Through our seven franchised brands, the Company franchises a system of retail stores and licenses branded products that are distributed primarily through franchised retail stores. Additionally, the Company manufactures and supplies cookie dough and other products to our Great American Cookies franchisees. Our franchise network, across all of our brands, consists of approximately 1,800 retail stores in approximately 40 countries. A listing of the states in which our franchisees operated as of December 31, 2008 is set forth below.

Total Domestic Franchised Stores:  1334

Location	Franchised Stores	Location	Franchised Stores
Alabama	39	Missouri	24
Alaska	1	Montana	4
Arizona	14	Nebraska	5
Arkansas	12	Nevada	12
California	60	New Hampshire	3
Colorado	24	New Jersey	23
Connecticut	19	New Mexico	1
Delaware	4	New York	62
District of Columbia	4	North Carolina	65
Florida	101	North Dakota	4
Georgia	81	Ohio	31
Hawaii	8	Oklahoma	22
Idaho	3	Oregon	4
Illinois	44	Pennsylvania	23
Indiana	20	Rhode Island	0
Iowa	25	South Carolina	46
Kansas	11	South Dakota	4
Kentucky	14	Tennessee	61
Louisiana	47	Texas	235
Maine	1	Utah	16
Maryland	29	Vermont	0
Massachusetts	10	Virginia	41
Michigan	25	Washington	11
Minnesota	8	West Virginia	8
Mississippi	11	Wisconsin	9
		Wyoming	5

A listing of the jurisdictions outside the United States in which our franchisees operated as of December 31, 2008 is set forth below.

Total International Franchised Stores:  492

Location	Franchised Stores	Location	Franchised Stores
Antigua	1	Palau	1
Aruba	1	Panama	1
Australia	126	Peru	3
Bahamas	2	Philippines	9
Bahrain	5	Poland	39
Canada	95	Portugal	11
China	3	Puerto Rico	3
Curacao	1	Qatar	1
Denmark	1	Russia	3
Ecuador	5	Saipan	2
Guam	3	Saudi Arabia	11
Guatemala	1	South Korea	38
India	1	Spain	3
Indonesia	30	St. Kitts/Nevis	1
Kuwait	12	Sweden	1
Lebanon	1	Trinidad & Tobago	2
Mexico	39	United Arab Emirates	18
New Zealand	10	Venezuela	5
Oman	1	Vietnam	1
Pakistan	1

In 2008, international franchise revenues represented approximately 7.1% of our total franchise revenues, of which approximately 4.0% of total franchise revenues or 56.3% of international franchise revenues were generated from stores located in Australia, Canada, Kuwait and the United Arab Emirates. For additional information about our geographic sources of revenue, see Note 24 – Segment Reporting (As Restated) to our Consolidated Financial Statements.

The Franchised Brands

The following is a brief description of each of our franchised brands.

Great American Cookies®

Great American Cookies was founded in Atlanta, Georgia in 1977 on the strength of an old family chocolate chip cookie recipe. For over 30 years, Great American Cookies has maintained the heritage and integrity of its products by producing original cookie dough exclusively from its plant in Atlanta. Great American Cookies is also known for its signature Cookie Cakes, signature flavors and menu of gourmet products baked fresh in store. Great American Cookies has approximately 300 franchised stores in the United States, Canada, Guam, and Bahrain.

MaggieMoo’s®

Each MaggieMoo’s Ice Cream & Treatery features a menu of freshly made super-premium ice creams, mix-ins, smoothies, sorbets and custom ice cream cakes. MaggieMoo’s is known as the innovator of the ice cream cupcake and consistently has been awarded blue ribbons by the National Ice Cream Retailers Association for the quality of its ice creams. MaggieMoo’s is the franchisor of approximately 170 stores located across the United States and in Puerto Rico.

Marble Slab Creamery®

Marble Slab Creamery is a purveyor of super-premium hand-mixed ice cream. It was founded in 1983 and was the innovator of the frozen slab technique. All Marble Slab Creamery ice cream is made in small batches in franchise locations using some of the finest ingredients from around the world and fresh dairy from local farms. Marble Slab Creamery has an international presence with approximately 370 locations in the United States, Canada, United Kingdom, Bahrain, Kuwait, Lebanon, and the United Arab Emirates.

Pretzelmaker® and Pretzel Time®

Pretzelmaker and Pretzel Time are franchised concepts that specialize in offering hand-rolled soft pretzels, innovative soft pretzel products, dipping sauces and beverages.  The brands were founded independently of each other in 1991, united under common ownership in 1998, and beginning in 2009 will be consolidated to become the new Pretzelmaker. Collectively, Pretzelmaker and Pretzel Time are the second largest soft pretzel franchise in the U.S. by store count with approximately 360 franchised stores located domestically and in Canada, Guam, Panama and Guatemala.

The Athlete’s Foot® (TAF)

The Athlete's Foot (TAF) is the world's first franchisor of athletic footwear stores and is recognized today as a leader in athletic footwear franchising. Robert and David Lando opened the first The Athlete's Foot store in 1971 in Pittsburgh, Pennsylvania. It was the first athletic footwear specialty store of its kind in the United States. Soon thereafter, The Athlete's Foot began franchising domestically with the first store opening in Oshkosh, Wisconsin. The first international franchised store opened in 1978 in Adelaide, Australia. TAF now has approximately 560 franchised stores in approximately 35 countries.

Shoebox New York®

The Shoebox New York concept had its genesis from The Shoe Box, one of New York's premier women's multi-brand retailers for high-fashion footwear, handbags and accessories. Established in 1954 and known for its vast product assortment and trend-setting styles from top European and American designers, The Shoe Box garnered a dedicated following of sophisticated women. We continue this tradition by offering high-quality, high-fashion shoes and accessories under the Shoebox New York franchised brand in 9 stores in the United States and 6 stores internationally in Vietnam, South Korea and Kuwait.

Franchising Operations

NexCen currently generates revenue from franchising and other commercial arrangements related to our seven brands. In connection with Great American Cookies, we also operate a cookie dough manufacturing facility that manufactures and supplies cookie dough to our franchisees and supplies ancillary products sold through our Great American Cookies franchised stores. The proprietary dough that is manufactured at the facility is considered a key factor in the product differentiation of Great American Cookies. Other than the Great American Cookies franchise system, we rely on franchisees and other business partners or suppliers to produce, warehouse and distribute branded products and incur the associated capital costs.

Generally, our franchise arrangements consist of the following types of agreements under which franchisees are required to pay an initial franchise or development fee and an on-going royalty on net sales. The royalty varies from 1% to 7%, depending on the market and the brand. In addition, most domestic franchisees must contribute to an advertising and marketing fund in amounts that range from 0.6-2.0% of net sales.

Domestic Development Agreements. Our domestic franchise development agreements provide for the development of specified number of stores for a specified brand within a defined geographic territory. Generally, these agreements call for the development of the stores over a specified period of time, with targeted opening dates for each store. Our developers typically pay an initial development fee of up to $39,900 per store, depending on the franchise brand, size of territory and number of total stores to be developed. These development fees typically are paid in part when the agreement is executed and in part when each subsequent lease for a store is executed or on a date specified on the development schedule, whichever is sooner. The initial fee typically is non-refundable. Depending on the market and the brand, limited sub-franchising rights also may be granted.

International Development Agreements. Our international franchise development agreements are similar to our domestic franchise development agreements, although the development time frames can be longer and the development fees generally are higher. Depending on the market and the brand, limited sub-franchising rights also may be granted.

Domestic Franchise Agreements. Our domestic franchise agreements convey the right to operate a specific store for a specified brand in a particular geographic territory. Franchisees may enter into a domestic franchise agreement either singly or pursuant to a domestic development agreement. If for a single store, our franchisees typically pay an initial franchise fee of up to $39,900, depending on the franchise brand, which typically is non-refundable and paid when the agreement is executed. If pursuant to a domestic development agreement, our franchisees typically pay a fee when a lease for a store is executed or on a date specified on the development schedule, whichever is sooner. The fee typically is non-refundable.

International Franchise Agreements. The terms of our international franchise agreements are substantially similar to those included in our domestic franchise agreements, except that these agreements may be modified to reflect the multi-national nature of the transaction and to comply with the requirements of applicable local laws. Our current international franchise agreements generally are pursuant to an international development agreement and provide for payment of a nominal fee per store opened. In addition, the effective royalty rates may be lower than those included in domestic franchise agreements due to the more limited support services that we may provide to our international franchisees.

Cobranding Agreements. We offer a co-branding program with respect to our QSR brands whereby franchisees are permitted to offer food products under two or more of our QSR brands. The amount of initial franchise fees under a co-branding agreement depends on the configuration of the co-branding arrangement (e.g., adjacent stores offering different brands sharing a common storefront or a display case offering a brand within a store primarily offering a different brand).

All of our franchise agreements require that our franchisees operate stores in accordance with our defined operating procedures, adhere to the menu or product mix established by us, and meet applicable quality and service standards. We may terminate the franchise rights of any franchisee that does not comply with these standards and requirements.

In order to provide on-going support to our franchise systems and our franchisees, in 2007, we built a centralized training, research, development and operations center in Norcross, Georgia, which we call NexCen University. We believe NexCen University provides our Company with the infrastructure to operate and grow our current franchise systems and integrate additional franchise systems, all in a cost efficient manner. The following graphic provides a summary of the services that NexCen University provides across all of our franchise systems:

NexCen University allows us to achieve cost savings and operational efficiencies by consolidating back office functionalities such as IT, HR, Legal and Accounting, as well as front end drivers such as research and development, marketing and sales.  We believe that NexCen University also provides franchisees with the tools, training and support needed to optimize their performance in the marketplace.

Diversification and Growth

With our portfolio of franchised brands, we operate a business that is diversified in several ways:

•	across multiple categories, ranging from footwear to baked goods to ice cream;
•	across channels of distribution, ranging from mall-based stores to strip shopping centers to stand-alone stores;
•	across consumer demand categories, ranging from premium to mass-market;
•	across franchisees/licensees ranging from individuals to multi-unit developers to a large publicly traded company;
•	across geographies (both within the United States and internationally); and
•	across multiple demographic groups.

We believe that multi-category diversification may help reduce potential volatility in financial results.

We believe that our business also offers a multi-tiered growth opportunity. Our businesses can grow both domestically and internationally through organic growth and synergistically through cross-selling and co-branding across our multiple franchise systems.

Our Business Strategy

NexCen faced a number of challenges in 2008, both internal and external. In May 2008, we disclosed issues related to our debt structure that placed the future of the Company in doubt. Simultaneously, the domestic and international economy and financial markets underwent significant slowdown and volatility due to uncertainties related to, among other factors, energy prices, availability of credit, difficulties in the banking and financial services sectors, softness in the housing market, severely diminished market liquidity, geopolitical conflicts, falling consumer confidence and rising unemployment rates. Since May 2008, we have developed a strategic plan to improve our business, in light of both the specific and general economic/financial factors affecting our Company. Although our plan takes into account the current and anticipated economic conditions, a longer or more severe downturn in the economy than we have anticipated in our plan may adversely impact our ability to successfully execute our strategy and may adversely impact our business, financial condition and results of operations.  See Item 1A – Risk Factors, under the captions “Risks Related to Our Financial Condition” and “Risks of Our Business,” and Item 7 – MD&A under the caption “Financial Condition.”

The first phase of our two-phase strategic plan sought to address the immediate financial and operational challenges that we faced in the following four ways: (1) divest our non-core businesses; (2) enhance the Company’s cash flow, including by reducing operating expenses; (3) improve our corporate infrastructure and internal control environment; and (4) execute on initiatives to grow the franchised brands. We believe we have made substantial progress on all of these initiatives.

Sale of Consumer Products Brands: Starting in late May 2008, we began a review of our strategic alternatives. We then instituted an asset sale process in order to allow us to exit the licensing business associated with our consumer products brands, Bill Blass and Waverly. In the fourth quarter of 2008, we completed the sale of these businesses, despite a difficult mergers and acquisition environment and in advance of continuing deterioration of the market for home and apparel brands. The sale of Waverly and Bill Blass has enabled us to streamline the Company to focus solely on our seven franchised brands. Additionally, the divestitures allowed us to reduce our outstanding indebtedness by approximately $33.4 million. We discuss the sale of these businesses in more detail in Note 25 – Subsequent Events (As Restated) to our Consolidated Financial Statements.

Improved Cash Flow: As a result of the comprehensive restructuring of our credit facility on August 15, 2008 and subsequent amendments in late 2008 and 2009, as well as actions taken to restructure the Company and reduce its recurring operating expense structure, we improved our cash flow and, in general, the Company’s financial condition. We restructured our credit facility to defer to 2011 and thereafter much of our principal repayment obligations and certain of our interest obligations. We also have realized to date a meaningful reduction in interest expense in 2009 based on (i) the Company’s reduced debt level following the sale of Waverly and Bill Blass in late 2008 and further paid down debt in August 2009, (ii) the amendment to the bank credit facility, as detailed below, that reduced the fixed interest rate applicable to some of the Company’s debt, and (iii) the low variable rates currently applicable to certain portions of our debt. We also restructured our credit facility to provide us with monthly, rather than quarterly, cash distributions from operating revenues that are remitted to certain “lockbox accounts,” controlled by our lender. We use these distributions, which are net of required debt service payments, to pay our operating expenses and for other purposes permitted by the terms of our bank credit facility. Starting in May 2008, we also took immediate actions to reduce the Company’s recurring operating expenses, including a headcount reduction of non-essential staff. As a result of these changes, we have access to more cash more frequently to cover our reduced operating expenses and to pay principal payments on our debt over a longer period of time. We discuss our overall liquidity in Item 7 – MD&A under the caption, “Financial Condition” and provide further detail regarding our bank credit facility in Note 9 – Long-Term Debt (As Restated) to our Consolidated Financial Statements.

Strengthening of Corporate Infrastructure and Internal Control Environment: NexCen made substantial changes to our management team and management structure; centralized and clarified management responsibility; improved board communication and corporate governance; made changes to and increased the number of dedicated full-time accounting personnel; consolidated control and oversight of the Company’s legal issues and outside counsel; and enhanced internal control policies and procedures. We made these changes in our effort to improve the Company’s ability to ensure compliance with our legal, financial, and regulatory requirements and to satisfy our public reporting obligations on a timely basis. We discuss these matters further in Item 9A - Controls and Procedures (As Restated).

Initiatives to Grow the Franchised Brands: In 2008, our franchisees, with our assistance, opened 97 franchised QSR and 67 franchised retail footwear and accessories stores. Moreover, in line with our strategy to expand our franchised stores internationally, we signed agreements for our respective brands to enter new markets such as Bahrain, Canada, Guam, Kuwait, Lebanon, Mexico, Oman, South Korea, St. Lucia and Vietnam.  NexCen also continued a re-branding campaign for TAF; established an online Cookie Cake ordering program at Great American Cookies; introduced new packaging for pints and quarts at MaggieMoo’s; launched a new in-store presentation with a new menu board program at Marble Slab Creamery; gained the first significant national media coverage for Pretzelmaker and Pretzel Time; and opened our first international Shoebox New York franchised store.

In 2009, we have moved to the second phase of our strategic plan which is to drive revenue growth by (1) strengthening each of NexCen’s seven franchised brands; (2) completing the integration of the franchised brands into the NFM operating infrastructure; (3) enhancing profitability of NexCen franchisees; and (4) leveraging NexCen University, our franchising platform. As part of this plan and, in line with specific growth objectives for each of our franchised brands, the Company commenced implementation of the following strategic initiatives:

•	Integrate Pretzel Time and Pretzelmaker, thus creating the second largest pretzel brand in the United States by market share;

•	Improve inventory management for MaggieMoo’s franchisees to lower operating costs;

•	Execute a rebranding and remodeling program for Marble Slab Creamery stores to strengthen the Marble Slab Creamery brand;

•	Create a new branding plan to update the look and feel of the Great American Cookies brand;

•	Institute a new training platform for TAF franchisees; and

•	Further expand the Shoebox New York brand domestically and internationally.

With these initiatives, the Company seeks to support our franchisees to grow our franchised brands and ultimately to increase our revenues.

Changes to Our Business

As discussed above, we commenced our brand management business in June 2006, when we acquired UCC Capital and Mr. D’Loren became the Company’s chief executive officer. Under Mr. D’Loren’s leadership, we acquired nine brands and related licensing and franchising businesses from November 2006 through January 2008.

We financed these acquisitions with a combination of cash on hand, equity and borrowings. All of the borrowings, with the exception of the borrowings used to finance the acquisition of Great American Cookies, were pursuant to a series of note funding, security, management and related agreements, originally entered into on March 12, 2007 (the “Original BTMUCC Credit Facility”) by BTMU Capital Corporation (“BTMUCC”) and certain of its subsidiaries, on the one hand, and by NexCen Brands, NexCen Holding Corp. (the “Issuer”), formerly known as NexCen Acquisition Corp., a wholly-owned subsidiary of NexCen Brands, and certain of our subsidiaries, on the other hand.

In January 2008, in order to finance the acquisition of Great American Cookies, the Company and BTMUCC entered into an  amendment to the Original BTMUCC Credit Facility (the “January 2008 Amendment”). Under the January 2008 Amendment, the Company pledged the Great American Cookies assets (including the trademarks, franchise agreements, manufacturing facility and supply business assets) as collateral in a legal, securitized structure that was similar to the Original BTMUCC Credit Facility. The January 2008 Amendment allowed us to borrow an additional $70 million and increased the maximum aggregate amount of borrowings under the credit facility to $181 million. However, the January 2008 Amendment increased debt service payments to BTMUCC, required a $30 million reduction in outstanding principal amounts through prepayments out of excess cash flow or proceeds of a refinancing by October 17, 2008, and generally reduced the amount of cash flow available to the Company to cover operating expenses. See Note 9 – Long-Term Debt (As Restated) to the Consolidated Financial Statements for a more detailed discussion of the January 2008 Amendment.

In May 2008, following the appointment of a new chief financial officer and during the course of preparing our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, management conducted a review of the Company’s prior public filings, including the disclosures related to the January 2008 Amendment. We concluded that disclosures regarding the accelerated-redemption feature of the January 2008 Amendment, as well as other changes that reduced the amount of cash available to the Company for general use, were not contained in the Original 10-K or the Current Report on Form 8-K filed on January 29, 2008 in connection with the acquisition of Great American Cookies. We further concluded that the January 2008 Amendment’s effect on the Company’s financial condition and liquidity also raised substantial doubt about our ability to continue as a going concern.

After discussions with the Company’s independent registered public accounting firm, management raised these matters with the Audit Committee of the Board of Directors. On May 16, 2008, the Audit Committee retained Paul, Weiss, Rifkind, Wharton & Garrison LLP as independent counsel to conduct an investigation into the matters described above on the Board of Director’s behalf. To address the financial aspects of the credit facility and NexCen’s general financial condition, the Board of Directors formed a special Restructuring Committee, comprised of David Oros (chairman of the board), George Stamas (a senior partner of the law firm of Kirkland & Ellis, LLP) and James Brady (the Chairman of the Audit Committee and a former managing partner of the Baltimore, Maryland office of the accounting firm of Arthur Andersen LLP). The Restructuring Committee was charged with overseeing, on behalf of the Board of Directors, NexCen’s efforts to improve our financial condition and evaluate our restructuring alternatives. (On May 12, 2009, the Restructuring Committee was disbanded after the Board’s determination that this ad hoc committee was no longer needed in light of the progress made to date by the Company in its restructuring efforts and the reduced number of members on the Board.)

We disclosed these matters in a Current Report on Form 8-K filed on May 19, 2008. We also announced that our 2007 financial statements should no longer be relied upon and no reliance should be placed upon KPMG LLP's audit report dated March 20, 2008 or its report dated March 20, 2008 on the effectiveness of internal control over financial reporting as of December 31, 2007, as contained in the Company's Original 10-K. In addition, we announced that we would delay the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Class Action Litigation, Government Investigation and NASDAQ Delisting

Following our May 19, 2008 disclosure of the previously undisclosed terms of the January 2008 Amendment, the substantial doubt about our ability to continue as a going concern, our inability to timely file our periodic report and our expected restatement of our Original 10-K, four purported class action lawsuits, a shareholder derivative lawsuit and a direct lawsuit were filed against the Company and certain current and former officers and directors of the Company, asserting various claims under the federal securities laws and certain state statutory and common laws. These lawsuits are discussed below in Item 3 – Legal Proceedings.

We voluntarily notified the Enforcement Division of the Securities and Exchange Commission (“SEC”) of our May 19, 2008 disclosure. The Company has been cooperating with the SEC and voluntarily provided documents and testimony, as requested.  In March 2009, we were notified that the SEC had issued an order commencing a formal investigation on October 21, 2008.

As a result of noncompliance with the listing requirements of The Nasdaq Stock Market (“NASDAQ”) including delays in filing our periodic reports, our common stock was suspended from trading on NASDAQ effective at the opening of trading on January 13, 2009 and was delisted from NASDAQ on February 13, 2009. The Company’s common stock began trading under the symbol NEXC.PK on the Pink OTC Markets, formerly known as the Pink Sheets, starting on January 13, 2009.

Audit Committee Investigation

The Audit Committee directed independent counsel to review the events and circumstances surrounding the January 2008 Amendment to the Original BTMUCC Credit Facility and the public disclosures regarding that amendment.

Upon completion of the independent counsel’s comprehensive inquiry, which included numerous interviews and a review of relevant documents, the Audit Committee reached the following key conclusions:

•
Certain members of the Company’s senior management (i) failed to advise the Board of Directors of material changes in the terms of the financing of the Great American Cookies acquisition after the Board of Directors had approved terms previously presented to it and (ii) made serious errors with respect to public disclosures regarding the terms of the financing and their impact on the Company’s financial condition that were contained in the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2008 and in the Company’s Original 10-K, filed with the SEC on March 21, 2008.

•
Independent counsel did not find evidence that led it to conclude that there was an intentional effort to keep information concerning the terms of the financing from the Board, the Company’s independent auditing firm or the public.

The Company disclosed these conclusions in our Current Report on Form 8-K filed on August 19, 2008.

Changes to Company’s Business and Restructuring of the Credit Facility

Starting in May 2008, we engaged in a comprehensive review of our business strategy and began taking actions to focus on our franchised brands, restructure our corporate operations, reduce expenses and improve cash flow. We also suspended all activities related to further acquisitions, although, as discussed below, in late 2008, we completed a small acquisition of a Bill Blass licensee as part of our process to sell the Bill Blass business.

a.	Reduction in Non-Essential Staff and Reduction of Other Recurring Expenses

Starting in May 2008, we took immediate actions to reduce the Company’s recurring operating expenses, including a headcount reduction of non-essential staff. By May 31, 2008, we reduced the staff in our New York corporate office by 8 persons or 31% as compared to April 30, 2008. As of December 31, 2008, we further reduced the total number of our employees throughout the Company by an additional 21 persons, for a total reduction of 29 employees or 19% of total staff, and reduced other recurring expenses, thereby significantly decreasing our total monthly cash selling, general and administrative (SG&A) expenses as compared to April 30, 2008.

b.	Restructuring of the Credit Facility

On August 15, 2008, we completed a comprehensive restructuring of the Original BTMUCC Credit Facility and the January 2008 Amendment by entering into amended and restated note funding, security, management and related agreements with BTMUCC (the “Amended Credit Facility”). We subsequently completed five additional amendments with BTMUCC on September 11, 2008, December 24, 2008, January 27, 2009, July 15, 2009 and August 6, 2009, respectively (the amendments together with the Amended Credit Facility, the “Current Credit Facility”). The Current Credit Facility replaced all of the agreements comprising both the Original BTMUCC Credit Facility and the January 2008 Amendment. See Note 9 – Long-Term Debt (As Restated) to the Consolidated Financial Statements for additional details regarding the Current Credit Facility.

c.	Sale of Waverly

On September 29, 2008, the Company executed a definitive agreement with Iconix Brand Group, Inc. for the sale of our Waverly consumer products brand for $26.0 million. We closed the sale on October 3, 2008, and we used the proceeds from the sale, after payment of transaction expenses, to pay off all $21.3 million of the note associated with the Waverly business. We also used the remaining sales proceeds to pay down $2.6 million of principal of the $26.3 million note associated with the Bill Blass business. We acquired the Waverly business in May 2007 for approximately $34 million in cash.  See Note 21 to our Consolidated Financial Statements for additional details regarding the purchase of the Waverly business and Note 25 for additional details regarding the sale of the Waverly business.

d.	Sale of Bill Blass

In order to have greater control of the Bill Blass consumer products brand and conduct a more comprehensive sales process, the Company, through the wholly-owned subsidiary NexCen Fixed Asset Company, LLC, purchased Bill Blass Ltd., LLC on July 11, 2008. Bill Blass Ltd., LLC manufactured and distributed high-end, ready-to-wear women’s clothing pursuant to a royalty–free trademark license with our Bill Blass licensing business (“Bill Blass Couture”). We paid nominal consideration, excluding amounts owed by Bill Blass, Ltd., LLC to the Company, in this transaction.

On December 24, 2008, we completed the sale of our Bill Blass licensing business to Peacock International Holdings, LLC for $10.0 million pursuant to an asset purchase agreement executed on the same day. We used the proceeds of the sale, net of certain transaction costs, to pay down a portion of the remaining principal on the note associated with the Bill Blass licensing business. We acquired the Bill Blass business in February 2007 for approximately $55 million in cash and stock. Because neither Peacock International Holdings, LLC nor any other party was interested in purchasing Bill Blass Couture, Bill Blass, Ltd. LLC filed for liquidation under Chapter 7 of the United States Bankruptcy Code on December 31, 2008.  See Note 19 to our Consolidated Financial Statements for additional details regarding the purchase of the Bill Blass licensing business and Note 25 for additional details regarding the sale of the Bill Blass licensing business.

Changes in Management, Management Structure and Corporate Governance

The executive team that was in place in 2007 is no longer with the Company, except for Sue J. Nam, who joined the Company on September 24, 2007 and remains the Company’s general counsel and secretary. Kenneth J. Hall, who joined the Company on March 25, 2008 after the filing of the Original 10-K as our chief financial officer, was appointed our chief executive officer on August 15, 2008. Mark E. Stanko, who joined the Company on April 30, 2008 as the chief financial officer of NFM, was appointed the Company’s chief financial officer on November 12, 2008, while retaining his role as chief financial officer of NFM.

The Company also clarified lines of responsibility and altered our management structure. The chief financial officer now has responsibility for all aspects of financial, planning, analysis and reporting, whereas the Company previously had dual lines of responsibility for financial management. The corporate finance function now is more closely aligned with the corporate accounting function, so that those departments collaborate, under the direction of the chief financial officer, in the development and maintenance of financial models, cash flow projections, operating budgets and various analyses of financial performance. We also completed our transition to centralized control and oversight by our general counsel of the Company’s material legal issues and the outside counsels working on those issues. Prior to September 2007, the Company did not have a general counsel, and oversight of legal issues and outside counsel relationships was dispersed among various members of senior management and was not consolidated under the general counsel until mid-2008.

In addition, we undertook efforts to improve our corporate governance and communications with our Board of Directors. We now have centralized responsibility for Board communication. The chief executive officer, in collaboration with the general counsel and the chief financial officer, is responsible for keeping the Board and the appropriate committees of the Board apprised of significant financial, legal, and operational developments and for obtaining the requisite approvals. We believe that this centralized responsibility for Board communication will ensure that the Board and the committees of the Board are informed of material information in a comprehensive and timely manner. We believe that the focusing of responsibility for Board communication materially strengthens our corporate governance and improves communications between management and our directors.

Improvements to Disclosure Controls and Procedures and Internal Control over Financial Reporting

Finally, as discussed in greater detail in Item 9A – Controls and Procedures (As Restated), the Company completed a review and assessment of our disclosure controls and procedures and our internal control over financial reporting. We made changes to internal controls, policies and procedures, and continue to make changes, with the goals of (i) facilitating the Company’s early identification, resolution and conclusions on accounting treatment of complex or non-routine transactions and (ii) improving the Company’s ability to produce and report timely and accurate financial information for internal purposes, for third parties and for our public filings.

Impact of the 2008 Events

The Company has spent considerable time, effort and expense in dealing with the events of 2008 and in making changes to its business to overcome the internal and external challenges facing the Company. Although our operations and financial condition have been materially and adversely affected, we believe that as a result of our actions the Company’s core business remains intact and the Company is better positioned for future stability and growth.

Competition

Our brands are all subject to extensive competition by numerous domestic and foreign brands, not only for end consumers but also for management, hourly personnel, suitable real estate sites and qualified franchisees. Each is subject to competitive risks and pressures within its specific market and distribution channels, including price, quality and selection of merchandise, reputation, store location, advertising and customer service. The retail footwear and retail food industries, in which the Company competes, are often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing footwear and food retailers and products; and disposable purchasing power. Our success is dependent on the image of our brands to consumers and prospective franchisees and on our franchisees' ability to sell products under our brands. Competing brands may have the backing of companies with greater financial and operating stability and greater distribution, marketing, capital and other resources than we or our franchisees have.

Trademarks

The Company owns numerous registered trademarks and service marks. The Company believes that many of these marks, including The Athlete’s Foot®, Great American Cookies®, MaggieMoo’s®, Marble Slab Creamery®, Pretzel Time®, Pretzelmaker®, and Shoebox New York® are vital to our business. Our policy is to pursue registration of our important marks whenever feasible and to oppose vigorously any infringements of our marks. The use of these marks by franchisees and licensees has been authorized in franchise and license agreements. Under current law and with proper use, the Company’s rights in our marks generally can last indefinitely.

Seasonality

The business associated with certain of our brands is seasonal. However, the seasonality of our brands is complementary, so that the Company’s operations do not experience material seasonality on an aggregate basis. For example, average sales of our mall-based QSR’s (Great American Cookies, Pretzel Time, and Pretzelmaker) are higher during the winter months, especially in December, whereas average sales of our ice cream brands (MaggieMoo’s and Marble Slab Creamery) are lower during the winter months.

Research and Development (“R&D”)

Since January 2008, the Company has operated a R&D facility for our Great American Cookies brand in our cookie dough manufacturing facility in Atlanta, Georgia. In May 2009, independent suppliers provided equipment and other resources for the opening of a new R&D facility in the same location where we can develop new flavors, new offerings and new formulations of our food products across all of our QSR brands. From time to time, independent suppliers also conduct or fund research and development activities for the benefit of our QSR brands. In addition, we conduct consumer research to determine our end-consumer’s preferences, trends and opinions.

Supply and Distribution

The Company negotiates supply and distribution agreements with a select number of food, beverage, footwear and accessories, paper, packaging, distribution and equipment vendors for the purpose of providing the lowest prices for our franchisees while ensuring compliance with certain quality standards. We have begun aggregating the purchasing power of our franchisees across our multiple brands to leverage scale to drive savings and effectiveness in the supply and distribution function.

Government Regulation

Many states and the Federal Trade Commission, as well as certain foreign countries, require franchisors to transmit disclosure statements to potential franchisees before granting a franchise. Additionally, some states and certain foreign countries require us to register our franchise offering documents before we may offer a franchise. Due to the scope of our business and the complexity of franchise regulations, we may encounter compliance issues from time to time. Significant delays in registering our franchise offering documents may prevent us from selling franchises in certain jurisdictions, which may have a material adverse effect on our business.

Local, state and federal governments have adopted laws and regulations that affect us and our franchisees including, but not limited to, those relating to advertising, franchising, health, safety, environment, zoning and employment. The Company strives to comply with all applicable existing statutory and administrative rules and cannot predict the effect on our operations from the issuance of additional requirements in the future.

Employees

As of December 31, 2007, we employed a total of 107 employees. The number of our employees fluctuated over the course of 2008 due to acquisition and disposition of businesses, workforce reduction, hiring of personnel in the accounting department and natural attrition. As of December 31, 2008, we employed a total of 123 persons. We believe that our relations with our employees are good. None of our employees as of December 31, 2007 and December 31, 2008 are covered by a collective bargaining agreement.

Historical Operations

Until late 2004, the Company owned, acquired and operated a number of mobile and wireless communications businesses. These businesses never became profitable, and during 2004 we sold these businesses and started a mortgage-backed securities, or MBS, business. During 2004 and 2005, we assembled a leveraged portfolio of MBS investments. However, market conditions for the MBS business changed significantly during 2005 and into 2006, and the profitability of our leveraged MBS portfolio declined. In light of these changing market conditions, in late 2005 and into 2006, we began to explore additional and alternative business strategies that we thought could help us become profitable more quickly and create shareholder value. These efforts resulted in our decision to acquire UCC Capital in June 2006. On October 31, 2006, at the 2006 annual meeting of stockholders, our stockholders approved the sale of our MBS portfolio for the purpose of discontinuing our MBS business and allocating all cash proceeds from such sale to the growth and development of our brand management business. Our stockholders also approved a change of our Company name from Aether Holdings, Inc. to NexCen Brands. We sold our MBS investments in November 2006, and since that time, we have focused entirely on our brand management business.

Tax Loss Carry-Forwards and Limits on Ownership of Our Common Stock

As a result of the substantial losses incurred by our predecessor businesses through 2004, as of December 31, 2007, we had federal net operating loss carry-forwards of approximately $782 million that expire on various dates between 2011 and 2026. In addition, we had capital loss carry-forwards of approximately $188 million that expire between 2008 and 2011.  If we have an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”), our net operating loss carry-forwards and capital loss carry-forwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses.

To help guard against a change of ownership occurring under Section 382, shares of our common stock are subject to transfer restrictions contained in our certificate of incorporation. In general, the transfer restrictions prohibit any person from acquiring 5% or more of our stock without our consent. Persons who owned 5% or more of our stock prior to May 4, 2005 are permitted to sell the shares owned as of May 4, 2005 without regard to the transfer restrictions. Shares acquired by such persons after May 4, 2005 are subject to the transfer restrictions. Our Board of Directors has the right to waive the application of these restrictions to any transfer.

To date, we do not believe that we have experienced an ownership change (as defined under Section 382) that would result in any limitation on our future ability to use these net operating loss and capital loss carry-forwards. However, we also have not generated sufficient taxable income or capital gains to enable us to realize value, in the form of tax savings, from our accumulated tax loss carry-forwards, and there are significant uncertainties as to our ability to realize any tax savings in the future.  In addition, we expect to remain subject to certain state, local, and foreign tax obligations, as well as to a portion of the federal alternative minimum tax for which the use of our tax loss carry-forwards may be limited. We discuss income taxes in Note 10 – Income Taxes (As Restated) to our Consolidated Financial Statements. For a discussion on the risks associated with our tax loss carry-forwards and the limits on ownership of our common stock, please refer to Item 1A – Risk Factors, under the caption “Risks of Our Business.”

General Corporate Matters

Our executive offices are located at 1330 Avenue of the Americas, 34th Floor, New York, NY 10019. Our telephone number is (212) 277-1100 and our fax number is (212) 277-1160.

Availability of Information

We maintain a website at www.nexcenbrands.com, which provides a wide variety of information on each of our brands. You may read and copy any materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. For further information concerning the SEC’s Public Reference Room, you may call the SEC at 1-800-SEC-0330. Some of this information also may be accessed on the SEC’s website at www.sec.gov. We also make available free of charge, on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also maintain the following sites for each of the Company's brands and operations: www.theathletesfoot.com, www.greatamericancookies.com, www.maggiemoos.com, www.marbleslab.com, www.pretzeltime.com, www.pretzelmaker.com, and www.shoeboxny.com. We are providing the address of our internet websites solely for the information of investors. We do not intend the internet addresses to be active links, and the contents of these websites are not incorporated into, and do not constitute a part of, this Second Amendment.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks along with the other information contained in this Second Amendment.  All of the following risks could materially and adversely affect our business, financial condition or results of operations.  In addition to the risks discussed below and elsewhere in this Second Amendment, other risks and uncertainties not currently known to us or that we currently consider immaterial could, in the future, materially and adversely affect our business, financial condition and financial results.

Risks Related to Our Financial Condition

Our substantial indebtedness may severely limit cash flow available for our operations, and we may not be able to service our debt or obtain additional financing, if necessary.

We are highly leveraged. As of December 31, 2008, we had approximately $142 million of debt outstanding with BTMUCC. See Note 9 – Long-Term Debt (As Restated) to our Consolidated Financial Statements for additional details. Under our Current Credit Facility, substantially all revenues earned by the Company are remitted to “lockbox accounts,” and the terms of our Current Credit Facility limit the amount of cash flow from operations that may be distributed to NexCen for operating expenses, capital expenditures and other general corporate purposes. The Current Credit Facility also prohibits us from securing any additional borrowings without the prior written consent of BTMUCC. Thus, our indebtedness could, among other things:

•	increase our vulnerability to general adverse economic and industry conditions;
•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	place us at a competitive disadvantage if any of our competitors have less debt; and
•	limit our ability to borrow additional funds.

We are subject to numerous prevailing economic conditions and to financial, business, and other factors beyond our control. As a result, we cannot provide any assurances that we will be able to generate sufficient cash flow to service our interest and principal payment obligations under our outstanding debt, or that cash flow, future borrowings or equity financing will be available for the payment or refinancing of our debt. To the extent we are not successful in repaying or renegotiating renewals of our borrowings or in arranging new financing, our business, results of operations and financial condition will be materially and adversely affected.

Doubt about our ability to continue as a going concern could adversely impact our business, financial condition and results of operations.

Our future success depends in large part on the support of our current and future investors, lenders, franchisees, business partners and employees. Uncertainties with respect to our corporate viability and financial condition may discourage investors from purchasing our stock, lenders from providing additional capital, current and future franchisees from renewing existing agreements or executing new agreements with us, vendors and service providers from dealing with us without prepayment or other credit assurances, and/or current and future employees from committing to us, any or all of which could adversely affect our business, financial condition and results of operations.

Any failure to meet our debt obligations would adversely affect our business and financial condition.

Our Current Credit Facility contains numerous affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, fundamental changes, asset sales, acquisitions, capital and other expenditures, common stock repurchases, dividends and other payments affecting subsidiaries and sale and leaseback transactions. The Company’s failure to comply with the financial and other restrictive covenants relating to our indebtedness could result in a default under the indebtedness, which could then trigger among other things the lender’s right to accelerate principal payment obligations, foreclose on virtually all of the assets of the Company and take control of all of the Company’s cash flow from operations. These restrictions also may limit our ability to operate our businesses and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise.

We are vulnerable to interest rate risk with respect to a substantial portion of our debt.

As of December 31, 2008, approximately 61% of our current aggregate debt fluctuates with the 30-day London Interbank Offering Rate ("LIBOR").  Any increase in LIBOR will increase our interest expense and could negatively impact our business, liquidity and financial condition.  See Item 7A – Quantitative and Qualitative Disclosure about Market Risk, under the caption “Interest Rate Risk.”

We may need additional funds in the future to continue and/or improve our operations, but we face uncertainties with respect to access to working capital that could materially adversely impact our business, financial condition and results of operations.

We anticipate that cash generated from operations will provide us with sufficient liquidity to meet the expenses related to ordinary course operations, including our debt service obligations, for at least the next twelve months. Nonetheless, market and economic conditions may worsen and negatively impact our franchisees and our ability to sell new franchises. Accordingly, there can be no assurance that our current cash on hand and cash from operations after debt service will continue to satisfy our working capital requirements in the future. We may require future working capital in order to operate, implement our revised business plan and/or further improve operations. We have no committed sources of working capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable. Our Current Credit Facility prohibits us from securing any additional borrowings without the prior written consent of our lender and limits the amount of cash flow from operations that may be used for operating expenses, capital expenditures, and other general corporate purposes. The failure to satisfy our working capital requirements will adversely affect our business, financial condition and results of operations.

We may seek additional funding through strategic alliances or private or public sales of our securities. There can be no assurance, however, that we can obtain additional funding on reasonable terms, or at all, and such funding, if available, may significantly dilute existing shareholders and trigger an ownership change that would limit our ability to utilize our tax loss carry-forwards assuming we have taxable income. If we cannot obtain adequate funds, we may need to significantly curtail our expenses, which may adversely affect our business, financial condition and results of operations.

Our ability to access capital markets may be constrained.

We failed to timely file with the SEC our Quarterly Reports on Form 10-Q for periods ended March 31, 2008, June 30, 2008,  September 30, 2008, our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and our Quarterly Report on Form 10-Q for the period ended March 31, 2009. Until we are timely in our filings for a period of 12 months, we will be precluded from registering any securities with the SEC on Form S-3, the most simplified registration form used by the SEC. In addition, we are limited under our Current Credit Facility from raising equity in both private and public markets unless certain conditions are met to protect our lender’s interest. As a result, our ability to access the capital markets may be constrained, which may adversely affect our liquidity.

Risks Related to Our Pending Litigation and Governmental Investigations

Any adverse outcome of the investigation being conducted by the SEC could adversely affect our business, financial condition, results of operations and cash flows.

In March 2009, the Company received notice that a formal investigation had been commenced by the SEC in October 2008. We cannot predict the outcome of the investigation. The legal costs of such investigation and any negative outcome from the investigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Several lawsuits have been filed against us involving our past public disclosures, and the outcome of these lawsuits may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Several purported class action lawsuits, a shareholder derivative lawsuit and a direct lawsuit have been filed against us, as well as certain of our former officers and current and former directors, relating to, among other things, allegations of violations of the securities laws. We cannot predict the outcome of these lawsuits. Substantial damages or other monetary remedies assessed against us could have a material adverse effect on our business, financial condition, results of operations and cash flows, and any requirement to issue additional stock could be dilutive. See Item 3 – Legal Proceedings, for a discussion of these lawsuits.

We may not have sufficient insurance to cover our liability in our pending litigation claims and future claims due to coverage limits, as a result of insurance carriers seeking to deny coverage of such claims, or because the insurance carrier is unable to provide coverage, which in any case could have a material adverse effect on our business and financial condition.

We maintain third party insurance coverage against various liability risks, including securities and shareholder derivative claims, as well as other claims that form the basis of litigation matters pending against us. While we believe these insurance arrangements are an effective way to ensure against liability risks, the potential liabilities associated with the litigation matters pending against us, or that could arise in the future, could exceed the coverage provided by such arrangements. Our insurance carriers also may seek to rescind or deny coverage with respect to pending or future actions. In addition, our primary insurance carrier for securities and shareholder derivative claims is American Insurance Group, Inc., which has faced significant financial difficulties. If we do not have sufficient coverage under our policies, or if the insurance companies are successful in rescinding or denying coverage to us, or if our insurance carrier is unable to provide coverage, our business, financial condition, results of operations and cash flows would be materially and adversely affected.

Our potential indemnification obligations and limitations on our director and officer liability insurance could have a material adverse effect on our business, results of operations and financial condition.

Certain of our present and former directors, officers and employees are the subject of lawsuits. Under Delaware law, our bylaws and other contractual arrangements, we may have an obligation to indemnify our current and former directors, officers and employees in relation to completed investigations or pending and/or future investigations and actions.  Indemnification payments that we make may be material and, in such event, would have a negative impact on our results of operations and financial condition to the extent insurance does not cover our costs. The insurance carriers that provide our directors’ and officers’ liability policies may seek to rescind or deny coverage with respect to pending and future investigations and actions, or we may not have sufficient coverage under such policies. If the insurance companies are successful in rescinding or denying coverage to us and/or some of our current and former directors, officers and employees, or we do not have sufficient coverage under our policies, our business, financial condition, results of operations and cash flows may be materially adversely affected.

The uncertainty of the outcome of the pending litigation and the SEC investigation may have a material adverse effect on our business.

The uncertainty and risks of the pending litigation and the SEC investigation may cause our stock price to be more volatile or lower than it otherwise would be and may affect our ability to retain and/or attract franchisees, business partners, investors and/or employees.

Risks of Our Business

Acquisitions involve numerous risks that we may not be able to address or overcome and that may negatively affect our business and financial results.

We have built our brand management business through acquisitions. Our acquisitions may not deliver the benefits we anticipated. Excessive expenses may result if we do not successfully integrate the acquired businesses, or if the costs and management resources we expend in connection with the integrations exceed our expectations. We expect that our previous acquisitions will have a continuing, significant impact on our business, financial condition and operating results. The value of some of the businesses that we acquired are less than the amount we paid, and our financial results may be adversely affected if we fail to realize anticipated benefits from our acquisitions, including various synergies and economies of scope and scale. Risks associated with our past acquisitions include, among others:

•	overpaying for acquired assets or businesses;

•	being unable to license, market or otherwise exploit the assets that we acquired on anticipated terms or at all;

•	negative effects on reported results of operations from acquisition-related expenses, amortization or impairment of acquired intangibles and impairment of goodwill;

•	diversion of management's attention from management of day-to-day operational issues;

•	failing to maintain focus on, or ceasing to execute, core strategies and business plans as our brand portfolio grew and became more diversified;

•	failing to achieve synergies across our diverse brand portfolio;

•	failing to acquire or hire additional successful managers, or being unable to retain critical acquired managers;

•
failing to integrate acquired businesses with our existing businesses due to unanticipated costs and difficulties, which may disrupt our existing businesses or delay or diminish our ability to realize financial and operational benefits from those acquisitions; and

•
underlying risks of the businesses that we acquired, which differ depending on the brand and its associated business and market, including those related to entering new lines of business or markets in which we have little or no prior experience.

Our business strategy to focus on our franchised brands may not be successful.

The Company’s efforts to focus on the franchise business as our core business may not be successful and may not improve the performance of the Company. We may not be successful in effectively executing our strategy or in generally operating or expanding our brands or integrating them into an efficient overall business strategy. We may not be able to retain existing or attract new investors, franchisees, business partners and employees.

We may fail to reach our sales and expense projections, which may negatively impact our business, results of operations and financial condition.

We establish sales and expense projections each fiscal year based on a strategy of new market development, further penetration of existing markets and tight control over operating expenses against a backdrop of current and anticipated economic conditions. In addition to driving our financial results, these sales and expense projections are provided to our lender, and our progress in meeting projections on a monthly and quarterly basis affect our ability to meet debt and covenant obligations and negotiate any waivers and/or amendments we may need under our Current Credit Facility. Our ability to meet our sales and expense projections is dependent on our ability to locate and attract new franchisees and area developers; maintain and enhance our brands; maintain satisfactory relations with our franchisees; monitor and audit the reports and payments received from franchisees; maintain or increase same store sales in existing markets; achieve new store openings and control expenses – all of which are dependent on factors both within and outside our control. Our failure to reach our sales and expense goals, which may be exacerbated by current volatile economic conditions, may negatively impact our business, financial condition, results of operation and cash flow.

Our business depends on market acceptance of our brands in highly competitive industries.

Continued market acceptance of our franchised brands is critical to our future success and subject to great uncertainty. The retail footwear and retail food industries in which we compete are extremely competitive, both in the United States and overseas. Accordingly, we and our current and future franchisees, licensees and other business partners face and will face intense and substantial competition with respect to marketing and expanding products under our franchised brands. As a result, we may not be able to attract franchisees, licensees, and other business partners on favorable terms or at all. In addition, franchisees, licensees and other third parties with whom we deal may not be successful in selling products that make use of our brands. They (and we) also may not be able to expand the distribution of such products and services into new markets.

In general, competitive factors include quality, price, style, selection of merchandise, reputation, name recognition, store location, advertising and customer service. The retail footwear and retail food industries are often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing footwear and food retailers and products; and disposable purchasing power.  Competing brands may have the backing of companies with greater financial and operational stability and greater distribution, marketing, capital and other resources than we or our franchisees and other business partners have. This may increase the obstacles that we and they face in competing successfully. Among other things, we may have to spend more on advertising and marketing or may need to reduce the amounts that we charge franchisees, licensees and other business partners. This could have a negative impact on our business, financial condition, and results of operations.

Deterioration of general economic conditions and declines in consumer spending can negatively affect our business.

Our business is sensitive to consumer spending patterns and preferences.  Market and general economic conditions affect the level of discretionary spending on the merchandise we and our franchisees offer, including general business conditions, interest rates, taxation, the availability of consumer credit and consumer confidence in future economic conditions. Any unfavorable occurrences in these economic conditions on a local, regional, national or multi-national level may adversely affect our growth, sales and profitability. Given the significance of our domestic business, the likely negative impact of the current recession in the general economy in the United States or the general decline in domestic consumer spending may not be wholly mitigated by our business outside the United States, especially as the economic downturn has become more global in nature.

Many of our franchisees’ stores are located in shopping malls, particularly in the United States. Our franchisees derive revenue, in part, from the high volume of traffic in these malls. As a result of deteriorating economic conditions, the inability of mall "anchor" tenants and other area attractions to generate consumer traffic around our franchised stores or the decline in popularity of malls as shopping destinations could reduce our franchising revenue dependent on sales volume.

Our operating results are closely tied to the success of our franchisees, over which we have limited control.

As a result of our franchising programs, our operating results are dependent upon the sales volumes and viability of our franchisees. Any significant inability of our franchisees to operate successfully could adversely affect our operating results, and the quality of franchised operations may be impacted by factors that are not in our control. We provide training and support to our franchisees, but do not exercise day-to-day control over them. Franchisees may not successfully operate their businesses in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. In addition, franchisees may not be able to find suitable sites on which to develop stores, negotiate acceptable leases for the sites, obtain the necessary permits or government approvals or meet construction schedules. Any of these problems could negatively impact our business, could slow our planned growth and negatively impact our business, results of operations and financial condition.

The current disruptions in the availability of financing for current and prospective franchisees may adversely affect our business, results of operations and financial condition.

As a result of steep declines in the capital markets and the severe limits on credit availability, current and prospective franchisees may not have access to the financial or management resources that they need to open or continue operating the units contemplated by franchise or development agreements. Our franchisees generally depend upon financing from banks or other financial institutions in order to construct and open new units. Especially in this tight credit environment, financing has been difficult to obtain for some of our current and prospective franchisees. The continued difficulties with franchisee financing could reduce our store count, franchise fee revenues and royalty revenues, slow our planned growth, and negatively impact our business, results of operations and financial condition.

We depend on our franchisees to provide timely and accurate information about their sales and operations, which we rely upon to effectively manage the franchised brands.

Franchisees are contractually obligated to provide timely and accurate information regarding their sales and operations, and we rely on this information to collect royalties and manage the franchised brands. Most of franchisees are required to report on a weekly basis. However, the franchise agreements for our TAF brand require reporting on a monthly or quarterly, versus weekly, basis. This delay in reporting reduces our visibility into the results of operations for the TAF brand. In addition, a significant number of our franchisees are not consistently compliant with their reporting obligations. Our inability to collect timely and accurate information from our franchisees may adversely affect our business and results of operation.

Significant delays in registering our franchise offering documents may adversely affect our business, results of operations and financial condition.

Many states and the Federal Trade Commission, as well as certain foreign countries, require franchisors to transmit disclosure statements to potential franchisees before granting a franchise. Additionally, some states and certain foreign countries require us to register our franchise offering documents before we may offer a franchise. Due to the scope of our business and the complexity of franchise regulations, we may encounter compliance issues from time to time. Significant delays in registering our franchise offering documents may prevent us from selling franchises in certain jurisdictions, which may have a material adverse effect on our business, results of operations and financial condition.

We operate a global business that exposes us to additional risks that may adversely affect our business, results of operations and financial condition.

Our franchisees operate in approximately 40 countries. As a result, we are subject to risks associated with doing business globally. We intend to continue to pursue growth opportunities for our franchised brands outside the United States, which could expose us to greater risks. The risks associated with our franchise business outside the United States include:

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
•
Differences from one country to the next in legal protections applicable to intellectual property assets, including trademarks and similar assets, enforcement of such protections and remedies available for infringements;

•	Fluctuations in foreign currency exchange rates and interest rates; and

•	Adverse consequences from changes in tax laws.

The effects of these risks, individually or in the aggregate, could have a material adverse impact on our business, results of operations and financial condition.

We may not be able to adequately protect our intellectual property, which could harm the value of our brands and adversely affect our business.

We believe that our trademarks and other intellectual property rights are vital to our success, the success of our brands and our competitive position. Accordingly, we devote substantial resources to the development and protection of our trademarks and other intellectual property rights. However, the actions taken by us may be inadequate to prevent infringement or other unauthorized use of our intellectual property by others, which may thereby dilute our brands in the marketplace and/or diminish the value of our proprietary rights. We also may be unable to prevent others from claiming infringement or other unauthorized use of their trademarks and intellectual property rights by us. Our rights to our trademarks may in some cases be subject to the common law or statutory rights of any person who filed an application and/or began using the trademark (or confusingly similar mark) prior to the date of our application and/or our first use of such trademarks in the relevant territory. We cannot provide assurances that third parties will not assert claims against our trademarks and other intellectual property rights or that we will be able to successfully resolve such claims, which could result in our inability to use certain trademarks or other intellectual property in certain jurisdictions or in connection with certain goods or services. Future actions by third parties, including franchisees or licensees, may diminish the strength of our trademarks or other intellectual property rights, injure the goodwill associated with our business and decrease our competitive strength and performance. We also could incur substantial costs to defend or pursue legal actions relating to the use of our trademarks and other intellectual rights, which could have a material adverse effect on our business, results of operations or financial condition.

We may be required to recognize additional impairment charges for goodwill, trademarks and other intangible assets with indefinite or long lives.

As a result of our acquisition strategy, we recorded a material amount of trademark, goodwill and other intangible assets with indefinite or long lives on our balance sheet. We assess these assets as and when required by U.S. generally accepted accounting principles (GAAP) to determine whether they are impaired. Based on our reviews in fiscal years 2007 and 2008, we recorded no impairments in 2007, but recorded impairments totaling approximately $242 million in 2008 with respect to our acquired assets.  If market conditions continue to deteriorate or if operating results decline unexpectedly, we may be required to record additional impairment charges.  Additional impairment charges would reduce our reported earnings for the periods in which they are recorded. Those reductions could be material and, in such event, would adversely affect our financial results.

We determined that we had material weaknesses in disclosure controls and procedures and internal control over financial reporting.  Any future material weaknesses could adversely affect our business, our financial condition and our ability to carry out our strategic business plan.

As discussed in Item 9A – Controls and Procedures (As Restated), we concluded that, as of December 31, 2007, our disclosure controls and procedures and internal control over financial reporting were not effective. We believe the deficiencies continued into 2008.  We made substantial changes to our management team and management structure; improved board communication and corporate governance; made changes to and increased the number of dedicated full-time accounting personnel; and enhanced internal control policies and procedures. Nonetheless, if we are unsuccessful in our effort to remedy the weaknesses in our financial reporting mechanisms and internal controls and to maintain effective corporate governance practices, our business, our financial condition, our ability to carry out our strategic business plan, our ability to report our financial condition and results of operations accurately in a timely manner, and our ability to retain the trust of our franchisees, lender, business partners, investors, employees and shareholders could be adversely affected.

The time, effort and expense related to internal and external investigations, litigation, the restatement of our Original 10-K, the completion of our other delinquent SEC filings, and the development and implementation of improved internal controls and procedures, may have an adverse effect on our business.

Our management team has spent considerable time, effort and expense in dealing with the Audit Committee investigation, pending litigation, the SEC’s investigation, completing the restatement of our Original 10-K and other delinquent SEC filings and in developing and implementing accounting policies and procedures, disclosure controls and procedures, and corporate governance policies and procedures. This has prevented management from devoting its full attention to our business and many of these matters may continue to distract management’s attention in the future. The significant time, effort and expense spent have adversely affected our operations and our financial condition, and may continue to do so in the future.

Current and prospective investors, franchisees, business partners, and employees may react adversely to the restatement of our Original 10-K and our inability to file in a timely manner all of our SEC filings.

The restatement of our Original 10-K and our inability to file on a timely basis all of our SEC filings has caused negative publicity about us, has resulted in the delisting of our common stock from NASDAQ, and has, and may continue to have, a negative impact on the market price of our common stock. In addition, the restatement of our Original 10-K and any future delays in our SEC filings could cause current and future investors, franchisees, business partners and employees to lose confidence in our Company, which may affect their willingness to remain in current relationships or enter into new relationship with us.

Our stock trades on the over-the-counter “Pink Sheets” market, and our stock price may be volatile.

On January 13, 2009, as a result of noncompliance with NASDAQ listing requirements, our common stock was suspended from trading from NASDAQ. Immediately thereafter, our stock began trading under the symbol NEXC.PK on the Pink OTC Markets, formerly known as the Pink Sheets. Although we plan to apply for relisting of our stock on NASDAQ as soon as we are in compliance with the listing requirements, we may not be successful in that effort. Our stock price has been volatile in the past and may continue to be volatile for the foreseeable future.

Limits on ownership of our common stock could have an adverse consequence to you and could limit your opportunity to receive a premium on our stock.

Under transfer restrictions that have been applicable to our common stock since 2005, acquisitions of 5% or more of our stock is not permitted without the consent of our Board of Directors. In addition, even if our Board of Directors consented to a significant stock acquisition, a potential buyer might be deterred from acquiring our common stock while we still have significant tax losses being carried forward, because such an acquisition might trigger an ownership change and severely impair our ability to use our tax losses against future income. Thus, this potential tax situation could have the effect of delaying, deferring or preventing a change in control and, therefore, could affect adversely our shareholders’ ability to realize a premium over the then prevailing market price for our common stock in connection with a change in control.

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

Our ability to realize value from our tax loss carry-forwards is subject to significant uncertainty.

As of December 31, 2007, we had federal net operating loss carry-forwards of approximately $782 million that expire between 2011 and 2026. In addition, we had capital loss carry-forwards of approximately $188 million that expire between 2008 and 2011. However, our ability to realize value from our tax loss carry-forwards is subject to significant uncertainty.

There can be no assurance that we will have sufficient taxable income or capital gains in future years to use the net operating loss carry-forwards or capital loss carry-forwards before they expire. This is especially true for our capital loss carry-forwards, because they expire over a shorter period of time than our net operating loss carry-forwards. The amount of our net operating loss carry-forwards and capital loss carry-forwards also has not been audited or otherwise validated by the IRS. The IRS could challenge the amount of our net operating loss carry-forwards and capital loss carry-forwards, which could result in an increase in our liability for income taxes.

If we have an “ownership change” as defined in Section 382 of the Internal Revenue Code, our net operating loss carry-forwards and capital loss carry-forwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon a review of past changes in our ownership, as of the date of this Second Amendment, we do not believe that we have experienced an ownership change (as defined under Section 382) that would result in any limitation on our future ability to use these net operating loss and capital loss carry-forwards.  However, we cannot assure you that the IRS or some other taxing authority may not disagree with our position and contend that we have already experienced such an ownership change, which would severely limit our ability to use our net operating loss carry-forwards and capital loss carry-forwards to offset future taxable income.

While we expect that the transfer restrictions on our stock will help guard against an ownership change from inadvertently occurring under Section 382 and the related rules, we cannot guarantee that these restrictions will prevent a change of ownership from occurring because we may decide (or need) to sell additional shares of our common stock in the future to raise capital for our business and because persons who held more than 5% of our stock prior to these restrictions taking effect can sell (and in some cases have sold) shares of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2007, we leased a total of approximately 49,500 square feet of office space for our operations comprised of: (1) our principal executive office located in New York, New York, totaling 10,250 square feet; (2) a showroom for our Waverly licensing business located in New York totaling 7,150 square feet; (3) a showroom for our Bill Blass licensing business located in New York totaling 11,700 square feet; and (4) a centralized facility for our franchised brands located in Norcross, Georgia totaling approximately 20,400 square feet.

As of December 31, 2007, we were also obligated under a lease for space in Marlborough, Massachusetts that we used for a communications business that we sold in 2005. We sublet this office space to BIO-Key International, Inc., the company that purchased the business (“BIO-Key”), and the lease expired by its terms on August 31, 2008. In addition, in February 2007, we assumed leases for office space in connection with our acquisitions of MaggieMoo’s and Marble Slab Creamery. We negotiated a release from the MaggieMoo’s lease for a one-time payment of $330,000 which was made in January 2008. We sublet the Marble Slab Creamery office in Houston, Texas to a third party through the lease expiration in April 2009.

As of December 31, 2007, we did not own or lease property used by our franchisees, but in connection with certain acquisitions we are obligated under leases and guarantees for certain franchise location leases.

In January 2008, in connection with the acquisition of Great American Cookies, we acquired a cookie dough manufacturing facility. The facility is located on approximately four acres of land in Atlanta, Georgia and totals 37,400 square feet. The acquisition of the cookie dough manufacturing facility was financed under the January 2008 Amendment to the Original BTMUCC Credit Facility and consequently is subject to BTMUCC’s security interest.

Notwithstanding the sales of Waverly and Bill Blass in late 2008, we remain obligated on the lease for the Waverly showroom, but sublet the space to third parties through the lease expiration on February 27, 2019. We also remained obligated on a lease for the Bill Blass showroom which expires in January 2014, but, on June 11, 2009, we assigned to a third party that lease for a one-time payment of approximately $230,000. We assumed the lease for office space in New York totaling 4,950 square feet in connection with our acquisition of the Bill Blass Couture business on July 11, 2008. That lease expired as of December 31, 2008.

ITEM 3. LEGAL PROCEEDINGS

Securities Class Action. A total of four putative securities class actions have been filed in the United States District Court for Southern District of New York against NexCen Brands and certain of our former officers and current director for alleged violations of the federal securities laws. These actions are captioned: Mark Gray v. NexCen Brands, Inc., David S. Oros, Robert W. D’Loren & David Meister, No. 08-CV-4906 (filed on May 28, 2008); Ghiath Hammoud v. NexCen Brands, Inc., Robert W. D’Loren, & David B. Meister, No. 08-CV-5063 (filed on June 3, 2008); Ronald Doty v. NexCen Brands, Inc., David S. Oros, Robert W. D’Loren & David Meister, No. 08-CV-5172 (filed on June 5, 2008); and Frank B. Falkenstein v. NexCen Brands, Inc., David S. Oros, Robert W. D’Loren, David Meister, No. 08-CV-6126 (filed on July 3, 2008).

Although the formulations of the allegations differ slightly, plaintiffs allege that defendants violated federal securities laws by misleading investors in the Company’s public filings and statements. The complaints assert claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and also assert that the individual defendants are liable as controlling persons under Section 20(a) of the Exchange Act.  Plaintiffs seek damages and attorneys’ fees and costs.

On March 5, 2009, the court consolidated the actions and appointed Vincent Granatelli as lead plaintiff and Cohen, Milstein, Hausfeld & Toll, P.L.L.C. as lead counsel. Under the Stipulation and Order entered by the Court on June 19, 2009, the plaintiff shall file an Amended Consolidated Complaint on or before August 24, 2009 and the Company shall file a responsive pleading on or before October 8, 2009, with any opposition and reply briefing due on November 23, 2009 and December 23, 2009, respectively.

Shareholder Derivative Action. A federal shareholder derivative action premised on essentially the same factual assertions as the federal securities actions also has been filed in the United States District Court for Southern District of New York against the directors or former directors of NexCen. This action is captioned: Soheila Rahbari v. David Oros, Robert W. D’Loren, James T. Brady, Paul Caine, Jack B. Dunn IV, Edward J. Mathias, Jack Rovner, George Stamas & Marvin Traub, No. 08-CV-5843 (filed on June 27, 2008). In this action, plaintiff alleges that NexCen’s Board of Directors breached its fiduciary duties in a variety of ways, mismanaged and abused its control of the Company, wasted corporate assets, and unjustly enriched itself by engaging in insider sales with the benefit of material non-public information that was not shared with shareholders. Plaintiff further contends that she was not required to make a demand on the Board of Directors prior to bringing suit because such a demand would have been futile, due to the board members’ alleged lack of independence and incapability of exercising disinterested judgment on behalf of the shareholders. Plaintiff seeks damages, restitution, disgorgement of profits, attorneys’ fees and costs, and miscellaneous other relief.  On November 18, 2008, the court agreed to stay the derivative case until at least May 18, 2009, on which date  the court scheduled a status conference. After holding the status conference on May 18, 2009, the court stayed the derivative case until the filing of this Second Amendment and ordered plaintiff to file its amended complaint within two weeks after the filing of this Second Amendment. On June 9, 2009, plaintiff requested transfer of the derivative case to the court presiding over the securities class action case. This request was denied.

California Litigation. A direct action was filed in Superior Court of California, Marin County against NexCen Brands and certain of our former officers by a series of limited partnerships or investment funds. The case is captioned: Willow Creek Capital Partners, L.P., et al. v. NexCen Brands, Inc., Case No. CV084266 (Cal. Superior Ct., Marin Country) (filed on August 29, 2008). Predicated on substantially similar factual allegations as the federal securities actions, this lawsuit is brought under California law and asserts both fraud and negligent misrepresentation claims. Plaintiffs seek compensatory damages, punitive damages and costs.

The California state court action was served on NexCen on September 2, 2008. Plaintiffs in the California action served NexCen with discovery requests on September 19, 2008. On October 17, 2008, NexCen filed two simultaneous but separate motions in order to limit discovery. First, NexCen filed a motion in the United States District Court for Southern District of New York to stay discovery in the California actions pursuant to the Securities Litigation Uniform Standards Act of 1998. Second, NexCen filed a motion in the California court to dismiss the California complaint on the ground of forum non conveniens, or to stay the action in its entirety, or in the alternative to stay discovery, pending the outcome of the federal class actions.

The California state court held a hearing on NexCen’s motion on December 12, 2008. At the hearing, the court issued a tentative ruling from the bench granting defendants’ motion to stay. On December 26, 2008, the court entered a final order staying the California action in its entirety pending resolution of the putative class actions pending in the Southern District of New York. A case management conference is scheduled for September 16, 2009.

SEC Investigation. We voluntarily notified the Enforcement Division of the SEC of our May 19, 2008 disclosure. The Company has been cooperating with the SEC and voluntarily provided documents and testimony, as requested. On or about March 17, 2009, we were notified that the SEC had commenced a formal investigation of the Company as of October 2008.

Legacy Aether IPO Litigation. The Company is among the hundreds of defendants named in a series of class action lawsuits seeking damages due to alleged violations of securities law. The case is being heard in the United States District Court for the Southern District of New York. The court has consolidated the actions by all of the named defendants that actually issued the securities in question. There are approximately 310 consolidated cases before Judge Scheindlin, including this action, under the caption In Re Initial Public Offerings Litigation, Master File 21 MC 92 (SAS).

As to NexCen, these actions were filed on behalf of persons and entities that acquired the Company’s stock after our initial public offering in October 20, 1999. Among other things, the complaints claim that prospectuses, dated October 20, 1999 and September 27, 2000 and issued by the Company in connection with the public offerings of common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws. The complaint alleges that the prospectuses allegedly failed to disclose that the offerings’ underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers, which were designed to maintain, distort and/or inflate the market price of the Company’s common stock in the aftermarket. The actions seek unspecified monetary damages and rescission.

After initial procedural motions and the start of discovery in 2002 and 2003, plaintiffs voluntarily dismissed without prejudice the officer and director defendants of each of the 310 named issuers, including NexCen. Then in June 2003, the Plaintiff’s Executive Committee announced a proposed settlement with the issuer-defendants, including NexCen, and the officer and director defendants of the issuers (the “Issuer Settlement”). A settlement agreement was signed in 2004 and presented to the court for approval. The proposed Issuer Settlement did not include the underwriter-defendants, and they continued to defend the actions and objected to the proposed settlement. (One of the defendant-underwriters signed a memorandum of understanding in April 2006 agreeing to a $425 million settlement of claims against it.)

The district court granted preliminary approval of the proposed Issuer Settlement in 2005 and held a fairness hearing on the matter in April 2006. In December 2006, before final action by the court on the proposed Issuer Settlement, the United States Court of Appeals for the Second Circuit issued a ruling vacating class certification for certain plaintiffs in the actions against the underwriter-defendants (the “Miles Decision”). Plaintiffs filed a petition in early 2007 seeking rehearing of this decision and/or a rehearing en banc. On April 6, 2007, the Second Circuit denied the petition for rehearing in an opinion. After careful consideration by the parties of the effect of the Miles Decision on the proposed settlement (i.e., whether in light of the Miles Decision no class may be certified in these actions, even a settlement class), plaintiffs and the issuer-defendants executed a stipulation and proposed order terminating the proposed Issuers’ Settlement on June 22, 2007. The district court “so ordered” the stipulation and proposed order, terminating the proposed Issuers’ Settlement shortly thereafter.

Discovery in the actions resumed, and plaintiffs filed amended complaints in the focus cases shortly thereafter. Defendants moved to dismiss the amended complaints. Plaintiffs filed motions for class certification in the focus cases. Defendants filed papers opposing class certification.

In 2008, the Plaintiff’s Executive Committee resumed settlement discussions with the issuer-defendants, including NexCen, and the officer and director defendants of the issuers. The parties reached a preliminary settlement in which NexCen would have to contribute no out-of-pocket amount to the settlement.  The parties filed their motion for preliminary approval of the settlement on April 2, 2009, which was granted by the district court on June 9, 2009. The court hearing on final approval is scheduled for September 10, 2009.

Legacy Aether Litigation. On March 13, 2006, a complaint, captioned Geologic Solutions, Inc., v. Aether Holdings, Inc., was filed against the Company in the Supreme Court for the State of New York, New York County. The complaint alleged that plaintiff Geologic was damaged as a result of certain alleged breaches of contract and fraudulent inducement arising out of the Company’s alleged misrepresentations and failure to disclose certain information in connection with the asset purchase agreement dated as of July 20, 2004 for the purchase and sale of the transportation segment of our discontinued communications business. In July 2007, the Company settled all claims with plaintiff for a payment of $600,000. The case has been dismissed with prejudice. The Company’s costs in connection with the defense of this case have been recorded against discontinued operations, further increasing the loss on the sale of the transportation segment, and decreasing the amount of cash we have available for acquisitions and operations. The settlement amount also has been recorded against discontinued operations.

Legacy UCC Capital Litigation.  UCC Capital and Mr. D’Loren, our former chief executive officer in his capacity as president of UCC Capital, were parties along with unrelated parties to litigation resulting from a default on a loan to The Songwriter Collective, LLC (“TSC”), which loan UCC Capital had referred to a third party. A shareholder of TSC filed a lawsuit in the United States District Court for the Middle District of Tennessee, captioned Tim Johnson v. Fortress Credit Opportunities I, L.P., et al., in which plaintiff alleged that certain misrepresentations by TSC and its agents (including UCC Capital and Mr. D’Loren) induced the shareholder to contribute certain rights to musical compositions to TSC. UCC Capital and Mr. D’Loren filed cross-claims claiming indemnity against TSC and certain TSC officers. TSC filed various cross and third-party claims against UCC Capital, Mr. D’Loren and another TSC shareholder, Annie Roboff. Roboff filed a separate action in the Chancery Court in Davidson County, Tennessee, captioned Roboff v. Mason, et al., as well as claims in the federal court lawsuit, against UCC Capital, Mr. D’Loren, TSC and the other parties. The parties reached a global settlement on December 19, 2007, with UCC Capital contributing a total of $125,000 to the settlement amount, which amount has been included in discontinued operations. The case has been dismissed with prejudice.

Other.  NexCen Brands and our subsidiaries are subject to other litigation in the ordinary course of business, including contract, franchisee, trademark and employment-related litigation. In the course of operating our franchise systems, occasional disputes arise between the Company and our franchisees relating to a broad range of subjects, including, without limitation, contentions regarding grants, transfers or terminations of franchises, territorial disputes and delinquent payments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock was quoted on NASDAQ under the symbol NEXC from November 1, 2006 until January 13, 2009. Prior to November 1, 2006, starting with our initial public offering on October 20, 1999, the Company’s common stock was quoted on NASDAQ under the symbol AETH. As a result of noncompliance with NASDAQ listing requirements, our common stock was suspended from trading on NASDAQ effective at the opening of trading on January 13, 2009 and was delisted from NASDAQ on February 13, 2009. Starting on January 13, 2009, the Company’s common stock been traded under the symbol NEXC.PK on the Pink OTC Markets, formerly known as the Pink Sheets.

The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported on NASDAQ for 2008, 2007 and 2006.

	2008		2007		2006
QUARTER ENDED	HIGH	LOW	HIGH	LOW	HIGH	LOW
March 31	$4.82	$2.83	$11.04	$7.42	$3.85	$3.13
June 30	$3.49	$0.41	$12.98	$9.98	$5.50	$3.75
September 30	$0.67	$0.24	$11.41	$5.56	$6.33	$5.54
December 31	$0.30	$0.07	$7.37	$3.89	$7.42	$5.71

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of June 30, 2009, the approximate number of stockholders of record of NexCen’s common stock was 248.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we expect to utilize earnings, if any, to reduce our indebtedness, rather than pay periodic cash dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of December 31, 2007, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Plan Category	Plan Name	Number of securities to be issued upon exercise of outstanding options, and restricted stock	Weighted-average exercise price of outstanding options, and restricted stock	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1999 Equity Incentive Plan	3,915,464	$4.31	—

	2006 Equity Incentive Plan	1,973,666	$7.34	1,526,334

Equity compensation plans not approved by security holders	Acquisition Incentive Plan	89,127	$2.71	—

Total		5,978,257	$5.29	1,526,334

The 1999 Plan
In September 1999, the Company adopted the 1999 Equity Incentive Plan, as amended on September 5, 2005 (the “1999 Plan”). It was approved by the Company’s sole stockholder prior to the Company’s initial public offering on October 20, 1999. The 1999 Plan provided for the issuance of NexCen common stock, pursuant to grants of stock options or restricted stock, in an amount that adjusted automatically to equal 20% of the Company’s outstanding shares. On September 2, 2005, the Company filed a registration statement with the SEC on Form S-8 registering an additional 973,866 shares under the 1999 Plan. A participant immediately forfeits any and all unvested options and forfeits all unvested restricted stock at the time of separation from NexCen, unless the award agreement provides otherwise. No participant is permitted to exercise vested options after the 90th day from the date of termination from NexCen, unless the award grant provides otherwise.

The 2000 Plan
Effective December 15, 2000, the Company adopted the Acquisition Incentive Plan (the “2000 Plan”) to provide options or direct grants to all employees (other than directors and officers), consultants and certain other service providers of the Company and our related affiliates, without shareholder approval. NexCen’s Board of Directors authorized the issuance of up to 1,900,000 shares of NexCen common stock under the 2000 Plan, in connection with the grant of stock options or restricted stock. All options granted under the 2000 Plan were required to be nonqualified stock options.

The 2006 Plan
Effective October 31, 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) to replace the 1999 Plan and the 2000 Plan. The Company’s stockholders approved the adoption of the 2006 Plan at the annual meeting held on October 31, 2006. The 2006 Plan is now the sole plan for providing stock-based compensation to eligible employees, directors and consultants. The 1999 Plan and the 2000 Plans remain in existence solely for the purpose of addressing the rights of holders of existing awards already granted under those plans. No new awards have been or will be granted under the 1999 Plan and the 2000 Plan.

A total of 3.5 million shares of common stock were initially reserved for issuance under the 2006 Plan, which represented approximately 7.4% of NexCen’s outstanding shares at the time of adoption. Options under the 2006 Plan expire after ten years from date of grant and are granted at an exercise price no less than the fair value of the common stock on the grant date.  In the event of a “change of control” as such term is defined in the 2006 Plan, awards of restricted stock and stock options became fully vested or exercisable, as applicable, to the extent the award agreement granting such restricted stock or options provides for such acceleration. A participant immediately forfeits any and all unvested options and forfeits all unvested restricted stock at the time of separation from NexCen, unless the award agreement provides otherwise. No participant is permitted to exercise vested options after the 90th day from the date of termination from NexCen, unless the award grant provides otherwise.

Stock Option Cancellation Program
On November 12, 2008, in light of the dwindling number of shares available for future issuance under the 2006 Plan, the Company instituted a stock option cancellation program for vested or unvested stock options issued under the 2006 Plan for certain eligible directors and employees (the “Stock Option Cancellation Program”). The Stock Option Cancellation Program was a voluntary, non-incentivized program. The Company provided no remuneration or consideration of any kind for the cancellation of stock options. In addition, to ensure that the program was in no way coercive or perceived to be coercive, we limited it to directors and executives at the level of vice president or above. As of December 31, 2008, the Company recaptured 856,666 options through this program.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table presents shares surrendered by employees to exercise stock options and to satisfy tax withholding obligations on vested restricted stock and stock option exercises during the period covered by this Second Amendment.

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

ITEM 6. SELECTED FINANCIAL DATA (As Restated)

The table that follows presents portions of our Consolidated Financial Statements and is not a complete presentation in accordance with U.S. generally accepted accounting principles (GAAP). You should read the following Selected Financial Data together with our Consolidated Financial Statements and related notes and with our MD&A included in Item 7 of this Second Amendment. The financial data for 2007 was restated as described in MD&A and in Note 2 to the Consolidated Financial Statements. The financial data for prior years have not changed.

Our Selected Financial Data and our Consolidated Financial Statements assume that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern. However, based on the effect of the January 2008 Amendment on the Company’s financial condition and liquidity before the credit facility was restructured on August 15, 2008, we have concluded that there was substantial doubt about our ability to continue as a going concern as of December 31, 2007.

The results of operations in the following Selected Financial Data, as well as in our Consolidated Financial Statements, present the results of our brand management business as continuing operations. The results of the mobile and data communications business that we sold during 2004 and the mortgage-backed securities (MBS) business that we sold in 2006 are reported as discontinued operations. We began operating the brand management business in 2006, but we owned only one brand, TAF, in 2006 (and only for the last seven weeks of that fiscal year). In fiscal 2007, we acquired six additional brands, namely, Bill Blass, Marble Slab Creamery, MaggieMoo’s, Waverly, Pretzel Time and Pretzelmaker. We then acquired the Great American Cookies brand and an interest in the Shoebox New York brand, respectively, in January 2008.  We sold the Bill Blass brand in December 2008 and the Waverly brand in October 2008. As a result of the reclassification of our former MBS business to discontinued operations as of December 31, 2006, the results presented in these Selected Financial Data differ from the results that we presented in reporting periods prior to the fourth quarter of 2006. In addition, as a result of the reclassification of our Bill Blass and Waverly businesses to discontinued operations during the year ended December 31, 2008, the results presented in these Selected Financial Data also will differ from the results that we will present in reporting periods after the fourth quarter of 2007. Accordingly, the historical results presented below are not indicative of the results to be expected for any future fiscal year.

	Year Ended December 31,
	(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
	2007 (As Restated)[1]	2006	2005	2004	2003

Revenues:
Royalty revenues	$15,722	$1,175	$-	$-	$-
Licensing revenues	15,399	-	-	-	-
Franchise fee revenues	3,447	749	-	-	-
Corporate revenues	-	-	-	-	-
Total revenues	34,568	1,924	-	-	-

Operating expenses:
Selling, general and administrative expenses:
Brands	(14,651)	(453)	-	-	-
Corporate	(12,991)	(7,261)	(3,645)	(8,569)	(16,707)
Professional fees:
Brands	(1,696)	(115)	-	-	-
Corporate	(1,606)	(1,034)	(1,444)	(2,808)
Depreciation and amortization	(1,660)	(471)	(159)	(2,212)	(2,672)
Restructuring charges	-	(1,079)	7	(1,054)	(306)
Impairment of other assets	-	-	-	-	(1,367)
Other expense	-	-	-	-	(744)
Total operating expenses	(32,604)	(10,413)	(5,241)	(14,643)	(21,796)

Operating income (loss)	1,964	(8,489)	(5,241)	(14,643)	(21,796)

(Selected Financial Data - Continued)

Non-operating income (expense):
Interest income	2,115	2,637	1,478	3,955	6,037
Interest expense	(5,116)	-	-	(7,917)	(10,427)
Other income, net	288	700	231	(60)	(97)
Minority interest	(269)	-	-	-	-
Loss on early extinguishment of subordinated notes	-	-	-	(2,419)	-
Investment gain (loss), net	-	-	(19)	(3,559)	587
Total non-operating income (expense)	(2,982)	3,337	1,690	(10,000)	(3,900)

Loss from continuing operations before income taxes	(1,018)	(5,152)	(3,551)	(24,643)	(25,696)
Income taxes:
Current	(283)	(81)	-	-	-
Deferred	(3,019)	-	-	-	-

Loss from continuing operations	(4,320)	(5,233)	(3,551)	(24,643)	(25,696)

Discontinued operations:
Income (loss) from discontinued operations, net of tax expense of $64 and $75 for 2006 and 2003, respectively	(548)	2,358	225	(44,510)	(23,756)
Gain (loss) on sale of discontinued operations	-	755	(1,194)	20,825	-

Net loss	$(4,868)	$(2,120)	$(4,520)	$(48,328)	$(49,452)

Other comprehensive loss:
Foreign currency translation adjustment	-	-	-	(3,830)	108
Unrealized holding gain (loss) on investments available for sale	-	-	-	67	(1,757)

Comprehensive loss	$(4,868)	$(2,120)	$(4,520)	$(52,091)	$(51,101)

Loss per share:
Loss per share (basic and diluted) from continuing operations	$(0.08)	$(0.11)	$(0.08)	$(0.57)	$(0.60)
Income (loss) per share (basic and diluted) from discontinued operations	(0.01)	0.07	(0.02)	(0.54)	(0.56)
Net loss per share - basic and diluted	$(0.09)	$(0.04)	$(0.10)	$(1.11)	$(1.16)

Weighted average shares outstanding - basic and diluted	51,889	45,636	44,006	43,713	42,616

(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the restatement.

	Year Ended December 31,
	(IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:	2007 (As Restated)[1]	2006	2005	2004	2003
Assets
Cash & cash equivalents	$46,569	$83,536	$1,092	$60,723	$26,222
Mortgage-backed securities, at fair value - discontinued operations	-	-	253,900	62,184	-
Accounts receivable, net of allowances	7,201	2,042	-	-
Other receivables	2,677	511	1,174	356	1,567
Restricted cash	5,174	-	-	8,832
Prepaid expenses and other current assets	3,867	2,210	954	4,124	1,173
Total current assets	65,488	88,299	257,120	136,219	28,962

Property and equipment, net	4,225	389	255	367	2,608
Goodwill	66,441	15,607	-	-	-
Trademarks	211,308	49,000	-	-	-
Other intangible assets, net of amortization	7,565	3,792	-	-	-
Deferred financing costs, net of other assets	2,927	-	-	-	-
Investments available for sale	-	-	-	-	220,849
Net assets from discontinued operations	-	-	-	-	127,633
Other assets	-	-	-	-	4,593
Restricted cash	1,656	1,298	8,633	-	13,460
Total Assets	$359,610	$158,385	$266,008	$136,586	$398,105

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$8,689	$3,235	$2,972	$5,737	$7,808
Repurchase agreements and sales tax liabilities - discontinued operations	-	1,333	135,592	-	-

Restructuring accruals	13	145	-	259	1,407
Deferred revenue	4,033	40	-	-	-
Current portion of long-term debt	6,340	-	-	-	-
Acquisition related liabilities	7,360	4,484	-	-	-
Total current liabilities	26,435	9,237	138,564	5,996	9,215

Long-term debt	103,238	-	-	-	154,912
Deferred tax liability	26,607	218	-	-	-
Acquisition related liabilities	3,915	-	-	-	-
Net liabilities from discontinued operations	-	-	-	-	54,604
Other long-term liabilities	3,412	2,317	1,057	-	73
Total liabilities	163,607	11,772	139,621	5,996	218,804
Minority Interest	3,040	-	-	-	-
Stockholders' equity:
Preferred stock	-	-	-	-	-
Common stock	557	481	440	440	429
Additional paid-in capital	2,668,289	2,615,742	2,593,085	2,592,977	2,589,608
Treasury stock	(1,757)	(352)	-	-	-
Foreign currency translation adjustment	-	-	-	-	3,830
Unrealized loss on investments available for sale	-	-	-	(216)	(283)
Accumulated deficit	(2,474,126)	(2,469,258)	(2,467,138)	(2,462,611)	(2,414,283)
Stockholders' equity	192,963	146,613	126,387	130,590	179,301
Total liabilities and stockholders' equity	$359,610	$158,385	$266,008	$136,586	$398,105

(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the restatement.

The following table presents the effects of the restatement of Selected Financial Data as of and for the year ended December 31, 2007. See Note 2 of Notes to Consolidated Financial Statements for further explanation of the restatement.

	Year ended December 31,
	2007			2006	2005	2004	2003
(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)	As Previously Reported	Adjustments	As Restated

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Royalty revenues	$15,289	$433	$15,722	$1,175	$-	$-	$-
Licensing revenues	15,542	(143)	15,399	749	-	-	-
Franchise fee revenues	3,464	(17)	3,447	-	-	-	-
Total revenues	34,295	273	34,568	1,924	-	-	-

Total operating expenses	(32,105)	(499)	(32,604)	(10,413)	(5,241)	(14,643)	(21,796)

Operating income	2,190	(226)	1,964	(8,489)	(5,241)	(14,643)	(21,796)

Total non-operating expense	(2,950)	(32)	(2,982)	3,337	1,690	(10,000)	(3,900)

Loss from continuing operations before income taxes:	(760)	(258)	(1,018)	(5,152)	(3,551)	(24,643)	(25,696)
Income taxes:
Current	(236)	(47)	(283)	(81)	-	-	-
Deferred	(3,067)	48	(3,019)	-	-	-	-

Loss from continuing operations	(4,063)	(257)	(4,320)	(5,233)	(3,551)	(24,643)	(25,696)

Income (loss) from discontinued operations, net of tax (benefit) or expense of ($38), $64 and $75 for 2007, 2006 and 2003, respectively	(586)	38	(548)	2,358	225	(44,510)	(23,756)
Gain (loss) on sale of discontinued operations	-	-	-	755	(1,194)	20,825	-

Net loss	$(4,649)	$(219)	$(4,868)	$(2,120)	$(4,520)	$(48,328)	$(49,452)

Loss per share:
Loss per share (basic and diluted) from continuing operations	$(0.08)	$-	$(0.08)	$(0.11)	$(0.08)	$(0.57)	$(0.60)
Income (loss) per share (basic and diluted) from discontinued operations	(0.01)	-	(0.01)	0.07	(0.02)	(0.54)	(0.56)
Net loss per share - basic and diluted	$(0.09)	$-	$(0.09)	$(0.04)	$(0.10)	$(1.11)	$(1.16)

Weighted average shares outstanding - basic and diluted	51,889	-	51,889	45,636	44,006	43,713	42,616

CONSOLIDATED BALANCE SHEET DATA:
	Year ended December 31,
	2007			2006	2005	2004	2003
(IN THOUSANDS)	As Previously Reported	Adjustments	As Restated

Cash and cash equivalents (including restricted cash of $7 and $1 million in 2007 and 2006, respectively)	$53,275	$124	$53,399	$84,834	$9,725	$69,555	$39,682
Investments available for sale - discontinued operations	$-	$-	$-	$-	$-	$-	$220,849
Trademarks and goodwill	$278,048	$(299)	$277,749	$64,607	$-	$-	$-
Mortgage-backed securities, at fair value, discontinued operations	$-	$-	$-	$-	$253,900	$62,184	$-
Total assets	$359,207	$403	$359,610	$158,385	$266,008	$136,586	$398,105
Repurchase agreements related to discontinued operations	$-	$-	$-	$-	$133,924	$-	$-
Total debt	$109,578	$-	$109,578	$-	$-	$-	$154,942
Total liabilities	$163,354	$253	$163,607	$11,772	$139,621	$5,996	$218,804
Stockholders' equity	$192,813	$150	$192,963	$146,613	$126,387	$130,590	$179,301

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition of NexCen Brands should be read in conjunction with the information contained in the Consolidated Financial Statements and related Notes, which appear in Item 8 of this Second Amendment.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As previously reported, in May 2008 we determined that certain aspects of the January 2008 Amendment to the Original BTMUCC Credit Facility, which provided NexCen with financing for our acquisition of the Great American Cookies business, were not adequately discussed in our prior public filings. We further concluded that the effect of the January 2008 Amendment on the Company’s financial condition and liquidity raised substantial doubt about our ability to continue as a going concern. The Audit Committee of our Board of Directors retained independent counsel to conduct an investigation into these matters on behalf of the Board of Directors. Simultaneously, management, with the supervision of the Board of Directors, commenced a comprehensive review of our financial condition and business strategy and began taking actions to restructure our business. Upon conclusion of the investigation, the Company developed a plan to remediate the circumstances that contributed to these matters and implemented numerous management, corporate governance and internal control enhancements.

Adjustments Related to the January 2008 Amendment

The January 2008 Amendment was entered into and went into effect in 2008 and therefore did not affect the amounts reported in the Consolidated Financial Statements as of December 31, 2007. Nonetheless, the Original 10-K contained discussions of the January 2008 Amendment in the Notes to the Consolidated Financial Statements related to “Long-Term Debt” and “Subsequent Events.” Moreover, the MD&A in the Original 10-K contained discussions regarding the Company’s financial condition and liquidity. In this Second Amendment, we have revised the disclosure that appeared in these portions of the Original 10-K to reflect our subsequent reconsideration of the terms of the January 2008 Amendment and their effect on the Company’s financial condition and liquidity as of the filing date of our Original 10-K, before the credit facility was restructured on August 15, 2008 and further amended in late 2008 and 2009. (The August 15, 2008 restructuring and the subsequent amendments are discussed in this MD&A under the caption “Financial Condition,” in Note 9 – Long-Term Debt (As Restated) and Note 25 – Subsequent Events (As Restated) to the Consolidated Financial Statements.) We have concluded that there was substantial doubt about our ability to continue as a going concern as of December 31, 2007. Our Consolidated Financial Statements, however, assume that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern.

We also have restated Part II, Item 9A – Controls and Procedures (As Restated), to revise the assessment contained in the Original 10-K of the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2007 and to provide a discussion of our remediation efforts to date. Our management and the Audit Committee have concluded that the Company’s failure to adequately discuss the January 2008 Amendment in our relevant Current Report on Form 8-K and the Original 10-K was unintentional and that material weaknesses in our internal control contributed to this error. Some of these material weaknesses were previously identified in our Original 10-K, and some have been identified subsequently. As a result, management has revised its assessment in Item 9A of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Other Adjustments

Management engaged in a comprehensive review of our Original 10-K and First Amendment in order to ensure their accuracy and completeness and to be able to provide the certifications provided herein. Accordingly, this Second Amendment also corrects accounting and financial reporting errors, some of which were previously identified but not considered to be material and others of which were identified in the restatement process. The Company has concluded that the corrections are not material either individually or in the aggregate. The Company’s net loss per share is not impacted by the restatement.

The effect of all restatement adjustments on our Consolidated Statements of Operations for the year ended December 31, 2007 is as follows:

Increase in net loss	$(0.	2) million or 4.7%

A summary of adjustments to the Company’s Consolidated Statement of Operations for the year ended December 31, 2007 is as follows:

Increase in total revenues	$0.	3 million
Increase in selling, general and administrative expenses	$(0.	3) million
Increase in other operating expenses	$(0.	2) million
Decrease in operating income	$(0.	2) million
Increase in loss from continuing operations	$(0.	3) million
Increase in net loss	$(0.	2) million

The effect of all restatement adjustments on our Consolidated Balance Sheet as of December 31, 2007 is as follows:

Increase in total assets	$0.	4 million or 0.1%
Increase in total liabilities	$0.	3 million or 0.2%
Increase in total equity	$0.	1 million or 0.1%

The effect of all restatement adjustments on our Consolidated Statement of Cash Flows as of December 31, 2007 is as follows:

Decrease in net cash used in operating activities	$0.	7 million or 17.9%
Increase in net cash used in investing activities	$0.	1 million or 0.0%
Decrease in net cash provided by financing activities	$0.	5 million or 0.4%

(See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Second Amendment for further explanation of the restatement of NexCen’s Consolidated Financial Statements.)

Our management and the Audit Committee have concluded that the errors in our Consolidated Financial Statements were unintentional. In conjunction with the Audit Committee, we have determined that the errors in our Consolidated Financial Statements and in the Summary Compensation Table were a result of material weaknesses in our internal control, some of which were identified in our Original 10-K. We note that the greatest percentage changes, although not material, are related to the Company’s accounting for accrued liabilities, a material weakness in our internal control over financial reporting identified in our Original 10-K. See further explanation of the material weaknesses and our remediation efforts in Part II, Item 9A – Controls and Procedures (As Restated), of this Second Amendment.

OVERVIEW

As discussed in detail in Item 1– Business, we commenced our brand management business in June 2006, when we acquired UCC Capital, an investment banking firm that provided financial advisory services, particularly to companies involved in monetizing intellectual property assets. In acquiring UCC Capital, our strategy was to begin building a brand management business by acquiring and operating businesses that own valuable brand assets and other intellectual property and that earn revenues primarily from the franchising or licensing of their intellectual property. In 2007, we earned revenues primarily through the licensing of our valuable brands and related intellectual property to third parties. These third parties paid us licensing, franchising and other contractual fees and royalties for the right to use our intellectual property on either an exclusive or non-exclusive basis. We received licensing, franchising and other contractual fees that included a mixture of upfront payments, required periodic minimum payments (regardless of sales volumes), and volume-dependent periodic royalties (based upon the number or dollar amount of branded products sold). Accordingly, our revenues reflected both recurring and non-recurring payment streams.

 Our principal assets are, and were as of December 31, 2007, intangible assets (the trademarks and other intellectual assets and associated goodwill related to the brands and businesses that we acquired, manage and develop) and our people. We did not have substantial tangible assets, as our business model was not designed to require significant capital investment in tangible assets.

Through the date of the Original 10-K, we had acquired nine brands, as follows:

QSR Franchising

•	MaggieMoo’s (acquired February 28, 2007)

•	Marble Slab Creamery (acquired February 28, 2007)

•	Pretzel Time (acquired August 7, 2007)

•	Pretzelmaker (acquired August 7, 2007)

•	Great American Cookies (acquired January 29, 2008)

Retail Franchising

•	The Athlete’s Foot (acquired November 7, 2006)

•	Shoebox New York (joint venture interest acquired January 15, 2008)

Consumer Branded Products

•	Bill Blass (acquired February 15, 2007 and subsequently sold on December 24, 2008)

•	Waverly (acquired May 2, 2007 and subsequently sold on October 3, 2008)

Our operating segments as of December 31, 2007 are discussed in Note 24 – Segment Reporting (As Restated) to our Consolidated Financial Statements included in this Second Amendment. Based on our brand holdings, as of December 31, 2007, and our plans to acquire additional brands, we previously provided financial information for fiscal years 2007 in four segments: QSR Franchising, Retail Franchising, Consumer Branded Products and Corporate. Because we owned only one brand in 2006 (and then only for the last seven weeks of that year) and did not operate in four business segments until the first quarter of 2007, we do not include any discussion of period-to-period comparisons for the results of the four business segments in the discussion that follows.  As previously discussed, we restructured our Company in 2008 to operate in only one business segment, Franchising.

Before transitioning to our brand management business, we managed a leveraged portfolio of MBS. We liquidated our MBS portfolio and exited that business in the fourth quarter of 2006. We also previously owned and operated various mobile and wireless communications businesses, which we sold in 2004. For the periods reflected in our financial statements, the MBS business and related assets and liabilities, as well as anything related to our former mobile and wireless communications businesses, are reported as discontinued operations. The results of our brand management business are reported as our continuing operations for purposes of this Second Amendment.

In reviewing our results for the fiscal year ended December 31, 2007, you should keep in mind the following factors:

•
Comparisons to prior periods are not meaningful, because we did not initiate our current brand management business until the second half of 2006 and did not begin to earn royalties or license and franchise fees until halfway through the fourth quarter of 2006, when we acquired TAF.

•
The MD&A discussion is based on the brands that we owned as of December 31, 2007. Additionally, of the  intellectual property brands we owned and operated as of December 31, 2007, we owned only one — TAF — for the entire year of 2007. Our results through December 31, 2007 include Bill Blass, MaggieMoo’s and Marble Slab Creamery for approximately ten months, Waverly for approximately eight months, and Pretzel Time and Pretzelmaker for approximately five months. In addition, MaggieMoo’s, Marble Slab Creamery, Pretzel Time and Pretzelmaker revenue streams are subject to seasonal fluctuations.

•
In future periods, because we disposed of the Bill Blass and Waverly businesses that comprised our Consumer Branded Products segment, those businesses will be reported as discontinued operations.  Our franchising business, which now constitutes our only segment, will be reported as continuing operations.

DISCONTINUED OPERATIONS AS OF DECEMBER 31, 2007

In November 2006, we exited the MBS business by selling our remaining $75.5 million of MBS investments from which we recognized a gain of $755,000. Earlier in 2006, we sold $140 million of our MBS investments and used the proceeds primarily to repay indebtedness under repurchase agreements that had been incurred to purchase our MBS portfolio. In 2007, we settled litigation and other claims related to the mobile and wireless communications businesses we sold in 2004, which amounts were charged to discontinued operations. These settlements are discussed in Note 14 to our Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies affect the amount of income and expense we record in each period, as well as the value of our assets and liabilities and our disclosures regarding contingent assets and liabilities. In applying these critical accounting policies, we must make estimates and assumptions to prepare our financial statements, which, if made differently, could have a positive or negative effect on our financial results. We believe that our estimates and assumptions are both reasonable and appropriate, and in accordance with United States generally accepted accounting principles. However, estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could materially differ from estimates.

Management believes that the following accounting policies represent “critical accounting policies,” which the SEC defines as those that are most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often because management must make estimates about uncertain and changing matters.

•
Valuation of deferred tax assets - We have deferred tax assets as a result of years of accumulated tax loss carry-forwards. Management is developing plans to achieve profitable operations in future years that may enable us to recover the benefit of our deferred tax assets. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  We presently do not have sufficient objective evidence that the Company will generate future taxable income. Accordingly, we maintain a full valuation allowance for our net deferred tax assets. We adopted the provisions of FASB Interpretation No, 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective January 1, 2007. FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.

•
Valuation of goodwill, trademarks and intangible assets - The Company accounts for recorded goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  This standard classifies intangible assets into three categories: (1) goodwill; (2) intangible assets with indefinite lives not subject to amortization; and (3) intangible assets with definite lives subject to amortization.  In accordance with SFAS No. 142, we do not amortize goodwill and indefinite-lived intangible assets. We evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its estimated remaining useful life. Amortizable intangible assets are amortized on a straight-line basis.

In accordance with the requirements of SFAS No. 142, goodwill has been assigned to reporting units for purposes of impairment testing. Our reporting units are our operating segments in 2007. We evaluate goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairment might exist. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Fair value is the price a willing buyer would pay for a reporting unit, which we estimate using multiple valuation techniques. These include an income approach, based upon discounted expected future cash flows from operations, and a market approach, based upon business enterprise multiples of comparable companies. The discount rate used is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing from us a business that constitutes a reporting unit. We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill. The remaining value, after the fair value of the reporting unit has been allocated to the identifiable assets, is the implied fair value of goodwill.

No impairment charges related to goodwill were recorded in 2007. During 2008, we evaluated our goodwill for impairment at  multiple time periods based upon the existence of indicators of impairment. As of December 31, 2008, all of the Company’s recorded goodwill has been written off.

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” for indefinite-lived intangible assets, our impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future cash flows associated with the intangible asset. Similar to goodwill, we evaluate indefinite lived assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairment might exist.  No impairment charges related to indefinite-lived intangibles were recorded in 2007. However, impairment charges were recorded in the second and third quarters of 2008.

Our definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. An intangible asset that is deemed impaired is written down to its estimated fair value, which is generally based on replacement cost. For purposes of our impairment analysis, we update the costs that were initially used to value the definite-lived intangible asset to reflect our current estimates and assumptions over the asset’s future remaining life. No impairment charges related to definite-lived intangible assets were recorded in 2007. However, impairment charges related to definite-lived intangibles were recorded in the second and third quarters of 2008.

We discuss impairments in more detail in Note 25 – Subsequent Events (As Restated) to the Consolidated Financial Statements.

•
Valuation of stock-based compensation – Under the provisions of SFAS No. 123R “Share-Based Payment,” share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  SFAS No. 123R also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.

We used the Black-Scholes option pricing model to value the compensation expense associated with our stock option awards under SFAS No. 123R.  In addition, we estimated forfeitures when recognizing compensation expense associated with our stock options, and adjusted our estimate of forfeitures when they were expected to differ.  Key input assumptions used to estimate the fair value of stock options included the market value of the underlying shares at the date of grant, the exercise price of the award, the expected option term, the expected volatility (based on historical volatility) of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield, if any.

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

RECENT ACCOUNTING PRONOUNCMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which applies to any other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The impact of adopting SFAS No. 157 is immaterial to the Company’s Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure most financial instruments and certain other items at fair value that are currently required to be measured at historical costs. Adoption of SFAS No. 159 is optional. The Company did not adopt SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” Under Statement SFAS No. 141R, acquiring entities will recognize assets acquired and liabilities assumed in connection with business combinations at fair market value with limited exception. Among its provisions, SFAS No. 141R requires that: (a) acquisition costs will generally be expensed as incurred and not capitalized, (b) contingent consideration will be recognized at estimated fair value at the time of acquisition, and (c) noncontrolling interests will be valued at the fair value at the acquisition date. SFAS No. 141R is effective for annual periods beginning on or after December 15, 2008. SFAS No. 141R will impact the Company’s accounting for future acquisitions, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- An Amendment of ARB No. 51.” SFAS No. 160 provides that noncontrolling interests in a subsidiary (minority interests) are to be recorded as a component of equity, separate from the parent’s equity. SFAS No. 160 also provides for changes in the way minority interest expense is recorded in the income statement, and will require expanded disclosure regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for years and interim periods beginning on or after December 15, 2008. The Company adopted SFAS No. 160 as of January 1, 2009. SFAS No. 160 will impact the presentation and disclosure of minority interest, if any, in the Company's Consolidated Financial Statements.

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets." FSP No. 142-3 will improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted this standard as of January 1, 2009. The impact of adopting FSP No. 142-3 is expected to be immaterial to the Company’s Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to Auditing Interpretations ("AU") Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company will adopt this standard when effective.

RESULTS OF CONTINUING OPERATIONS FOR YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Loss from Continuing Operations before Income Taxes

Loss from continuing operations before income taxes was approximately $1.0 million (as restated) in 2007, decreasing by $4.2 million, or 80%, from a loss of $5.2 million in 2006. Our 2007 operating results reflect the implementation of our brand management business. No revenues were earned in the first ten months of 2006 in connection with our brand management business.

Loss from continuing operations before income taxes of $5.2 million in 2006 increased $1.6 million, or 45% in 2006, from a loss of $3.6 million in 2005. The increase in the amount of the loss primarily reflects increases in SG&A costs and stock based compensation following the acquisition of UCC Capital and increased restructuring charges related to the relocation of our headquarters from Baltimore, Maryland to New York City, partially offset by $1.9 million of royalty and franchise revenues and increases in interest income and other income. As discussed above, we recorded revenue from continuing operations for only seven weeks of 2006 (after the November 7, 2006 acquisition of TAF), while we incurred expenses for the entire year and also incurred expenses associated with the process of transitioning to a new senior management team (following the completion of the UCC Capital acquisition).

Royalty, Licensing and Franchise Fee Revenues

We recognized $34.6 million (as restated) in revenues in 2007 as compared to $1.9 million in revenues for 2006. The increase in revenues reflects full-year operating revenues for TAF and partial year operating revenues for Bill Blass (acquired in February 2007), Waverly (acquired in and May 2007), MaggieMoo’s (acquired in February 2007), Marble Slab Creamery (acquired in February 2007), Pretzel Time (acquired in August 2007) and Pretzel Maker (acquired in August 2007), compared to our ownership of only TAF in 2006 for a total of seven weeks. Of the $34.6 million (as restated) in revenues recognized in 2007, $15.7 million (as restated) related to royalty revenues, $3.5 million (as restated) related to franchise fees, and $15.4 million (as restated) related to licensing revenues. In 2006, $1.2 million in revenues were from royalty revenues and $749,000 was from franchise fees. Royalty and licensing revenues are recorded as they are earned and become receivable from franchisees. Franchise fee revenue is recognized when all initial services are performed, which is generally considered to be upon the opening of the applicable store under a single-store franchise agreement or upon the opening of the first store under a multi-store development agreement.

As discussed above, all revenues from the MBS and the mobile and wireless communications businesses that we sold have been reclassified to discontinued operations and are included in income (loss) from discontinued operations.  As a result, we do not compare revenue in 2006 to 2005.

Total Operating Expenses

Operating expenses of $32.6 million (as restated) in 2007 reflect an increase of $22.2 million, or 213%, from $10.4 million in 2006. The increase in operating expenses is primarily due to a $19.9 million increase in SG&A expenses, a $2.2 million increase in professional fees, a $1.2 million increase in depreciation and amortization, all reflecting the impact of the acquisitions we made in 2007, partially offset by a $1.1 million decrease in restructuring charges from 2006 related to the relocation of our headquarters from Baltimore, Maryland to New York City and the transition of our senior management team.

Operating expenses of $10.4 million in 2006 increased $5.2 million, or 99% in 2006, from $5.2 million in 2005. The increase primarily reflects an increase in SG&A costs and stock based compensation following the acquisition of UCC Capital, and increased restructuring charges.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of compensation, stock compensation expense and personnel related costs, rent, facility related support costs, travel and advertising.

Corporate SG&A expenses increased $5.7 million, or 79%, to $13.0 million (as restated) in 2007 from $7.3 million in 2006. The increase primarily reflects additional costs resulting from the hiring of corporate staff to support our acquisition activity, stock compensation expense and growth of the Company. In accordance with accounting rules, included in Corporate SG&A expense for 2007 is $408,000 of state tax expense. This is included in SG&A because it is based on a capital tax and not income tax. Additionally, we recorded SG&A expenses for our brands of $14.7 million (as restated), an increase of $14.2 million from $0.5 million in 2006. Of the $14.7 million (as restated) of brand related SG&A expenses in 2007, $5.0 million related to our QSR segment, $5.7 million related to our Retail Franchising segment, and $4.0 million related to our Consumer Branded Products segment. Personnel employed by the Company increased from 36 employees to 107 employees as of December 31, 2007 as a result of our acquisitions.

SG&A expenses increased $4.1 million, or 112%, to $7.7 million in 2006 from $3.6 million in 2005. The increase primarily reflects additional costs resulting from our acquisitions of UCC Capital, TAF, and stock compensation expense.  Excluding these acquisitions, SG&A expenses would have decreased $800,000. The primary drivers of the increase relate to personnel related costs at UCC Capital and TAF which we did not own in 2005. The personnel hired through the UCC Capital acquisition comprised the new executive and management team and the majority of our corporate staff as of December 31, 2007.

Stock Compensation Expense

We adopted SFAS No. 123R, “Share-Based Payment,” in the first quarter of 2006. Accordingly, we began to recognize compensation expense over the service period for the fair value of all equity based award grants issued after January 1, 2006, as well as expense attributable to the remaining service period for all prior grants that had not fully vested by that date.  Stock based compensation expense is included in Corporate SG&A expenses.

Stock based compensation expense of $4.3 million (as restated) in 2007, an increase of $2.7 million as compared to an expense of $1.6 million in 2006, reflects the expense associated with granting options and warrants to purchase shares. The increase results from the granting of a total of approximately 7.1 million options and warrants in 2007 and 2006. Substantially all of the options granted in 2006 were granted from June through the end of the year, therefore the increase in stock compensation expense in 2007 over 2006 was due to the options being outstanding for a full year in 2007 and only a portion of the year in 2006.  These options and warrants were issued to provide long-term incentive packages to new executives and other senior managers that we hired in 2007 and 2006, including individuals who were employed by UCC Capital, TAF, Bill Blass, Marble Slab Creamery, and Waverly prior to their acquisition by us and warrants to the sellers of TAF, Bill Blass, MaggieMoo’s, Waverly, Pretzel Time and Pretzelmaker. Stock compensation expense of $1.6 million and $76,000 in 2006 and 2005, respectively, represents the cost associated with the grants of restricted stock and increased approximately $1.5 million from 2005 to 2006. In 2005, stock compensation expense was recorded using the intrinsic-value method. See Note 3 to our Consolidated Financial Statements.

Professional Fees

Corporate professional fees of $1.6 million (as restated), $1.0 million and $1.4 million in 2007, 2006 and 2005, respectively, represent the costs of outside professionals, primarily related to legal expenses associated with our public reporting, compliance, and corporate finance activities, and accounting fees related to auditing and tax services. Professional fees related to our brands of $1.7 million (as restated) in 2007, an increase of approximately $1.6 million from 2006, include accounting fees and legal expenses associated with franchising activities, trademark and copyright maintenance. The increase in professional fees reflects the increased costs of compliance and auditing associated with the growth of the Company and the integration of acquisitions.

Depreciation and Amortization

Depreciation expenses arise from property and equipment purchased for use in our operations. Amortization costs arise from intangible assets acquired in acquisitions.

Depreciation and amortization increased $1.2 million (as restated), or 252%, to $1.7 million in 2007 from $0.5 million in 2006. The increase primarily reflects the amortization of intangible assets related to a non-compete agreement with our former chief executive officer, and amortization of intangibles of franchise agreements, license agreements, and master development agreements related to the TAF, Bill Blass, Marble Slab Creamery, MaggieMoo’s, Waverly, Pretzel Time and Pretzelmaker acquisitions.

Interest Income

Interest income of $2.1 million (as restated) in 2007, a decrease of $0.5 million, or 20%, from $2.6 million in 2006, primarily reflects the interest earned on our cash balances. Interest income increased $1.1 million or 78% to $2.6 million in 2006 from $1.5 million in 2005. The amounts recognized in each year reflect interest earned on our cash balances. In part of 2006 and in all of 2005, most of our available cash was invested in MBS, and earnings on such investments are reported in the results of discontinued operations.

Interest Expense

Interest expense was $5.1 million (as restated) in 2007 reflecting interest incurred in connection with our borrowings under the Original BTMUCC Credit Facility (see Note 9 – Long-Term Debt (As Restated) to our Consolidated Financial Statements), and $186,000 of imputed interest related to a long-term agreement liability assumed with the TAF acquisition, which expires in 2028. We had no outstanding borrowings under the Original BTMUCC Credit Facility prior to 2007. The Company did not incur interest expense in 2006 or 2005.

Other Income (Expense)

Other income of $288,000 (as restated) in 2007, a decrease of $412,000 from $700,000 in 2006, primarily reflects loan servicing revenue. The Company acquired UCC Capital in June 2006, and UCC Capital serviced a portfolio of loans. As a result, the Company’s operating results for the second half of 2006 and all of 2007 include loan servicing revenue derived from loans initiated and/or serviced by UCC Capital. Other income in 2007 also includes recoveries of $49,000 received from a venture capital investment, which had been written off in 2002. We record these recoveries as we receive them as the extent of future payments, if any, cannot be readily determined. Other income of $700,000 in 2006 primarily reflects $525,000 of payments received from a venture capital investment, which we wrote-off in 2002. We also recorded $148,000 of loan servicing revenue received by UCC Capital in 2006. The loan servicing activity ceased in 2008 as the underlying loans were repaid.

Minority Interest

Minority interest expense of $269,000 for 2007 represents approximately 10% of the after tax net income attributable to the Bill Blass licensing business which was owned 90% by NexCen Holding Corp. and 10% by Designer Equity Holdings, LLC (“DEHC”). DEHC is an affiliate of Designer License Holding, LLC, a licensee of the Bill Blass trademark. We acquired the Bill Blass licensing business in February 2007. In February 2008, the Company repurchased one half of DEHC’s minority interest in Bill Blass Jeans. In December 2008, the Company sold the Bill Blass licensing business. See Note 25 – Subsequent Events (As Restated) to the Consolidated Financial Statements for additional information.

Income Taxes

We recorded a current income tax expense in 2007 of $283,000 (as restated). This reflects approximately $255,000 (as restated) of foreign taxes withheld on franchise royalties received from franchisees located outside of the United States in accordance with tax treaties between the United States and the respective foreign countries, and $28,000 (as restated) of state income tax expense. The combined federal and state deferred tax expense of $3.0 million (as restated) for 2007 results primarily from timing differences relating to the amortization of trademarks. Trademarks are amortized over fifteen years for tax purposes.  However, under GAAP, there is no amortization for book purposes. The Company is not permitted to offset this deferred tax expense against the deferred tax assets that we accumulated because the deferred tax expense relates to an indefinite-lived asset that is not anticipated to reverse in the same period. The Company expects that cash paid for income taxes for 2007 and in future years will be lower due to the amortization of trademarks for tax purposes, interest expense and the availability of net operating loss carry-forwards. The Company anticipates that we will be subject to foreign taxes withheld at the source, which are based on gross revenue, and certain state and local income taxes.

Under GAAP, we are not able to offset our deferred tax liabilities relating to amortization differences with our deferred tax assets attributable primarily to our tax loss carry-forwards until such time as we have satisfied GAAP requirements that there exists objective evidence of our ability to generate sustainable taxable income from our operations. As we have a history of losses, we have not satisfied this requirement as of December 31, 2007 or as of December 31, 2008. Even if we are able to report net income in 2009 and beyond, we may not satisfy this accounting requirement over the next several quarters (and perhaps longer) since continued amortization of trademarks in future periods may generate additional tax losses. Deferred income tax expense is not a cash expense, but is required to be recorded under GAAP to reflect tax assets or liabilities resulting from timing differences in determining net income and taxable income under GAAP. We are able to use our accumulated net tax loss carry-forwards in preparing our tax returns to reduce or eliminate our current cash tax obligations. When we are permitted under GAAP to offset the deferred tax liability against the deferred tax asset resulting from our accumulated tax loss carry-forwards, we will do so.

As discussed in Item 1 – Business, under the caption “Tax Loss Carry-forwards and Limits on Ownership of Our Common Stock,” our net tax loss carry-forwards also may not offset state, local and foreign tax liabilities, and we may remain subject to federal alternative minimum taxes. Our state, local and foreign tax position is discussed in Note 10 to our Consolidated Financial Statements, and the $283,000 expense for 2007 reflects primarily the net amount of current state, local and foreign taxes incurred in 2007. Our continuing operations were not subject to any alternative minimum tax in 2007. If our continuing operations generate taxable income in the future, we expect to record current tax liabilities for state, local, foreign and federal alternative minimum taxes, as our net tax loss carry-forwards may not offset all of such tax liabilities. We cannot yet estimate the effective tax rate that would result from these taxes, though we expect them to result in a modest overall effective tax rate.

Our income (loss) from discontinued operations included no net tax expense in 2005 as there was a net loss in that year, a net tax expense of $64,000 in 2006 attributable to the application of the alternative minimum tax, and a net tax benefit of $38,000 in 2007 resulting from a refund relating to prior years.

Discontinued Operations

During 2007, net losses from discontinued operations of $548,000 (as restated), or a loss of $0.01 per share, reflects settlement costs, legal fees and other costs of $508,000 incurred in connection with litigation related to the transportation business sale, partially offset by the reversal of $647,000 in sales tax liabilities where the statute of limitations has expired and includes tax settlements with three states related to income tax and voluntary disclosure events, related to our former mobile and wireless communications businesses. In 2007, the Company recorded settlements in the amount of $600,000 relating to the transportation business sale and $125,000 relating to a legacy UCC Capital litigation, both of which are discussed in Note 13 to our Consolidated Financial Statements.

FINANCIAL CONDITION

Historic Sources and Uses of Cash

Since 2005, our primary sources of funding have been cash flows from operations and borrowings under long-term debt agreements.  Funds were used for working capital requirements, capital expenditures and business acquisitions.

Although we had $83.5 million of cash on hand as of December 31, 2006, we concluded that securing an additional source of liquidity was important to ensure our continued ability to fund acquisitions and the expansion of our business. Accordingly, on March 12, 2007 we entered into the Original BTMUCC Credit Facility for a total of $150 million, the terms of which are discussed in Note 9 – Long-Term Debt (As Restated) to our Consolidated Financial Statements.

The following table reflects use of net cash for operations, investing, and financing activities:

(IN THOUSANDS)	2007 (As Restated)	2006	2005
Net cash (used in) provided by operating activities	$(3,407)	$(890)	$2,128
Net cash (used in) provided by investing activities	(146,173)	217,609	(195,708)
Net cash provided by (used in) financing activities	112,613	(134,275)	133,949
Net (decrease) increase in cash and cash equivalents	$(36,967)	$82,444	$(59,631)

Net cash used in operating activities was $3.4 million (as restated) in 2007, compared to net cash used in operating activities of $890,000 and net cash provided by operating activities of $2.1 million for 2006 and 2005, respectively. The cash used in operating activities in 2007 is primarily a result of increases in trade receivables, prepaid expenses and other assets reflecting growth in the businesses we acquired. The cash used in and provided by operating activities in 2006 and 2005 reflected the results of our discontinued operations and our corporate expenses (primarily in 2006 and entirely in 2005).  In 2006, we owned UCC Capital for six months and TAF for seven weeks.

Net cash used in investing activities was $146.2 million (as restated) in 2007 and primarily resulting from the acquisitions of Bill Blass, Marble Slab Creamery, MaggieMoo’s, Waverly, Pretzel Time, and Pretzelmaker.  Net cash provided by investing activities of $217.6 million for 2006, primarily reflects $253.6 million of MBS sales and principal repayments, partially offset by $43.2 million of cash used in the acquisitions of UCC Capital and TAF. Net cash used in investing activities of $195.7 million for 2005, primarily related to $387.4 million used to purchase MBS, partially offset by $84.8 million of principal repayments on our MBS and proceeds from the sale of $107.0 million of MBS.

Net cash provided by financing activities in 2007 of $112.6 million (as restated) primarily reflects borrowing on the Original BTMUCC Credit Facility which is discussed in Note 9 – Long-Term Debt (As Restated) to our Consolidated Financial Statements, as well as the funds received by the Company from the sale of minority interest in Bill Blass Jeans, LLC as discussed in Note 19 to our Consolidated Financial Statements. Net cash used in financing activities in 2006 of $134.3 million primarily reflects the repayment of short-term repurchase agreements that were used to fund MBS investments. Net cash provided by financing activities in 2005 of $133.9 million primarily related to the funding we received through repurchase agreements to purchase MBS.

As of December 31, 2007, we had available cash and cash equivalents on hand of approximately $46.6 million (as restated).

In January 2008, we used approximately $20.0 million of this balance in connection with the acquisition of Great American Cookies.  For the remaining purchase price, the Company and BTMUCC entered into the January 2008 Amendment. As discussed in detail in Note 9 – Long-Term Debt (As Restated) to our Consolidated Financial Statements, the January 2008 Amendment allowed us to borrow an additional $70 million but increased debt service payments to BTMUCC and reduced the amount of cash flow available to the Company to cover operating expenses. Specifically, the amendment required $35 million of the principal amount of the additional borrowings to be reduced to $5 million by October 17, 2008. The increased debt service obligations and the accelerated redemption feature of the January 2008 Amendment raised significant concerns about the Company’s liquidity and capital resources and led us to believe that there was substantial doubt about the Company’s ability to continue as a going concern. Based on preliminary projections as of May 2008, the Company expected that, without changes to the terms of the January 2008 Amendment or other measures that would have enhanced our liquidity, the Company would have faced a cash shortfall of approximately $7-10 million by October 2008 and also would have needed additional cash to make the required principal payment on October 17, 2008 then estimated to be approximately $21 million. As discussed immediately below, the Company took several steps to restructure the Original BTMUCC Credit Facility and the January 2008 Amendment to address the Company’s financial position and specifically the liquidity concerns associated with the January 2008 Amendment.

Current Liquidity and Capital Resources

As a result of the August 15, 2008 comprehensive restructuring of the Original BTMUCC Credit Facility and the January 2008 Amendment and subsequent amendments in 2008 and 2009, as well as actions taken to restructure the Company and reduce our recurring operating expenses, we improved our cash flow and, in general, the Company’s financial condition. Under the Current Credit Facility, we deferred to 2011 and thereafter much of our principal repayment obligations and certain of our interest obligations. We also anticipate a meaningful reduction in interest expense in 2009 based on (i) the Company’s reduced debt level following the sales of Waverly and Bill Blass in late 2008 and the further paydown of debt in August 2009 (ii) the amendment to the bank credit facility in early 2009 that reduced the fixed interest rate applicable to certain Company debt, and (iii) the low variable rates currently applicable to other portions of our debt. We also restructured our credit facility to provide us with monthly, rather than quarterly, cash distributions from our operating revenues that are held in lock-box accounts until distributed pursuant to the terms of the Current Credit Facility. We use these distributions, which are net of required debt service payments, to pay our operating expenses and for other purposes permitted by the terms of our Current Credit Facility. Any excess monies after paying operating expenses and capital expenses permitted under the Current Credit Facility are required to be applied to pay down the outstanding principal under our Current Credit Facility. Starting in May 2008, we also took immediate actions to reduce the Company’s recurring operating expenses, including a headcount reduction of non-essential staff, thereby significantly decreasing our monthly cash SG&A expenses as compared to April 30, 2008. As a result of these changes, we have access to more cash more frequently to cover our reduced recurring operating expenses and pay principal payments on our debt. See Note 9 – Long-Term Debt (As Restated) to the Consolidated Financial Statements for details regarding our Current Credit Facility.

As of December 31, 2008, we had approximately $8.3 million cash on hand. We anticipate that cash generated from operations will provide us with sufficient liquidity to meet the expenses related to ordinary course operations, including our debt service obligations, for at least the next twelve months. Nonetheless, market and economic conditions may worsen and negatively impact our franchisees and our ability to sell new franchises. As a result, our financial condition and liquidity as of December 31, 2008 raise substantial doubt about our ability to continue as a going concern. We are highly leveraged; we have no additional borrowing capacity under the Current Credit Facility; and the cash generated by operations is subject to lock-box restrictions. Accordingly, we continue to have uncertainty with respect to our ability to meet non-ordinary course expenses or expenses beyond certain total limits, which are not permitted to be paid out of cash generated from operations under the terms of the Current Credit Facility, but instead must be paid out of cash on hand. If we are not able to generate sufficient cash from operations to pay our debt service obligations and all of our expenses, we would defer, reduce or eliminate our expenditures, which may negatively impact our operations. Alternatively, we would seek to restructure or refinance our debt, but there can be no guarantee that BTMUCC would agree to any further restructuring or refinancing plans.

Our Current Credit Facility also contains numerous affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, fundamental changes, asset sales, acquisitions, capital and other expenditures, common stock repurchases, dividends and other payments affecting subsidiaries, and sale and leaseback transactions. The Company’s failure to comply with the financial and other restrictive covenants could result in a default under our Current Credit Facility, which could then trigger among other things BTMUCC’s right to accelerate all payment obligations, foreclose on virtually all of the assets of the Company and take control of all of the Company’s cash flow from operations. (See Note 9 – Long-Term Debt (As Restated) to the Consolidated Financial Statements for details regarding the security structure of the debt.) In addition, our Current Credit Facility contains provisions whereby our lender has the right to accelerate all principal payment obligations upon a “material adverse change,” which is broadly defined as the occurrence of any event or condition that, individually or in the aggregate, has had, is having or could reasonably be expected to have a material adverse effect on (i) the collectability of interest and principal on the debt, (ii) the value or collectability of the assets securing the debt, (iii) the business, financial condition, or operations of the Company or its subsidiaries, individually or taken as a whole, (iv) the ability of the Company or its subsidiaries to perform its respective obligations under the loan agreements, (v) the validity or enforceability of any of the loan documents, and (iv) the lender’s ability to foreclose or otherwise enforce its interest in any of the assets securitizing the debt. To date, BTMUCC has not invoked the “material adverse change” provision or otherwise sought acceleration of our principal payment obligations.

We believe that we have a good relationship with our lender, and the Company has received waivers and/or amendments from BTMUCC (without concessions from the Company) since the restructuring of the debt in August 2008, including reduction of interest rates, deferral of scheduled principal payment obligations and certain interest payments, waiver and extension of time related to the obligations to issue dilutive warrants, allowance of certain payments to be excluded from debt service obligations, as well as relief from debt coverage ratio requirements, certain capital and operating expenditure limits, certain loan-to-value ratio requirements, certain free cash flow margin requirements, and the requirement to provide financial statements by certain deadlines. In light of these amendments and waivers, we believe it is unlikely that the Company will need to seek additional material waivers or amendments or otherwise default on our Current Credit Facility through June 30, 2010.

Contractual Obligations

The following table reflects our contractual commitments, including our future minimum lease payments as of December 31, 2007. The only adjustment that this chart reflects from the chart included in the Original 10-K is in the amount of an earn-out associated with the acquisition of MaggieMoo’s, which is included in Purchase Obligations (restated).

	Payments due by period (in thousands)
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 years
Long-Term Debt(a)	$109,578	$6,340	$30,017	$65,856	$7,365
Capital Lease Obligations(b)	48	27	21	-	-
Operating Leases (c)	16,303	1,821	3,679	3,731	7,072
Purchase Obligations (Restated) (d)	5,970	5,970	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP (e)	3,815	1,562	869	49	1,335
Total	$135,714	$15,720	$34,586	$69,636	$15,772

(a)
Amounts included in this chart are based on long-term indebtedness as of December 31, 2007, which relates to the outstanding borrowings under the Original BTMUCC Credit Facility. We entered into the January 2008 Amendment increasing our indebtedness by $70 million, then comprehensively restructured the facility in August 2008, partially paid down the facility with the proceeds from the sales of the Bill Blass and Waverly businesses in late 2008 and further paid down debt in August 2009, and entered into amendments to the facility in late 2008 and 2009, all of which impacted our long-term debt obligations.  See Note 9 – Long-Term Debt (As Restated) to our Consolidated Financial Statements.  Accordingly, the amounts shown above do not reflect events subsequent to December 31, 2007, which have increased our payment obligations and altered maturities. See Note 9 – Long-Term Debt (As Restated) under the caption “Subsequent Events” for details regarding the amount and maturity dates of our outstanding indebtedness under the Current Credit Facility.

(b)	Capital Lease Obligations includes primarily a lease for computer hardware assumed pursuant to the MaggieMoo’s acquisition.
(c)
Operating lease obligations includes primarily our real estate leases for our corporate headquarters, our Bill Blass showroom located in New York City (for which we remained obligated until we assigned the lease on June 11, 2009), our Waverly showroom located in New York City (which we have subleased through the lease expiration) and our Norcross, Georgia franchise management facility. We also remained obligated as of December 31, 2007 under certain leases for facilities we no longer use in Houston, Texas (which we subleased through the lease expiration) and Marlborough, Massachusetts (which we subleased and which lease expired by its terms on August 31, 2008). See Item 2 – Properties for additional information.

(d)
Purchase obligations represent cash consideration in the amount of (i) $5.0 million (in the form of two promissory notes excluding interest) payable on February 29, 2008 with respect to the acquisition of Marble Slab Creamery, (ii) approximately $840,000 (restated) pursuant to an earn-out provision with respect to the acquisition of MaggieMoo’s, payable on March 31, 2008 and (iii) $130,000 of MaggieMoo’s initial cash consideration held back for certain potential post-acquisition adjustments, payable on March 31, 2008. With respect to the Marble Slab Creamery purchase obligation, $4.75 million of the $5.0 million (excluding interest) of previously unpaid consideration was paid in 2008 pursuant to a settlement agreement as a full and final resolution of the disputes between the parties. The earn-out with respect to the acquisition of MaggieMoo’s has not yet been paid due to on-going disputes between the parties. The MaggieMoo’s earn-out was previously calculated at $526,581 but has been revised as a result of the adjustments to our Consolidated Financial Statements which affected the earn-out calculation. The $130,000 of MaggieMoo’s deferred cash consideration was paid in March 2009.

(e)
Other long–term liabilities include: (a) the expected net present value of guaranteed lease obligations we assumed in connection with our acquisition of MaggieMoo’s, related to the leases of franchisees that we guarantee and (b) the net present value of a long-term compensation arrangement with a franchisee of TAF. We have not included contracts for maintenance support on hardware or software that we own because we generally pay in advance for these services and have the option of choosing whether or not to renew these services each year.

Off Balance Sheet Arrangements

The Company maintains advertising funds in connection with our franchised brands (“Marketing Funds”). The Marketing Funds are funded by franchisees pursuant to franchise agreements. These Marketing Funds are considered separate legal entities from the Company and are used exclusively for marketing of the respective franchised brands. Athletes Foot Marketing Support Fund, LLC (“TAF MSF”) is a Marketing Fund for the TAF brand. Historically, on an as needed basis, the Company advanced funds to the TAF MSF under a loan agreement. The terms of the loan agreement include a borrowing rate of prime (on the date of the loan) plus 2%, and repayment by the TAF MSF with no penalty, at any time. As of December 31, 2007 and 2006, the Company had receivable balances of $1.4 million and $350,000 from the TAF MSF, respectively. The Company does not consolidate this or other Marketing Funds under FIN-46(R) –“Variable Interest Entities.” For further discussion of Marketing Funds, see Note 3(m) to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks, which exist as part of our ongoing business operations. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in these forward-looking statements.

Interest Rate Risk

Our primary exposure to market risk is to changes in interest rates on our long-term debt. As of December 31, 2008, the Company had outstanding borrowings of $142.2 million with BTMUCC in three separate tranches: (1) approximately $86.3 million of Class A Franchise Notes, (2) approximately $41.7 of Class B Franchise Notes and (3) $14.2 million of a Deficiency Note. On August 6, 2008, the Company paid down $5 million of the Class B Franchise Notes. (For additional information regarding the debt as of December 31, 2008 and as of the date of this Second Amendment, see Note 9 – Long-Term Debt (As Restated) and Note 25 – Subsequent Events (As Restated) to the Consolidated Financial Statements.) The Class B Franchise Notes and the Deficiency Note both bear a fixed interest rate. However, the Class A Franchise Notes, representing approximately 61% of the outstanding debt, bear interest at LIBOR plus 3.75% per year through July 31, 2011 and then LIBOR plus 5% per year thereafter until maturity on July 31, 2013.  Although LIBOR rates fluctuate on a daily basis, our LIBOR rate resets monthly on the 15th day of each month.

We are subject to interest rate risk on our rate-sensitive financing to the extent interest rates change. Our fixed and variable rate debt as of December 31, 2008 and 2007 is shown in the following table (in millions).

	As of December 31,
	2008	% of Total	2007	% of Total
Fixed Rate Debt	$55.9	39%	-	0%
Variable Rate Debt	86.3	61%	$109.6	100%

Total long-term debt	$142.2	100%	$109.6	100%

The estimated fair value of the Company’s long-term debt as of December 31, 2008 was approximately $101 million.  As of December 31, 2007, the estimated fair value of debt approximated the carrying value.

A change in LIBOR can have material impact on our interest expense and cash flows. Based upon the principal balance as of December 31, 2008, a 1% increase in LIBOR would result in additional $0.9 million in interest expense per year, while a 1% decrease in LIBOR would reduce interest expense per year by $0.9 million interest per year. We did not in 2007 or 2008, and do not currently, utilize any type of derivative instruments to manage interest rate risk. If our lender requests it, however, we will be obligated to hedge the interest rate exposure on our outstanding debt if LIBOR exceeds 3.5%.

Foreign Exchange Rate Risk

The Company is exposed to fluctuations in foreign currency on a limited basis due to our international franchisees that transact business in currencies other than the U.S. dollar. However, the overall exposure to foreign exchange gains and losses is not expected to have a material impact on the consolidated results of operations. Because international development fees and store opening fees are paid in U.S. dollars, our primary foreign currency exchange exposure involves continuing royalty revenue from our international franchisees, which as of December 31, 2008 was approximately $3.0 million or 6.4% of our total revenues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

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

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements as of and for the year ended December 31, 2007, have been restated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company faces certain liquidity uncertainties that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 20, 2008, except for the material weakness related to the management structure lacking sufficient clarity as to the roles and responsibilities of senior management that is identified in Management’s Report on Internal Control over Financial Reporting (as restated), as to which the date is August 11, 2009, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 20, 2008, except for Note 2, as to which the date is August 11, 2009

NEXCEN BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	DECEMBER 31,
	2007 (As Restated (A))	2006
ASSETS
Cash and cash equivalents	$46,569	$83,536
Trade receivables, net of allowances of $1,401 and $530	7,201	2,042
Other receivables	2,677	511
Restricted cash	5,174	—
Prepaid expenses and other current assets	3,867	2,210
Total current assets	65,488	88,299

Property and equipment, net	4,225	389
Goodwill	66,441	15,607
Trademarks	211,308	49,000
Other intangible assets, net of amortization	7,565	3,792
Deferred financing costs, net and other assets	2,927	—
Restricted cash	1,656	1,298
Total Assets	$359,610	$158,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$8,689	$3,235
Repurchase agreements and sales tax liabilities - discontinued operations	—	1,333
Restructuring accruals	13	145
Deferred revenue	4,033	40
Current portion of long-term debt	6,340	—
Acquisition related liabilities	7,360	4,484
Total current liabilities	26,435	9,237

Long-term debt	103,238	—
Deferred tax liability	26,607	218
Acquisition related liabilities	3,915	—
Other long-term liabilities	3,412	2,317
Total liabilities	163,607	11,772

Commitments and Contingencies

Minority Interest	3,040	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2007 and 2006, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 55,517,475 and 47,966,085 shares issued and outstanding as of December 31, 2007 and 2006, respectively	557	481
Additional paid-in capital	2,668,289	2,615,742
Treasury stock	(1,757)	(352)
Accumulated deficit	(2,474,126)	(2,469,258)
Total stockholders’ equity	192,963	146,613
Total liabilities and stockholders’ equity	$359,610	$158,385

(A)	Restated as described in Note 2 of the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

NEXCEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2007 (As Restated (A))	2006	2005
Revenues:
Royalty revenues	$15,722	$1,175	$—
Licensing revenues	15,399	—	—
Franchise fee revenues	3,447	749	—
Total revenues	34,568	1,924	—

Operating expenses:
Selling, general and administrative expenses:
Brands	(14,651)	(453)	—
Corporate	(12,991)	(7,261)	(3,645)
Professional fees:
Brands	(1,696)	(115)	—
Corporate	(1,606)	(1,034)	(1,444)
Depreciation and amortization	(1,660)	(471)	(159)
Restructuring charges	—	(1,079)	7
Total operating expenses	(32,604)	(10,413)	(5,241)

Operating income (loss)	1,964	(8,489)	(5,241)

Non-operating income (expense):
Interest income	2,115	2,637	1,478
Interest expense	(5,116)	—	—
Other income, net	288	700	231
Minority interest	(269)	—	—
Investment loss, net	—	—	(19)
Total non-operating income (expense)	(2,982)	3,337	1,690

Loss from continuing operations before income taxes	(1,018)	(5,152)	(3,551)
Income taxes:
Current	(283)	(81)	—
Deferred	(3,019)	—	—

Loss from continuing operations	(4,320)	(5,233)	(3,551)

Discontinued operations:
Income (loss) from discontinued operations, net of tax expense of $64 for 2006	(548)	2,358	225
Gain (loss) on sale of discontinued operations	—	755	(1,194)

Net loss	$(4,868)	$(2,120)	$(4,520)

Loss per share (basic and diluted) from continuing operations	$(0.08)	$(0.11)	$(0.08)
Income (loss) per share (basic and diluted) from discontinued operations	(0.01)	0.07	(0.02)
Net loss per share – basic and diluted	$(0.09)	$(0.04)	$(0.10)

Weighted average shares outstanding - basic and diluted	51,889	45,636	44,006

(A)	Restated as described in Note 2 of the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

NEXCEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

						UNREALIZED
			ADDITIONAL			GAIN
	PREFERRED	COMMON	PAID-IN	ACCUMULATED	TREASURY	(LOSS) ON
	STOCK	STOCK	CAPITAL	DEFICIT	STOCK	INVESTMENT	TOTAL
Balance as of December 31, 2004	$-	$440	$2,592,977	$(2,462,611)	$-	$(216)	$130,590
Net loss	-	-	-	(4,520)	-	-	(4,520)
Unrealized gain on investments available for sale	-	-	-	-	-	216	216
Total comprehensive income							4,304
Exercise of options and warrants	-	-	32	(7)	-	-	25
Stock based compensation	-	-	76	-	-	-	76
Balance as of December 31, 2005	-	440	2,593,085	(2,467,138)	-	-	126,387
Net loss	-	-	-	(2,120)	-	-	(2,120)
Total comprehensive income							(2,120)
Exercise of options and warrants	-	-	1	-	-	-	1
Common stock issued	-	41	19,479	-	-	-	19,520
Common stock repurchased	-	-	-	-	(352)	-	(352)
Stock based compensation	-	-	3,177	-	-	-	3,177
Balance as of December 31, 2006	-	481	2,615,742	(2,469,258)	(352)	-	146,613
Net loss (As Restated (A))	-	-	-	(4,868)	-	-	(4,868)
Total comprehensive income							(4,868)
Surrender of shares from cashless exercise of warrants	-	-	-	-	(1,405)	-	(1,405)
Common stock issued	-	60	43,141	-	-	-	43,201
Exercise of options and warrants	-	16	4,702	-	-	-	4,718
Stock based compensation (As Restated (A))	-	-	4,704	-	-	-	4,704
Balance as of December 31, 2007 (As Restated (A))	$-	$557	$2,668,289	$(2,474,126)	$(1,757)	$-	$192,963

(A)	Restated as described in Note 2 of the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

NEXCEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	2007 (As Restated (A))	2006	2005

Cash flows from operating activities:
Net loss from continuing operations	$(4,320)	$(5,233)	$(3,551)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	1,660	471	159
Deferred income taxes	3,019	—	—
Stock based compensation	4,287	1,632	76
Minority interest	269	—	—
Amortization of loan fees	319	—	—
Other non-cash expenses	27	—	—
Realized losses on long-term investments	—	—	19
Amortization of mortgage premiums	—	—	670
Changes in assets and liabilities, net of acquired assets and liabilities:
(Increase) in trade receivables, net of allowances	(4,822)	(791)	—
(Increase) decrease in prepaid expenses and other assets	(1,331)	(1,096)	3,112
(Increase) decrease in interest and other receivables	(1,029)	663	(818)
Increase (decrease) in accounts payable and accrued expenses	1,076	(249)	903
Increase (decrease) in restructuring accruals and other liabilities	—	314	(1,202)
(Decrease) in deferred revenue	(1,385)	—	—
Cash (used in) provided by discontinued operations for operating activities	(1,177)	3,399	2,760
Net cash (used in) provided by operating activities	(3,407)	(890)	2,128

Cash flows from investing activities:
(Increase) decrease in restricted cash	(5,532)	7,335	199
Purchase of trademarks, including registration costs	(123)	—	—
Purchases of property and equipment	(3,930)	(151)	(47)
Acquisitions, net of cash acquired	(136,588)	(43,189)	—
Sales and maturities of investments available for sale	—	—	45
Cash provided by (used in) discontinued operations in investing activities	—	253,614	(195,905)
Net cash (used in) provided by investing activities	(146,173)	217,609	(195,708)

Cash flows from financing activities:
Proceeds from sale of minority interest	2,771	—	—
Proceeds from debt borrowings	110,801	—	—
Financing costs	(3,049)	—	—
Principal payments on debt	(1,223)	—	—
Exercise of options and warrants	3,313	1	25
Purchase of treasury stock	—	(352)	—
Cash (used in) provided by discontinued operations in financing activities	—	(133,924)	133,924
Net cash provided by (used in) financing activities	112,613	(134,275)	133,949
Net (decrease) increase in cash and cash equivalents	(36,967)	82,444	(59,631)
Cash and cash equivalents, at beginning of period	83,536	1,092	60,723
Cash and cash equivalents, at end of period	$46,569	$83,536	$1,092

(A)	Restated as described in Note 2 of the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements

NEXCEN BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION AND DESCRIPTION OF THE BUSINESS

NexCen is a strategic brand management company. We commenced our brand management business in June 2006 when we acquired UCC Capital, an investment banking firm that provided financial advisory services, particularly to companies involved in monetizing intellectual property assets. In acquiring UCC Capital, our strategy was to begin building a brand management business by acquiring and operating businesses that own valuable brand assets and other intellectual property and that earn revenues primarily from the franchising or licensing of their intellectual property.

In 2007, our franchise and licensing businesses earned revenues primarily through the licensing of their valuable brands and related intellectual property to third parties. These third parties paid us licensing, franchising and other contractual fees and royalties for the right to use our intellectual property on either an exclusive or non-exclusive basis. In 2007, we received licensing, franchising and other contractual fees that included a mixture of upfront payments, required periodic minimum payments (regardless of sales volumes), and volume-dependent periodic royalties (based upon the number or dollar amount of branded products sold). Accordingly, our revenues reflected both recurring and non-recurring payment streams.

Our principal assets are, and were as of December 31, 2007, intangible assets (the trademarks and other intellectual property assets and associated goodwill related to the brands and businesses that we acquire, manage and develop) and our people. We did not have substantial tangible assets, as our business model was not designed to require significant capital investment in tangible assets.

Through the date of the Original 10-K, we had acquired nine brands, as follows:

QSR Franchising

•	MaggieMoo’s (acquired February 28, 2007)

•	Marble Slab Creamery (acquired February 28, 2007)

•	Pretzel Time (acquired August 7, 2007)

•	Pretzelmaker (acquired August 7, 2007)

•	Great American Cookies (acquired January 29, 2008)

Retail Franchising

•	The Athlete’s Foot (TAF) (acquired November 7, 2006)

•	Shoebox New York (joint venture interest acquired January 15, 2008)

Consumer Branded Products

•	Bill Blass (acquired February 15, 2007 and subsequently sold on December 24, 2008)

•	Waverly (acquired May 2, 2007 and subsequently sold on October 3, 2008)

Based on our brand holdings as of December 31, 2007 and our plans to acquire additional brands, we previously provided financial information for fiscal year 2007 in four segments: QSR Franchising, Retail Franchising, Consumer Branded Products and Corporate.  We restructured our Company in 2008 to operate in a single business segment: Franchising.

(2) RESTATEMENT

Adjustments Related to the January 2008 Amendment

The Company’s previously issued financial statements are being restated as a result of our determination that certain aspects of the January 2008 Amendment to the Original BTMUCC Credit Facility, which provided NexCen with financing for our acquisition of the Great American Cookies business, were not adequately discussed in our prior public filings. The January 2008 Amendment was entered into and went into effect in 2008 and therefore did not affect the amounts reported in the Consolidated Financial Statements as of December 31, 2007. Nonetheless, the Original 10-K contained discussions of the January 2008 Amendment in the Notes to the Consolidated Financial Statements related to “Long-Term Debt” and “Subsequent Events.” We have revised the disclosure that appeared in these portions of the Original 10-K to reflect our subsequent reconsideration of the terms of the January 2008 Amendment and their effect on the Company’s financial condition and liquidity as of the filing date of our Original 10-K, before the credit facility was restructured on August 15, 2008 and further amended in late 2008 and 2009. We also have concluded that there was substantial doubt about our ability to continue as a going concern as of December 31, 2007. As a result, Note 3 – Basis of Presentation, Note 9 – Long-Term Debt and Note 25 – Subsequent Events, have been restated.

Other Adjustments

The Company also has revised its previously issued financial statements to correct certain errors, some of which were previously identified but not recorded because they were considered immaterial and others of which were identified in the restatement process. The Company has concluded that these adjustments are not material either individually or in the aggregate. The Company’s net loss per share is not impacted by the restatement.

The effect of all restatement adjustments on our Consolidated Statement of Operations for the year ended December 31, 2007 is as follows:

Increase in net loss	$(0.	2) million or 4.7%

A summary of adjustments to the Company’s Consolidated Statement of Operations for the year ended December 31, 2007 is as follows:

Increase in total revenues	$0.	3 million
Increase in selling, general and administrative expenses	$(0.	3) million
Increase in other operating expenses	$(0.	2) million
Decrease in operating income	$(0.	2) million
Increase in loss from continuing operations	$(0.	3) million
Increase in net loss	$(0.	2) million

The effect of all restatement adjustments on our Consolidated Balance Sheet as of December 31, 2007 is as follows:

Increase in total assets	$0.	4 million or 0.1%
Increase in total liabilities	$0.	3 million or 0.2%
Increase in total equity	$0.	1 million or 0.1%

The effect of all restatement adjustments on our Consolidated Statement of Cash Flows as of December 31, 2007 is as follows:

Decrease in net cash used in operating activities	$0.	7 million or 17.9%
Increase in net cash used in investing activities	$0.	1 million or 0.0%
Decrease in net cash provided by financing activities	$0.	5 million or 0.4%

The restatement reflects corrections of errors in accounting with respect to the Consolidated Statement of Operations, Consolidated Balance Sheet, and Consolidated Statement of Cash Flows line items listed below:

	Year ended December 31, 2007
CONSOLIDATED STATEMENT OF OPERATIONS	As Previously Reported	Adjustments	As Restated
(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Revenues:
Royalty revenues	$15,289	$433	$15,722
Licensing revenues	15,542	(143)	15,399
Franchise fee revenues	3,464	(17)	3,447
Corporate revenues	-	-	-
Total revenues	34,295	273	34,568

Operating expenses:
Selling, general and administrative expenses:
Brands	(14,352)	(299)	(14,651)
Corporate	(12,977)	(14)	(12,991)
Professional fees:
Brands	(1,605)	(91)	(1,696)
Corporate	(1,552)	(54)	(1,606)
Depreciation and amortization	(1,619)	(41)	(1,660)
Total operating expenses	(32,105)	(499)	(32,604)
Operating income	2,190	(226)	1,964
Non-operating income (expense):
Interest income	2,100	15	2,115
Interest expense	(5,099)	(17)	(5,116)
Other income, net	318	(30)	288
Minority interest	(269)	-	(269)
Total non-operating income (expense)	(2,950)	(32)	(2,982)

Loss from continuing operations before income taxes	(760)	(258)	(1,018)
Income taxes:
Current	(236)	(47)	(283)
Deferred	(3,067)	48	(3,019)
Total income taxes	(3,303)	1	(3,302)
Loss from continuing operations	(4,063)	(257)	(4,320)
Discontinued operations:

Income (loss) from discontinued operations	(586)	38	(548)
Net loss	$(4,649)	$(219)	$(4,868)

Loss per share:
Loss per share (basic and diluted) from continuing operations	$(0.08)	$-	$(0.08)
Income (loss) per share (basic and diluted) from discontinued operations	(0.01)	-	(0.01)
Net loss per share - basic and diluted	$(0.09)	$-	$(0.09)

Weighted average shares outstanding - basic and diluted	51,889	-	51,889

	Year ended December 31, 2007
CONSOLIDATED BALANCE SHEET	As Previously Reported	Adjustments	As Restated
(IN THOUSANDS)
Assets
Cash & cash equivalents	$46,345	$224	$46,569
Trade receivables, net of allowances (A)	7,098	103	7,201
Other receivables	2,685	(8)	2,677
Restricted cash	5,274	(100)	5,174
Prepaid expenses and other current assets	3,871	(4)	3,867
Total current assets	65,273	215	65,488

Property and equipment, net	4,200	25	4,225
Goodwill	67,224	(783)	66,441
Trademarks	210,824	484	211,308
Other intangible assets, net of amortization	7,546	19	7,565
Deferred financing costs, net of other assets	2,484	443	2,927
Restricted cash	1,656	-	1,656
Total Assets	$359,207	$403	$359,610

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$7,871	$818	$8,689
Repurchase agreements and sales tax liabilities - discontinued operations	-	-	-
Restructuring accruals	13	-	13
Deferred revenue	3,976	57	4,033
Current portion of long-term debt	6,340	-	6,340
Acquisition related liabilities	7,173	187	7,360
Total current liabilities	25,373	1,062	26,435

Long-term debt	103,238	-	103,238
Deferred tax liability	27,719	(1,112)	26,607
Acquisition related liabilities	3,785	130	3,915
Other long-term liabilities	3,239	173	3,412
Total liabilities	163,354	253	163,607

Minority Interest	3,040	-	3,040

Stockholders' equity:
Preferred stock	-	-	-
Common stock	557	-	557
Additional paid-in capital	2,667,920	369	2,668,289
Treasury stock	(1,757)	-	(1,757)
Accumulated deficit	(2,473,907)	(219)	(2,474,126)
Stockholders' equity	192,813	150	192,963
Total liabilities and stockholders' equity	$359,207	$403	$359,610
(A)	Included within the adjustment to trade receivables, net of allowance was an adjustment to the allowance for doubtful accounts of approximately $228,000.

	Year ended December 31, 2007
CONSOLIDATED STATEMENT OF CASH FLOWS	As Previously Reported	Adjustments	As Restated
(IN THOUSANDS)
Net loss from continuing operations	$(4,063)	$(257)	$(4,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	1,619	41	1,660
Deferred income taxes	3,067	(48)	3,019
Stock based compensation	4,215	72	4,287
Minority interest	269	-	269
Amortization of loan fees	309	10	319
Other non-cash expenses	-	27	27
Changes in assets and liabilities, net of acquired assets and liabilities:
Increase in trade receivables, net of allowances	(4,719)	(103)	(4,822)
Increase in prepaid expenses and other assets	(1,333)	2	(1,331)
Increase in interest and other receivables	(1,039)	10	(1,029)
Increase in accounts payables and accrued expenses	219	857	1,076
Decrease in deferred revenues	(1,478)	93	(1,385)
Cash used in discontinued operations for operating activities	(1,215)	38	(1,177)
Net cash used in operating activities	(4,149)	742	(3,407)
Cash flows from investing activities:
Increase in restricted cash	(5,632)	100	(5,532)
Purchases of trademarks, including registration costs	_	(123)	(123)
Purchases of property and equipment	(3,905)	(25)	(3,930)
Acquisitions, net of cash acquired	(136,569)	(19)	(136,588)
Net cash used in investing activities	(146,106)	(67)	(146,173)
Cash flows from financing activities:
Proceeds from sale of minority interest	2,771	-	2,771
Proceeds from debt borrowing	110,801	-	110,801
Financing costs	(2,598)	(451)	(3,049)
Principal payments on debt	(1,223)	-	(1,223)
Exercise of options and warrants	3,313	-	3,313
Net cash provided by financing activities	113,064	(451)	112,613
Net decrease in cash and cash equivalents	(37,191)	224	(36,967)
Cash and cash equivalents, at beginning of period	83,536	-	83,536
Cash and cash equivalents, at end of period	$46,345	$224	$46,569

Notes affected by the restatement are Notes 3(d) – Cash and Cash Equivalents (As Restated); Note 3(e) – Trade Receivables and Allowance for Doubtful Accounts (As Restated); Note 6 – Property and Equipment (As Restated); Note 7 – Goodwill, Trademarks and Intangible Assets (As Restated); Note 8 – Accounts Payable and Accrued Expenses (As Restated); Note 9 – Long-Term Debt (As Restated); Note 10 – Income Taxes (As Restated); Note 12 – Stock Based Compensation (As Restated); Note 14 (a) and 14 (d) – Commitments and Contingencies (As Restated); Note 15 – Discontinued Operations (As Restated); Note 16 – Quarterly Financial Information (As Restated) (Unaudited); Note 19 – Acquisition of Bill Blass (As Restated); Note 20 – Acquisitions of Marble Slab Creamery and MaggieMoo’s (As Restated); Note 21 – Acquisition of Waverly (As Restated); Note 22 – Acquisition of Pretzel Time and Pretzelmaker (As Restated); Note 23 – Pro Forma Information Related To The Acquisitions (As Restated) (Unaudited); Note 24 – Segment Reporting (As Restated); and Note 25 – Subsequent Events (As Restated).

(3) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

In connection with the acquisition of Great American Cookies in January 2008, we used approximately $20.0 million of the $46.6 million of cash and cash equivalents that the Company had on hand as of December 31, 2007. For the remaining purchase price, the Company and BTMUCC entered into the January 2008 Amendment to the Original BTMUCC Credit Facility. As discussed in detail in Note 9 – Long-Term Debt (As Restated) to our Consolidated Financial Statements, the January 2008 Amendment allowed us to borrow an additional $70 million but increased debt service payments to BTMUCC and reduced the amount of cash flow available to the Company to cover operating expenses. Specifically, the amendment required $35 million of the principal amount of the additional borrowings to be reduced to $5 million by October 17, 2008. The increased debt service obligations and the accelerated redemption feature of the January 2008 Amendment raised significant concerns about the Company’s liquidity and capital resources and led us to believe that there was substantial doubt about the Company’s ability to continue as a going concern. Based on preliminary projections as of May 2008, the Company expected that, without changes to the terms of the January 2008 Amendment or other measures that would have enhanced our liquidity, the Company would have faced a cash shortfall by October 2008 and also would have needed additional cash to make the required principal payment on October 17, 2008 then estimated to be approximately $21 million.

As a result of the August 15, 2008 comprehensive restructuring of the Original BTMUCC Credit Facility and the January 2008 Amendment and subsequent amendments in 2008 and 2009, as well as actions taken to restructure the Company and reduce our recurring operating expenses, we improved our cash flow and, in general, the Company’s financial condition. Under the Current Credit Facility, we deferred to 2011 and thereafter much of our principal repayment obligations and certain of our interest obligations. We also restructured our credit facility to provide us with monthly, rather than quarterly, cash distributions from our operating revenues that are held in lock-box accounts until distributed pursuant to the terms of the Current Credit Facility. We use these distributions, which are net of required debt service payments, to pay our operating expenses and for other purposes permitted by the terms of our Current Credit Facility. Any excess monies after paying operating expenses and capital expenses permitted under the Current Credit Facility are required to be applied to pay down the outstanding principal under our Current Credit Facility. Starting in May 2008, we also took immediate actions to reduce the Company’s recurring operating expenses, including a headcount reduction of non-essential staff, thereby significantly decreasing our monthly cash selling, general and administrative expenses as compared to April 30, 2008. As a result of these changes, we have access to more cash more frequently to cover our reduced recurring operating expenses and pay principal payments on our debt. See Note 9 – Long-Term Debt (As Restated) to the Consolidated Financial Statements for details regarding our Current Credit Facility.

We anticipate that cash generated from operations will provide us with sufficient liquidity to meet the expenses related to ordinary course operations, including our debt service obligations, for at least the next twelve months. Nonetheless, market and economic conditions may worsen and negatively impact our franchisees and our ability to sell new franchises. As a result, our financial condition and liquidity raise substantial doubt about our ability to continue as a going concern. We are highly leveraged; we have no additional borrowing capacity under the Current Credit Facility; and the cash generated by operations is subject to lock-box restrictions. Accordingly, we continue to have some uncertainty with respect to our ability to meet non-ordinary course expenses or expenses beyond certain total limits, which are not permitted to be paid out of cash generated from operations under the terms of the Current Credit Facility, but instead must be paid out of cash on hand. If we are not able to generate sufficient cash from operations to pay our debt service obligations and our expenses, we would defer, reduce or eliminate our expenditures, which may negatively impact our operations. Alternatively, we would seek to restructure or refinance our debt, but there can be no guarantee that BTMUCC would agree to any further restructuring or refinancing plans.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern.

(a) PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and our majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Consolidated Financial Statements do not include the accounts or operations of certain brand and marketing funds. See Note 3 (m).

(b) RECLASSIFICATIONS AND REVISIONS

Certain 2006 and 2005 amounts have been reclassified to conform to the current year presentation. All 2006 and 2005 activity related to our mortgage-backed securities (“MBS”) business has been classified as discontinued operations. None of these reclassifications had a material effect on the Company’s Consolidated Financial Statements.

For the year ended December 31, 2006, the Company also reclassified changes in restricted cash as cash flows from investing activities. For the years ended December 31, 2006 and 2005 the Company has separately disclosed the operating, investing and financing portions of the cash flows attributed to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. The Company also reclassified changes in restricted cash as cash flows from investing activities.

(c) USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, valuation of goodwill and intangible assets and estimated useful lives of identifiable intangible assets, accrued revenues, guarantees, depreciation, restructuring accruals, valuation of deferred tax assets and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

SIGNIFICANT ACCOUNTING POLICIES:

(d) CASH AND CASH EQUIVALENTS (As Restated)

Cash equivalents include all highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents consisted of the following:

(in thousands)	DECEMBER 31, 2007 (As Restated1)	DECEMBER 31, 2006
Cash	$12,764	$10,694
Money market accounts	33,805	72,842
Total	$46,569	$83,536

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

The cash balance as of December 31, 2007 also includes approximately $7 million of cash received from franchisees and licensees that are being held in trust in accordance with the terms of our Current Credit Facility. See Note 9 – Long-Term Debt (As Restated). These funds are applied to the principal and interest on the debt associated with our Current Credit Facility then released to the Company for general corporate purposes.

 (e) TRADE RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS (As Restated)

Trade receivables consist of amounts the Company expects to collect from franchisees for royalties and franchise fees, and from licensees for license fees, net of allowance for doubtful accounts of $1.4 million (as restated) and $530,000, as of December 31, 2007 and 2006, respectively. The Company provides a reserve for uncollectible amounts based on our assessment of individual accounts. Cash flows related to net changes in trade receivable balances are classified as increases or decreases in trade receivables in the consolidated statement of cash flows.

Details of activity in the allowance for doubtful accounts for each year ended December 31, is as follows:

(in thousands)	Beginning Balance	Acquisitions	Additions (As Restated1)	Write- Offs	Ending Balance (As Restated1)
2005	$-	$-	$-	$-	$-
2006	$-	$530	$-	$-	$530
2007	$530	$158	$713	$-	$1,401

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

(f) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, which included cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses, approximate their fair value due to the relatively short duration of the instruments. The carrying amount of the Company’s long-term debt as of December 31, 2007 under the Original BTMUCC Credit Facility approximated its fair value because the entire debt was subject to variable interest rates that adjusted to market rates on a quarterly basis.

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

(h) GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of costs over the fair value of assets related to acquired businesses, and trademarks represents the value of future royalty income associated with the ownership of the Company’s brands as of December 31, 2007, namely, the TAF, Bill Blass, Marble Slab Creamery, MaggieMoo’s, Waverly, Pretzel Time and Pretzelmaker trademarks. Other identifiable intangible assets include the value of non-compete agreements of key executives, license agreements, and franchise agreements and master development agreements of acquired businesses that are being amortized on a straight-line basis over a period ranging from one to twenty years. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. Goodwill and trademarks acquired in a purchase business combination determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” At each reporting period, we assess trademarks to determine if facts and circumstances have changed, requiring a re-evaluation of the estimated life of the trademarks. We capitalize the material costs associated with registering and maintaining trademarks.

In accordance with the requirements of SFAS No. 142, goodwill has been assigned to reporting units for purposes of impairment testing. Our reporting units as of December 31, 2007 were our operating segments: Retail Franchising, QSR Franchising,  Consumer Branded Products and Corporate.

Costs incurred in connection with our Current Credit Facility (see Note 9 – Long-Term Debt (As Restated)) are being amortized over the term of the loan using the effective interest method. The Company assesses the recoverability of other intangible assets subject to amortization in accordance with SFAS No. 144.

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

(j) STOCK BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for equity-based employee compensation arrangements in accordance with the provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations including FIN 44, “Accounting for Certain Transactions Involving Stock Compensation.” Under APB No. 25, compensation expense was based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price referred to as the intrinsic-value-based method. Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As was allowed by SFAS No. 123, the Company had elected to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-based Compensation Transition and Disclosure.”

As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments.” SFAS No. 123R requires that new share-based payments, such as grants of stock options, restricted shares, warrants, and stock appreciation rights, be measured at fair value and reported as expense in a company’s financial statements over the requisite service period. For existing share-based payment awards granted prior to January 1, 2006, the Company has recognized, in current earnings, compensation expense over the remaining service period, if any, based on the grant date fair value of those awards as calculated for disclosure under SFAS No. 123R. However, in accordance with SFAS No. 123R, the Company no longer recognizes forfeitures as they occur, rather, forfeitures are estimated in calculating the fair value of each award. See Note 12 – Stock Based Compensation (As Restated) for the assumptions used to calculate the stock compensation expense under the fair-value method shown above.

The following table illustrates the effect on net loss from continuing operations if the fair-value method had been applied to all outstanding and unvested awards for the year ended December 31, 2005:

(in thousands)	2005
Net loss from continuing operations, as reported	$(3,551)
Add stock-based employee compensation expense included in reported net loss	76
Deduct total stock-based employee compensation expense determined under fair-value method for all awards	(526)

Pro forma net loss from continuing operations	$(4,001)

Pro forma net loss per share from continuing operations	$(0.09)

Weighted average shares outstanding -basic	44,006

See Note 12 – Stock Based Compensation (As Restated), for the assumptions used to calculate the stock compensation expense under the fair-value method shown above.

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

(l) REVENUE RECOGNITION

Royalties represents continuing fees received from franchisees that are determined as a percentage of franchisee net sales and are recognized as revenues when they are earned on an accrual basis. Franchise fee income, which represents initial fees paid by franchisees for franchising rights, is recognized when substantially all initial services required by the franchise agreements are performed, which is generally considered to be upon the opening of the franchisee’s store. Revenues from license agreements represent income that is determined as the greater of a minimum fixed periodic fee or a percentage of licensee net sales (whichever is greater). Revenues for licensees whose sales exceed contractual minimums are recognized when licensed products are sold or reported by the Company’s licensees. For licensees whose sales do not exceed contractual sales minimums, royalty is recognized ratably based on contractual minimums.

(m) ADVERTISING

Advertising and marketing costs paid by the Company in connection with our consumer brands segment were expensed as incurred. Advertising expense was $2.8 million (as restated) for the year ended December 31, 2007, our first full year of brand operations.  The Company received advertising contributions from licensees of our consumer brands, generally as a percentage of sales, to defray part or all of the advertising expense relating to consumer brands. Contributions from licensees were $1.1 million, $0 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company maintains advertising funds in connection with our QSR Franchising and Retail Franchising segments (“Marketing Funds”). These Marketing Funds are considered separate legal entities from the Company. The Marketing Funds are funded by franchisees pursuant to franchise agreements that require most domestic franchisees to remit up to approximately 2% of gross sales to the applicable Marketing Fund. These funds are owned by the Company, but used exclusively for marketing of the respective franchised brands. The purpose of the Marketing Funds is to centralize the advertising of the respective franchise concept into regional and national campaigns. The Company serves as the administrator of the Marketing Funds, and is reimbursed on a cost-only basis for the amount spent by the Company for advertising expenses related to the franchised brands. The Marketing Funds are established with minimal equity investment. The advisory boards of the Marketing Funds are comprised entirely of elected franchisees (none of whom are NexCen employees, officers or directors). The advisory boards determine the advertising policies of their respective Marketing Funds. Additionally, if the Marketing Funds are dissolved, any remaining cash in the fund would either be distributed back to the franchisees or spent on advertising.

Based on the foregoing, the Company has determined the funds are variable interest entities, as defined by FASB Interpretation No. 46(R) - “Variable Interest Entities.” The Company is not the primary beneficiary of these variable interest entities and therefore these funds are excluded from the Company’s Consolidated Financial Statements. Contributions received by these funds totaled approximately $2.2 million for the year ended December 31, 2007. At December 31, 2007, the Consolidated Financial Statements of the Company included loans and advances receivable of $1.4 million due from The Athlete’s Foot Marketing Support Fund, LLC. As of December 31, 2007, the Company did not have any outstanding loans and advances from any other Marketing Fund.

(n) RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which applies to any other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The impact of adopting SFAS No. 157 is immaterial to the Company’s Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure most financial instruments and certain other items at fair value that are currently required to be measured at historical costs. Adoption of SFAS No. 159 is optional. The Company did not adopt SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” Under Statement SFAS No. 141R, acquiring entities will recognize assets acquired and liabilities assumed in connection with business combinations at fair market value with limited exception. Among its provisions, SFAS No. 141R requires that: (a) acquisition costs will generally be expensed as incurred and not capitalized, (b) contingent consideration will be recognized at estimated fair value at the time of acquisition, and (c) noncontrolling interests will be valued at the fair value at the acquisition date.  SFAS No. 141R is effective for annual periods beginning on or after December 15, 2008. SFAS No. 141R will impact the Company’s accounting for future acquisitions, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- An Amendment of ARB No. 51.” SFAS No. 160 provides that noncontrolling interests in a subsidiary (minority interests) are to be recorded as a component of equity, separate from the parent’s equity. SFAS No. 160 also provides for changes in the way minority interest expense is recorded in the income statement, and will require expanded disclosure regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for years and interim periods beginning on or after December 15, 2008. The Company adopted SFAS No. 160 as of January 1, 2009. SFAS No. 160 will impact the presentation and disclosure of minority interest in the Company's Consolidated Financial Statements.

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets." FSP No. 142-3 will improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FSP No. 141R, and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted this standard as of January 1, 2009. We are currently assessing the impact of FSP No. 142-3 will have on the Company’s Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to Auditing Interpretations ("AU") section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company will adopt this standard when effective.

(4) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES RELATED TO DISCONTINUED OPERATIONS

The following additional accounting principles have been used by management in the preparation of the Company’s Consolidated Financial Statements and relate principally to the Company’s discontinued operations:

(a) INVESTMENTS AVAILABLE FOR SALE INCLUDING MORTGAGE-BACKED SECURITIES

Investments available-for-sale consisted of highly liquid investments in U.S. Government Agency-sponsored MBS with original maturities greater than one year.

The Company invested in MBS representing interests in or obligations backed by pools of mortgage loans. Acquisitions of MBS were recorded on the trade date. Purchases of newly issued MBS were recorded when all significant uncertainties regarding the characteristics of the securities were removed. Realized gains and losses on sales of MBS were determined on the specific identification basis.

(b) REPURCHASE AGREEMENTS

The Company financed the acquisition of our MBS through the use of repurchase agreements with the MBS serving as collateral. Generally, the Company’s borrowings were fixed rate repurchase agreements with original maturities of 28 days.

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

(5) SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid for the years ended December 31, 2007, 2006 and 2005 was $2,747, $1,403 and $5,387 (in thousands), respectively.

Taxes paid for the years ended December 31, 2007, 2006 and 2005 were $697, $0, and $0 (in thousands), respectively.

Significant non-cash investing and financing activities are as follows:

For the year ended December 31, 2007, the Company issued 5,923,732 shares of our common stock and warrants to acquire 50,000 shares of common stock with an aggregate value of $43.2 million in connection with brand acquisitions.

In June 2006 and in connection with the acquisition of UCC Capital, the Company issued 2.5 million shares of common stock, warrants and options to acquire 440,000 and 106,236 shares of common stock, respectively, with an aggregate fair value of approximately $11 million.

In November 2006 and in connection with the acquisition of TAF, the Company issued 1.4 million shares of common stock and warrants to purchase 500,000 shares of common stock with an aggregate fair value of approximately $9.8 million.

 (6) PROPERTY AND EQUIPMENT (As Restated)

Property and equipment consists of the following (in thousands):
		December 31,
	Estimated Useful Lives	2007 (As Restated1)	2006
Furniture & Fixtures	7 - 10 Years	$792	$206
Computers and equipment	3 - 5 Years	914	126
Software	3 Years	486	112
Leasehold improvements	Term of Lease	2,958	393
Total property and equipment		5,150	837
Less accumulated depreciation		(925)	(448)
Property and equipment, net of accumulated depreciation		$4,225	$389

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

Depreciation expense related to property and equipment was $477,000, $272,000 and $159,000 in 2007, 2006 and 2005, respectively.

 (7) GOODWILL, TRADEMARKS AND INTANGIBLE ASSETS (As Restated)

The following is a discussion of the accounting of goodwill, trademarks and intangible assets.  Events following December 31, 2007 have resulted in material changes in the value of these assets.  See Note 25 – Subsequent Events (As Restated).

The net carrying value of goodwill is as follows (in thousands) (as restated):

	December 31,
	2007 (As Restated1)	2006
UCC Capital	$37,514	$10,135
The Athlete's Foot	2,546	5,472
Bill Blass	18,927	-
Marble Slab Creamery	2,001	-
MaggieMoo's	5,086	-
Pretzelmaker	367	-
Total	$66,441	$15,607

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

The decrease in the net carrying amount of goodwill for TAF is related to the reversal of an estimated accrual relating to additional consideration under the TAF purchase agreement which ultimately was not paid as discussed in Note 18 – Acquisition of The Athlete’s Foot. The increase in goodwill for UCC Capital resulted from contingent consideration paid in September 2007 in accordance with the terms of the UCC Capital merger agreement discussed in Note 17 – Acquisition of UCC Capital. The addition of goodwill for Bill Blass is discussed in Note 19 – Acquisition of Bill Blass (As Restated). The addition of goodwill for Marble Slab Creamery and MaggieMoo’s is discussed in Note 20 – Acquisition of Marble Slab Creamery and MaggieMoo’s (As Restated). The addition of goodwill for Pretzel Time and Pretzelmaker is discussed in Note 22 – Acquisition of Pretzel Time and Pretzelmaker (As Restated).

Trademarks acquired by entity are as follows (in thousands) (as restated):
	December 31,
	2007 (As Restated1)		2006
The Athlete's Foot	$49,123	(2)	$49,000
Bill Blass	58,137		-
Waverly	37,321		-
Marble Slab Creamery	22,117		-
MaggieMoo's	16,500		-
Pretzel Time	17,386		-
Pretzelmaker	10,724		-
Total	$211,308		$49,000

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

(2)	Includes $123,000 of additional capitalized costs for registering newly developed trademarks.

The increase in trademarks from December 31, 2006 is a result of the acquisitions during 2007 of Bill Blass, Marble Slab Creamery, MaggieMoo’s, Waverly, Pretzel Time and Pretzelmaker and additional capitalized costs for registering newly developed TAF trademarks. Trademarks have an indefinite life and are analyzed for impairment on an annual basis or more frequently if events or circumstances indicate that the asset may be impaired.

Other intangible assets are as follows (in thousands) (as restated):
	December 31,
	2007 (As Restated1)	2006
UCC Capital	$1,370	$1,370
The Athlete's Foot	2,600	2,600
Bill Blass	966	-
Waverly	333	-
Marble Slab Creamery	1,229	-
MaggieMoo's	654	-
Pretzel Time	1,012	-
Pretzelmaker	788	-
Total Other Intangible Assets	8,952	3,970
Less: Accumulated Amortization	(1,387)	(178)
Total	$7,565	$3,792

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

Other intangible assets are comprised of non-compete agreements of key executives and others, franchise agreements, license agreements and master development agreements, and are being amortized generally on a straight-line basis over a period ranging from one to twenty years. Total amortization expense recorded by the Company for the years ended December 31, 2007, 2006 and 2005 was $1,183,000 (as restated), $178,000 and $0, respectively.

Goodwill, Trademarks, and Other Intangible Assets by reportable segment are as follows (in thousands) (as restated):

	Goodwill		Trademarks		Other Intangibles		Total
	December 31,		December 31,		December 31,		December 31,
	2007(1)	2006	2007(1)	2006	2007(1)	2006	2007(1)	2006

Corporate	$37,514	$10,135	$-	$-	$1,370	$1,370	$38,884	$11,505
Retail franchising	2,546	5,472	49,123	49,000	2,600	2,600	54,269	57,072
Consumer branded products	18,927	-	95,458	-	1,299	-	115,684	-
QSR franchising	7,454	-	66,727	-	3,683	-	77,864	-
Total	66,441	15,607	211,308	49,000	8,952	3,970	286,701	68,577
Less: Accumulated depreciation	-	-	-	-	1,387	178	1,387	178
Total	$66,441	$15,607	$211,308	$49,000	$7,565	$3,792	$285,314	$68,399

(1)	As Restated. See Note 2 of these Notes to Consolidated Financial Statements.

The following table presents the future amortization expense expected to be recognized over the amortization period of the other intangible assets outstanding as of December 31, 2007 (in thousands) (as restated):

	Weighted Average
	Amortization Period	Year Ending December 31,
	(Years)	2008	2009	2010	2011	2012	Thereafter
Corporate:
UCC	3.0	$457	$191	$-	$-	$-	$-
Retail Franchising:
The Athlete's Foot	20.0	130	130	130	130	130	1,798
Consumer branded products:
Bill Blass	4.9	188	170	159	159	31	31
Waverly	4.6	74	70	70	69	-	-
		262	240	229	228	31	31

QSR franchising::
Marble Slab Creamery	20.0	61	61	61	61	61	878
MaggieMoo’s	20.0	33	33	33	33	33	461
Pretzel Time	4.8	211	211	211	211	78	-
Pretzelmaker	4.8	166	166	166	166	53	-
		471	471	471	471	225	1,339
Total Amortization		$1,320	$1,032	$830	$829	$386	$3,168

(8) ACCOUNTS PAYABLE AND ACCRUED EXPENSES (As Restated)

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2007 (As Restated1)	2006
Accounts payable	$1,950	$1,418
Accrued interest payable	1,925	-
Accrued professional fees	1,465	-
Deferred rent - current portion	85	-
Accrued compensation and benefits	531	484
Refundable franchise fees and gift cards	811	-
Discontinued operations	1,000	1,333
Accrued acquisition costs	382	-
All other	540	-
Total accounts payable and accrued expenses	$8,689	$3,235

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

After the acquisition of UCC Capital, the Company relocated our principal corporate office from Baltimore, Maryland to New York City.  As a result, certain reductions in staffing occurred in 2006. Upon termination of employment, the Baltimore employees became eligible for separation benefits, including severance payments. Restructuring charges in prior years related to separation agreements of subsidiaries are classified as discontinued operations.

A rollforward of the restructuring accrual is as follows:(in thousands)	Employee Separation Benefits	Facility Closure Costs and Other	Total
2005 Restructuring:
Restructuring liability as of December 31, 2004	$68	$191	$259
Adjustments	—	(7)	(7)
Cash payments	(68)	(184)	(252)
Restructuring liability as of December 31, 2005	—	—	—

2006 Restructuring:
Charges to continuing operations	895	—	895
Cash payments and other	(750)	—	(750)
Restructuring liability as of December 31, 2006	$145	$—	$145

2007 Restructuring:
Cash payments and other	(132)	—	(132)
Restructuring liability as of December 31, 2007	$13	—	$13

(9) LONG-TERM DEBT (As Restated)

(a)	Credit Facility

On March 12, 2007, NexCen Holding Corp. (formerly NexCen Acquisition Corp.) (“the Issuer”), a wholly owned subsidiary of the Company, entered into agreements with BTMUCC (the “Original BTMUCC Credit Facility”).

Although the organization, terms and covenants of the specific borrowings changed significantly in August 2008, the basic structure of the facility has remained the same since its inception. The Issuer and its subsidiaries (the “Co-Issuers”) issued notes pursuant to the terms of the credit facility. These notes were and are secured by the assets of each brand, which consist of the respective intellectual property assets and the related royalty revenues and trade receivables. The assets of each brand are held by special purpose, bankruptcy-remote entities (each, a “Brand Entity”), and the Issuer, also a special purpose, bankruptcy-remote entity, is the parent of all of the Brand Entities. The notes are cross-collateralized with each other, and each Brand Entity is a Co-Issuer of each note.  Repayment of each note and all other obligations under the facility is the joint and several obligation of the Issuer and each Brand Entity. Certain other NexCen subsidiaries (the “Managers”) do not own any assets comprising the brands, but manage the various Brand Entities and are parties to management agreements that define the relationship among the Managers and the respective Brand Entities they manage. In the event that certain adverse events occur with respect to the Company or if the Managers fail to meet certain qualifications, BTMUCC has the right to replace the Managers.

NexCen Brands is not a named borrowing entity under the credit facility. However, substantially all of our revenues are earned by the Brand Entities and are remitted to “lockbox accounts” that have been established in connection with the credit facility. (See Note 3(d) – Basis of Presentation and Significant Accounting Policies - Cash and Cash Equivalents.) The terms of the credit facility control the amount of cash that may be distributed by each Brand Entity to the Managers, the Issuer and NexCen Brands. In addition, the credit facility prohibits NexCen Brands, the Issuer, the Managers and each Brand Entity from securing any additional borrowings without the prior written consent of BTMUCC.

The maximum aggregate amount of borrowings that could be outstanding at any one time under the Original BTMUCC Credit Facility was $150 million. In 2007, we borrowed a total of $110.8 million under the Original BTMUCC Credit Facility. The borrowings were secured by the assets of TAF, Bill Blass, Waverly, Pretzel Time, Pretzelmaker, MaggieMoo’s and Marble Slab Creamery brands. Bill Blass and Waverly were subsequently sold by the Company in late 2008. The Company paid borrowing fees of $1.3 million, and incurred aggregate transaction costs including borrowing fees and other direct costs of $3.0 million (as restated), which were being amortized over five years. As of December 31, 2007, outstanding borrowings under the credit facility totaled $109.6 million at initial floating borrowing rates approximating 8.0%. The rate reset each quarter based upon a measurement of debt leverage to cash flow ratio. Interest expense recorded by the Company for the years ended December 31, 2007, 2006 and 2005 was approximately $5.1 million, $0 and $0, respectively.

As of December 31, 2007, the aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2007 are as follows (in thousands):

(in thousands)	TAF	Bill Blass	Pretzel Time	Pretzelmaker	Waverly	Marble Slab	MaggieMoo's	Total
2008	$1,972	$2,032	$350	$233	$1,235	314	$204	$6,340
2009	3,466	3,569	1,100	733	2,717	1,088	710	13,383
2010	4,078	4,201	1,422	948	3,337	1,604	1,046	16,636
2011	4,857	5,003	1,538	1,025	3,786	1,802	1,175	19,186
2012	11,657	12,011	5,190	3,461	10,657	2,234	1,457	46,667
Thereafter	-	-	-	-	-	4,458	2,908	7,366
Total	$26,030	$26,816	$9,600	$6,400	$21,732	11,500	$7,500	$109,578

Subsequent Events

In January 2008, in order to finance the acquisition of Great American Cookies, the Company and BTMUCC entered into an  amendment to the Original BTMUCC Credit Facility (the “January 2008 Amendment”). Under the January 2008 Amendment, the Company pledged the Great American Cookies assets (including the trademark, franchise agreement, manufacturing facility and supply business assets) as collateral in a legal structure that was similar to the Original BTMUCC Credit Facility. The January 2008 Amendment allowed us to borrow an additional $70 million and increased the maximum aggregate amount of borrowings under the credit facility to $181 million. However, the January 2008 Amendment increased debt service payments to BTMUCC and reduced the amount of cash flow available to the Company to cover operating expenses. Specifically, the amendment required $35 million of the additional borrowings that were directly collateralized by the Great American Cookies supply and manufacturing businesses (the “GAC Supply Note”) to be reduced to $5 million by October 17, 2008. This reduction in debt could be achieved by prepayments out of excess cash flow or the proceeds of a refinancing, but any amount above $5 million that remained outstanding would need to be repaid by October 17, 2008. To promote prompt repayment, the January 2008 Amendment included an accelerated principal payment provision that required certain excess revenues to be used to pay down the GAC Supply Note on payment dates including and prior to October 17, 2008, as well as other changes to the cash distribution provisions of the Original BTMUCC Credit Facility.

The aggregate maturities of long-term debt for each of the five years subsequent to the January 2008 Amendment was as follows (in thousands):

	TAF	Blass	Waverly	Maggie- Moo's	Marble Slab	Pretzel Time	Pretzel- Maker	Great American Cookies Franchise	Great American Cookies Supply	Total
2008	$1,972	$2,032	$1,235	$204	$314	$350	$233	$691	$30,000	$37,031

2009	3,466	3,569	2,717	710	1,088	1,100	733	3,434	597	17,414

2010	4,078	4,201	3,337	1,046	1,604	1,422	948	4,975	726	22,337

2011	4,857	5,003	3,786	1,175	1,802	1,538	1,025	5,523	806	25,515

2012	11,657	12,011	10,657	1,457	2,234	5,190	3,461	6,774	985	54,426

Thereafter	-	-	-	2,908	4,458	-	-	13,603	1,886	22,855

Total	$26,030	$26,816	$21,732	$7,500	$11,500	$9,600	$6,400	$35,000	$35,000	$179,578

Also, in January 2008, as partial consideration for the amendments to the Original BTMUCC Credit Facility, the Company issued to BTMUCC a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.01 per share. BTMUCC may exercise the warrant in full or in part at any time from the date of issuance through January 29, 2018.

On August 15, 2008, the Company restructured the Original BTMUCC Credit Facility and the January 2008 Amendment whereby certain NexCen entities entered into amended and restated note funding, security, management and related agreements with BTMUCC (the “Amended Credit Facility”), which subsequently has been amended further as discussed below. The Amended Credit Facility replaced all of the agreements comprising both the Original BTMUCC Credit Facility and the January 2008 Amendment. Although the basic structure and securitization of the credit facility remained similar to the Original BTMUCC Credit Facility, the Amended Credit Facility significantly revised the terms of our outstanding borrowings, which totaled approximately $176 million as of August 15, 2008. In general, the Amended Credit Facility reduced the borrower subsidiaries’ mandatory principal payment obligations (eliminating the October 2008 principal repayment obligation related to the GAC Supply Note) and enhanced our operating liquidity by increasing the frequency and amount of management fees to cover certain operating expenses. However, the Amended Credit Facility increased the effective borrowing rate on certain portions of the debt, substantially tightened the covenants and events of default, accelerated the maturity dates for some portions of the debt, increased the Company’s reporting obligations, and obligated the Company to issue warrants for a significant number of shares if certain portions of the debt were not paid by specified dates. (As noted below, the Amended Credit Facility was later amended to ameliorate some of the impact of these changes on the Company.)

The following is a summary of what the Company believes to be the key terms of the Amended Credit Facility as of August 15, 2008. Some of these terms were amended as noted below:

•
The outstanding loans, as of August 15, 2008, were restructured into three separate tranches.  Approximately $86.3 million of notes backed by the individual franchise brands were classified as “Class A Franchise Notes” and were set to mature on July 31, 2013; approximately $41.7 million of notes backed by a second-lien against all of the Company’s franchised brands were classified as “Class B Franchise Notes” and were set to mature on July 31, 2011; and the remaining $47.6 million of notes backed by the Bill Blass and Waverly brands were classified as “Brand Notes” and were set to mature on January 1, 2010.

•
The Class A Franchise Notes bear interest at LIBOR (which in all cases under the Amended Credit Facility is the one-month LIBOR rate as in effect from time to time) plus 3.75% per year through July 31, 2011 and then LIBOR plus 5% per year thereafter until maturity on July 31, 2013.

•
The Class B Franchise Notes bore interest at a fixed rate of 12% per year through July 31, 2009 and then 15% per year thereafter. The interest rate was later amended and reduced to 8% per year effective on January 20, 2009, as discussed below.

•
The Brand Note securing the Waverly brand (which has since been paid in full) bore interest at LIBOR plus 5% per year; provided that if the Waverly brand had not been sold by December 31, 2008 then the interest rate would have increased to LIBOR plus 7% per year. The Brand Note securing the Bill Blass brand (which has since been converted to a Deficiency Note in the amount of $14.3 million, as discussed below) bore interest at LIBOR plus 7% per year; provided that if the Bill Blass brand had not been sold by December 31, 2008, then the interest rate would have increased to LIBOR plus 9% per year. If the proceeds from the sale of either the Bill Blass or Waverly brand were insufficient to repay the respective Brand Note in full, such Brand Note automatically converted to a note in the amount of the remaining principal balance which bears interest at 15% per year (a “Deficiency Note”). The original maturity date for any Deficiency Note was January 1, 2010. In connection with the issuance of the Deficiency Note associated with the Bill Blass brand, as discussed below, this maturity date was later extended to July 31, 2013, and the cash interest and principal payments due under the Deficiency Note were deferred until the maturity date.

•	Mandatory minimum principal payments were eliminated for the remainder of 2008 and substantially reduced through 2010.
•
BTMUCC was entitled to receive warrants to purchase 2.8 million shares of the Company’s common stock if the applicable subsidiary of the Company still owned Waverly or Bill Blass and the Brand Notes remained unpaid by March 31, 2009.  This provision later was waived, as discussed below.

•
BTMUCC will be entitled to receive warrants covering up to 2.8 million shares of the Company’s common stock if the Class B Franchise Notes have not been repaid by July 31, 2009 (later extended to December 31, 2009 as discussed below), with the number of shares being subject to reduction if less than 50% of original principal amount of the Class B Franchise Notes remains outstanding at that time.

On September 11, 2008, NexCen entered into an amendment of the Amended Credit Facility, which essentially modified certain definitions of terms used in the agreements to exclude certain non-recurring expenses incurred by the Company from the calculation of debt service coverage ratio.

On December 24, 2008, in connection with the sale of the Bill Blass brand, NexCen entered into another amendment of the Amended Credit Facility. This amendment (i) extended the maturity date on the Deficiency Note for the remaining balance of $14.3 million on the Brand Note related to the Bill Blass brand from January 1, 2010 until July 31, 2013; (ii) deferred the scheduled principal payment obligations on the Deficiency Note until its maturity date; (iii) permitted payment-in-kind of interest to defer cash interest payments during the term of the Deficiency Note until the maturity date of the Deficiency Note; and (iv) provided for a waiver of BTMUCC’s right to receive warrants to purchase 2.8 million shares of the Company’s common stock at an exercise price of $0.01 per share if the Deficiency Note remained outstanding after March 31, 2009.

On January 27, 2009, NexCen entered into an amendment of the Amended Credit Facility with BTMUCC. This amendment reduced the interest rate on the Class B Franchise Notes, the outstanding balance of which totaled approximately $41.7 million as of such date, to 8% per year effective January 20, 2009 through July 31, 2011, the maturity date on the Class B Franchise Notes. In addition to the change in interest rate on the Class B Franchise Notes, the amendment also gave the Company greater operating flexibility by: (i) reducing the debt service coverage ratio requirements for the remainder of 2009; (ii) allowing certain funds paid by supply vendors to be excluded from debt service obligations and capital expenditure limitations; (iii) revising the covenant causing a manager event of default upon NexCen filing a qualified financial statement for the 2008 fiscal year such that it applies to 2009 fiscal year and thereafter; and (iv) eliminating the requirement for valuation reports for fiscal year 2008 unless requested by BTMUCC.

On July 15, 2009, NexCen entered into an amendment of the Amended Credit Facility with BTMUCC. The material terms of the amendment increased certain operating expenditure limits for 2009, reduced debt service coverage ratio requirements, reduced free cash flow margin requirements, extended the time period to provide valuation reports, and waived certain potential defaults.  The amendment also extended from July 31, 2009 to December 31, 2009, the trigger date on which BTMUCC would be entitled to receive warrants covering up to 2.8 million shares of the Company’s common stock if the Class B Franchise Notes are not repaid by that trigger date.

On August 6, 2009, in connection with certain Australian and New Zealand license agreements (see Note 25 – Subsequent Events (As Restated)) NexCen entered into an amendment of the credit facility whereby the Company used $5.0 million of the licensing proceeds to pay down a portion of the Class B Franchise Notes and BTMUCC released its security interest in the intellectual property that is the subject of the license agreements. The Company’s repayment will result in interest expense savings of $400,000 on an annualized basis. The August 6, 2009 amendment also permitted the Company to use up to $1.2 million of net proceeds from the license agreements for expenditures, as approved in writing by BTMUCC, including capital expenditures to expand production capabilities of its manufacturing facility to produce other products beyond cookie dough.

The aggregate maturities of long-term debt under the Current Credit Facility, subsequent to the August 6, 2009 repayment of $5 million, are as follows (in thousands):

	Class A	Class B	Deficiency Note		Total
2009	$780	$372	$-		$1,152
2010	2,700	712	-		3,412
2011	3,390	35,640	-		39,030
2012	3,918	-	-		3,918
2013	75,512	-	28,471		103,983
Thereafter	-	-	-		-

Total	$86,300	$36,724	$28,471	(1)	$151,495

(1)	Maturities related to the Deficiency Note include paid-in-kind (“PIK”) interest.

Our Current Credit Facility contains numerous affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, fundamental changes, asset sales, acquisitions, capital and other expenditures, common stock repurchases, dividends and other payments affecting subsidiaries and sale and leaseback transactions. The Company’s failure to comply with the financial and other restrictive covenants could result in a default under our Current Credit Facility, which could then trigger among other things the lender’s right to accelerate principal payment obligations, foreclose on virtually all of the assets of the Company and take control of all of the Company’s cash flow from operations. In addition, our Current Credit Facility contains provisions whereby our lender has the right to accelerate all principal payment obligations upon a “material adverse change,” which is broadly defined as the occurrence of any event or condition that, individually or in the aggregate, has had, is having or could reasonably be expected to have a material adverse effect on (i) the collectability of interest and principal on the debt, (ii) the value or collectability of the assets securing the debt, (iii) the business, financial condition, or operations of the Company or its subsidiaries, individually or taken as a whole, (iv) the ability of the Company or its subsidiaries to perform its respective obligations under the loan agreements, (v) the validity or enforceability of any of the loan documents, and (iv) the lender’s ability to foreclose or otherwise enforce its interest in any of the assets securitizing the debt. To date, BTMUCC has not invoked the “material adverse change” provision or otherwise sought acceleration of our principal payment obligations.

We believe that we have a good relationship with our lender, and the Company has received amendments and waivers from BTMUCC (without concessions from the Company) since the restructuring of the debt in August 2008, including reduction of interest rates, deferral of scheduled principal payment obligations and certain interest payments, waiver and extension of time related to the obligations to issue dilutive warrants, allowance of certain payments to be excluded from debt service obligations, as well as relief from debt coverage ratio requirements, certain capital and operating expenditure limits, certain loan-to-value ratio requirements, certain free cash flow margin requirements, and the requirement to provide financial statements by certain deadlines. In light of these amendments and waivers, we believe it is unlikely that the Company will need to seek additional material waivers or amendments or otherwise default on our Current Credit Facility through June 30, 2010.

The Company does not have any remaining borrowing capacity under the Current Credit Facility. Although we have not sought additional equity or debt financing in 2009 (and BTMUCC’s written consent would be required to do so), we review from time to time our financing opportunities for suitable options.

(b)	Direct and Guaranteed Lease Obligations

The Company accounts for certain guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s accounting and Disclosure Requirements  for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize at inception of a guarantee, a liability for the fair value of certain obligations undertaken.

As discussed in Note 20 – Acquisitions of Marble Slab Creamery and MaggieMoo’s (As Restated), during 2007, the Company assumed certain guarantees for leases related to certain MaggieMoo’s franchised locations (“Lease Guarantees”).  In general, these lease guarantees are contingent guarantees which become direct obligations of the Company if a franchisee defaults on its lease agreement.

Each lease guarantee was analyzed and the fair value was determined based on the facts and circumstances of the lease and franchisee performance. All of the lease guarantees were treated as assumed liabilities at the time of acquisition of MaggieMoo’s and as a result are included in the purchase price of the acquisition.

The Company has also assumed direct lease obligations with respect to nine company-owned and operated MaggieMoo’s stores.

The Company has determined the fair value of the liabilities and recorded the carrying amounts for the calendar years ended December 31 as follows:

(in thousands)	DECEMBER 31,
	2007	2006
Assumed lease obligations	$1,023	$-
Assumed lease guarantees	1,354	-
Total	$2,377	$-

	DECEMBER 31,
	2007	2006
Current	$1,546	$-
Long term	831	-
Total	$2,377	$-

The guaranteed and direct lease obligations are included in acquisition related liabilities in the accompanying balance sheet.  At December 31, 2007, the maximum potential amount of undiscounted future payments the Company could be required to make is approximately $4.1 million. The Company may mitigate our exposure to these guarantees in cases where the primary lessors of the property have also personally guaranteed the lease obligations by finding new franchisees to perform on the leases, or by negotiating directly with landlords to settle the amounts due.

The guaranteed and direct lease obligations are expected to mature as follows (in thousands):   2008 - $1,546, 2009 - $817, 2010 - $14.

(10) INCOME TAXES (As Restated)

The components of income tax expense from continuing operations for the  years ended December 31, are as follows:

(in thousands)	2007 (As Restated1)	2006	2005
Federal	$2,857	$196	$-
State and Local	190	(152)
Foreign	255	37	-
Total income tax expense	$3,302	$81	$-

Current	$283	$81	$-
Deferred	3,019	-	-
Total income tax expense	$3,302	$81	$-

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate for continuing operations is as follows:

	2007 (As Restated1)	2006	2005
U.S. Statutory Federal Rate	-35.0%	-35.0%	-35.0%
Increase/(decrease) resulting from:
State taxes, net of federal benefit	2,885.6%	-3.2%	0.0%
Changes in valuation allowance	-2,561.7%	43.8%	-136.4%
Other	35.8%	-4.0%	171.4%
Effective Tax Rate	324.7%	1.6%	0.0%

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reflected for tax purposes.

The following summarizes the significant components of the Company’s deferred tax assets and liabilities as of December 31:

(in thousands)	2007 (As Restated1)	2006
Deferred Tax Assets:
Federal Net Operating Loss Carry-forwards	$273,601	$271,876
State Net Operating Loss Carry-forwards	498	34,906
Investments	5,667	5,762
Capital Loss Carry-forwards	65,947	99,412
Tax Credit Carry-forwards	4,150	4,150
AMT Tax credit Carry-forwards	25	63
Depreciation and Amortization	145	127
Stock-based compensation	1,698	1,093
Other	945	1,001
Gross Deferred Tax Asset	$352,676	$418,390

Deferred Tax Liabilities
Amortization of intangibles	$(3,671)	$(782)
Basis difference of assets acquired	(23,325)	-
Gross Deferred Tax Liability	$(26,996)	$(782)

Valuation Allowance	(352,287)	(417,826)
Net Deferred Tax Liability	$(26,607)	$(218)

(1)
See Note 2 of these Notes to Consolidated Financial Statements. Included in our restatement was a reduction of approximately $1.0 million to the amount of deferred tax liabilities previously reported, which reduction resulted primarily from changes to the 2007 effective state tax rates applicable to the Bill Blass acquisition.

In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” and related guidance thereto, the Company records a non-cash deferred tax expense as a result of differences in accounting for certain intangible assets for book and tax purposes. These intangible assets, which are indefinite lived assets for book purposes, are being amortized for tax purposes over a fifteen year period. As a result, the basis of these assets for income tax purposes will be different from the carrying value for financial reporting purposes. For the year ended 2007, the Company was required to record a total deferred tax expense of $3.0 million with respect to these differences.

SFAS No. 109 also provides that the Company must provide a full valuation allowance against our deferred tax assets for financial reporting purposes. The deferred tax liability resulting from timing differences discussed above cannot be offset against the Company’s deferred tax assets under US GAAP since the deferred tax liability relates to indefinite lived assets and is not anticipated to reverse in the same period. These assets, which consist principally of $782 million of federal tax loss carry-forwards that expire at various dates through 2026, total approximately $353 million and are available to reduce or eliminate the Company’s taxable income in calculating the amount of income tax actually paid. In addition, the Company is not permitted, in our statement of operations, to record a benefit relating to the deferred tax assets which would offset the deferred tax expense. However, the deferred tax assets remain available to the Company to reduce taxable income for tax purposes, subject to time and other limitations contained in the Internal Revenue Code and related regulations.  Consequently, the Company anticipates we will pay little or no current federal income tax, other than alternative minimum taxes, and will be subject to certain state and local taxes.

In addition to the deferred tax liabilities arising from the amortization of intangibles discussed above, the Company also recorded a deferred tax liability of $23.3 million (as restated) in connection with the acquisition of Bill Blass (see Note 19 – Acquisition of Bill Blass). The liability reflects the tax effect on the difference between the book and tax bases of the net assets acquired, and was calculated based on the Company’s federal and state effective tax rate for 2007. The net deferred tax liability as of December 31, 2007 of $26.6 million will reverse as of December 31, 2008 in connection with the impairment of intangible assets and the sale of Bill Blass and Waverly (see Note 24 – Subsequent Events.) No material cash tax payments were required in connection with these transactions.

The valuation allowance for deferred tax assets decreased by $65.5 million (as restated) and $16.9 million in 2007 and 2006, respectively.  During 2007, the Company’s deferred tax assets and related valuation allowance decreased primarily due to expiration of certain capital loss carry-forwards. In assessing the ability to realize deferred assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized for financial statement purposes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the Company’s historical operating performance and the reported cumulative net losses to date, as well as amortization expense relating to intangible assets that will be deductible in computing taxable income in future years, the Company presently does not have sufficient objective evidence to support the recovery of our deferred tax assets. Accordingly, the Company has provided a full valuation allowance for our net deferred tax assets. Approximately $284 million of the valuation allowance for deferred tax assets as of December 31, 2007 will be allocated to “Income Tax Benefit” in the consolidated statements of operations and comprehensive loss upon realization. The remaining portion of the valuation allowance of approximately $68 million will be allocated to “Additional Paid-In Capital,” when realized.

The Company has capital loss carry-forwards of approximately $188 million which expire at various dates between 2008 and 2011. In addition, the Company has federal tax credit carry-forwards of approximately $4.2 million which expire at various dates between 2020 and 2022. In the event of future changes in common stock ownership above a certain threshold, the future realization of net operating loss carry-forwards, capital loss carry-forwards and certain other tax credits would become subject to limitation under the Internal Revenue Code. Also, included in the amounts above are federal net operating losses acquired with the close of the UCC Capital acquisition. The utilization of UCC Capital acquired assets will be subject to certain annual limitations as required under Internal Revenue Code Section 382.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Income Taxes” (“FIN 48”) an interpretation of SFAS No. 109 on January 1, 2007. FIN 48 prescribes recognition threshold and measurement parameters for the financial statement recognition and measurement of tax positions taken or expected to be taken in the Company’s tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  At the adoption date of January 1, 2007 and as of December 31, 2007, the Company had approximately $25 million of unrecognized tax benefits. If recognized, the unrecognized tax benefits would be subject to a valuation allowance and would not affect our effective tax rate. There are no significant increases or decreases to unrecognized tax benefits anticipated within the next twelve months. As a result of adopting FIN 48, the Company’s net amount of assets and liabilities recognized in the Consolidated Balance Sheet did not change. Therefore, the Company was not required to record a cumulative effect adjustment relating to the adoption.

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

(11) BENEFIT PLANS

As a result of our acquisitions of UCC Capital and MaggieMoo’s, the Company currently maintains three defined contribution plans under Section 401(k) of the Internal Revenue Code that provide for voluntary employee contributions of 1% to 15% of compensation for substantially all employees. The Company may, but is not obligated to, make profit sharing contributions under the terms of the plans. The Company contributed $60,000 each year to the plans for the years ended December 31, 2006 and 2005 and $0 for the year ended December 31, 2007.

(12) STOCK BASED COMPENSATION (As Restated)

In September 1999, the Company adopted the 1999 Equity Incentive Plan, as amended on September 2, 2005 (the “1999 Plan”). Under the 1999 Plan, the Company had the ability to grant options and restricted stock for employees, directors, and service providers equaling up to 20% of the outstanding shares of common stock of the Company. Options under the 1999 Plan generally expire after ten years and normally vest over a period of up to four years. Options were granted at an exercise price equal to the fair value of the common stock on the grant date.

Effective December 15, 2000, the Company adopted the Acquisition Incentive Plan (the “2000 Plan”) to provide options or direct grants to all employees (other than directors and officers of the Company and any eligible affiliates) and other service providers of the Company and our  related companies, without shareholder approval.  Under the 2000 Plan, the Company had the ability to grant 1.9 million options. Options were granted at an exercise price equal to the fair value of the common stock on the grant date.

Effective October 31, 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) to replace the 1999 Plan and the 2000 Plan. The Company’s stockholders approved the adoption of the 2006 Plan at the 2006 Annual Stockholders’ Meeting on October 31, 2006.  The 2006 Plan is now the sole plan for issuing stock-based compensation to eligible employees, directors and consultants. The 1999 Plan and the 2000 Plans will remain in existence solely for the purpose of addressing the rights of holders of existing awards already granted under those plans prior to the adoption of the 2006 plan. No new awards will be granted under the 1999 Plan or the 2000 Plan. A total of 3.5 million shares of common stock were reserved for issuance under the 2006 Plan, which represented approximately 7.4% of NexCen’s outstanding shares at the time of adoption. Options under the 2006 Plan expire after ten years and are granted at an exercise price no less than the fair value of the common stock on the grant date.

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

A summary of stock option activity under the 2006 Plan, 1999 Plan, the 2000 Plan and warrants outstanding as of  December 31, 2007 and changes during the year ended is presented below:

	2006 Plan		1999 Plan		2000 Plan		Warrants		Total
	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding at January 1, 2007	426	$6.88	4,689	$4.19	123	$3.23	1,936	$3.60	7,174	$4.17
Granted	1,550	7.47	-	-	-	-	183	9.86	1,733	7.72
Exercised	-	-	622	3.00	8	0.99	1,102	2.58	1,732	2.72
Forfeited	3	8.57	152	5.81	26	5.65	-	-	181	5.83
Expired	-	-	-	-	-	-	-	-	-	-
Outstanding at December 31, 2007	1,973	$7.34	3,915	$4.31	89	$2.71	1,017	$5.85	6,994	$5.37

A summary of the status of the Company’s outstanding grants of options, restricted stock and warrants that remain subject to vesting as of December 31, 2007, and changes during the year then ended is presented below:

	2006 Plan		1999 Plan		2000 Plan		Warrants		Total
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-Vested at January 1, 2007	426	$2.19	3,619	$1.32	87	$2.28	125	$1.20	4,257	$1.43
Granted	1,550	3.88	-	-	-	-	183	4.17	1,733	3.91
Vested	358	2.54	1,206	1.32	34	2.67	92	1.75	1,690	1.63
Forfeited	3	2.87	-	-	26	1.78	-	-	29	1.87
Non-Vested at December 31, 2007	1,615	$3.74	2,413	$1.32	27	$2.08	216	$3.48	4,271	$2.35

The following table includes information on fully vested stock options, stock options outstanding for each plan, fully vested warrants and warrants outstanding as of December 31, 2007:

	2006 Plan		1999 Plan		2000 Plan		Warrants		Total
	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Stock Options Outstanding	Stock Options Currently Exercisable and Vested
Number (in thousands)	1,973	359	3,915	1,503	89	62	1,017	799	6,994	2,723
Weighted-average exercise price	$7.34	$6.24	$4.31	$4.76	$2.71	$2.63	$5.85	$5.52	$5.37	$5.13
Aggregate intrinsic value (in thousands)	$25	$14	$3,378	$1,282	$190	$138	$723	$661	$4,316	$2,095
Weighted-average remaining contractual term	9.50	9.16	7.79	6.74	7.88	7.83	3.92	2.57	7.71	5.86

In 2006, the Board of Directors authorized issuance of 250,000 shares of restricted stock to three of our senior officers. On June 6, 2006, 100,000 of these restricted shares vested with a fair value of $410,000. The remaining 150,000 restricted shares vest over three years beginning on May 5, 2007. The holders of these restricted stock grants surrendered a total of 86,000 shares of common stock to us in satisfaction of their minimum federal withholding tax obligations arising from these grants. We recorded the shares surrendered to us as treasury stock. An additional 20,000 shares of restricted shares were granted to non-officer employees in 2006, of which 15,000 vested in the fourth quarter of 2006, and 5,000 vested in the first quarter of 2007.

Total stock-based compensation expense was approximately $4.3 million (As restated), $1.6 million and $76,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

The per share weighted-average value of options granted by the Company during 2007, 2006 and 2005 were $7.72, $4.31 and $3.30, respectively. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The fair values for each year were calculated using an expected option life of five years and volatility rates ranging from 16.8% to 30.2% for 2005, and an expected option life of three to six years and volatility rates ranging from 26.9% to 35.2% for 2006, and an expected option life of three to six years and volatility rates ranging from 23.65% to 56.85% for 2007. In addition, the calculations assumed risk-free interest rates ranging from 3.72% to 4.35% in 2005, 4.59% to 5.10% in 2006 and 3.45% to 4.92% in 2007. Historically, the Company has never distributed dividends to our stockholders. Therefore, no expected dividend assumptions were factored into our fair value calculation.

Through December 31, 2007, the Company has estimated expected terms of three to six years for all options. Due to the significant changes in the Company’s business over the past three years, the Company has elected to use the “simplified” method, as defined in the SEC’s Staff Accounting Bulletin No.107 (“SAB No. 107”), to estimate expected term for stock options granted after December 31, 2005. The simplified method allows companies to estimate an expected term by using the vesting term plus the original contractual term divided by two. The Company used historical data to estimate volatility based on the expected term of the options and for stock option forfeitures. The Company used the five-year U.S. Treasury daily yield curve rates for the risk-free interest rate.

The total number of options and warrants issued by the Company from January 1, 2005 to December 31, 2007 included the following:

•
Options to acquire approximately 3,375,000 shares of Company common stock and warrants to acquire 125,000 shares of Company common stock were issued to UCC Capital employees on June 6, 2006 in connection with the acquisition of UCC Capital.

•
In connection with the acquisition of UCC Capital, the Company compensated our financial advisor for the transaction, Jefferies & Company, Inc., through the payment of a fee of $77,000 and the issuance of warrants exercisable through June 2009 to purchase 440,000 shares of Company common stock at an exercise price of $3.19 per share.

•	On October 31, 2006, the Compensation Committee approved the issuance of 175,000 non-qualified options to members of our Board of Directors.

•
On November 7, 2006, in connection with the acquisition of TAF, the Company issued warrants exercisable through November 7, 2009 to purchase 500,000 shares of Company common stock at an exercise price of $6.49.

•	The Company has granted options as part of our long-term incentive plan to employees hired following the Company’s relocation to New York.

•
On January 24, 2007, as part of bonuses distributed to employees for the year ended December 31, 2006, the Company issued options to employees exercisable through January 24, 2017 to purchase 51,500 shares of Company common stock at an exercise price of $8.95.

•
On February 15, 2007, in connection with the acquisition of Bill Blass, the Company issued warrants exercisable through February 15, 2017 to purchase 400,000 shares of Company common stock at exercise prices of $8.89. The vesting of these warrants is contingent upon the Bill Blass business meeting three earnings targets on September 30, 2008, December 31, 2009, and December 31, 2010. As of December 31, 2007, the first earnings target was the only one that has been deemed probable; therefore, the Company only deemed the first tranche of 133,333 warrants as outstanding. Subsequently, the Bill Blass business did meet the earning target on September 30, 2008, and the first tranche of 133,333 warrants vested on February 15, 2008. As a result of the sale of the Bill Blass business, the other two tranches of warrants will not vest. On February 21, 2007, the Company issued options exercisable through February 21, 2017 to purchase 5,000 shares of the Company common stock to an employee of Bill Blass at an exercise price of $10.90 per share.

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

•
During the three months ended December 31, 2007, the Company issued options to purchase 100,000 common shares to the spokesperson of our Waverly brand which are exercisable through December 6, 2017 at an exercise price of $4.70 per share.

•
During the three months ended December 31, 2007, the Company issued options to purchase 178,000 common shares to employees which are exercisable through December 31, 2017 at exercise prices ranging from $4.70 to $4.84 per share.

The total intrinsic value of stock options exercised during the twelve months ended December 31, 2007 and 2006 was $9,503,000 and $529,000, respectively. Cash received during 2007, 2006 and 2005 from share options and warrants exercised under the share-based payment plans was $3,313,000, $12,000 and $19,000, respectively. Total shares exercised in 2007 were 1,732,336, of which 1,102,916 were related to warrants..

The total number of warrants outstanding as of December 31, 2007 was 1,015,833.

In 2007, 1.7 million options were exercised.  Net proceeds from exercise of the options totaled $3.3 million.  The Company issues new shares upon share option exercise.

(13) RELATED PARTY TRANSACTIONS

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

As of December 31, 2007, the Company had an agreement with Marvin Traub Associates, Inc., an entity owned by Mr. Traub (then a member of the Board of Directors), to help the Company identify, approach, and negotiate a deal with a premier U.S. based big box retail chain so that such retailer might joint venture with, or purchase a license from, the Company to open MaggieMoo's ice cream locations within their stores. In July 2007, Marvin Traub Associates, Inc. received a one-time retainer fee of $25,000 upon the agreement's execution.  If the Company were successful in consummating a relationship with a third party, Marvin Traub Associates, Inc. would have received an additional $100,000 success fee.  No success fee ultimately was paid.

FTI Consulting, Inc. (“FTI”) provided due diligence services in 2006 totaling approximately $15,000 in connection with the acquisition of UCC Capital. Two members of NexCen’s then Board of Directors served as Directors of FTI, with one also serving as President and Chief Executive Officer for FTI.  For the year ended December 31, 2006, the Company had no outstanding payables due to FTI.

Designer License Holdings, Co. LLC (“DLHC”) is a licensee of the Bill Blass brand. The owner of DLHC also is an owner of Design Equity Holding Company, LLC (“DEHC”) which owned 10% of Bill Blass Jeans, LLC at December 31, 2007. As a licensee of Bill Blass, DLHC’s contract provides for payment of a minimum annual royalty of $5.0 million to the Company. In February 2008, the Company repurchased one half of DEHC’s minority interest in Bill Blass Jeans for $1.25 million, which represented the same value that was used when DEHC purchased its interest in Bill Blass Jeans in February 2007. On October 24, 2008, DLHC’s contract was amended to lower the minimum annual royalty and settle certain past due royalty payments.

Athlete’s Foot Marketing Support Fund, LLC (“TAF MSF”), is an entity that is funded by the domestic franchisees of TAF to provide domestic marketing and promotional services on behalf of the franchisees. On an as needed basis, the Company advanced funds to the TAF MSF under a loan agreement. The terms of the loan agreement included a borrowing rate of prime (on the date of the loan) plus 2%, and repayment by the TAF MSF with no penalty, at any time. As of December 31, 2007 and 2006, the Company had receivable balances of $1.4 million and $350,000 from the TAF MSF, respectively. The Company recorded interest income earned from the fund in the amount of $85,000.

(14) COMMITMENTS AND CONTINGENCIES (As Restated)

(a) LEGAL PROCEEDINGS

Securities Class Action. A total of four putative securities class actions have been filed in the United States District Court for Southern District of New York against NexCen Brands and certain of our former officers and current director for alleged violations of the federal securities laws. These actions are captioned: Mark Gray v. NexCen Brands, Inc., David S. Oros, Robert W. D’Loren & David Meister, No. 08-CV-4906 (filed on May 28, 2008); Ghiath Hammoud v. NexCen Brands, Inc., Robert W. D’Loren, & David B. Meister, No. 08-CV-5063 (filed on June 3, 2008); Ronald Doty v. NexCen Brands, Inc., David S. Oros, Robert W. D’Loren & David Meister, No. 08-CV-5172 (filed on June 5, 2008); and Frank B. Falkenstein v. NexCen Brands, Inc., David S. Oros, Robert W. D’Loren, David Meister, No. 08-CV-6126 (filed on July 3, 2008).

Although the formulations of the allegations differ slightly, plaintiffs allege that defendants violated federal securities laws by misleading investors in the Company’s public filings and statements. The complaints assert claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and also assert that the individual defendants are liable as controlling persons under Section 20(a) of the Exchange Act.  Plaintiffs seek damages and attorneys’ fees and costs.

On March 5, 2009, the court consolidated the actions and appointed Vincent Granatelli as lead plaintiff and Cohen, Milstein, Hausfeld & Toll, P.L.L.C. as lead counsel. Under the Stipulation and Order entered by the court on June 19, 2009, the plaintiff shall file an Amended Consolidated Complaint on or before August 24, 2009 and the Company shall file a responsive pleading on or before October 8, 2009, with any opposition and reply briefing due on November 23, 2009 and December 23, 2009, respectively.

Shareholder Derivative Action. A federal shareholder derivative action premised on essentially the same factual assertions as the federal securities actions also has been filed in the United States District Court for Southern District of New York against the directors or former directors of NexCen. This action is captioned: Soheila Rahbari v. David Oros, Robert W. D’Loren, James T. Brady, Paul Caine, Jack B. Dunn IV, Edward J. Mathias, Jack Rovner, George Stamas & Marvin Traub, No. 08-CV-5843 (filed on June 27, 2008). In this action, plaintiff alleges that NexCen’s Board of Directors breached its fiduciary duties in a variety of ways, mismanaged and abused its control of the Company, wasted corporate assets, and unjustly enriched itself by engaging in insider sales with the benefit of material non-public information that was not shared with shareholders. Plaintiff further contends that she was not required to make a demand on the Board of Directors prior to bringing suit because such a demand would have been futile, due to the board members’ alleged lack of independence and incapability of exercising disinterested judgment on behalf of the shareholders. Plaintiff seeks damages, restitution, disgorgement of profits, attorneys’ fees and costs, and miscellaneous other relief.  On November 18, 2008, the court agreed to stay the derivative case until at least May 18, 2009, on which date  the court scheduled a status conference. After holding the status conference on May 18, 2009, the court stayed the derivative case until the filing of this Second Amendment and ordered plaintiff to file its amended complaint within two weeks after the filing of this Second Amendment. On June 9, 2009, plaintiff requested transfer of the derivative case to the court presiding over the securities class action case. This request was denied.

California Litigation. A direct action was filed in Superior Court of California, Marin County against NexCen Brands and certain of our former officers by a series of limited partnerships or investment funds. The case is captioned: Willow Creek Capital Partners, L.P., et al. v. NexCen Brands, Inc., Case No. CV084266 (Cal. Superior Ct., Marin Country) (filed on August 29, 2008). Predicated on substantially similar factual allegations as the federal securities actions, this lawsuit is brought under California law and asserts both fraud and negligent misrepresentation claims. Plaintiffs seek compensatory damages, punitive damages and costs.

The California state court action was served on NexCen on September 2, 2008. Plaintiffs in the California action served NexCen with discovery requests on September 19, 2008. On October 17, 2008, NexCen filed two simultaneous but separate motions in order to limit discovery. First, NexCen filed a motion in the United States District Court for Southern District of New York to stay discovery in the California actions pursuant to the Securities Litigation Uniform Standards Act of 1998. Second, NexCen filed a motion in the California court to dismiss the California complaint on the ground of forum non conveniens, or to stay the action in its entirety, or in the alternative to stay discovery, pending the outcome of the federal class actions.

The California state court held a hearing on NexCen’s motion on December 12, 2008. At the hearing, the court issued a tentative ruling from the bench granting defendants’ motion to stay. On December 26, 2008, the court entered a final order staying the California action in its entirety pending resolution of the putative class actions pending in the Southern District of New York. A case management conference is scheduled for September 16, 2009.

SEC Investigation. We voluntarily notified the Enforcement Division of the SEC of our May 19, 2008 disclosure. The Company has been cooperating with the SEC and voluntarily provided documents and testimony, as requested. On or about March 17, 2009, we were notified that the SEC had commenced a formal investigation of the Company as of October 2008.

Legacy Aether IPO Litigation. The Company is among the hundreds of defendants named in a series of class action lawsuits seeking damages due to alleged violations of securities law.  The case is being heard in the United States District Court for the Southern District of New York.  The court has consolidated the actions by all of the named defendants that actually issued the securities in question.  There are approximately 310 consolidated cases before Judge Scheindlin, including this action, under the caption In Re Initial Public Offerings Litigation, Master File 21 MC 92 (SAS).

As to NexCen, these actions were filed on behalf of persons and entities that acquired the Company’s stock after our initial public offering in October 20, 1999.  Among other things, the complaints claim that prospectuses, dated October 20, 1999 and September 27, 2000 and issued by the Company in connection with the public offerings of common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws.  The complaint alleges that the prospectuses allegedly failed to disclose that the offerings’ underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers, which were designed to maintain, distort and/or inflate the market price of the Company’s common stock in the aftermarket.  The actions seek unspecified monetary damages and rescission.

After initial procedural motions and the start of discovery in 2002 and 2003, plaintiffs voluntarily dismissed without prejudice the officer and director defendants of each of the 310 named issuers, including NexCen.  Then in June 2003, the Plaintiff’s Executive Committee announced a proposed settlement with the issuer-defendants, including NexCen, and the officer and director defendants of the issuers (the “Issuer Settlement”).  A settlement agreement was signed in 2004 and presented to the court for approval. The proposed Issuer Settlement did not include the underwriter-defendants, and they continued to defend the actions and objected to the proposed settlement.  (One of the defendant-underwriters signed a memorandum of understanding in April 2006 agreeing to a $425 million settlement of claims against it.)

The district court granted preliminary approval of the proposed Issuer Settlement in 2005 and held a fairness hearing on the matter in April 2006.  In December 2006, before final action by the court on the proposed Issuer Settlement, the United States Court of Appeals for the Second Circuit issued a ruling vacating class certification for certain plaintiffs in the actions against the underwriter-defendants (the “Miles Decision”).  Plaintiffs filed a petition in early 2007 seeking rehearing of this decision and/or a rehearing en banc.  On April 6, 2007, the Second Circuit denied the petition for rehearing in an opinion.  After careful consideration by the parties of the effect of the Miles Decision on the proposed settlement (i.e., whether in light of the Miles Decision no class may be certified in these actions, even a settlement class), plaintiffs and the issuer-defendants executed a stipulation and proposed order terminating the proposed Issuers’ Settlement on June 22, 2007.  The district court “so ordered” the stipulation and proposed order, terminating the proposed Issuers’ Settlement shortly thereafter.

Discovery in the actions resumed, and plaintiffs filed amended complaints in the focus cases shortly thereafter.  Defendants moved to dismiss the amended complaints.  Plaintiffs filed motions for class certification in the focus cases.  Defendants filed papers opposing class certification.

As of December 31, 2007, NexCen had reserved $465,000 for our estimated exposure based on the initial proposed Issuer Settlement.

In 2008, the Plaintiff’s Executive Committee resumed settlement discussions with the issuer-defendants, including NexCen, and the officer and director defendants of the issuers. The parties reached a preliminary settlement in which NexCen would have to contribute no out-of-pocket amount to the settlement.  The parties filed their motion for preliminary approval of the settlement on April 2, 2009, which was granted by the district court on June 9, 2009. The court hearing on final approval is scheduled for September 10, 2009.

Legacy Aether Litigation. On March 13, 2006, a complaint, captioned Geologic Solutions, Inc., v. Aether Holdings, Inc., was filed against the Company in the Supreme Court for the State of New York, New York County.  The complaint alleged that plaintiff Geologic was damaged as a result of certain alleged breaches of contract and fraudulent inducement arising out of the Company’s alleged misrepresentations and failure to disclose certain information in connection with the asset purchase agreement dated as of July 20, 2004 for the purchase and sale of the transportation segment of our discontinued communications business.  In July 2007, the Company settled all claims with plaintiff for a payment of $600,000. The case has been dismissed with prejudice. The Company’s costs in connection with the defense of this case have been recorded against discontinued operations, further increasing the loss on the sale of the transportation segment, and decreasing the amount of cash we have available for acquisitions and operations. The settlement amount also has been recorded against discontinued operations.

Legacy UCC Capital Litigation. UCC Capital and Mr. D’Loren, our former chief executive officer in his capacity as president of UCC Capital, were parties along with unrelated parties to litigation resulting from a default on a loan to The Songwriter Collective, LLC (“TSC”), which loan UCC Capital had referred to a third party. A shareholder of TSC filed a lawsuit in the United States District Court for the Middle District of Tennessee, captioned Tim Johnson v. Fortress Credit Opportunities I, L.P., et al., in which plaintiff alleged that certain misrepresentations by TSC and its agents (including UCC Capital and Mr. D’Loren) induced the shareholder to contribute certain rights to musical compositions to TSC.  UCC Capital and Mr. D’Loren filed cross-claims claiming indemnity against TSC and certain TSC officers. TSC filed various cross and third-party claims against UCC Capital, Mr. D’Loren and another TSC shareholder, Annie Roboff. Roboff filed a separate action in the Chancery Court in Davidson County, Tennessee, captioned Roboff v. Mason, et al., as well as claims in the federal court lawsuit, against UCC Capital, Mr. D’Loren, TSC and the other parties. The parties reached a global settlement on December 19, 2007, with UCC Capital contributing a total of $125,000 to the settlement amount, which amount has been included in discontinued operations.  The case has been dismissed with prejudice.

Other.  NexCen and our subsidiaries are subject to other litigation in the ordinary course of business, including contract, franchisee, trademark and employment-related litigation. In the course of operating our franchise systems, occasional disputes arise between the Company and our franchisees relating to a broad range of subjects, including, without limitation, contentions regarding grants, transfers or terminations of franchises, territorial disputes and delinquent payments.

(b)  OPERATING LEASES

The Company is obligated under noncancelable operating leases for office space that expire at various dates through 2017. Future minimum lease payments under noncancelable operating leases and related sublease rent commitments as of December 31, 2007 are as follows:

Operating Leases (in thousands)	For the Year Ending December 31,
	2008	2009	2010	2011	2012	Thereafter
Gross lease commitments	$2,715	$1,856	$1,823	$1,839	$1,892	$7,072
Less: sub-leases	894	-	-	-	-	-
Lease commitments, net	$1,821	$1,856	$1,823	$1,839	$1,892	$7,072

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

The sublease amounts shown above are related to the Mobile Government headquarters lease in Massachusetts, which the Company has subleased to the buyer of that business, BIO-Key International, Inc., and to Northlight Financial LLC, which rented space in the Company’s New York headquarters.

The Company has recorded aggregate rent credits totaling $1.1 million which amount represents the value of rent concessions and tenant improvements provided by the lessors. These amounts will be amortized to rent expense on a straight-line basis over the lives of the respective leases.

(c) OTHER

Bill Blass Holding Co., Inc. and subsidiaries was selected for audit by the Internal Revenue Service (“IRS”) for the years ended December 31, 2005 and February 15, 2007. Subsequently in 2008, the audit covering the respective years was completed. The Company did not incur additional income tax expense as a result of the IRS audit.

As of December 31, 2007, the Company received a preliminary assessment of $653,000 for unpaid communications services tax by the State of Florida relating to the discontinued mobile and wireless communications business of Aether Systems, Inc. The Company filed an informal protest against this assessment, claiming errors in the calculation of the assessment. As of December 31, 2007, the Company accrued current liabilities of approximately $425,000 for legacy tax assessments and anticipated a negotiated settlement to this assessment.  Subsequently in 2008, the Company reached a settlement of all tax liabilities for approximately $74,000.

(d) RESTRICTED CASH (As Restated)

Restricted cash of $5.2 million (as restated) as of December 31, 2007 included funds held in escrow related to the Marble Slab Creamery acquisition. The Company paid $3.7 million of this amount (including interest) on February 28, 2008, and $1.5 million was held back to secure indemnity claims made by the Company of which $1.25 million plus accrued interest was paid on or about June 18, 2008. Long-term restricted cash of $1.7 million included security deposits relating to letters of credit which secure the facility leases of Bill Blass, our facility lease in Norcross, Georgia and the Company’s headquarters in New York City, as well as a security deposit held by the Company for a sub-lease with the buyer of a former business owned by the Company.

As of December 31, 2006, the Company had cash of $1.3 million relating to funds held in money market accounts as security for outstanding letters of credit established for the facility leases of a facility in Massachusetts formerly used by one of the businesses we sold in 2004 (which the Company sub-leases), and the Company’s headquarters in New York City.

(15) DISCONTINUED OPERATIONS (As Restated)

From our formation in 1996 until 2004, we owned, acquired and operated a number of mobile and wireless communications businesses. These businesses never became profitable, and during 2004 we sold these businesses and started a mortgage-backed securities, or MBS, business. During 2005, we assembled a leveraged portfolio of investments in MBS. However, market conditions for the MBS business changed significantly during this period, and the profitability of our leveraged MBS portfolio declined. We sold our entire MBS investments portfolio in November 2006, and since that time, we have focused entirely on our brand management business.

During 2005, we recognized additional losses related to the sales of our businesses which were sold in 2004. Income from discontinued operations in 2005 reflects $225,000 of income from our MBS business.

During 2006, the Company discontinued and sold our MBS segment, generating a gain of $755,000 on the sale.  Income from discontinued operations in 2006 of $2.4 million was primarily generated by the MBS business.

During 2007, we settled various legal and other claims relating to our discontinued businesses resulting in a net loss from discontinued operations of $548,000 (as restated).

In 2008, we narrowed our business model to operate in a single business segment: Franchising.  Previously, we had owned and licensed two consumer products brands:  Bill Blass and Waverly. In future periods after December 31, 2007, those businesses will be reported as discontinued operations. Our franchising business, which now constitutes our only segment, will be reported as continuing operations.

(16) QUARTERLY FINANCIAL INFORMATION (As Restated) (UNAUDITED)

			Quarter Ended
				(As Originally Reported)		(As Restated1)
	March 31,	June 30,	September 30,	December 31,		December 31,
(in thousands, except per share amounts)	2007	2007	2007	2007	Adjustments	2007
Revenues	$3,885	$8,852	$11,329	$10,229	$273	$10,502
Operating expenses	(5,161)	(7,865)	(8,725)	(10,354)	(499)	(10,853)
Operating income (loss)	(1,276)	987	2,604	(125)	(226)	(351)
Non-operating income (expense)	631	(560)	(1,264)	(1,757)	(32)	(1,789)
Income (loss) from continuing operations before income taxes	(645)	427	1,340	(1,882)	(258)	(2,140)
Income taxes	-	(217)	(1,253)	(1,833)	1	(1,832)
Income (loss) from continuing operations	(645)	210	87	(3,715)	(257)	(3,972)
Income (loss) from discontinued operations	447	(895)	(6)	(132)	38	(94)
Net income (loss)	$(198)	$(685)	$81	$(3,847)	$(219)	$(4,066)

Loss from continuing operations per common share basic and diluted	$(0.01)	$-	$-	$(0.07)	$-	$(0.07)
Loss from discontinued operations per common share basic and diluted	$0.01	$(0.01)	$-	$-	$-	$-
Net income (loss) per share - basic and diluted	$-	$(0.01)	$-	$(0.07)	$-	$(0.07)

Weighted average shares outstanding – basic	49,159	50,824	52,384	55,116	-	55,116
Weighted average shares outstanding – diluted	49,159	54,465	54,250	55,116	-	55,116

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2006	2006	2006	2006
Revenues	$-	$-	$-	$1,924
Operating expenses	(872)	(2,831)	(2,568)	(4,142)
Operating income (loss)	(872)	(2,831)	(2,568)	(2,218)
Non-operating income (expense)	320	671	1,202	1,144
Income (loss) from continuing operations before income taxes	(552)	(2,160)	(1,366)	(1,074)
Income taxes	-	-	-	(81)
Income (loss) from continuing operations	(552)	(2,160)	(1,366)	(1,155)
Income (loss) from discontinued operations	419	640	544	1,510
Net income (loss)	$(133)	$(1,520)	$(822)	$355
Loss from continuing operations per common share basic and diluted	$(0.01)	$(0.05)	$(0.03)	$(0.02)
Loss from discontinued operations per common share basic and diluted	$0.01	$0.02	$0.01	$0.03
net income (loss) per share - basic and diluted	$-	$(0.03)	$(0.02)	$0.01

Weighted average shares outstanding - basic	44,019	44,721	46,534	47,234
Weighted average shares outstanding - diluted	44,019	44,721	46,534	49,079

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

(17) ACQUISITION OF UCC CAPITAL

On June 6, 2006, NexCen acquired UCC Capital for 2.5 million shares of common stock, plus the right to contingent consideration if future performance targets were met (in the form of an earn-out) of up to an additional 2.5 million shares and up to $10 million in cash.

On September 5, 2007, the Board of Directors determined that based on the Company’s stock performance and an adjusted annualized earnings calculation (based on the financial statements included in the Quarterly Report on Form 10-Q for the period ended June 30, 2007), all performance targets had been satisfied. As a result, the former UCC Capital securityholders received the contingent consideration comprised of 2.5 million shares of common stock (900,000 of which had been held in an escrow account) and $10 million in cash in September 2007. In accordance with SFAS No. 141, the Company recorded the value of shares based on the five day average of the Company’s closing stock price beginning two days before the approval of the earn out and ending two days after, or $6.87 per share, totaling approximately $27.2 million.

The Company allocated the initial purchase price of the assets acquired and liabilities assumed at the estimated fair values at the acquisition date. The contingent consideration was recorded as additional goodwill at the fair value of the consideration on the date approved by the Board of Directors. The recorded goodwill will not be deductible for tax purposes. See Note 25 – Subsequent Events (As Restated) under the caption, “Events Affecting Valuations of Goodwill, Trademarks and Other Intangibles,” for discussion regarding subsequent impairments.

(18) ACQUISITION OF THE ATHLETE’S FOOT

On November 7, 2006, the Company, through our subsidiary NexCen Holding Corp., acquired Athlete’s Foot Brands, LLC, along with an affiliated advertising and marketing fund, and certain nominal fixed assets owned by an affiliated company.  As of December 31, 2007, we reported the results of this business in our Retail Franchising segment.

The purchase price for the TAF acquisition, excluding contingent consideration, was $53.1 million, consisting of approximately $42.1 million in cash and $9.2 million in our common stock (approximately 1.4 million shares which were valued at $6.55 per share), and $1.8 million in other deal related costs. At the closing on November 7, 2006, we also issued to one of the sellers a three-year warrant to purchase an additional 500,000 shares of our common stock at a per share price of $6.49. In accordance with SFAS No. 141, the Company recorded the value of stock issued based on the five day average of the Company’s closing stock price beginning two days before the acquisition and ending two days after, or $6.55 per share. The purchase agreement required a stand-alone audit of the 2006 financial results of Athlete’s Foot Brands, LLC to determine the amount of contingent consideration to be paid to the sellers. Based on the 2006 financial results of TAF, no contingent consideration was earned and therefore none was paid.

Prior to this acquisition, there were executory contracts between UCC Capital and TAF. UCC Capital provided financial advisory services to TAF. UCC Capital earned advisory and loan servicing revenues during the course of the arrangement, which terminated with the acquisition. The estimated fair value of these agreements was recorded when we acquired UCC Capital, and the amounts were included in intangible assets. The settlement of these agreements was recorded in purchase accounting at fair value without recognition of any amounts in our statement of operations. The final purchase price allocation is as follows:

(in thousands)

Purchase Price:
Cash payments	$42,058
Stock consideration	9,258
Direct acquisition costs	1,825
Total purchase price	$53,141

Allocation of Purchase Price:
Trademarks	$49,000
Goodwill	2,546
License agreements	2,600
Assets acquired	1,310
Total assets acquired	55,456
Total liabilities assumed	(2,315)
Net assets acquired	$53,141

TAF’s results of operations are included in the Consolidated Statements of Operations beginning from November 7, 2006 (the date of acquisition). The recorded amount of goodwill and trademarks is deductible for tax purposes.

See Note 25 – Subsequent Events (As Restated) under the caption, “Events Affecting Valuations of Goodwill, Trademarks and Other Intangibles,” for discussion regarding subsequent impairments.

(19) ACQUISITION OF BILL BLASS (As Restated)

On February 15, 2007 the Company, through our subsidiary Blass Acquisition Corp., completed the purchase of all of the outstanding equity interests of Bill Blass Holding Co., Inc. and two affiliated businesses (collectively, “Bill Blass”). As of December 31, 2007, we reported the results of this business in our Consumer Branded Products segment.

The purchase price for the Bill Blass acquisition included initial consideration of $54.6 million, consisting of $39.1 million in cash and $15.6 million in our common stock (approximately 2.2 million shares which were valued at $7.09 per share). For financial reporting purposes, and in accordance with SFAS No. 141 and related guidance thereto, the value of shares issued as consideration in connection with the stock purchase agreement was determined by multiplying the number of shares issued by the average closing quoted market price of the shares for the five day period beginning two days prior to the effective date (the date that principal terms of the acquisition were agreed to and announced) of the stock purchase agreement and ending two days after the effective date, or $7.11 per share. Under the terms of the stock purchase agreement, the former stockholders were entitled to additional consideration of up to $16.2 million provided certain financial goals relating to the Bill Blass business were achieved. The contingent consideration would have been payable in cash or stock at the option of the Company.  No additional consideration was paid as the financial goals were not met.

Immediately following the acquisition, the Company formed the subsidiary Bill Blass Jeans, LLC (“Jeans”) and contributed our ownership of Bill Blass International, LLC to Jeans. The Company then sold a 10% minority interest in Jeans to Designer Equity Holding Company LLC (“DEHC”), an affiliate of Designer License Holding, LLC, for initial cash consideration of $2.7 million and a subscribed interest of $2.7 million which together represent approximately 10% of the aggregate purchase price of Bill Blass (the “Minority Sale”). In addition, the Company issued a warrant to DEHC to purchase up to 400,000 shares of the Company’s stock at a per share exercise price of $8.89, provided certain financial goals were achieved.

The Company allocated the purchase price of the assets acquired and liabilities assumed at the estimated fair values at the acquisition date. The goodwill and trademarks are not deductible for tax purposes. The preliminary allocation of purchase price subsequently was revised to reflect deferred tax liabilities assumed in connection with the acquisition in the amount of approximately $23.3 million (as restated), which amount was recorded as additional goodwill. The preliminary allocation of the purchase price was also revised to reflect final valuations of the Bill Blass trademarks, which resulted in an increase to identified intangibles of approximately $13.0 million, which amount was credited to goodwill.

Prior to this acquisition, there were executory contracts between UCC Capital and Bill Blass. UCC Capital provided financial advisory services to Bill Blass. UCC Capital earned advisory and loan servicing revenues during the course of the arrangement, which terminated with the acquisition. The estimated fair value of these agreements with Bill Blass was recorded when we acquired UCC Capital, and the amounts were included in intangible assets. The settlement of these agreements was recorded in purchase accounting at fair value without recognition of any amounts in our statement of operations. The final purchase price allocation is as follows:

(in thousands)

Purchase Price (As Restated)[1]:
Cash payments	$39,060
Stock consideration	15,593
Direct acquisition costs	1,216
Total purchase price	$55,869

Allocation of Purchase Price
(As Restated)[1]:
Trademarks	$58,137
Goodwill	18,927
License agreements	966
Assets acquired	2,301
Total assets acquired	80,331
Total liabilities assumed	(24,462)
Net assets acquired	$55,869

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

Bill Blass’ results of operations are included in the Consolidated Statements of Operations beginning from February 15, 2007 (the date of acquisition).

See Note 25 – Subsequent Events (As Restated) under the caption, “Events Affecting Valuations of Goodwill, Trademarks and Other Intangibles,” for discussion regarding subsequent sale and impairments.

(20) ACQUISITIONS OF MARBLE SLAB CREAMERY AND MAGGIEMOO’S (As Restated)

Marble Slab Creamery. On February 28, 2007, the Company completed the purchase of substantially all of the assets of Marble Slab Creamery used or intended for use in connection with the operation of the Marble Slab Creamery franchising system. As of December 31, 2007, the results of this business was reported in our QSR Franchising segment.

The initial consideration of $21 million consisted of cash of $16 million, a promissory note in the principal amount of $3.5 million, and a second promissory note in the principal amount of $1.5 million. The notes accrued interest at the annual rate of 6% per annum until maturity, which was twelve months from the date of issuance. The Company paid the first promissory note in the amount of $3.5 million plus accrued interest in cash on February 29, 2008. The second promissory note in the amount of $1.5 million note plus interest was held in an escrow account pending resolution of certain indemnification claims.  On or about June 20, 2008, the Company paid $1.25 million plus accrued interest on the promissory note and retained $250,000 as settlement of the indemnification claims.

The Company allocated the purchase price of the Marble Slab Creamery assets acquired and liabilities assumed at the estimated fair values at the acquisition date. The recorded goodwill and trademarks are deductible for tax purposes. The preliminary allocation of purchase price was revised to reflect the final valuation of identified intangibles, which increased by approximately $1 million, which amount was recorded as additional goodwill. The final purchase price allocation is as follows:

(in thousands)

Purchase Price (As Restated)[1]:
Cash payments and promissory notes	$20,900
Direct acquisition costs	971
Total purchase price	$21,871

Allocation of Purchase Price (As Restated)[1]:
Trademarks	$22,117
Goodwill	2,001
Franchise agreements	1,229
Assets acquired	383
Total assets acquired	25,730
Total liabilities assumed	(3,859)
Net assets acquired	$21,871

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

Marble Slab Creamery results of operations are included in the Consolidated Statements of Operations beginning from February 28, 2007 (the date of acquisition).

See Note 25 – Subsequent Events (As Restated) under the caption, “Events Affecting Valuations of Goodwill, Trademarks and Other Intangibles,” for discussion regarding subsequent impairments.

MaggieMoo’s. On February 28, 2007, MM Acquisition Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, was merged with and into MaggieMoo's, and MaggieMoo's became a wholly owned subsidiary of the Company (the “Merger”). As of December 31, 2007, the results of this business was reported in our QSR Franchising segment.

The sellers received initial consideration of approximately $15.9 million, after purchase adjustments of $216,000, consisting of cash of approximately $10.5 million and 234,242 shares of common stock of the Company, with an aggregate value of approximately $2.4 million (based on the average closing quoted market price of the shares for the 15 consecutive trading days ending on (and including) the trading day prior to the date of the merger agreement, or $10.21). For financial reporting purposes, and in accordance with SFAS No. 141 and related guidance thereto, the value of shares issued as consideration in connection with the merger agreement is determined by multiplying the number of shares issued by the average closing quoted market price of the shares for the 5 day period beginning two days prior to the date of the closing of the Merger and ending two days after the date of the closing of the transaction, or $10.51. Under the terms of the Merger, approximately $3 million of the initial consideration, in the same proportion as the ratio of stock and cash for the initial consideration, was to be held back from the sellers by the Company until February 28, 2009 to satisfy potential post-closing purchase price adjustments and indemnity claims. The sellers also were to receive additional consideration in the form of an earn-out, totaling approximately $840,000 (as restated), determined by a formula based on the 2007 audited revenues of MaggieMoo’s and Marble Slab Creamery, which was payable on March 31, 2008. The earn-out has not yet been paid due to on-going disputes between the parties.

The Company allocated the purchase price of the MaggieMoo’s assets acquired and liabilities assumed at the estimated fair values at the acquisition date. The recorded goodwill and trademarks are deductible for tax purposes. The original allocation of purchase price has been adjusted to reflect a net increase of approximately $4.0 million of which primarily relates to lease guarantees of $2 million, deferred revenues of $622,000 and other liabilities assumed in connection with the acquisition and, consequently, goodwill has been adjusted to reflect this increase. The final purchase price allocation is as follows:

(in thousands)

Purchase Price (As Restated)[1]:
Cash payments	$10,492
Stock consideration	2,462
Initial consideration payable	3,084
Additional consideration payable	840
Direct acquisition costs	587
Total purchase price	$17,465

Allocation of Purchase Price (As Restated)[1]:
Trademarks	$16,500
Goodwill	5,086
Franchise agreements	654
Assets acquired	1,295
Total assets acquired	23,535
Total liabilities assumed	(6,070)
Net assets acquired	$17,465

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

MaggieMoo’s results of operations are included in the Consolidated Statements of Operations beginning from February 28, 2007 (the date of acquisition).

See Note 25 – Subsequent Events (As Restated) under the caption, “Events Affecting Valuations of Goodwill, Trademarks and Other Intangibles,” for discussion regarding subsequent impairments.

(21) ACQUISITION OF WAVERLY (As Restated)

On May 2, 2007, the Company through our wholly owned subsidiary WV IP Holdings, LLC, completed the acquisition of intellectual property assets including primarily trademarks, copyrights, and license agreements relating to the Waverly, Gramercy and Village brands (the “Waverly business”) pursuant to an asset purchase agreement with F. Schumacher & Co. (“Schumacher”) for cash consideration of approximately $34 million. As of December 31, 2007, the results of this business was reported in our Consumer Branded Products segment.

At the closing of the Waverly acquisition, the Company also acquired all of the rights, title and interests of Ellery Homestyles, LLC (“Ellery”), a licensee of the Waverly brand used in connection with the manufacture and sale of home products, under a Right of First Refusal Agreement (“ROFR”) between Waverly Brand Acquisition LLC (an affiliate of Ellery) and Schumacher dated January 3, 2006 for cash consideration of $2.75 million and a warrant to purchase 50,000 shares of the Company’s common stock. The exercise price of the warrant is equal to $12.43, which was the closing price of the Company’s common stock on the day prior to the issuance of the warrant.

The Company allocated the purchase price of the assets acquired at the estimated fair values at the acquisition date. The goodwill and trademarks are deductible for tax purposes. The Company did not assume any liabilities in connection with the acquired assets.

The original purchase price was increased by $239,000 to include additional acquisition costs. Consequently, the original amount allocated to goodwill has been increased. The final purchase price allocation is as follows:

(in thousands)

Purchase Price (As Restated)[1]:
Cash payments	$36,775
Warrants	407
Direct acquisition costs	472
Total purchase price	$37,654

Allocation of Purchase Price (As Restated)[1]:
Trademarks	$37,321
License agreements	333
Assets acquired	$37,654

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

Waverly results of operations are included in the Consolidated Statements of Operations beginning from May 2, 2007 (the date of acquisition).

See Note 25 – Subsequent Events (As Restated) under the caption, “Events Affecting Valuations of Goodwill, Trademarks and Other Intangibles,” for discussion regarding subsequent sale and impairments.

(22) ACQUISITION OF PRETZEL TIME AND PRETZELMAKER (As Restated)

On August 7, 2007, the Company purchased the trademarks, franchise agreements and related intellectual property, of Pretzel Time Franchising, LLC (“Pretzel Time”) and Pretzelmaker Franchising, LLC (“Pretzelmaker”, and together with Pretzel Time the “Pretzel Time and Pretzelmaker Brands”), from Mrs. Fields Famous Brands, LLC, for $30.3 million.  As of December 31, 2007, the results of this business was reported in our QSR Franchising segment.

The purchase price consisted of cash of approximately $22.0 million and the issuance of approximately 1 million shares of common stock with an approximate value of $7.9 million based on the Company’s closing stock price immediately prior to the acquisition. In accordance with SFAS No. 141, the Company recorded the value of stock issued based on the five day average of the Company’s closing stock price beginning two days before the acquisition and ending two days after, or $7.99. No other assets were acquired, and no liabilities were assumed, in connection with the acquisition. The Company allocated the purchase price of the assets acquired at the estimated fair values at the acquisition date based on independent valuations. The recorded amount of goodwill and trademarks is deductible for tax purposes. The final purchase price allocation is as follows:

(in thousands)

Purchase Price (As Restated)[1]:
Cash payments	$21,999
Stock consideration	7,972
Direct acquisition costs	311
Total purchase price	$30,282

Allocation of Purchase Price (As Restated)[1]:
Trademarks	$28,110
Goodwill	367
Non-compete agreement	1,060
Franchise agreements	740
Deferred franchise agreements	5
Assets acquired	$30,282
(1)	See Note 2 of these Notes to Consolidated Financial Statements.

The results of operations of the Pretzel Time and Pretzelmaker Brands are included in the Consolidated Statements of Operations beginning from August 7, 2007(the date of acquisition).

See Note 25 – Subsequent Events (As Restated) under the caption, “Events Affecting Valuations of Goodwill, Trademarks and Other Intangibles,” for discussion regarding subsequent impairments.

(23) PRO FORMA INFORMATION RELATED TO THE ACQUISITIONS (As Restated) (Unaudited)

Because the purchases of Bill Blass, MaggieMoo’s, Marble Slab Creamery, Waverly and the Pretzel Time and Pretzelmaker Brands were material acquisitions, we are providing the pro forma financial information set forth below, which presents the consolidated results as if the acquisitions had all occurred on January 1, 2006. The financial information presented for TAF for the three months and year ended 2007 is based on actual results since we owned TAF for all of 2007. The financial information for Bill Blass, MaggieMoo’s, Marble Slab Creamery, Waverly, and Pretzel Time and Pretzelmaker for the three months ended December 31, 2007 is also based on actual information since those brands were all acquired prior to September 30, 2007. All of the other financial information for the three months and year ended December 31, 2006 and 2007 are based on the results of the brands prior to our ownership and include pro forma adjustments to interest, depreciation and income taxes in order to conform to current operations. This pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

	Three Months Ended December 31,		Year Ended December 31,
(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)	2007	2006	2007	2006

Revenues
TAF	$2,381	$3,076	$8,536	$9,410
Bill Blass	2,383	2,090	10,072	9,523
MaggieMoo's	381	1,137	3,239	4,583
Marble Slab Creamery	1,331	1,064	5,737	5,469
Waverly	1,985	1,327	8,825	6,314
Pretzel Time	1,266	1,194	4,594	3,761
Pretzelmaker	775	732	2,396	2,508
Total pro forma revenues	$10,502	$10,620	$43,399	$41,568

Operating income (loss)
TAF	$110	$1,700	$2,430	$4,550
Bill Blass	1,927	1,625	7,446	6,329
MaggieMoo's	(338)	(17)	332	(2,188)
Marble Slab Creamery	220	(208)	1,557	1,123
Waverly	1,004	535	4,896	2,519
Pretzel Time	1,128	853	3,024	2,471
Pretzelmaker	657	523	1,684	1,648
Total pro forma operating income	$4,708	$5,011	$21,369	$16,452

Net income (loss)
TAF	$(485)	$906	$503	$2,305
Bill Blass	1,388	961	5,617	4,379
MaggieMoo's	(448)	(102)	222	(2,273)
Marble Slab Creamery	100	(336)	1,439	997
Waverly	572	86	3,928	1,420
Pretzel Time	816	643	2,661	2,212
Pretzelmaker	619	370	1,617	1,460
Total	$2,562	$2,528	$15,987	$10,500

Corporate	$(2,702)	$(1,708)	$(8,634)	$(4,702)
Income taxes	(2,240)	(370)	(3,710)	(370)
Stock based compensation	(1,592)	(548)	(4,287)	(1,632)
Total pro forma net income (loss)	$(3,972)	$(98)	(644)	$3,796

Pro forma net income (loss) per share - basic	$(0.07)	$-	$(0.01)	$0.08
Pro forma net income (loss) per share - diluted	$(0.07)	$-	$(0.01)	$0.08

Weighted-average shares - basic	55,116	47,234	51,889	45,636
Weighted-average shares - diluted	55,116	47,234	51,889	46,371

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

These amounts include the historical results of the businesses we acquired. We do not intend to assume their historical overhead costs in our corporate structure. As discussed in Note 18 – Acquisition of The Athlete’s Foot, TAF was acquired in the prior year on November 7, 2006.

(24) SEGMENT REPORTING (As Restated)

As of December 31, 2007, the Company operated in four segments: QSR Franchising, Retail Franchising, Consumer Branded Products and Corporate. The Company's reportable operating segments were determined in accordance with the Company's internal management structure as of December 31, 2007. The following tables set forth the Company's financial performance by reportable operating segment.

	Year Ended December 31,
(in thousands)	2007 (As Restated1)	2006	2005
Revenues:
Franchise management
Retail franchising	$8,536	$1,924	$-
QSR franchising	11,052	-	-
Total	19,588	1,924
Brand management
Consumer branded products	14,980	-	-
Corporate	-	-	-
Total revenues	$34,568	$1,924	$-

Operating income (loss):
Franchise management
Retail franchising	$2,452	$1,326	$-
QSR franchising	4,737	-	-
Total	7,189	1,326	-
Brand management
Consumer branded products	10,295	-	-
Total Brands	17,484	1,326	-
Corporate	(15,520)	(9,815)	(5,241)
Total operating income (loss)	$1,964	$(8,489)	$(5,241)

	December 31,	December 31,
(in thousands, except per share amounts)	2007 (As Restated1)	2006
Assets
Franchise management:
Retail franchising	$59,057	$59,937
QSR franchising	87,927
Total	146,984	59,937
Brand management
Consumer branded products	126,107	-
Total brands	273,091	59,937
Corporate	86,519	98,448
Total assets	$359,610	$158,385

Current and long-term debt:
Franchise management
Retail franchising	$26,030	$-
QSR franchising	35,000	-
Total	61,030	-
Brand Management
Consumer branded products	48,548	-
Total brands	109,578	-
Corporate	-	-
Total current and long-term debt	$109,578	$-

(1)	See Note 2 of these Notes to Consolidated Financial Statements.

As of December 31, 2007, our QSR Franchising and Retail Franchising segments earned revenues from franchising locations to independent operators who pay initial franchise fees and continuing royalties determined as a percentage of retail sales. Our franchising operations are based in our Norcross, Georgia facility. As of December 31, 2007, our Consumer Branded Products segment earned revenue from licensing the Bill Blass and Waverly brands to third party wholesalers and retailers who pay royalties determined as the greater of minimum guarantees of percentage of net sales as defined. Most of our revenues were earned from franchisees and licensees operating in the United States. Approximately 11% of our income for 2007 was earned internationally, and 69% of the total revenue earned from international sources was earned in our Retail Franchising segment.

As of December 31, 2006, we had only one operating segment – our Retail Franchising segment. All of our royalty and franchise fee revenue was generated by TAF. In 2006 approximately 53% of this revenue was generated in the United States.

In 2005, we only had corporate costs; all other activity is included in discontinued operations.

(25) SUBSEQUENT EVENTS (As Restated)

Change to Single Business Segment

In 2008, we narrowed our business model to operate in a single business segment: Franchising.  Previously, we had owned and licensed two consumer products brands:  Bill Blass and Waverly. In future periods after December 31, 2007, those businesses will be reported as discontinued operations. Our franchising business, which now constitutes our only segment, will be reported as continuing operations.

Events Affecting Valuations of Goodwill, Trademarks and Other Intangibles

Generally

On May 19, 2008, the Company disclosed issues related to our debt structure that materially and negatively affected the Company. Specifically, we disclosed previously undisclosed terms of the January 2008 Amendment, the substantial doubt about our ability to continue as a going concern, our inability to timely file our periodic report and our expected restatement of our Original 10-K. The Company also announced that it was actively exploring all strategic alternatives to enhance its liquidity including the possible sale of one or more of our businesses. These disclosures had an immediate and significant adverse impact on our business. The price of our common stock dropped; the Company and certain current and former officers and directors of the Company were sued for various claims under the federal securities laws and certain state statutory and common laws; and we became the subject of a formal investigation by the Enforcement Division of the SEC. In addition, as a result of noncompliance with the listing requirements of NASDAQ, including delays in filing our periodic reports, our common stock was suspended from trading on NASDAQ on January 13, 2009 and delisted on February 13, 2009.

Throughout 2008, the worldwide financial markets experienced an unprecedented deterioration, affecting both debt and equity markets in the U.S. and internationally. The economy underwent a significant slowdown due to uncertainties related to, among other factors, energy prices, availability of credit, difficulties in the banking and financial services sectors, softness in the housing market, severely diminished market liquidity, geopolitical conflicts, falling consumer confidence and rising unemployment rates. The market for home and luxury brands fell especially dramatically.

Bill Blass

On December 24, 2008, the Company and certain of our subsidiaries sold substantially all of the assets associated with the Bill Blass licensing business to Peacock International Holdings, LLC for $10 million in cash. As a result of the sale of the business, a loss on sale of approximately $13 million was recorded, which is in addition to the impairment charges discussed below. See Note 19 for further detail regarding the initial purchase of this business.

Waverly

On October 3, 2008, the Company and certain of our subsidiaries sold all of the assets associated with the Waverly business (including the Gramercy and Village brands) to Iconix Brand Group, Inc. for approximately $26 million in cash and the assumption of certain liabilities. As a result of the sale of the business, a loss on sale of approximately $2 million was recorded, which is in addition to the impairment charges discussed below. See Note 21 for further detail regarding the initial purchase of this business.

UCC Capital

As of December 31, 2008, goodwill of $37.5 million, which is included in the Consolidated Balance Sheets as of December 31, 2007, was written down to $0. This is attributed to the decision in May 2008 to discontinue all acquisition activities.

Impairments of Goodwill, Trademarks and Other Intangibles

The events and circumstances described above all had swift, material and adverse affect on the value of our goodwill, trademarks and other intangibles which comprise our principal assets.

In accordance with SFAS No. 142, the Company tests goodwill, trademarks and other intangibles for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the assets below its respective carrying amount. During 2008, the Company determined that it was necessary to evaluate goodwill and trademarks for impairment between annual tests due to, among other things, deteriorating market conditions and the announcement that we would sell certain businesses.

Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value to be more or less than their respective carrying amounts. In addition, to the extent that there are significant changes in market conditions or overall economic conditions or our strategic plans change, it is possible that impairment charges related to reporting units, which are not currently impaired, may occur in the future.

Goodwill

The following tables summarize impairment charges recorded related to goodwill during the year ended December 31, 2008 (in thousands):

	12/31/2007(1)	2008 Additions		2008 Impairment/Disposition	12/31/2008
UCC Capital	$37,514	$-		$(37,514)	$-

The Athlete's Foot	2,546	-		(2,546)	-

Bill Blass	18,927	-		(18,927)	-

Marble Slab Creamery	2,001	150	(2)	(2,151)	-

MaggieMoo's	5,086	-		(5,086)	-

Pretzelmaker	367	-		(367)	-

Great American Cookies (3)	-	1,719		(1,719)	-

Total	$66,441	$1,869		$(68,310)	$-

(1)	As restated.
(2)	Additional contingent purchase price paid in 2008 consisting of interest distributed on certain promissory notes. See Note 20 above.
(3)	Acquired in 2008.

Trademarks

The following tables summarize impairment charges recorded related to trademarks during the year ended December 31, 2008 (in thousands):

	12/31/2007(1)	2008 Additions		2008 Impairment/Disposition	12/31/2008
The Athlete's Foot	$49,123	$45	(2)	$(37,818)	$11,350

Bill Blass	58,137	-		(58,137)	-

Waverly	37,321	13	(2)	(37,334)	-

Marble Slab Creamery	22,117	-		(13,055)	9,062

MaggieMoo's	16,500	-		(12,306)	4,194

Pretzel Time	17,386	-		(17,075)	311

Pretzelmaker	10,724	-		(1,799)	8,925

Great American Cookie (3)	-	43,500		(27,020)	16,480

Total	$211,308	$43,558		$(204,544)	$50,322

(1)	As restated.
(2)	Additional capitalized trademark costs.
(3)	Acquired in 2008.

Other Intangible Assets

The following table summarizes impairment charges recorded related to other intangible assets during the year ended December 31, 2008 (in thousands):

	12/31/2007		2008 Acquisition		2008 Amortization	2008 Impairment/Disposition	12/31/2008
Non-compete agreement - Corporate	$648	(1)	$-		$(336)	$(312)	$-

License agreements - Bill Blass	553	(1)	-		(67)	(486)	-

Lease asset – Bill Blass	188	(1)	-		(13)	(175)	-

License agreements – Waverly	283	(1)	-		(31)	(252)	-

Supply/Customer Relationship - Great American Cookies (2)	-		45,000		-	(16,590)	28,410

All other intangibles (not impaired)	5,893		1,091	(3)	(825)	-	6,159

Total	$7,565		$46,091		$(1,272)	$(17,815)	$34,569

(1)	Net of accumulated amortization.
(2)	Acquired in 2008.
(3)
Includes $311,000 of Pretzel Time trademark value, which became amortizable during third quarter 2008 as a result of the Company’s plan to consolidate the Pretzel Time brand under the Pretzelmaker brand.

Other intangible assets are comprised of non-compete agreements of key executives and others, license agreements, franchise agreements, lease asset of an acquired below-market lease, and customer/supplier relationship related to the acquired exclusive supply and customer relationship with Great American Cookies franchisees.  Impairment charges were recorded in 2008 with respect to all of these other intangible assets, except franchise agreements, certain non-compete agreements and the amortizable portion of the Pretzel Time trademark assets.

Acquisitions

Bill Blass

In February 2008, the Company repurchased one half of DEHC’s minority interest equaling 5% in Bill Blass Jeans, LLC for $1.25 million. The interest that was repurchased by the Company was priced at the same value used when DEHC purchased its 10% initial interest in Bill Blass Jeans, LLC in February 2007.

In order to have greater control of the Bill Blass brand and conduct a more comprehensive sales process, on July 11, 2008, the Company acquired all of the membership interests of the limited liability company Bill Blass, Ltd. LLC, which owned and operated the Bill Blass couture business pursuant to a royalty-free license from the Company (“Bill Blass Couture”). The purchase price paid at closing was comprised of nominal consideration and the Company’s assumption of approximately $12,000 in net liabilities, excluding amounts owed by Bill Blass Couture to the Company. Starting in January 2008, the Company made loans, advances and investments of approximately $2.2 million to Bill Blass Couture. Following the sale of the Bill Blass licensing business, on December 31, 2008, Bill Blass, Ltd. LLC (which remained an indirect subsidiary of the Company) filed for liquidation under Chapter 7 of the United States Bankruptcy Code. The Company did not recover any of the $2.2 million of loans, advances or investments.

Great American Cookies

In January 2008, we acquired substantially all of the assets of Great American Cookie Company Franchising, LLC and Great American Manufacturing, LLC (collectively, “Great American Cookies”) for the purchase price of approximately $95.5 million, consisting of $89 million in cash and 1,099,290 shares of the Company’s common stock (valued at $4.24 per share which was the closing price of one share of the Company’s common stock on January 28, 2008). In addition, pursuant to a settlement agreement with certain franchisees, the Company issued 300,000 warrants to purchase shares of the Company’s common stock valued at $3.28 per warrant. The $89 million cash portion of the purchase price was funded with $70 million borrowed pursuant to the January 2008 Amendment and $20 million of cash on hand.  (See “Financing Transactions” below.) The Company allocated the purchase price of the assets acquired and liabilities assumed at the estimated fair values at the acquisition date. The recorded goodwill and trademarks are deductible for tax purposes.  The final purchase price allocation is as follows:

(in thousands)

Purchase price:
Cash payments	$89,028
Stock consideration	5,690
Direct acquisition costs	769
Total purchase price	$95,487

Allocation of purchase price:
Trademarks	$43,500
Goodwill	1,719
Franchise agreements	780
Supply/Customer Relationship	45,000
Assets acquired	5,013
Total assets acquired	96,012
Total liabilities assumed	(525)
Net assets acquired	$95,487

See above for 2008 impairments.

Joint Venture Investment

Shoebox New York

In January 2008, Shoe Box Holdings, LLC acquired the trademarks and other intellectual property of The Shoe Box, Inc., a multi-brand shoe retailer based in New York for $500,000. Shoe Box Holdings, LLC is a joint venture with the VCS Group, LLC (“VCS”), a premier women's fashion footwear company, and TSBI Holdings, LLC (“TSBI”), the originator of The Shoe Box. The purpose of the joint venture is to franchise The Shoe Box’s high-quality, high-fashion shoes and accessories concept under the Shoebox New York brand. The Company and VCS each contributed $725,000 to Shoe Box Holdings, LLC, in exchange for a 33.3% interest in the entity. TSBI contributed its knowledge and expertise in retail operations and owns the remaining 33.3% interest in Shoe Box Holdings, LLC.

A wholly owned subsidiary of Shoe Box Holdings, LLC holds the acquired intellectual property of The Shoe Box, Inc. and the intellectual property of the Shoebox New York franchise concept (collectively, the “Shoebox Intellectual Property”). The principal of TSBI was retained to assist in the development of the Shoebox New York concept pursuant to a consulting agreement (the “Consulting Agreement”), and TSBI was granted a non-exclusive license to the Shoebox Intellectual Property (the “License Agreement) to continue operating the existing The Shoe Box stores and to open additional stores under the Shoebox New York brand. If the License Agreement is terminated due to a breach by TSBI or if the Consulting Agreement is terminated due to a breach by the principal of TSBI, Shoe Box Holdings, LLC has the right to repurchase all of TSBI’s ownership interest for $1.00. The terms of the transaction also include an option for TSBI to purchase all of the ownership units of Shoe Box Holdings, LLC in the event that 20 franchised stores are not opened and operating on or prior to the date that is 36 months from the transaction’s second closing date (January 15, 2011) or the date that is 48 months from the transaction’s second closing date (January 15, 2012, collectively, the “Trigger Dates”). TSBI also has an alternative option, in the event that 20 franchised stores are not opened and operating on or prior to the either of the Trigger Dates, to withdraw from Shoe Box Holdings, LLC by surrendering its ownership units, terminating the License Agreement, and by ceasing all uses of the Shoebox Intellectual Property.

Until the Company and VCS are re-paid their respective initial investments of $725,000, the Company and VCS will each receive 50% of the profits and losses from the joint venture entity. Once the Company and VCS are re-paid, each party is entitled to 33.3% of joint venture entity profits.  NexCen Franchise Management, Inc. (“NFM”) manages the Shoebox New York brand, as it does NexCen’s other brands, and receives a management fee for its services, in addition to any distributions that NexCen Brands may receive from the joint venture entity. During 2008, NFM received management fees of approximately $318,000.

The joint venture, through its wholly owned subsidiary, executed in January 2008 its first franchise agreement for the development of 20 stores in South Korea, followed by the execution of franchise agreements for the development of stores in Vietnam, Aruba and Kuwait. There are currently 9 stores open in the United States and 6 stores open internationally in Vietnam, South Korea and Kuwait.

Financing Transactions

In January 2008, the Company amended the Original BTMUCC Credit Facility, originally entered into on March 12, 2007, in order to finance a portion of the consideration related to the Great American Cookies acquisition.

Also, in January 2008, as partial consideration for the amendments to the Original BTMUCC Credit Facility, the Company issued to BTMUCC a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.01 per share. BTMUCC may exercise the warrant in full or in part at any time from the date of issuance through January 29, 2018.

On August 15, 2008, NexCen restructured the Original BTMUCC Credit Facility and the January 2008 Amendment by entering into the Amended Credit Facility. The parties entered into further amendments on September 11, 2008, December 24, 2008, January 27, 2009, July 15, 2009 and August 6, 2009.

For additional details regarding the Original BTMUCC Credit Facility, the January 2008 Amendment, the Amended Credit Facility and our Current Credit Facility, see Note 9 – Long-Term Debt (As Restated) to our Consolidated Financial Statements.

TAF Australia Transaction

On August 6, 2009, NexCen, through its wholly owned subsidiary TAF Australia, LLC, entered into long-term license agreements with RCG Corporation Ltd. and The Athlete’s Foot Australia Pty Ltd. The Athlete’s Foot Australia Pty Ltd., a subsidiary of RCG Corporation, was previously the master franchisee for TAF for the territories of Australia and New Zealand. Pursuant to the license agreements, which replace all prior franchise agreements among the parties, TAFA granted The Athlete’s Foot Australia Pty Ltd. exclusive licenses of The Athlete’s Foot trademarks and trade dress for the territories of Australia and New Zealand for an initial 99-year term. In consideration for these license agreements, The Athlete’s Foot Australia Pty Ltd. paid one-time, non-refundable licensing fees of $6.2 million. The license agreements are renewable for three 50-year terms for nominal additional consideration. TAF Australia, LLC is a special purpose, bankruptcy-remote limited liability company formed under the laws of Delaware, whose only assets are the license agreements and the intellectual property that is the subject of those license agreements.

On August 6, 2009, in connection with the license agreements discussed above, NexCen entered into an amendment of the credit facility whereby the Company used $5.0 million of the licensing proceeds to pay down a portion of the Class B Franchise Notes and BTMUCC released its security interest in the intellectual property that is the subject of the license agreements. The Company’s repayment will result in interest expense savings of $400,000 on an annualized basis. The August 6, 2009 amendment also permitted the Company to use up to $1.2 million of net proceeds from the license agreements for expenditures, as approved in writing by BTMUCC, including capital expenditures to expand production capabilities of its manufacturing facility to produce other products beyond cookie dough.

Settlements

On October 24, 2008, the Company entered into settlement agreement with Designer License Holdings, Co. LLC (“DLHC), a licensee of the Bill Blass brand, regarding certain past due royalty payments and other allegations of breach of the license agreement. Simultaneously, the parties entered into an amendment of the license agreement to lower the minimum annual royalty for 2008 from $5.0 million to approximately $1.4 million and lower the minimum annual royalty for subsequent years. This license agreement, as amended, was assigned to Peacock International Holdings, LLC pursuant to the sale of the Bill Blass business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES (AS RESTATED)

(a) Evaluation of Disclosure Controls and Procedures

We have designed our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

•
In March 2008, under the supervision and with the participation of our management, including our then Chief Executive Officer and then Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of December 31, 2007. Based on this evaluation and considering the then identified material weaknesses in our internal control over financial reporting as of December 31, 2007, management concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

•
In connection with the restatement of information contained in this Second Amendment, we have identified additional reasons why our disclosure controls and procedures were not effective as of December 31, 2007. These include (i) additional material weaknesses in internal control over financial reporting as described below and (ii) management’s judgment that the Company did not have sufficiently detailed written policies and procedures to ensure that the preparation and review of reports filed with or submitted to the SEC included all material information and otherwise complied with applicable rules and regulations and the Company did not provide adequate training to ensure that relevant personnel fully understood their responsibilities associated with the preparation and review of such reports.

However, because we performed additional analyses and implemented new procedures and controls for NexCen and all of its entities, management believes that, despite the material weaknesses, the financial information for the periods covered by this Second Amendment and the accompanying Consolidated Financial Statements are fairly stated in all material respects.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes of conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision and with the participation of our management, including our then Chief Executive Officer and then Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting  as of December 31, 2007. This evaluation was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We excluded from our assessment the internal control over financial reporting of those entities and businesses that we acquired during 2007, namely Bill Blass Holding, Co., Inc., MaggieMoo’s International, LLC, Marble Slab Creamery, Inc., the Waverly business, Pretzel Time Franchising, LLC and Pretzelmaker Franchising, LLC, with total assets of $203.7 million (as restated) (of which $192.6 million (as restated) represents goodwill and intangible assets included within the scope of the assessment) and total revenues of $26.0 million (as restated) included in the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2007.

A material weakness is a control deficiency, or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements could occur and not be prevented or detected on a timely basis.

In the Company’s Original 10-K, we concluded that the Company’s internal control over financial reporting as of December 31, 2007 was not effective. We identified the following material weaknesses in internal control over financial reporting as of December 31, 2007 in our Original 10-K:

•
The Company did not maintain a sufficient number of accounting and financial reporting personnel. As a result, the Company’s monitoring activities were not effective at identifying deficiencies in the operation of financial controls on a timely basis. In addition, the Company did not maintain a sufficient number of personnel with an appropriate level of technical expertise in GAAP. As a result, the Company’s policies and procedures were not effective to ensure the identification of financial reporting risks arising from complex and non-routine transactions. These material weaknesses resulted in errors in the Company’s preliminary 2007 financial statements.

•
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

In connection with the restatement of our consolidated financial statements described in this Second Amendment, we reassessed, with the participation of our management, including our current Chief Executive Officer and current Chief Financial Officer, whether additional material weakness in internal control over financial reporting existed as of December 31, 2007. As a result of our reassessment, we identified the following additional material weaknesses in internal control over financial reporting as of December 31, 2007:

•
The Company had a diffused management structure that lacked sufficient clarity as to the roles and responsibilities of senior management, including for communications with the Board of Directors, oversight of the Company’s legal matters that impact the Company’s consolidated financial statements and other public disclosures, and oversight of financial planning, analysis and reporting. As a result, information that impacted financial reporting was not shared within or across corporate functions leading to information relating to a significant agreement affecting the Company’s financial condition not being communicated effectively among members of management or to the Board of Directors.

Management has concluded that errors in the 2007 financial statements reflect the effects of the various material weaknesses. Management previously had concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 because of the existence of material weaknesses as discussed in our Original 10-K. Management has determined that additional material weaknesses, as described above, also existed as of December 31, 2007 and has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007. The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which appears below.

(c) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2007, no change occurred in the Company’s internal control over financial reporting that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting, except as follows:

•
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

•
We are continuing to incorporate the accounting and financial reporting processes of the businesses we acquired during 2007 with and into our existing system of internal control over financial reporting. Our internal control over financial reporting likely will be materially affected in the future by implementing appropriate internal control to account for these and other acquisitions.

As of the filing of our Original 10-K on March 21, 2008, we had commenced efforts to replace certain accounting and financial reporting personnel and hire additional personnel with technical expertise in GAAP and experience with public company financial reporting. The Company also had planned to enhance and strengthen its written accounting and reporting policies pertaining to accrued liabilities and to train employees with respect to the new policies.

As part of these efforts, on March 25, 2008, we hired a new chief financial officer for NexCen Brands (who subsequently became our chief executive officer) and, on April 30, 2008, we hired a new chief financial officer for NFM (who subsequently became our chief financial officer). In May 2008, in preparing our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, we determined that certain aspects of the January 2008 Amendment were not contained in our prior public filings, including the Current Report on Form 8-K filed on January 29, 2008 or in our Original 10-K. We further concluded that the January 2008 Amendment’s effect on the Company’s financial condition and liquidity raised substantial doubt about our ability to continue as a going concern, which doubt may have existed as of the filing of our Original 10-K. The Audit Committee retained independent counsel to conduct an investigation into these matters. The Audit Committee also directed the Company’s management to implement a complete review and assessment of our disclosure controls and procedures and our internal control over financial reporting and to report to the Audit Committee on specific changes that should be made to remediate weaknesses or deficiencies, in light of the conclusions of the independent investigation and the material weaknesses previously identified in our Original 10-K.

Since the filing of the Original 10-K in March 2008, we have engaged, and continue to engage, in substantial efforts to improve our disclosure controls and procedures and our internal control over financial reporting to address all of the identified material weaknesses. As of June 30, 2009, these efforts have included the following:

•
We have a new chief executive officer and new chief financial officer, both with substantial financial, accounting, and operating experience with respect to public companies and substantial knowledge and understanding of public company financial reporting obligations.

•	We clarified lines of executive responsibility and altered our management structure.
•	We centralized responsibility for board communication with the chief executive officer, in collaboration with the general counsel and the chief financial officer.
•
We completed our transition to centralized control and oversight by our general counsel of all of the Company’s material legal matters and the outside counsels working on them, including those that impact the Company’s consolidated financials and other public disclosures.

•
We restructured the corporate finance function so that it is more closely aligned with the corporate accounting function. As a result, those departments now collaborate, under the direction of the chief financial officer, in the development and maintenance of financial models, operating budgets and various analyses of financial performance.

•
We revised our charter and procedures for the Disclosure Committee, a subset of management, implemented a new policy and procedure related to certain SEC filings, and provided additional training to ensure that the Company’s public filings, including our annual and quarterly reports, are complete and accurate, that the appropriate personnel are involved in the review of public filings, and that such personnel fully understand the responsibilities associated with public filings.

•	We reorganized and committed substantial resources to our accounting department. We created new positions and hired additional accounting personnel at both NexCen Brands and NFM.
•
We engaged outside resources to ensure GAAP, SEC and Sarbanes-Oxley compliance. We engaged a leading accounting firm, separate from our independent auditing firm, to provide consulting services to assist management in evaluating the application of GAAP and SEC rules and regulations and to advise on the completeness of the consideration of GAAP and SEC literature for certain key and complex transactions. We engage outside consultants to review internal controls at NexCen Brands and at NFM and to provide assistance to management with Sarbanes-Oxley compliance.

•
We enhanced and strengthened our policies and procedures related to accounting and reporting including our procedures for deferred revenue, payroll changes, expense reporting, new account approvals, journal entries and accrued liabilities.

•
We developed more robust weekly, monthly, quarterly, annual, and multi-year models for cash management, budgeting, and forecasting. These reports and models are now consistent and integrated across the Company and are the result of more unified corporate accounting department and corporate finance department.

•
We instituted additional period-end closing procedures, including monthly closing work plans for NFM and procedures requiring all significant non-routine transactions to be reviewed by the chief financial officer.

•	We instituted additional procedures for review of account reconciliations and analyses for significant financial statement accounts by qualified accounting personnel.
•	We implemented additional procedures for the timely review and approval of complex accounting estimates by qualified accounting personnel and, when appropriate, external subject matter experts.
•
We established additional monitoring controls at both NexCen Brands and at NFM including instituting (1) weekly accounts receivable aging reports, (2) weekly staff meetings for all members of the corporate and franchise management finance and accounting staff during which material issues are discussed and (3) monthly meetings to review financial statements.

Even with these significant changes, the Company has been unable to fully remediate all material weaknesses, and our internal control over financial reporting may be materially affected in the future by our continued mediation efforts. As part of these efforts, and to centralize and consolidate all accounting functions at our principal operating facility, the Company plans to supplement its accounting staff in its NFM offices with additional accounting personnel with appropriate level of technical expertise in GAAP and public reporting, then transition all corporate accounting functions currently in the New York headquarters to the Company’s NFM offices in Norcross, Georgia.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NexCen Brands, Inc.:

We have audited NexCen Brands, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as restated) appearing under Item 9A(b) of the Annual Report on Form 10-K/A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management’s Report on Internal Control over Financial Reporting has been restated to include an additional material weakness. The following material weaknesses have been identified and included in management's assessment (as restated): the Company did not maintain a sufficient number of accounting and financial reporting personnel; the Company’s personnel did not have an appropriate level of technical expertise in U.S. generally accepted accounting principles (US GAAP); the design and implementation of the Company’s controls over the completeness and accuracy of accrued liabilities were not effective as of December 31, 2007; the management structure lacked sufficient clarity as to the roles and responsibilities of senior management.

The Company acquired Bill Blass Holding, Co., Inc., MaggieMoo’s International, LLC, Marble Slab Creamery, Inc., the Waverly, Gramercy, and Village Brands, Pretzel Time Franchising, LLC and Pretzelmaker Franchising, LLC (“acquired entities”) during 2007, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, the acquired entities’ internal control over financial reporting associated with total assets of $203.7 million (of which $192.6 million represents goodwill and intangible assets included within the scope of the assessment) and total revenues of $26.0 million included in the consolidated financial statements of NexCen Brands, Inc. and subsidiaries as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the acquired entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NexCen Brands, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statement of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 20, 2008, except for Note 2, as to which the date is August 11, 2009, which expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
March 20, 2008, except for the material weakness related to the management structure lacking sufficient clarity as to the roles and responsibilities of senior management, as to which the date is August 11, 2009

ITEM 9(B). OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant

The Company filed the First Amendment solely to include the information required by Part III of Form 10-K because the Company’s definitive proxy statement for our 2008 annual meeting was not filed within 120 days after the end of the Company’s fiscal year. Because of the events surrounding the January 2008 Amendment and our need to restate our Original 10-K, we did not issue a proxy statement and we did not hold an annual meeting in 2008.

Since April 29, 2008, we had extensive turnover in the composition of our executive management and Board of Directors. Robert W. D’Loren, who was our President and Chief Executive Officer, and also a director, resigned as director and officer on August 15, 2008. James Haran, who was our Executive Vice President, M&A and Operations, resigned on August 14, 2008. The Company terminated on March 21, 2008 the employment of David Meister, who was our Senior Vice President, Chief Financial Officer and Treasurer.

Due to the changes in our business strategy and in connection with expense reduction efforts, the Company terminated on May 30, 2008 the employment of Charles A. Zona, who was our Executive Vice President, Brand Management and Licensing, and terminated on May 23, 2008 the employment of Joseph DiMuro, who was our Executive Vice President, Chief Marketing Officer. In addition, Jack B. Dunn IV resigned as a director on September 25, 2008; Jack Rovner resigned as a director on August 29, 2008; and Marvin Traub resigned as a director on December 4, 2008.

Kenneth J. Hall joined the Company on March 25, 2008 as our Executive Vice President, Chief Financial Officer and Treasurer. He became our Chief Executive Officer on August 15, 2008. Mark E. Stanko joined the Company on April 30, 2008 as the Chief Financial Officer of NFM. He became the Company’s Chief Financial Officer and Treasurer on November 12, 2008. Chris Dull, the President of NFM who had joined the Company on February 28, 2007, was appointed an executive officer of NexCen Brands on February 13, 2009. Ms. Nam joined the Company on September 24, 2007 as General Counsel and added the role of Secretary to her responsibilities on December 6, 2007. She remains an executive officer of the Company.

Identification of Directors

Current Directors

The following table lists all five incumbent directors as of the date of this Second Amendment. In accordance with the Company’s bylaws, the Board of Directors approved the reduction in the size of the board to five members. Accordingly, there are no vacancies on our Board of Directors, and each of our incumbent directors will continue in office until his successor is elected and qualified, or until his earlier resignation, removal or death. As noted above, we did not hold an annual meeting of stockholders in 2008. At our next annual meeting, which we expect to hold as soon as possible after we meet applicable requirements for soliciting proxies, stockholders will elect directors to hold office until the next annual meeting of stockholders. There are no arrangements or understandings known to us between any of the individuals listed below and any other person pursuant to which a director was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of NexCen acting solely in their capacities as such.

Name	Age	Position
David S. Oros	49	Chairman of the Board, Restructuring Committee[1] (Chairman)
James T. Brady	68	Director, Audit Committee (Chairman), Compensation Committee, Nominating/Corporate Governance Committee (Chairman), Restructuring Committee
Paul Caine	44	Director, Audit Committee, Nominating/Corporate Governance Committee
Edward J. Mathias	67	Director, Audit Committee, Compensation Committee (Chairman)
George P. Stamas	58	Director, Restructuring Committee
________________

[1]
On May 18, 2008, we established an ad hoc Restructuring Committee of our Board of Directors, consisting of David S. Oros, James T. Brady and George P. Stamas. The Restructuring Committee was charged with overseeing, on behalf of the Board, the Company’s efforts to improve our financial condition and evaluate our restructuring alternatives. On May 12, 2009, the Restructuring Committee was disbanded after the Board’s determination that this ad hoc committee was no longer needed in light of the progress made to date by the Company in its restructuring efforts and the reduced number of members on the Board.

Former Directors

The following table lists all of those persons who served on our Board of Directors between January 1, 2007 and the date of this filing, but who no longer serve on the Board.

Name	Date Became Director	Date Resigned As Director
Robert W. D’Loren	June 6, 2006	August 15, 2008
Jack B. Dunn IV	June 28, 2002	September 25, 2008
Jack Rovner	October 31, 2006	August 29, 2008
Marvin Traub	May 2, 2007	December 4, 2008

Identification of Executive Officers

Current Executive Officers

The following table lists all of our incumbent executive officers as of the date of this Second Amendment. Each of our incumbent executive officers will continue in office until his or her successor is elected and qualified, or until his or her earlier resignation, removal or death. There are no arrangements or understandings known to us between any of the individuals listed below and any other person pursuant to which he or she was or is to be selected as an officer, other than any arrangements or understandings with directors or officers of NexCen acting solely in their capacities as such.

Name	Age	Position
Kenneth J. Hall[1]	51	Chief Executive Officer
Mark E. Stanko[2]	47	Chief Financial Officer and Treasurer
Sue J. Nam[3]	39	General Counsel and Secretary
Chris Dull[4]	36	President, NFM

[1]	Mr. Hall joined the Company on March 25, 2008 as our Executive Vice President, Chief Financial Officer and Treasurer. He became our Chief Executive Officer on August 15, 2008.
[2]	Mr. Stanko joined the Company on April 30, 2008 as the Chief Financial Officer and Treasurer of NFM. He became the Company’s Chief Financial Officer on November 12, 2008.
[3]	Ms. Nam joined the Company on September 24, 2007 as General Counsel. She became Secretary on December 6, 2007.
[4]
Mr. Dull joined the Company on February 28, 2007 as Executive Vice President of the QSR Franchising of NFM. On May 22, 2007, he was promoted to President of the QSR Division of NFM. He then was appointed President of NFM on August 31, 2007 and appointed an executive officer of the Company on February 13, 2009.

Former Executive Officers

The following table lists all of our former executive officers who served the Company between January 1, 2007 and the date of this filing.

Name	Date Became Officer	Date Ceased Being Officer	Position
Robert W. D’Loren	June 6, 2006	August 15, 2008	President and Chief Executive Officer
David Meister	September 12, 2006	March 21, 2008	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
James Haran	June 6, 2006	August 14, 2008	Executive Vice President, M&A and Operations
Charles A. Zona	December 11, 2006	May 30, 2008	Executive Vice President, Brand Management and Licensing
Joseph DiMuro	March 17, 2008	May 23, 2008	Executive Vice President, Chief Marketing Officer

Business Experience of Current Directors and Current Executive Officers

Set forth below is biographical information for our current directors and executive officers.

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

James T. Brady was elected director of the Company on June 28, 2002. Mr. Brady has served as the Managing Director - Mid-Atlantic, for Ballantrae International, Ltd., a management consulting firm, since 2000 and was an independent business consultant from May 1998 until 2000. From May 1995 to May 1998, Mr. Brady was the Secretary of the Maryland Department of Business and Economic Development. Prior to May 1995, Mr. Brady was a managing partner with Arthur Andersen LLP in Baltimore, Maryland. Mr. Brady received a B.A. from Iona College. Other directorships include:  McCormick & Company, Inc., Constellation Energy Group, Inc. and T. Rowe Price Group.

Paul Caine was elected director of the Company on September 5, 2007. Since October 2008, Mr. Caine has served as President and Group Publisher of Time Inc.’s Style and Entertainment Group overseeing the PEOPLE Group (PEOPLE, People.com, Stylewatch, People en Español, People Country), as well as Entertainment Weekly, EW.com., In Style and Essence.   His career at Time Inc. began in 1989 as an advertising sales representative for PEOPLE. During his tenure at Time Inc., Mr. Caine has been the Associate Publisher of PEOPLE, Publisher of Teen People, Entertainment Weekly and PEOPLE, the Group Publisher of the PEOPLE Group and the President of the Entertainment Group. Prior to joining Time Inc., Mr. Caine worked for USA Today and J. Walter Thompson.  Mr. Caine received a B.S. in Business Communication from Indiana University.

Edward J. Mathias was elected director of the Company on June 28, 2002. Mr. Mathias has been a managing director of The Carlyle Group, a Washington, D.C. based global private equity firm, since 1994. Mr. Mathias served as a managing director of T. Rowe Price Associates, Inc., an investment management firm, from 1971 to 1993. He received a B.A. from the University of Pennsylvania and an M.B.A. from Harvard University. Other directorships include:  Allied Capital, Brown Advisory Holdings, Inc. and a special purpose acquisition corporation, Triple Crown Acquisition Corp.

George P. Stamas was elected a director of the Company on October 20, 1999. Since January 2002, Mr. Stamas has been a senior partner with the law firm of Kirkland & Ellis LLP. Also, since November 2001, Mr. Stamas has been a venture partner with New Enterprise Associates. From December 1999 until December 2001, Mr. Stamas served as the Vice Chairman of the board of directors and Managing Director of Deutsche Banc Alex Brown (now Deutsche Bank Securities). Mr. Stamas is counsel to, and a limited partner of, the Baltimore Orioles baseball team and also of Lincoln Holdings, which holds interests in the Washington Wizards and Washington Capitals. He received a B.S. in economics from the Wharton School of the University of Pennsylvania and a J.D. from the University of Maryland Law School. Other directorships include: FTI Consulting, Inc.

Kenneth J. Hall joined the Company on March 25, 2008 as Executive Vice President, Chief Financial Officer and Treasurer. He was appointed Chief Executive Officer of the Company on August 15, 2008. Prior to joining the Company, Mr. Hall served as the Chief Financial Officer and Treasurer of Seevast Corp., a position he held from April 2005 to February 2008. From December 2003 to March 2005, Mr. Hall worked as an independent consultant advising companies on strategic and financial matters. From July 2001 to November 2003, he served as Executive Vice President, Chief Financial Officer and Treasurer of Mercator Software, Inc. Mr. Hall holds a B.S. in Finance from Lehigh University and a M.B.A. from Golden Gate University.

Mark E. Stanko joined the Company on April 30, 2008 as Chief Financial Officer of NFM, a wholly owned subsidiary of the Company.  He was appointed Chief Financial Officer and Treasurer of the Company on November 12, 2008. Prior to joining the Company, Mr. Stanko most recently served as Regional Controller for Levitt Corporation, a publicly traded homebuilding and land development company, from 2006 to 2008. From 2003 to 2006, Mr. Stanko held the position of Vice President of Finance of KB Home, a publicly traded homebuilding company. From 2001 to 2003, Mr. Stanko was Director of Corporate Audit, then the Director of Finance of Pulte Homes, Inc., a publicly traded homebuilding company. Mr. Stanko began his career at Ernst & Young LLP where he held positions of increasing responsibility over 16 years. Mr. Stanko holds a BBA in Accounting from Cleveland State University. He is a Certified Public Accountant.

Sue J. Nam joined the Company on September 24, 2007 as General Counsel.  She was appointed Secretary of the Company on December 6, 2007. Prior to joining the Company, since 2001, Ms. Nam was Vice President, Corporate Counsel for Prudential Financial, where she served as Intellectual Property Counsel and Assistant Corporate Secretary. Prior to that, Ms. Nam was in private practice with Brobeck, Phleger & Harrison LLP in its San Francisco office and Gibson, Dunn & Crutcher LLP in its New York office. Ms. Nam earned her B.A. in English and French Literature from Northwestern University and her J.D. from Yale Law School.

Chris Dull joined the Company on February 28, 2007 as Executive Vice President of the QSR Franchising of NFM. On May 22, 2007, he was promoted to President of the QSR Division of NFM. He then was appointed President of NFM on August 31, 2007 and appointed an executive officer of NexCen Brands on February 13, 2009. Prior to joining the Company, Mr. Dull most recently served as the Executive Vice President for Marble Slab Creamery, Inc. from 2004 to 2007 and served as Vice President of Franchise Development for Marble Slab Creamery, Inc. from 1999 to 2004. Mr. Dull began his career in franchise management with Marble Slab Creamery, where he held positions of increasing responsibility over 13 years.  Mr. Dull received a B.A. from Baylor University.

Business Experience of Former Directors and Former Executive Officers

Robert W. D'Loren was elected a director and appointed Chief Executive Officer of the Company on June 6, 2006. He was appointed President on August 9, 2006. Mr. D’Loren resigned with respect to all director and officerships on August 15, 2008. Prior to joining the Company, he was the President and Chief Executive Officer of UCC Capital Corporation, where he provided services in connection with intellectual property and whole company securitization finance. Prior to forming UCC Capital, Mr. D'Loren served as President and Chief Operating Officer of CAK Universal Credit Corporation, an intellectual property finance company. From 1985 to 1997, Mr. D'Loren founded and served as President and Chief Executive Officer of the D'Loren Organization, a real estate investment, lending, and restructuring firm. Prior to that, Mr. D'Loren served as an asset manager for Fosterlane Management, and previously served as a manager with Deloitte & Touche. Mr. D’Loren is a Certified Public Accountant and holds a Master’s degree from Columbia University and a B.S. from New York University.

James Haran joined the Company on June 6, 2006 as Executive Vice President of Mergers and Acquisitions (M&A) and Operations. He resigned on August 14, 2008. Prior to joining the Company, Mr. Haran served for nine years as the Chief Credit Officer of UCC Capital Corporation, where he had business experience in structured finance, M&A and consulting for intellectual property centric companies and assets. Prior to joining UCC Capital, since 1987, Mr. Haran was a Partner at Sidney Yoskowitz and Company P.C., a regional diversified certified public accounting firm. Mr. Haran is a Certified Public Accountant and holds a B.S. degree from State University of New York, at Plattsburgh.

Charles A. Zona joined the Company on December 11, 2006 as Executive Vice President of Brand Management and Licensing.  His employment terminated on May 30, 2008. Prior to joining the Company, Mr. Zona was a licensing consultant for three years for clients such as The J. Peterman Company, Chris-Craft Boats and XOR. Before that, he served as the Senior Vice President of Consumer Products for The National Football League Properties where he was responsible for developing a new consumer products (apparel, hardlines and accessories) licensing business model. Preceding his position with the NFL, he served as President of Salant Menswear Group which included Perry Ellis Dress Furnishings/Accessories and Private Label denim. Earlier, he served, for nine years, as President of Nautica Dress Furnishings/State of Maine Menswear Division. Mr. Zona began a 19-year career in retail at Stern Brothers Department Stores and Bambergers that concluded as a Senior Vice President at Lord and Taylor. He holds a B.S. degree in Industrial Relations from Seton Hall University.

Joseph DiMuro joined the Company on March 17, 2008 as Executive Vice President, Chief Marketing Officer.  His employment terminated on May 23, 2008. Prior to joining the Company, since 1998, Mr. DiMuro served as the Executive Vice President & General Manager of Sony BMG Entertainment, where he managed television, film, commercial-advertising licensing, digital/mobile-content platform development, new product and joint-venture initiatives in addition to corporate/strategic business development. He also was the President of the jointly operated Nickelodeon Records with Nickelodeon as well as the President/Founder of Burgundy Records. In addition to these duties, Mr. DiMuro was the chief strategic architect behind the global re-branding of the Elvis Presley recording masters. Prior to his career at Sony BMG, Mr. DiMuro worked at News Corp’s 20th Century Fox Film in a variety of senior theatrical marketing, sales, distribution and licensing areas for the film, home entertainment, and interactive business units. Mr. DiMuro graduated from Concordia College with a B.A. in English/Communications Arts.

Jack B. Dunn IV was elected director of the Company on June 28, 2002.  He resigned on September 25, 2008. Since October 1995, Mr. Dunn has been Chief Executive Officer of FTI Consulting, Inc, a multi-disciplined consulting firm with practices in the areas of financial restructuring, corporate finance, forensic accounting, litigation consulting, economic consulting, technology and strategic communications. He joined FTI in 1992 as Executive Vice President and Chief Financial Officer and has served as a director of FTI since May 1992 and as Chairman of the board of directors from December 1998 to September 2004. Prior to joining FTI, he was a member of the board of directors and a managing director of Legg Mason Wood Walker, Inc. and directed its Baltimore corporate finance and investment banking activities. He is a limited partner of the Baltimore Orioles. Mr. Dunn received a B.A. from Princeton University and a J.D. from the University of Maryland Law School.  Other directorships included:  Pepco Holdings, Inc.

Jack Rovner was elected director of the Company on October 31, 2006.  He resigned on August 29, 2008. Mr. Rovner has led the RCA Record label, co-founded Vector Recordings and has partnered to lead Vector Management. Preceding his work at RCA and Vector, Mr. Rovner was Senior Vice President of Marketing at BMG North America and reported directly to the chairman of BMG Worldwide and directed marketing efforts for company-owned properties. Prior to that, he was a Senior Vice President of Arista Records from 1991 to 1994. Mr. Rovner's career began at Columbia Records from 1981 until his departure in 1991 from the office of Vice President of Marketing. Mr. Rovner received a B.A. in Communication Studies from the University of Iowa.

Marvin Traub was appointed director of the Company by board resolution on May 2, 2007. He resigned on December 4, 2008.  Mr. Traub began his career at Bloomingdales and became Executive Vice President and General Merchandise Manager in 1962, President in 1969 and Chairman and Chief Executive Officer in 1978. Mr. Traub also served as a Director of Federated Department Stores for twelve years and Vice Chairman of the Campeau Corporation prior to his resignation in 1992. At that time, he formed Marvin Traub Associates, a consulting firm with expertise in global retailing, shopping centers, marketing, media and the consumer goods sector. Mr. Traub received a B.A. from Harvard College and a M.B.A. from Harvard Business School.

Corporate Governance

Standing Committees of the Board of Directors

Our bylaws authorize our Board of Directors to appoint one or more committees, each consisting of one or more directors. The Board of Directors currently has three standing committees: an Audit Committee, a Nominating/Corporate Governance Committee and a Compensation Committee, each of which has adopted written charters that are all currently available on our website. On May 4, 2007, the Board approved combining the previously separate Nominating Committee and Corporate Governance Committees, and a new charter for the combined committee was adopted. On December 5, 2008, in connection with the approval of the reduction in size of the Board to five members, the Board reduced the size of both the Nominating/Corporate Governance Committee and the Compensation Committee to two directors.

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

As of April 29, 2008, the Audit Committee consisted of Messrs. Brady, Caine and Mathias, with Mr. Brady serving as its chairman.   (The members of the Audit Committee currently are Messrs. Brady, Caine and Mathias, with Mr. Brady serving as its chairman.) The then Board of Directors determined that the members of the Audit Committee satisfied the “independence” and “financial literacy” requirements for audit committee members as set forth by the SEC and as adopted in the NASDAQ listing standards.

The then Board of Directors also determined that Mr. Brady was an audit committee financial expert, as defined by Item 407 of Regulation S-K and as required by Nasdaq Rule 4350(d), and is independent of management, as defined by Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, and Nasdaq Rule 4200(a)(15) and as required by Nasdaq Rule 4350(d). We believed, and continue to believe, that Mr. Brady is qualified to be an “audit committee financial expert” because he has the following attributes: (i) an understanding of GAAP and financial statements, (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, and experience actively supervising one or more persons engaged in such activities, (iv) an understanding of internal control over financial reporting and (v) an understanding of audit committee functions. Mr. Brady acquired these attributes by having held various positions that provided the relevant experience, including 33 years with Arthur Andersen (including twenty years as an audit partner) and membership on the audit committees of several public companies since 1998. As of April 29, 2008, Mr. Brady also served on the audit committees of three other public companies, but the then Board of Directors determined that such service does not affect his independence, responsibilities or duties as a member of the Audit Committee.

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee's responsibilities include:

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

As of April 29, 2008, the members of the committee were Messrs. Brady, Dunn and Mathias, with Mr. Brady serving as chairman. (The members of the Nominating/Corporate Governance Committee currently are Messrs. Brady and Caine, with Mr. Brady serving as its chairman.)

Compensation Committee

The Compensation Committee's responsibilities include:

•	reviewing and approving corporate goals and objectives that are relevant to the compensation of the chief executive officer and other executive officers;

•	evaluating the chief executive officer's performance and setting compensation in light of corporate objectives;

•	reviewing and approving the compensation of the Company's other executive officers;

•	administering the Company’s stock option and stock incentive plans; and

•
reviewing and making recommendations to the Board of Directors with respect to the Company’s overall compensation objectives, policies and practices, including with respect to incentive compensation and equity plans.

As of April 29, 2008, the members of the committee were Messrs. Mathias, Dunn and Rovner, with Mr. Mathias serving as chairman. (The members of the Compensation Committee currently are Messrs. Mathias and Brady, with Mr. Mathias serving as its chairman.)

Ad Hoc Committees of the Board of Directors

Restructuring Committee

On May 18, 2008, we established an ad hoc Restructuring Committee, consisting of Messrs. Oros, Brady and Stamas. The Restructuring Committee did not have a formal charter, but was charged with overseeing, on behalf of the Board, the Company’s efforts to improve our financial condition and evaluate our restructuring alternatives. On May 12, 2009, the Restructuring Committee was disbanded after the Board’s determination that this ad hoc committee was no longer needed in light of the progress made to date by the Company in its restructuring efforts and the reduced number of members on the Board.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has ever been an officer or employee of NexCen or any of our subsidiaries. As of April 29, 2008 and as of the date of this Second Amendment, none of our then executive officers served as a member of the board of directors or a compensation committee of any entity that had one or more executive officers serving on our Board of Directors or our Compensation Committee.

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

In connection with, and to assist in making, this determination, the Board has adopted the definition of independence contained in the NASDAQ listing standards as our categorical standard of independence. However, even if a director meets this categorical standard of independence, to conclude that a director is independent, the Board must also determine that no other relationship exists that, in the Board’s judgment, “would interfere with the exercise of independent judgment by that director in carrying out the responsibilities of a director.”

Each of our directors in 2007, other than Messrs. Oros, D’Loren, Stamas and Traub, qualified as “independent” in accordance with the Company’s independence standard. In making their affirmative determination of independence for 2007, the directors reviewed and discussed information provided by the directors and management with regard to each director’s business and personal activities as they relate to NexCen and NexCen’s management. Messrs. Oros and D’Loren were employed by the Company, and, as such, neither qualified as an independent director. The then Board of Directors determined that Mr. Stamas should not be considered an independent director in view of the business relationship between the Company and Kirkland & Ellis LLP. Mr. Stamas’ business relationship with the Company is described in Item 13 – Certain Relationships and Related Transactions, and Director Independence, under the caption “Certain Relationships and Related Party Transactions.” The then Board of Directors also determined that Mr. Traub should not be considered an independent director because in July 2007 the Company entered into a commercial agreement with Mr. Traub and a business that he owns and operates, Marvin Traub Associates. This agreement is described in Item 13 under the caption “Certain Relationships and Related Party Transactions.” The then Board of Directors made these decisions despite the fact that the respective business relationships of Mr. Stamas and Mr. Traub do not cause them to be deemed non-independent under the Company’s categorical standard. All members of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee were independent directors.

In connection with the independence determination for Mr. Dunn, the directors considered that in 2006, FTI Consulting, Inc. (FTI) provided due diligence services to the Company totaling approximately $15,000 in connection with the acquisition of UCC Capital. Since 1992, Mr. Dunn has served as a director of FTI and/or as its President and Chief Executive Officer. Our then Board of Directors determined that Mr. Dunn should be considered an independent director in view of the fact that the services were immaterial to FTI and of a one-time nature.

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

Based solely on a review of the copies of such reports of ownership received by us and certifications from our executive officers and directors, we believe that during fiscal year 2007 all filing requirements applicable to our executive officers, directors and such greater than ten percent stockholders were complied with on a timely basis other than the following: a late report on Form 4 by Mr. Oros filed on September 14, 2007, reporting the exercise of a warrant and the acquisition of 157,500 shares of the Company’s common stock, and a late report on Form 4 by Mr. Traub filed on March 27, 2008, reporting the purchase of 35,000 shares of the Company’s common stock.

Corporate Governance Policies

We have adopted Corporate Governance Guidelines, as well as a general code of ethics for our business and a code of ethical conduct that applies solely to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. We also adopted the Policy and Procedures with respect to Related Persons Transactions. The Nominating/Corporate Governance Committee is responsible for reviewing and authorizing waivers from the code of ethics, the code of ethical conduct for senior financial officers, and the Policy and Procedures with respect to Related Persons Transactions, and we will file any waivers from, or amendments to, these codes and policy on our website at www.nexcenbrands.com, the content of which website is not incorporated by reference into or considered a part of this document.

No waivers were reviewed or authorized in 2007. The Company’s Corporate Governance Guidelines, our general code of ethics, our code of ethical conduct for senior financial officers, and the Policy and Procedures with respect to Related Persons Transactions, as well as the charters for our Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee, are available on our website. This information is also available in print upon written request to our corporate secretary at the address of our corporate headquarters office in New York City.

ITEM 11. EXECUTIVE COMPENSATION

The following Compensation Discussion and Analysis and Compensation Committee Report is as of the original filing date of our First Amendment on April 29, 2008 and from the Compensation Committee of our Board of Directors as composed on that date.

Compensation Discussion and Analysis as of April 29, 2008

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

Process for Approving Equity Grants. The Compensation Committee administers the 2006 Equity Incentive Plan, which is our long-term incentive plan that was approved by our stockholders in October 2006.  The Compensation Committee is required to approve all grants of all awards under that plan, and has not delegated any grant authority. Under the terms of the 2006 Equity Incentive Plan, stock options are required to be priced at the closing price of NexCen common stock on the date of grant, which is the actual date on which the option (including all of its material terms) is approved by the Compensation Committee. Our long-term incentive plan does not permit the re-pricing of options. Previously, we did not have a policy that addressed the specific issue of whether equity grants may be approved prior to the release of material information. On February 25, 2008, the Compensation Committee established a policy to grant options on a quarterly basis on the third trading day after the Company publicly announces its quarterly financial results following each of the first three fiscal quarters of each year and after annual financial results following the fourth fiscal quarter of each year.

We typically grant stock options to new employees at senior levels when they begin working for the Company. In 2007, these grants were usually made at the next regularly scheduled or special meeting of the Compensation Committee after the date on which employment commenced. Beginning as of February 25, 2008, grants made to new employees are made on the next quarterly grant date following the start of employment.

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

Compensation Committee Report as of April 29, 2008

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

Edward J. Mathias (Chairman)
Jack B. Dunn IV
Jack Rovner

Summary Compensation Table (As Restated)

The table below summarizes the total compensation paid to or earned by each of our named executive officers for the fiscal year ended December 31, 2007. None of these persons currently are employed by the Company.

Because we reported a net loss for fiscal year ended December 31, 2007, our named executive officers were not entitled to receive payments which would be characterized as “Non-Equity Incentive Plan Compensation” pursuant to our 2006 Management Bonus Plan. Additionally, the Compensation Committee of the Board of Directors did not award any payments which would be characterized as “Bonus” payments to any of the named executive officers and did not increase their base salaries. We also have no defined benefit plans, actuarial plans, or non-qualified deferred compensation plans.

In reviewing our executives’ compensation and expense reimbursements for 2007 and 2008, we became aware that our previous disclosure related to “All Other Compensation” for Mr. D’Loren for fiscal year 2007 was inaccurate. In our First Amendment filed on April 29, 2008, we initially reported that Mr. D’Loren received a total of $80,223 in “All Other Compensation,” comprised of the Company’s payment of  insurance premiums for auto, life and long term disability of $26,882, car expenses of $22,956 and club dues of $30,385. Upon review, we concluded that he actually received a total of $101,090 in “All Other Compensation.” Certain expenses that the Company had agreed to pay pursuant to Mr. D’Loren’s employment agreement, such as health and life insurance premiums, in fact were not paid by the Company, whereas other expenses that arguably were not authorized under Mr. D’Loren’s employment agreement or by the Compensation Committee had been paid or reimbursed by the Company. After netting these expenses, the Company came to believe that the classification of $65,923 of expenses that we paid in 2007 and $65,069 of expenses that we paid in 2008 as business expenses or authorized perquisites was questionable. Pursuant to the Separation Agreement by and between the Company and Mr. D’Loren dated August 15, 2008, Mr. D’Loren did not agree with the Company’s conclusion, but agreed to reimburse the Company $130,992, which represented the entire amount of disputed expenses for 2007 and 2008. In providing the restated information with respect to Mr. D’Loren’s “All Other Compensation” for fiscal year ended December 31, 2007 below, we have taken into account the reimbursement by Mr. D’Loren of the disputed expenses and have reported his “All Other Compensation” on a net basis, reflecting the amount of the repayments. We found no discrepancies with respect to the compensation or expense reimbursements for any of our other named executives officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (As Restated) ($)		Total (As Restated) ($)
(1)		(2)			(3)
Robert W. D’Loren	2007	$750,000	-	-	-	-	-	$35,167	(4)	$785,167
Former Chief	2006	$427,083	-	-	$701,406	-	-	$40,162		$1,168,651
Executive Officer

David B. Meister	2007	$225,000	-	-	-	-	-	$4,863	(5)	$229,863
Former Chief	2006	$69,375	-	-	$40,671	-	-	-		$110,046
Financial Officer

James Haran	2007	$375,000	-	-	-	-	-	$15,150	(6)	$390,150
Former Executive	2006	$338,542	-	-	$145,117	-	-	-		$483,659
Vice President

Charles Zona	2007	$300,000	-	-	-	-	-	-		$300,000
Former Executive	2006	$18,182	-	-	$10,994	-	-	-		$29,176
Vice President

(1)
Mr. D’Loren became a named executive officer on June 6, 2006 and resigned from the Company on August 15, 2008.  Mr. Meister became a named executive officer on September 12, 2006. His employment was terminated on March 21, 2008. Mr.  Haran became a named executive officer on June 6, 2006 and resigned from the Company on August 14, 2008. Mr. Zona became a named executive officer on December 11, 2006. His employment was terminated on May 30, 2008.

(2)
The amounts included for the year ended December 31, 2006 for  Messrs. D’Loren, Meister, Haran and Zona is based on a base salary of $750,000, $225,000, $375,000 and $300,000, respectively, prorated from their start dates of June 6, 2006, September 12, 2006, June 6, 2006 and December 11, 2006, respectively. Mr. Meister’s amount for 2006 does not include $29,000 which was paid to Mr. Meister for services as a consultant with the Company from July 2006 until September 2006. The amount for Mr. Haran for 2006 includes a deferred bonus of $125,000 from UCC Capital that the Company assumed upon the acquisition.

(3)
The amounts in the Option Awards column represents expenses for stock options in each respective year in accordance with FAS 123R. For the year ended December 31, 2007, none of the named executive officers received stock option awards. For the year ended December 31, 2006, Messrs. D’Loren, Meister, Haran and Zona received option awards pursuant to the terms of their employment agreements.

(4)
For the year ended December 31, 2007, Mr. D’Loren received a total of $35,167 (as restated) in “All Other Compensation,” comprised of the Company’s payment of premiums for life and health insurance of $13,383 (as restated), car expenses of $16,027 (as restated), club dues of $5,757 (as restated). This restated amount takes into account reimbursements by Mr. D’Loren in 2008, pursuant to the Separation Agreement by and between the Company and Mr. D’Loren dated August 15, 2008. Pursuant to that separation agreement, Mr. D’Loren agreed to reimburse the Company $65,923 of the $101,090 in “All Other Compensation” that the Company actually paid in 2007, which reimbursed amount represented the entire amount of disputed expenses for 2007. In our First Amendment filed on April 29, 2008, we initially reported that Mr. D’Loren received a total of $80,223 in “All Other Compensation,” comprised of the Company’s payment of  insurance premiums for auto, life and long term disability of $26,882, car expenses of $22,956 and club dues of $30,385.

(5)	As previously reported, in 2007, Mr. Meister received a total of $4,863 in “All Other Compensation,” comprised of the Company’s payment of health insurance premiums.
(6)	As previously reported, in 2007, Mr. Haran received a total of $15,150 in “All Other Compensation,” comprised of the Company’s payment of car expenses.

Grants of Plan-Based Awards Table

During fiscal year ended December 31, 2007, we did not granted any stock options or restricted stock awards to our named executive officers under any of our long-term equity incentive plans.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to outstanding equity-based awards at December 31, 2007 for our named executive officers.

	Option Awards	Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Robert W. (1) D’Loren	787,324	1,874,652	-	4.10	06/05/2016	-	-	-	-

David B. Meister(2)	66,667	133,333	-	6.08	09/11/2016	-	-	-	-

James Haran(3)	193,930	387,858	-	4.10	06/05/2016	-	-	-	-

Charles Zona(4)	83,334	166,666	-	6.96	12/10/2016	-	-	-	-

(1)
On June 6, 2006, in accordance with his employment agreement, Mr. D’Loren was granted a warrant to purchase 125,000 shares and an option to purchase 2,686,976 shares. Both the warrant and the option were to vest in equal amounts on the three anniversaries of grant: June 6, 2007, June 6, 2008 and June 6, 2009. Accordingly, 41,666 shares underlying the warrant and 895,658 shares underlying the option vested on June 6, 2007. As noted in the following Option Exercises and Stock Vesting Table, Mr. D’Loren partially exercised his option and purchased 150,000 shares. Mr. D’Loren resigned from the Company on August 15, 2008. Pursuant to his employment, separation and warrant/option grant agreements, respectively, all of Mr. D’Loren’s unexercisable warrants and options expired upon his resignation. Mr. D’Loren did not exercise any of his exercisable warrants or options within the 90 day post-employment exercise period provided in the warrant and option grant agreements. Thus, all of the securities underlying Mr. D’Loren’s exercisable and unexercisable warrants and options listed above expired in 2008. For additional information with respect to Mr. D’Loren’s employment agreement and separation agreement, see “Employment Agreements – Robert W. D’Loren.”

(2)
On September 12, 2006, in accordance with his employment agreement, Mr. Meister was granted an option to purchase a total of 200,000 shares that was to vest in equal amounts on the three anniversaries of grant: September 12, 2007, September 12, 2008 and September 12, 2009. Accordingly, 66,667 shares underlying the option vested on September 12, 2007. On March 21, 2008, Mr. Meister’s employment was terminated without cause, and all unvested options immediately vested and became fully exercisable pursuant to his employment agreement. Pursuant to a separation agreement, the Company agreed to extend the post-employment exercise period on Mr. Meister’s 200,000 options until December 31, 2009. For additional information with respect to Mr. Meister’s employment agreement and separation agreement, see “Employment Agreements - David B. Meister.”

(3)
On June 6, 2006, in accordance with his employment agreement, Mr. Haran was granted an option to purchase a total of 581,788 shares that was to vest in equal amounts on the three anniversaries of grant: June 6, 2007, June 6, 2008 and June 6, 2009. Accordingly, 193,930 shares underlying the option vested on June 6, 2007.  Mr. Haran resigned from the Company on August 14, 2008. Pursuant to his employment, separation and option grant agreements, respectively, all of Mr. Haran’s unexercisable options, totaling 387,858 shares, expired upon his resignation. Mr. Haran did not exercise any of his exercisable options, totaling 193,930 shares, within the 90 day post-employment exercise period provided in the option grant agreement. Thus, all of the securities underlying Mr. Haran’s exercisable and unexercisable options listed above expired in 2008. For additional information with respect to Mr. Haran’s employment agreement and separation agreement, see “Employment Agreements – James Haran.”

(4)
On December 11, 2006, in accordance with his employment agreement, Mr. Zona was granted an option to purchase a total of 250,000 shares that was to vest in equal amounts on the three anniversaries of grant: December 11, 2007, December 11, 2008 and December 11, 2009. Accordingly, 83,334 shares underlying the option vested on December 11, 2007.  Mr. Zona’s employment was terminated on May 30, 2008. Under his employment agreement, Mr. Zona was entitled to accelerated vesting of all unvested options of the December 2006 grant. However, pursuant to a separation agreement, Mr. Zona agreed to voluntarily surrender 166,666 of his unvested options from the December 2006 grant.  The Company agreed to extend the post-employment exercise period on Mr. Zona’s vested 83,334 options through December 31, 2009, accelerate the vesting of 25,000 options granted to Mr. Zona on March 19, 2008, and extend the post-employment exercise period on the 25,000 options until December 31, 2009. For additional information with respect to Mr. Zona’s employment agreement and separation agreement, see “Employment Agreements - Charles A. Zona.”

Option Exercises and Stock Vested Table

The following table sets forth certain information regarding exercise of options and vesting of restricted stock held by the named executive officers during the year ended December 31, 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

Robert W. D’Loren	150,000	219,000	-	-

David B. Meister	-	-	-	-

James Haran	-	-	-	-

Charles Zona	-	-	-	-

Compensation for Named Executives Officers in 2007

We discuss here the compensation of those individuals who were named executive officers on December 31, 2007. None of these named executive officers remain with the Company at the date of this Second Amendment. For each named executive officer, we negotiated employment agreements in connection with their hire in 2006, which provided competitive base salaries, discretionary bonus opportunities, basic benefit packages and severance arrangements. Some of the terms of these employment agreements were modified in connection with the respective terminations of employment of each of the named executive officers. See the section captioned “Employment Agreements” for more in-depth information regarding each executive’s employment and separation agreements.

Compensation for then Chief Executive Officer. In 2007, the compensation of Mr. D’Loren, the President and Chief Executive Officer, was based on his employment agreement entered into on June 6, 2006. Mr. D’Loren did not receive an increase in his base salary and received no bonus either in cash or in equity.

Compensation for then Other Named Executive Officers. In 2007, the compensation of our other named executive officers was based on their respective employment agreements entered into in 2006. In 2007, none of the other named executives received an increase in their respective base salaries and none received a bonus either in cash or equity.

Post-termination compensation. Each of the employment agreements with our named executive officers provided for payments and other benefits if the executive's employment were to terminate under certain circumstances, including by the Company without “Cause,” by the executive for “Good Reason” or in the event of a “Change of Control,” as these terms are defined in the employment agreements.

“Cause” is defined in each employment agreement as the occurrence of one or more of the following: (i) indictment of a felony involving moral turpitude, misappropriation of Company property, embezzlement of Company funds, violation of the securities laws or dishonesty, (ii) persistent and repeated refusal to comply with material directives that are not inconsistent with the executive’s fiduciary obligations; (iii) reporting to work under the influence of alcohol or illegal drugs, or the use of illegal drugs (whether or not at the workplace), or (iv) any willful breach of certain terms of the employment agreement.

“Good Reason” is defined in each employment agreement as the occurrence, without the executive’s written consent, of one or more of the following events: (i) the Company reduces the amount of executive’s base salary, (ii) the Company requires that the executive to relocate his principal place of employment to a site that is more than 50 miles from the Company’s offices in New York City or the Company changes the location of our headquarters without the consent of the executive to a location that is more than 50 miles from such location, (iii) the Company materially reduces the executive’s responsibilities or removes the executive from his position other than pursuant to a termination of his employment for Cause or upon the executive’s death or disability, (iv) the failure or unreasonable delay of the Company to provide to the executive any of the payments or benefits due under the agreement or (v) the Company otherwise materially breaches the terms of the agreement.

A “Change of Control” is defined in each employment agreement by reference to our 1999 Equity Incentive Plan or 2006 Equity Incentive Plan, which is defined to include a change in majority of our Board of Directors, consummation of certain mergers, the sale of all or substantially all of our assets or the acquisition of at least 80% of the undiluted total voting power of our then-outstanding securities. In addition, if within twelve months following a change of control, our named executive officers are terminated without “Cause” or they terminate their employment for “Good Reason,” then all unvested stock options, shares of restricted stock and other equity awards shall vest immediately, and remain exercisable for the lesser of 180 days after termination or the remaining term of the applicable grant.

A Change of Control did not occur during the term of the executives’ respective employment periods, and the Company negotiated separation agreements with each executive that provided severance and benefits that differed from the terms of their original employment agreements. A description of the actual severance benefits provided in 2008 to the named executive officers as well as the hypothetical severance and change of control benefits that would have been provided under their employment agreements had their employment been terminated as of December 31, 2007 are provided below in sections captioned “Employment Agreements," “Actual Payments to Named Executive Officers upon Separation” and “Potential Payments to Named Executive Officers upon Termination or Change of Control as of December 31, 2007.”

Employment Agreements

Employment Agreements for 2007 Named Executive Officer

Robert W. D’Loren

Simultaneous with the acquisition of UCC Capital, on June 6, 2006, we entered into an employment agreement with Mr. D’Loren, and he joined the Company as the Chief Executive Officer and a director. Pursuant to a Separation Agreement by and between the Company and Mr. D’Loren dated August 15, 2008, Mr. D’Loren resigned from the Company as of the date of the agreement.

Pursuant to the terms of Mr. D’Loren’s employment agreement, Mr. D’Loren received an initial annual base salary of $750,000 (which was not adjusted) and certain perquisites and benefits. For each calendar year during the term of the employment agreement, Mr. D’Loren was entitled to receive an incentive bonus equal to 50% of amounts awarded under the 2006 Management Bonus Plan (the “Annual Bonus”) to be payable 50% percent in cash and 50% in restricted shares of NexCen’s common stock that would vest in three equal installments over three years following the date of their issuance, unless otherwise agreed. No Annual Bonus was ever paid to Mr. D’Loren.

On June 6, 2006, as specified in Mr. D’Loren’s employment agreement, we granted Mr. D’Loren options to purchase an aggregate of 2,686,976 shares of our common stock under the terms of the Company’s 1999 Equity Incentive Plan and issued to Mr. D’Loren a ten-year warrant to purchase 125,000 shares of our common stock, at an exercise price of $4.10 per share. The terms of the warrant were identical to those of the option grant he received on June 6, 2006. See “Outstanding Equity Awards at Fiscal Year-End” table for details of Mr. D’Loren’s stock options and warrants.

The initial term of Mr. D’Loren’s employment agreement was three years. Under the employment agreement, if (i) we terminated Mr. D’Loren’s employment without “Cause,” (ii) Mr. D’Loren terminated his employment for “Good Reason,” or (iii) we did not renew the agreement, he would have been entitled to receive a severance package consisting of:

•	any earned but unpaid base salary through the date of employment termination and any declared but unpaid annual bonus;
•
an amount equal to his base salary (at the rate then in effect) for the greater of the remainder of the initial three-year term or two years, payable over a six-month period or such shorter period as is required to comply with Section 409A of the Internal Revenue Code and applicable regulations adopted thereunder;

•
continued participation in NexCen’s group medical plan on the same basis as he previously participated or receive payment of, or reimbursement for, COBRA premiums (or, if COBRA coverage is not available, reimbursement of premiums paid for other medical insurance in an amount not to exceed the COBRA premium) for a two-year period following termination, subject to termination of this arrangement if a successor employer provides him with health insurance coverage; and

•	accelerated vesting of all unvested options and restricted shares issued on June 6, 2006 pursuant to the 1999 Equity Incentive Plan.

Pursuant to the separation agreement, Mr. D’Loren agreed to voluntarily resign. The Company agreed to pay Mr. D’Loren all earned but unpaid base salary and vacation pay. (Starting on May 29, 2008, Mr. D’Loren had agreed to defer payment of his base salary to provide the Company with additional liquidity.) The Company did not provide any cash severance payments or any other severance benefit other than continued health insurance coverage. The Company agreed to allow Mr. D’Loren to continue to participate in NexCen’s group medical plan on the same basis as he previously participated or receive payment of, or reimbursement for, COBRA premiums (or, if COBRA coverage is not available, reimbursement of premiums paid for other medical insurance in an amount not to exceed the COBRA premium) until August 15, 2009, subject to termination of this arrangement if a successor employer provides him with health insurance coverage. Mr. D’Loren agreed to abide by certain continuing obligations of his employment agreement, including non-solicitation, non-competition, confidentiality, non-interference and non-disparagement provisions, as amended.

In the separation agreement, the Company and Mr. D’Loren also reached a settlement with respect to certain expense discrepancies. In reviewing our executives’ compensation and expense reimbursements for 2007 and 2008, we came to realize that the Company had not paid certain expenses that we had agreed to pay pursuant to Mr. D’Loren’s employment agreement, such as health and life insurance premiums, but had paid other expenses that arguably were not authorized under Mr. D’Loren’s employment agreement or by the Compensation Committee. The Company came to believe that the classification of $130,992 of expenses that we paid in 2007 and 2008 as business expenses or authorized perquisites was questionable. Although Mr. D’Loren did not agree with the Company’s assessment, he agreed to reimburse the Company all disputed expenses in the context of a separation agreement.

Consistent with the employment, separation and warrant/option grant agreements, Mr. D’Loren’s unvested options and warrants (937,327 as of August 15, 2008) were forfeited on the separation date, and all vested options and warrants (1,724,649 as of August 15, 2008) remained exercisable for 90 days following the separation date. Mr. D’Loren did not exercise his vested options and warrants within this post-employment exercise period, and they expired and were forfeited at the end of such period.

David B. Meister

On September 12, 2006, we entered into an employment agreement with Mr. Meister, and Mr. Meister joined the Company as Senior Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Meister’s employment was terminated by the Company on March 21, 2008.

Pursuant to the terms of Mr. Meister’s employment agreement, Mr. Meister received an initial annual base salary of $225,000 (which was not adjusted), as well as customary employee perquisites and benefits. For each calendar year during the term of the employment agreement, Mr. Meister was eligible to receive a performance-based bonus pursuant to the 2006 Management Bonus Plan or any other management bonus plan adopted by the Company based on achieving annual performance goals recommended by the Chief Executive Officer and subject to review and confirmation by the Compensation Committee or Board of Directors. No such annual bonus was ever paid to Mr. Meister.

On September 12, 2006, as contemplated by the employment agreement, Mr. Meister was granted options to purchase an aggregate of 200,000 shares of the Company’s common stock under the terms of the Company’s 1999 Equity Incentive Plan. See “Outstanding Equity Awards at Fiscal Year-End” table for details of Mr. Meister’s stock options.

The initial term of Mr. Meister’s employment agreement was three years. Under the employment agreement, if (i) we terminated Mr. Meister’s employment without “Cause” or (ii) Mr. Meister terminated his employment for “Good Reason,” he would have been entitled to receive a severance package consisting of:

•	any earned but unpaid base salary through the date of employment termination and any declared but unpaid annual bonus;
•
an amount equal to his base salary (at the rate then in effect) for a period of twelve months, payable over a six-month period or such shorter period as is required to comply with Section 409A of the Internal Revenue Code and applicable regulations adopted thereunder;

•
continued participation in NexCen’s group medical plan on the same basis as he previously participated or receive payment of, or reimbursement for, COBRA premiums (or, if COBRA coverage is not available, reimbursement of premiums paid for other medical insurance in an amount not to exceed the COBRA premium) for a one-year period following termination, subject to termination of this arrangement if a successor employer provides him with health insurance coverage; and

•	accelerated vesting of all unvested options issued on September 12, 2006 pursuant to the 1999 Equity Incentive Plan.

Under the Separation and Release Agreement by and between the Company and Mr. Meister dated April 28, 2008, the Company acknowledged that Mr. Meister’s termination was without “Cause.” Consistent with the terms of Mr. Meister’s employment agreement, the Company (i) agreed to pay Mr. Meister all earned but unpaid base salary and vacation pay (ii) agreed to pay Mr. Meister severance in an amount equal to his base salary for a period of 12 months payable over a six-month period, and (iii) agreed to allow Mr. Meister to continue to participate in the Company’s group medical plan on the same basis as he previously participated until March 21, 2009, subject to termination of this arrangement if a successor employer provides him with health insurance coverage. Consistent with the employment and option grant agreements, all unvested options from his September 12, 2006 grant immediately vested as of the date of termination and became fully exercisable. In the separation agreement, the Company provided the additional benefit of an extension of the post-employment exercise period for Mr. Meister’s 200,000 options until December 31, 2009. Mr. Meister provided a general release in favor of the Company and agreed to abide by certain continuing obligations of his employment agreement, including the non-solicitation, non-competition, confidentiality, non-interference and non-disparagement provisions.

James Haran

Simultaneous with the acquisition of UCC Capital in June 2006, we entered into an employment agreement with Mr. Haran. Pursuant to a Separation and General Release Agreement by and between the Company and Mr. Haran dated August 14, 2008, Mr. Haran resigned from the Company as of the date of the agreement.

Pursuant to the terms of Mr. Haran’s employment agreement, Mr. Haran received an initial annual base salary of $375,000 (which was not adjusted), as well as customary employee perquisites and benefits. For each calendar year during the term of the employment agreement, Mr. Haran also was eligible to receive a performance-based bonus pursuant to the 2006 Management Bonus Plan or any other management bonus plan adopted by the Company on achieving annual performance goals recommended by the President and Chief Executive Officer and subject to review and confirmation by the Compensation Committee or Board of Directors. No such annual bonus was ever paid to Mr. Haran.

On June 6, 2006, as specified in Mr. Haran’s employment agreement, we granted Mr. Haran options to purchase an aggregate of 581,788 shares of our common stock under the terms of the Company’s 1999 Equity Incentive Plan. See “Outstanding Equity Awards at Fiscal Year-End” table for details of Mr. Haran’s stock options.

The initial term of Mr. Haran’s employment agreement was three years. Under the employment agreement, if (i) we terminated Mr. Haran’s employment without “Cause” or (ii) Mr. Haran terminates his employment for “Good Reason,” he would have been entitled to receive a severance package consisting of:

•	any earned but unpaid base salary through the date of employment termination and any declared but unpaid annual bonus;
•
an amount equal to his base salary (at the rate then in effect) for a period of eighteen months, payable over a six-month period or such shorter period as is required to comply with Section 409A of the Internal Revenue Code and applicable regulations adopted thereunder;

•
continued participation in NexCen’s group medical plan on the same basis as he previously participated or receive payment of, or reimbursement for, COBRA premiums (or, if COBRA coverage is not available, reimbursement of premiums paid for other medical insurance in an amount not to exceed the COBRA premium) for a one-year period following termination, subject to termination of this arrangement if a successor employer provides him with health insurance coverage; and

•	accelerated vesting of all unvested options issued on June 6, 2006 pursuant to the 1999 Equity Incentive Plan.

Pursuant to the separation agreement, Mr. Haran agreed to voluntarily resign. The Company agreed to pay Mr. Haran all earned but unpaid base salary and vacation pay. (Starting on May 29, 2008, Mr. Haran had agreed to defer payment of a portion of his base salary to provide the Company with additional liquidity.) The Company also agreed to pay Mr. Haran severance in an amount equal to his base salary for a nine-month period to be paid over a period of nine months in accordance with the Company’s normal payroll practices, and agreed to allow him to continue to participate in NexCen’s group medical plan on the same basis as he previously participated or receive payment of, or reimbursement for, COBRA premiums (or, if COBRA coverage is not available, reimbursement of premiums paid for other medical insurance in an amount not to exceed the COBRA premium) until August 31, 2009, subject to termination of this arrangement if a successor employer provides him with health insurance coverage. Mr. Haran provided a general release in favor of the Company and agreed to abide by certain continuing obligations of his employment agreement, including the non-solicitation, non-competition, confidentiality, non-interference and non-disparagement provisions, as amended.

Consistent with the employment, severance and option grant agreement, Mr. Haran’s unvested options (193,929 as of August 14, 2008) were forfeited as of the separation date, and all vested options (387,859 as of August 14, 2008) remained exercisable for 90 days following the separation date. Mr. Haran did not exercise his vested options within this post-employment exercise period.

Charles A. Zona

On December 11, 2006, we entered into an employment agreement with Mr. Zona, and Mr. Zona joined the Company on that date as Executive Vice President, Brand Management and Licensing. Mr. Zona’s employment with the Company was terminated on May 30, 2008.

Pursuant to the terms of the employment agreement, Mr. Zona received an initial annual base salary of $300,000 (which was not adjusted), as well as customary employee perquisites and benefits. For each calendar year during the term of the employment agreement, Mr. Zona was eligible to receive a performance-based bonus pursuant to the 2006 Management Bonus Plan or any other management bonus plan adopted by the Company based on achieving annual performance goals recommended by the Chief Executive Officer and subject to review and confirmation by the Compensation Committee or Board of Directors. No such annual bonus was ever paid to Mr. Zona.

On December 11, 2006, as contemplated by the employment agreement, Mr. Zona was granted options to purchase a total of 250,000 shares of the Company’s common stock pursuant to the terms of the Company’s 2006 Equity Incentive Plan. See “Outstanding Equity Awards at Fiscal Year-End” table for details of Mr. Zona’s stock options.

The initial term of Mr. Zona’s employment agreement was three years. Under the employment agreement, if (i) we terminated Mr. Zona’s employment without “Cause” or (ii) Mr. Zona terminated his employment for “Good Reason,” he would have been entitled to receive a severance package consisting of:

•	any earned but unpaid base salary through the date of employment termination and any declared but unpaid annual bonus;
•
an amount equal to his base salary (at the rate then in effect) for a period of six months, payable over a six-month period or such shorter period as is required to comply with Section 409A of the Internal Revenue Code and applicable regulations adopted thereunder;

•
continued participation in NexCen’s group medical plan on the same basis as he previously participated or receive payment of, or reimbursement for, COBRA premiums (or, if COBRA coverage is not available, reimbursement of premiums paid for other medical insurance in an amount not to exceed the COBRA premium) for a one-year period following termination, subject to termination of this arrangement if a successor employer provides him with health insurance coverage; and

•	accelerated vesting of all unvested options issued on December 11, 2006 pursuant to the 2006 Equity Incentive Plan.

Under the Separation and Release Agreement by and between the Company and Mr. Zona dated June 26, 2008, the Company acknowledged that Mr. Zona’s termination was without “Cause.” Consistent with the terms of Mr. Zona’s employment agreement, the Company (i) agreed to pay Mr. Zona all earned but unpaid base salary and vacation pay, (ii) agreed to pay Mr. Zona severance in an amount equal to his base salary for a period of six months payable over a six-month period, and (iii) agreed to allow Mr. Zona to continue to participate in the Company’s group medical plan on the same basis as he previously participated until May 30, 2009, subject to termination of this arrangement if a successor employer provides him with health insurance coverage. Although Mr. Zona was entitled to accelerated vesting of all unvested options under his employment agreement, he agreed to voluntarily surrender 166,666 of his unvested options granted on December 11, 2006. The Company agreed to extend the post-employment exercise period on Mr. Zona’s vested 83,334 options through December 31, 2009, accelerate the vesting of 25,000 options granted to Mr. Zona on March 19, 2008, and extend the post-employment exercise period on the 25,000 options until December 31, 2009. Mr. Zona provided a general release in favor of the Company and agreed to abide by certain continuing obligations of his employment agreement, including the non-solicitation, non-competition, confidentiality, non-interference and non-disparagement provisions, as amended.

Actual Payments to Named Executive Officers Upon Separation

The following table provides a summary of the actual amounts of payments and benefits provided to the named executive officers under their respective separation agreements in 2008.

Name	Cash Severance Payment ($)	Continuation of Medical/Welfare Benefits (Present Value) ($)(1)	Value of Accelerated Vesting of Equity Awards ($)(2)	Accrued but Unused Paid Time off ($)	Total Termination Benefits ($)
Robert W. D’Loren	$0	$14,722	$-	$-	$14,722

David B. Meister	$225,000	$15,330	$256,994	$26,827	$524,151

James Haran	$281,250	$14,722	$-	$-	$295,972

Charles Zona	$150,000	$9,466	$401,787	$29,000	$590,253

(1)	Calculated at insurance premium rates in effect at December 31, 2008 for the period of time of the benefit.

(2)
This amount represents the unamortized portion of the expense related to each respective named executive officer’s equity awards as of the date of termination of employment Without Cause, the event that triggered acceleration.

Potential Payments to Named Executive Officers upon Termination or Change-of-Control as of December 31, 2007

The employment agreements with each of our named executive officers provided for certain payments and other benefits if a named executive officer’s employment with us were terminated under circumstances specified in his agreement, including a “Change of Control” of the Company. The amounts of potential payments in the following tables are hypothetical based on the rules of the SEC. The value of what was actually paid by the Company upon the respective separations of all of our named executive officers in 2008 is provided above. As a result of the resignations or employment terminations of all of the named executive officers disclosed in the First Amendment, none of the below hypothetical termination payments remain applicable.

Hypothetical Termination Payments (Other than in Connection with a Change-of-Control)

The table below includes a description and the amount of hypothetical payments and benefits that would be provided by us (or our successor) to each of the named executive officers, had a termination circumstance occurred as of December 31, 2007 and a “Change of Control” had not occurred.

		Estimated Amount of Termination Payment to:
Termination Event	Type of Payment	Robert D’Loren	David B. Meister	James Haran	Charles Zona

Termination for Cause, death or disability	Payment of accrued but unused vacation time	$8,219	$10,479	$7,192	$10,685

Termination without Cause or by executive for Good Reason	Lump Sum Severance Payment	$1,500,000	$225,000	$562,500	$150,000

Termination without Cause or by executive for Good Reason	Pro rata portion of Bonuses (1)	-	-	-	-

Death, termination without Cause, or termination by executive for Good Reason	Continued coverage under medical, dental, hospitalization and life insurance plans (2)	$27,732	$15,798	$11,291	$11,291

(1)	The bonuses payable upon a termination event are based on the actual bonus paid in the prior year. Since no bonuses were paid in the prior year, no amount is shown here.

(2)	Calculated at insurance premium rates in effect at December 31, 2007 for the period of time of the benefit:

Robert D’Loren - 2 years

David Meister - 1 year

James Haran - 1 year

Charles Zona - 1 year

Hypothetical Termination Payments and Benefits in Connection with a Change of Control

The employment agreements with each of  Messrs. D’Loren, Meister, Haran and Zona provided that, if, within twelve months following  a “Change of Control,” their employment were terminated without “Cause” or they terminate their employment for “Good Reason,” we are obligated to make a lump-sum severance payment.

For Mr. D’Loren, the severance payment would have been equal to $100 less than three times the sum of Mr. D’Loren’s base salary plus a bonus amount calculated as the percentage of the bonus pool that Mr. D’Loren received in the prior fiscal year multiplied times five percent of the annualized net income for the quarter immediately preceding the executive’s separation. For each of Messrs. Meister, Haran and Zona, the separation amount would have been calculated the same as for Mr. D’Loren, except that the amount is multiplied times two. For each of our named executive officers, in the event that the foregoing calculation, together with all other cash and non-cash amounts that the executive has the right to receive from us, would result in the severance payment being treated as an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then the payment is reduced automatically to the largest amount that will not result in the payment being treated as an “excess parachute payment.” Because this formula is intended to avoid the lump sum being treated as a parachute payment subject to an excise tax under the tax code, we do not provide for any “gross-up” payments to cover federal excise taxes in the event that the severance payments are treated as a parachute payment.

The following table quantifies the hypothetical maximum amount of payments and benefits under our employment agreements and agreements relating to awards granted under our equity incentive and stock option plans to which the named executive officers would have been entitled upon termination of employment if we had terminated their employment without cause on December 31, 2007, assuming a Change of Control occurred on that date. We have assumed that these payments would not have resulted in the aggregate severance payments being treated as an “excess parachute payment.” We, therefore, have not reduced the aggregate amount calculated under the base formula.

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

Director Compensation

The following table sets forth compensation information for 2007 for each member of our then Board of Directors with the exception of Mr. D’Loren. Directors who are or were employees, such as Messrs. D’Loren and Oros, do not receive additional compensation for serving on the Board. However, in connection with an option grant made to members of our then Board of Directors in September 2007, the Board authorized grants to each director other than Mr. D’Loren. See “Summary Compensation” table and “Grants of Plan-Based Awards” table for disclosures related to Mr. D’Loren.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
David S. Oros	-		-	$29,079	(9)	-	-	$213,665	(12)	$242,744

James T. Brady	$68,250	(1)	-	$29,079	(9)	-	-	-		$97,329

Paul Caine	$12,000	(2)	-	$29,079	(9)	-	-	-		$41,079

Jack B. Dunn, IV	$39,000	(3)	-	$29,079	(9)	-	-	-		$68,079

Edward J. Mathias	$57,000	(4)	-	$29,079	(9)	-	-	-		$86,079

Jack Rovner	$38,000	(5)	-	$29,079	(9)	-	-	-		$67,079

Truman T. Semans (former director)	$42,500	(6)	-	$47,910	(10)	-	-	-		$90,410

George P. Stamas	$36,500	(7)	-	$29,079	(9)	-	-	-		$65,579

Marvin Traub	$17,500	(8)	-	$127,341	(11)	-	-	-		$144,841

(1)
Consists of $20,000 annual retainer, $19,500 in Board attendance fees, $12,500 retainer as chairman of the Audit Committee, $15,000 in Audit Committee meeting fees, and $1,250 retainer as chairman of the Nominating/Corporate Governance Committee. Mr. Brady was the chairman and a member of the Audit Committee throughout the fiscal year ended December 31, 2007 and became the chairman of the Nominating/Corporate Governance Committee on May 4, 2007.

(2)
Consists of $5,000 annual retainer, $4,500 in Board attendance fees, and $2,500 in Audit Committee meeting fees.  Mr. Caine has been a member of the Board and the Audit Committee since September 5, 2007.

(3)
Consists of $20,000 annual retainer, $16,500 in Board attendance fees, and $2,500 retainer as chairman of the Nominating Committee. Mr. Dunn was the chairman of the Nominating Committee through May 4, 2007 when the Nominating Committee was merged with the Corporate Governance Committee. Mr. Dunn resigned as a director on September 25, 2008.

(4)
Consists of $20,000 annual retainer, $19,500 in Board attendance fees, $2,500 retainer as chairman of the Compensation Committee, and $15,000 in Audit Committee meeting fees. Mr. Mathias was the chairman of the Compensation Committee and a member of the Audit Committee throughout the fiscal year ended December 31, 2007.

(5)	Consists of $20,000 annual retainer and $18,000 in Board attendance fees. Mr. Rovner resigned as a director on August 29, 2008.

(6)
Consists of $15,000 annual retainer, $15,000 in Board attendance fees, and $12,500 in Audit Committee meeting fees. Mr. Semans was a director through September 5, 2007 but did not stand for re-election to the Board of Directors at the 2007 annual meeting held on that date.

(7)	Consists of $20,000 annual retainer and $16,500 in Board attendance fees.

(8)	Consists of $10,000 annual retainer and $7,500 in Board attendance fees. Mr. Traub was a member of the Board from May 2, 2007 to December 4, 2008.

(9)
The amounts in the Option Awards column represents expenses for stock options in accordance with FAS 123R. On September 6, 2007, the Company granted non-qualified options to purchase 100,000 shares to each of the directors in 2007, other than Mr. D’Loren and Mr. Traub, with an exercise price equal to the closing price per share on September 6, 2007. These options were to vest equally on the annual meeting date of each of the four annual meeting dates following the date of grant. Because we did not have an annual meeting in 2008, no portion of these grants vested in 2008. In addition, each of these option grants were subsequently cancelled either (1) voluntarily by the director through the Company’s Stock Option Cancellation Program instituted on November 12, 2008 (see Item 5 –Securities Authorized for Issuance under Equity Compensation Plans, for further detail about this program) or (2) in accordance with the option grant agreements which provided that the grantee would forfeit any unvested options upon resignation.

(10)
On October 31, 2006, immediately following the 2006 annual meeting, the Company granted to Mr. Semans non-qualified options to purchase 25,000 shares, as part of the Company’s annual compensatory grant of options to directors. The exercise price of these options was the closing price per share on October 31, 2006. By their terms, the options vested on October 31, 2007, the first anniversary of the grant date. However, the Company accelerated the vesting of these options to September 4, 2007 because Mr. Semans planned to retire from the Board as of the 2007 annual meeting on September 5, 2007. In accelerating the options, the Company sought to avoid inadvertently penalizing Mr. Semans based on the scheduling of our annual meeting.

(11)
On May 4, 2007, the Company granted to Mr. Traub, in connection with his appointment to the Board of Directors, non-qualified options to purchase 29,166 shares, which was comprised of a pro rata amount of the 25,000 stock options granted to non-employee directors in 2006 and an additional 25,000 options granted for his expected service in 2007. The exercise price of these options was the closing price per share on May 4, 2007. The options vested on May 4, 2008 but subsequently were cancelled by Mr. Traub pursuant to the Company’s Stock Option Cancellation Program. On September 6, 2007, Mr. Traub was granted non-qualified options to purchase 75,000 shares with an exercise price equal to the closing price per share on September 6, 2007. These options were to vest equally on the second, third and fourth annual meeting dates following the date of the grant. This grant was cancelled in accordance with the option grant agreement because Mr. Traub resigned prior to any vesting.

(12)
In June 2006, Mr. Oros relinquished his position as Chief Executive Officer of the Company, remaining as Chairman. Under the terms of his amended employment agreement, for a period of three years ending in June 2009, Mr. Oros remains an employee to provide advice and guidance to the Company and to assist with the management and business transition processes. Mr. Oros receives an annual salary of $200,000 and health care coverage as an employee during this period. In 2007, the Company paid $13,665 for the employee’s portion of the premiums for Mr. Oros’ health care coverage.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock as of June 30, 2009, as to:

•	each of our current directors and named executive officers for 2007 individually; and

•	all the current directors and named executive officers for 2007 as a group.

To our knowledge, no person or entity, other than Mr. D’Loren, is the beneficial owner of more than 5% of our common stock.

For the purposes of calculating percentage ownership, 56,951,730 shares were issued and outstanding as of June 30, 2009. For any individual, who beneficially owned shares of restricted stock that vested or shares represented by options that were or became exercisable within 60 days of June 30, 2009, those shares were treated as if outstanding for that person, but not for any other person. In preparing the following table, we relied upon statements filed with the SEC by beneficial owners of more than 5% of the outstanding shares of our common stock pursuant to Section 13(d) or 13(g) of the Exchange Act, unless we knew or had reason to believe that the information contained in such statements was not complete or accurate, in which case we relied upon information which we considered to be accurate and complete. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o NexCen Brands, Inc., 1330 Avenue of the Americas, 34th Floor, New York, NY 10019.

	Beneficial Ownership
	of Shares
Name and Address –	Number	Percent
Current directors and named executive officers for 2007:
David S. Oros (1)	2,385,879	3.56%
James T. Brady (2)	127,500	*
Paul Caine	-	-
Edward J. Mathias (3)	175,700	*
George P. Stamas (4)	171,868	*
Robert W. D’Loren (5)	3,692,103	6.48%
David Meister (6)	200,000	*
James Haran (7)	517,499	*
Charles A. Zona (8)	118,334	*

All current directors and named executive officers for 2007 as a group (9 Persons)		11.08%

*	Less than 1%.

(1)
Consists of (i) 1,261,000 shares of common stock owned directly by Mr. Oros, (ii) 764,279 shares of common stock owned by Mr. Oros and his wife, (iii) exercisable warrants to purchase 155,000 shares of common stock, (iv) exercisable options to purchase 55,600 shares of common stock and (v) 150,000 shares of exercisable restricted stock.

(2)	Consists of (i) 2,500 shares of common stock owned directly by Mr. Brady and (ii) exercisable options to purchase 125,000 shares of common stock.
(3)
Consists of (i) 14,000 shares of common stock owned directly by Mr. Mathias, (ii) exercisable options to purchase 125,000 shares of common stock, (iii) 29,000 shares of common stock held indirectly in a retirement account and (iv) 7,700 shares of common stock held as custodian for Ellen Mathias.

(4)	Consists of (1) 11,268 shares of common stock owned directly by Mr. Stamas and (ii) exercisable options to purchase 160,600 shares of common stock.
(5)
Consists of (i) 1,041,384 shares of common stock owned directly by Mr. D’Loren, (ii) 1,775,193 shares of common stock owned by D’Loren Realty LLC, which is solely owned and managed by Mr. D’Loren and (iii) 875,526 shares of common stock owned by D’Loren 2008 Retained Annuity Trust. The shares of common stock held by Mr. D’Loren exclude 537,308 shares held by the Robert D’Loren Family Trust Dated March 29, 2002 (the “Family Trust”), the beneficiaries of which are two minor children of Mr. D’Loren. The Family Trust is irrevocable, the trustee is not a member of Mr. D’Loren’s immediate family, and the trustee has independent authority to vote and dispose of the shares held by the Family Trust. As a result, Mr. D’Loren disclaims any beneficial ownership of the shares held by the Family Trust.

(6)	Consists of exercisable options to purchase 200,000 shares of common stock, which remain exercisable through December 31, 2009.
(7)	Consists of 517,499 shares of common stock owned directly by Mr. Haran.
(8)	Consists of (i) 10,000 shares of common stock owned directly by Mr. Zona and (ii) exercisable options to purchase 108,334 shares of common stock, which remain exercisable through December 31, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 5 of Part II of this Second Amendment for information regarding securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policies and Procedures for the Review and Approval of Related Party Transactions

The Company adopted the Policy and Procedures with respect to Related Persons Transactions for the review, approval or ratification of all related party transactions. The policy is administered by the Nominating/Corporate Governance Committee.

Pursuant to the Policy and Procedures, any proposed related person transaction must be submitted for consideration at the first regular or special meeting of the Nominating/Corporate Governance Committee that immediately precedes or follows the Company entering into a related party transaction. In determining whether or not to approve or ratify such transactions, the Committee considers all the relevant facts and circumstances related to the transaction including, but not limited to (1) the benefit to the Company; (2) if the transaction involves a director, a member of the director’s immediate family or an entity affiliated with a director, the impact on the director’s independence; (3) the related person’s relationship to the Company and interest in the transaction; (4) the availability of other sources for comparable products or services; (5) the terms of the transaction (including dollar value of the transaction); (6) the terms available to unrelated third parties; and (7) any other information regarding the transaction or the related person in the context of the transaction that is material to investors in light of the circumstances of the particular transaction. The Nominating/Corporate Governance Committee approves or ratifies only those transactions that are in, or are not inconsistent with, the best interests of the Company and our shareholders.

In the event that the Nominating/Corporate Governance Committee determines not to ratify a related party transaction, it may evaluate all options, including but not limited to, termination of the transaction on a prospective basis, rescission of such transaction, or modification of the transaction in a manner that would permit it to be ratified by the Committee.

The Company’s Policy and Procedures with respect to Related Persons Transactions can be found on our website.

Certain Related Party Transactions for 2007

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

In July, 2007, the Company entered into an agreement with Marvin Traub Associates, Inc. an entity owned by Mr. Traub, to help the Company identify, approach, and negotiate a deal with a premier U.S. based big box retail chain so that such retailer might joint venture with, or purchase a license from the Company to open MaggieMoo’s ice cream locations within their stores.  Marvin Traub Associates, Inc. received a one time retainer fee of $25,000 upon the agreement’s execution. If the Company were successful in consuming a relationship with a third party, Marvin Traub Associates, Inc. would have received an additional $100,000 success fee.  No success fee ultimately was paid.

Director Independence

See Item 10 of Part III of this Second Amendment for information regarding director independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered for NexCen by KPMG LLP, NexCen’s independent accounting firm, for the years ended December 31, 2007 and 2006 were:

	2007	2006
Audit Fees	$668,211	$225,000
Audit-Related Fees	287,699	97,562
Tax Fees	37,608	76,544
Total Fees	$993,518	$399,106

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

“Audit Related Fees” for 2007 include professional services performed by KPMG LLP related primarily to Current Report on Form 8-K/A filings related to Bill Blass, MaggieMoo’s, Marble Slab Creamery, Pretzel Time and Pretzelmaker acquisitions and audits of the financial statements of certain of our franchise brands as required by the Federal Trade Commission in preparing Uniform Franchise Offering Circulars. For 2006, these fees include professional services performed by KPMG LLP related to the UCC Capital and TAF acquisitions, and Current Report on Form 8-K and Form S-3 filings with the SEC.

NexCen does not use our independent auditor as our internal auditor nor do we have an internal auditor.

No other professional services were rendered or fees were billed by KPMG LLP for the most recent fiscal years or for the year ending December 31, 2007 and 2006.

The Audit Committee has adopted policies and procedures for the pre-approval of the above fees. All requests for services to be provided by KPMG LLP are submitted to the Audit Committee. Requests for all non-audit related services require pre-approval from the entire Audit Committee. A schedule of approved services is then reviewed and approved by the entire Audit Committee at each Audit Committee meeting.

 PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements required by this item are included in this Second Amendment beginning on page 45.

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
*2.7
Asset Purchase Agreement dated August 7, 2007, by and among NexCen Asset Acquisition, LLC, Pretzel Time Franchising, LLC, Pretzelmaker Franchising, LLC and Mrs. Fields Famous Brands, LLC dated August 7, 2007.  (Designated as Exhibit 2.1 to the Form 8-K filed on August 9, 2007)

*2.8
Asset Purchase Agreement dated January 29, 2008, by and among NexCen Brands, Inc., NexCen Asset Acquisition, LLC, Great American Cookie Company Franchising, LLC, Great American Manufacturing, LLC and Mrs. Fields Famous Brands, LLC.  (Designated as Exhibit 2.1 to the Form 8−K filed on January 29, 2008)

*2.9
Asset Purchase Agreement dated September 29, 2008, by and among NexCen Brands, Inc., NexCen Fixed Asset Company, LLC, NexCen Brand Management, Inc., WV IP Holdings, LLC, and Iconix Brand Group, Inc..  (Designated as Exhibit 2.1 to the Form 8−K filed on September 30, 2008)

*2.10
Asset Purchase Agreement dated December 24, 2008, by and among NexCen Brands, Inc., NexCen Fixed Asset Company, LLC, NexCen Brand Management, Inc., Bill Blass Holding Co., Inc., Bill Blass Licensing Co., Inc., Bill Blass Jeans, LLC, Bill Blass International, LLC and Peacock International Holdings, LLC.  (Designated as Exhibit 2.1 to the Form 8−K filed on December 29, 2008)

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
*4.2
Registration Rights Agreement dated June 5, 2006, by and among Aether Holdings, Inc. and the stockholders listed on Exhibit A thereto.  (Designated as Exhibit 10.6 to the Form 8−K filed on June 7, 2006)

*4.3
Registration Rights Agreement dated November 7, 2006, by and among NexCen Brands, Inc., Robert Corliss and Athlete’s Foot Marketing Associates, LLC.  (Designated as Exhibit 4.2 to the Form 8−K filed on November 14, 2006)

*4.4
Registration Rights Agreement dated February 15, 2007, by and among NexCen Brands, Inc., Haresh Tharani, Mahesh Tharani, Michael Groveman and Designer Equity Holding Company, LLC.  (Designated as Exhibit 4.2 to the Form 8-K filed on February 21, 2007)

*4.5
Registration Rights Agreement dated February 28, 2007, by and among NexCen Brands, Inc. and the holders of the outstanding limited liability company interests of MaggieMoo’s International, LLC.  (Designated as Exhibit 4.1 to the Form 8-K filed on March 6, 2007)

*4.6
Registration Rights Agreement dated August 7, 2007, by and among NexCen Brands, Inc., Pretzelmaker Franchising, LLC, and Pretzel Time Franchising, LLC.  (Designated as Exhibit 4.1 to the Form 8−K filed on August 8, 2007)

*4.7
Registration Rights Agreement dated January 29, 2008, by and among NexCen Brands, Inc.
Great American Cookie Company Franchising, LLC and Great American Manufacturing, LLC.  (Designated as Exhibit 4.1 to the Form 8−K filed on January 29, 2008)

*4.8	Registration Rights Agreement dated January 29, 2008, by and between NexCen Brands, Inc. and BTMU Capital Corporation. (Designated as Exhibit 4.4 to the Form 8−K filed on January 29, 2008)
*+4.9	Stock Purchase Warrant dated June 5, 2006, issued to Robert D’Loren. (Designated as Exhibit 10.2 to the Form 8−K filed on June 7, 2006)
*4.10	Stock Purchase Warrant dated June 5, 2006, issued to Jefferies & Company, Inc. (Designated as Exhibit 10.3 to the Form 8−K filed on June 7, 2006)
*+4.11	Stock Option Grant Agreement by and between Aether Holdings, Inc. and Robert W. D’Loren. (Designated as Exhibit 10.5 to the Form 8−K filed on June 7, 2006)
*4.12	Common Stock Warrant dated November 7, 2006, issued to Robert Corliss. (Designated as Exhibit 4.1 to the Form 8−K filed on November 14, 2006)
*4.13	Common Stock Warrant dated February 15, 2007, issued to Designer Equity Holding Company, LLC. (Designated as Exhibit 4.1 to the Form 8-K filed on February 21, 2007)
*4.14	Common Stock Warrant dated May 2, 2007, issued by NexCen Brands, Inc. to Ellery Homestyles, LLC. (Designated as Exhibit 4.1 to the Form 8-K filed on May 8, 2007)
*4.15	Form of Common Stock Warrant issued by NexCen Brands, Inc. to certain Franchisees on January 29, 2008. (Designated as Exhibit 4.2 to the Form 8−K filed on January 29, 2008)
*4.16	Common Stock Warrant dated January 29, 2008, issued to BTMU Capital Corporation. (Designated as Exhibit 4.3 to the Form 8−K filed on January 29, 2008)
*4.17	Promissory Note in the principal amount of $1,500,000 issued by NexCen Brands, Inc. to Marble Slab Creamery, Inc. (Designated as Exhibit 4.2 to the Form 8-K filed on March 6, 2007)
*4.18	Promissory Note in the principal amount of $3,500,000 issued by NexCen Brands, Inc. to Marble Slab Creamery, Inc. (Designated as Exhibit 4.3 to the Form 8-K filed on March 6, 2007)
*9.1	Voting Agreement dated November 7, 2006, by and between NexCen Brands, Inc. and Robert Corliss. (Designated as Exhibit 9.1 to the Form 8−K filed on November 14, 2006)
*9.2	Voting Agreement dated November 7, 2006, by and between NexCen Brands, Inc. and Athlete’s Foot Marketing Associates, LLC. (Designated as Exhibit 9.2 to the Form 8−K filed on November 14, 2006)
*9.3
Voting Agreement dated February 15, 2007, by and between NexCen Brands, Inc. and Haresh Tharani, Mahesh Tharani, and Michael Groveman.  (Designated as Exhibit 9.1 to the Form 8-K filed on February 21, 2007)

*9.4	Voting Agreement dated February 28, 2007, by and among NexCen Brands, Inc., Stuart Olsten and Jonathan Jameson. (Designated as Exhibit 9.1 to the Form 8-K filed on March 6, 2007)
*9.5
Voting Agreement dated August 7, 2007, by and among NexCen Brands, Inc., Pretzelmaker Franchising, LLC, and Pretzel Time Franchising, LLC.  (Designated as Exhibit 9.1 to the Form 8−K filed on August 8, 2007)

*9.6
Voting Agreement dated January 29, 2008, by and among NexCen Brands, Inc. and Great American Cookie Company Franchising, LLC and Great American Manufacturing, LLC.  (Designated as Exhibit 9.1 to the Form 8−K filed on January 29, 2008)

*+10.1	2006 Management Bonus Plan. (Designated as Exhibit 10.4 to the Form 8−K filed on June 7, 2006)
*+10.2	2006 Long-Term Equity Incentive Plan. (Designated as Exhibit 10.1 to the Form 8−K filed on November 1, 2006)
*+10.3	Form of 2006 Long-Term Equity Incentive Plan Director Stock Option Award Agreement. (Designated as Exhibit 10.15 to the Form 10-K filed on March 16, 2007)
*+10.4	Form of 2006 Long-Term Equity Incentive Plan Employee/Management Stock Option Award Agreement. (Designated as Exhibit 10.16 to the Form 10-K filed on March 16, 2007)
*10.5	Engagement Agreement dated July 2007, by and between NexCen Brands, Inc. and Marvin Traub Associates, Inc. (Designated as Exhibit 10.1 to the Form 10-Q filed on August 9, 2007)
*+10.6	Employment Agreement dated June 6, 2006, by and between Aether Holdings, Inc. and Robert W. D’Loren. (Designated as Exhibit 10.1 to the Form 8−K filed on June 7, 2006)
*+10.7	Separation Agreement dated August 15, 2008 by and between NexCen Brands, Inc. and Robert W. D’Loren. (Designated as Exhibit 10.1 to the Form 8-K filed on August 19, 2008)
*+10.8	Employment Agreement dated September 12, 2006, by and between Aether Holdings, Inc. and David B. Meister. (Designated as Exhibit 10.1 to the Form 8−K dated September 13, 2006)
+10.9	Separation Agreement dated April 28, 2008, by and between NexCen Brands, Inc. and David Meister.
+10.10	Employment Agreement dated June 6, 2006, by and between Aether Holdings, Inc. and James Haran. (Designated as Exhibit 10.24 to the Form 10−K/A filed on April 30, 2007)
*+10.11	Separation and General Release Agreement dated August 14, 2008, by and between NexCen Brands, Inc. and James Haran. (Designated as Exhibit 10.4 to the Form 8-K filed on August 19, 2008)
*+10.12	Employment Agreement dated December 11, 2006, by and between NexCen Brands, Inc. and Charles A. Zona. (Designated as Exhibit 10.1 to the Form 8−K filed on December 13, 2006)
*+10.13	Separation Agreement and Release of Claims dated June 26, 2008, by and between NexCen Brands, Inc. and Charles A. Zona. (Designated as Exhibit 10.1 to the Form 8-K filed on June 27, 2008)
*+10.14	Employment Agreement dated August 29, 2007, by and between NexCen Brands, Inc. and Sue Nam. (Designated as Exhibit 10.1 to the Form 10-Q filed on November 9, 2007)
*10.15
Amended and Restated Security Agreement, by and among NexCen Holding Corp., the Subsidiary Borrowers Parties thereto and BTMU Capital Corporation, dated August 15, 2008.  (Designated as Exhibit 10.1 to the Form 8-K filed on August 21, 2008)

10.16
First Amendment to Amended and Restated Security Agreement by and among NexCen Brands, Inc., NexCen Holding Corp., the Subsidiary Borrowers parties thereto and BTMU Capital Corporation dated September 11, 2008.

*10.17
Second Amendment to Amended and Restated Security Agreement by and among NexCen Brands, Inc., NexCen Holding Corp., the Subsidiary Borrowers parties thereto and BTMU Capital Corporation dated December 24, 2008.  (Designated as Exhibit 10.1 to the Form 8-K filed on December 29, 2008)

*10.18
Amended and Restated Note Funding Agreement, by and among NexCen Holding Corporation, the Subsidiary Borrowers Parties thereto, NexCen Brands, Inc. and BTMU Capital Corporation, dated August 15, 2008.  (Designated as Exhibit 10.2 to the Form 8-K filed on August 21, 2008)

*10.19
Amended and Restated Franchise Management Agreement, by and between NexCen Franchise Management, Inc. and Athlete’s Foot Brands, LLC, dated August 15, 2008.  (Designated as Exhibit 10.3 to the Form 8-K filed on August 21, 2008)

*10.20
Second Amended and Restated Brand Management Agreement, by and among NexCen Brand Management, Inc., NexCen Holding Corporation, Bill Blass Jeans, LLC and Bill Blass International, LLC, dated August 15, 2008. (Designated as Exhibit 10.4 to the Form 8-K filed on August 21, 2008)

*10.21
Second Amended and Restated Brand Management Agreement, by and between NexCen Brand Management, Inc. and WV IP Holdings, LLC, dated August 15, 2008. (Designated as Exhibit 10.5 to the Form 8-K filed on August 21, 2008)

*10.22
Second Amended and Restated Franchise Management Agreement, by and among NexCen Franchise Management, Inc., PT Franchise Brands, LLC and PT Franchising, LLC, dated August 15, 2008.  (Designated as Exhibit 10.6 to the Form 8-K filed on August 21, 2008)

*10.23
Second Amended and Restated Franchise Management Agreement, by and among NexCen Franchise Management, Inc., PM Franchise Brands, LLC and PM Franchising, LLC, dated August 15, 2008.  (Designated as Exhibit 10.7 to the Form 8-K filed on August 21, 2008)

*10.24
Amended and Restated Franchise Management Agreement, by and among NexCen Franchise Management, Inc., Marble Slab Franchise Brands, LLC and Marble Slab Franchising, LLC, dated August 15, 2008.  (Designated as Exhibit 10.8 to the Form 8-K filed on August 21, 2008)

*10.25
Amended and Restated Franchise Management Agreement, by and among NexCen Franchise Management, Inc., MaggieMoo’s Franchise Brands, LLC and MaggieMoo’s Franchising, LLC, dated August 15, 2008.  (Designated as Exhibit 10.9 to the Form 8-K filed on August 21, 2008)

*10.26
Amended and Restated Franchise Management Agreement, by and among NexCen Franchise Management, Inc. GAC Franchise Brands, LLC and GAC Franchising, LLC, dated August 15, 2008.  (Designated as Exhibit 10.10 to the Form 8-K filed on August 21, 2008)

*10.27
Amended and Restated Supply Management Agreement, by and between NB Supply Management Corp. and GAC Supply, LLC, dated August 15, 2008.  (Designated as Exhibit 10.11 to the Form 8-K filed on August 21, 2008)

*10.28
Amended and Restated Supply Management Agreement, by and between NB Supply Management Corp. and GAC Manufacturing, LLC, dated August 15, 2008.  (Designated as Exhibit 10.12 to the Form 8-K filed on August 21, 2008)

*10.29
Omnibus Amendment dated January 27, 2009 by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, the Managers parties thereto, and BTMU Capital Corporation.  (Designated as Exhibit 10.1 to the Form 8-K filed on January 29, 2009)

*10.30
Waiver and Omnibus Amendment dated July 15, 2009 by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, the Managers parties thereto, and BTMU Capital Corporation.  (Designated as Exhibit 10.1 to the Form 8-K filed on July 20, 2009)

*10.31
Omnibus Amendment dated August 6, 2009 by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, the Managers parties thereto, and BTMU Capital Corporation.  (Designated as Exhibit 10.3 to the Form 8-K filed on August 6, 2009)

*10.32
Australia License Agreement dated August 6, 2009, by and among TAF Australia, LLC, The Athlete’s Foot Australia Pty Ltd. and RCG Corporation Ltd. (Designated as Exhibit 10.1 to the Form 8-K filed on August 6, 2009)

*10.33
New Zealand License Agreement dated August 6, 2009, by and among TAF Australia, LLC, The Athlete’s Foot Australia Pty Ltd. and RCG Corporation Ltd. (Designated as Exhibit 10.1 to the Form 8-K filed on August 6, 2009)

*10.34
Settlement and Release Agreement dated January 29, 2008 by and among NexCen Brands, Inc., Great American Cookie Company Franchising, LLC, Mrs. Fields Famous Brands, LLC, Mrs. Fields Original Cookies, Inc. and certain Franchisees. (Designated as Exhibit 10.1 to the Form 8−K filed on January 29, 2008)

21.1	Subsidiaries of NexCen Brands, Inc.
23.1	Consent of KPMG LLP
31.1	Certification pursuant to 17 C.F.R § 240.15d−14 (a), as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002 for Kenneth J. Hall.
31.2	Certification pursuant to 17 C.F.R § 240.15d−14 (a), as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002 for Mark E. Stanko.
**32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002 for Kenneth J. Hall and Mark E. Stanko .

__________________________
*  Incorporated by reference.

**  These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part of this Second Amendment or as a separate disclosure document.

+  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2009.

NEXCEN BRANDS, INC.

By:	/s/ Kenneth J. Hall
KENNETH J. HALL
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David S. Oros	Chairman of the Board	August 11, 2009
DAVID S. OROS

/s/ Kenneth J. Hall	Chief Executive Officer	August 11, 2009
KENNETH J. HALL

/s/ Mark E. Stanko	Chief Financial Officer	August 11, 2009
MARK E. STANKO

/s/ James T. Brady	Director	August 11, 2009
JAMES T. BRADY

/s/ Paul Caine	Director	August 11, 2009
PAUL CAINE

/s/ Edward J. Mathias	Director	August 11, 2009
EDWARD J. MATHIAS

/s/ George P. Stamas	Director	August 11, 2009
GEORGE P. STAMAS