Form 10-K
period 2008-12-31
NexCen Brands, Inc.
filed 2009-10-06
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10–K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $28,157,525 ($0.56 per share) as of June 30, 2008.

As of September 30, 2009, 56,951,730  shares of the registrant’s common stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

NEXCEN BRANDS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

INDEX

i

Explanatory Note

The terms “NexCen,” “we,” “us,” “our,” and the “Company” refer to NexCen Brands, Inc. and our subsidiaries, unless otherwise indicated by context. We also use the term NexCen Brands to refer to NexCen Brands, Inc. alone whenever a distinction between NexCen Brands, Inc. and our subsidiaries is required or aids in the understanding of this filing.

This Annual Report for the fiscal year ended December 31, 2008 is our first periodic report since we filed our Amendment No. 2 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 (“Amended 2007 10-K”), which contained our restatement of our previously issued consolidated financial statements and related notes for the fiscal year ended December 31, 2007. This Annual Report contains our consolidated financial statements and related notes for the fiscal year ended December 31, 2008 and consolidated financial statements for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008. We have not filed our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, or September 30, 2008.  Because of the delay in our periodic reporting and the changes that have occurred in our business, in lieu of filing these Quarterly Reports, we have included in this Report substantially all of the information required to be included in such Quarterly Reports.

FORWARD-LOOKING STATEMENTS

In this Annual Report, we make statements that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect,” and similar expressions often indicate that a statement is a “forward-looking statement.” Statements about non-historic results also are considered to be forward-looking statements.  None of these forward-looking statements are guarantees of future performance or events, and they are subject to numerous risks, uncertainties and other factors.  Given the risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements.  Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements.  Factors that could cause or contribute to such differences include those discussed in Item 1A of this Report under the heading “Risk Factors,” as well as elsewhere in this Report.  Forward-looking statements reflect our reasonable beliefs and expectations as of the time we make them, and we have no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

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

We commenced our brand management business in June 2006 when we acquired UCC Capital Corporation (“UCC Capital”), an investment banking firm that provided financial advisory services, particularly to companies involved in monetizing intellectual property assets. The founder and president of UCC Capital, Robert D’Loren, became our chief executive officer upon completion of the acquisition in June 2006, and other employees of UCC Capital also joined our Company.  In acquiring UCC Capital, our strategy was to begin building a brand management business by acquiring and operating businesses that own valuable brand assets and other intellectual property and that earn revenues primarily from the franchising or licensing of their intellectual property. UCC Capital had worked with companies whose value was represented primarily by their intellectual property. As described below, our franchise businesses (and the Waverly and Bill Blass businesses that we sold in 2008) earn revenues primarily through the licensing of their valuable brands and related intellectual property.

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

•
In August 2007, we acquired two QSR franchised brands, Pretzel Time and Pretzelmaker, by purchasing substantially all of the assets of Pretzel Time Franchising, LLC and Pretzelmaker Franchising, LLC, respectively.

•
In January 2008, we acquired the trademarks and other intellectual property of TSBI Holdings, LLC, in a joint venture with third parties in order to franchise the Shoebox’s high-fashion footwear concept domestically and internationally under the Shoebox New York brand.

•
In January 2008, we acquired Great American Cookies, a QSR franchised brand, by purchasing substantially all of the assets of Great American Cookie Company Franchising, LLC. Along with the franchising business of Great American Cookies, we also acquired substantially all of the assets of Great American Manufacturing, LLC, including a manufacturing facility that produces cookie dough for, and supplies other products to, franchisees of the Great American Cookies brand, which is managed by NB Supply, Inc., a wholly-owned subsidiary of the Company.

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

Narrative Description of Business

General

Through our seven franchised brands, the Company franchises a system of retail stores and licenses branded products that are distributed primarily through franchised retail stores. Additionally, the Company manufactures and supplies cookie dough and other products to our Great American Cookies franchisees. Our franchise network, across all of our brands, consists of approximately 1,750 retail stores in approximately 40 countries. A listing of the states in which our franchisees operated as of December 31, 2008 is set forth below.

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

A listing of the jurisdictions outside of the United States in which our franchisees operated as of December 31, 2008 is set forth below.

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

In 2008, international franchise revenues represented approximately 7.7% of our total franchise revenues, of which approximately 4.0% of total franchise revenues or 56.3% of international franchise revenues were generated from stores located in Australia, Canada, Kuwait and the United Arab Emirates.  For additional information about our geographic sources of revenue, see Note 22 – Segment Reporting to our Consolidated Financial Statements.

The Franchised Brands

The following is a brief description of each of our franchised brands.

Great American Cookies®

Great American Cookies was founded in Atlanta, Georgia in 1977 on the strength of an old family chocolate chip cookie recipe. For over 30 years, Great American Cookies has maintained the heritage and integrity of its products by producing original cookie dough exclusively from its plant in Atlanta. Great American Cookies is also known for its signature Cookie Cakes, signature flavors and menu of gourmet products baked fresh in store. Great American Cookies has approximately 300 franchised stores in the United States, Canada, Guam and Bahrain.

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

Shoebox New York®

The Shoebox New York concept had its genesis from The Shoe Box, one of New York's premier women's multi-brand retailers for high-fashion footwear, handbags and accessories. Established in 1954 and known for its vast product assortment and trend-setting styles from top European and American designers, The Shoe Box garnered a dedicated following of sophisticated women. We continue this tradition by offering high-quality, high-fashion shoes and accessories under the Shoebox New York franchised brand in 8 stores in the United States and 5 stores internationally in Vietnam, South Korea and Kuwait.

Franchising Operations

NexCen currently generates revenue from franchising and other commercial arrangements related to our seven brands. In connection with Great American Cookies, we also own and operate a cookie dough manufacturing facility that manufactures and supplies cookie dough to our franchisees and supplies ancillary products sold through our Great American Cookies franchised stores. The proprietary dough that is manufactured at the facility is considered a key factor in the product differentiation of Great American Cookies. Other than the Great American Cookies franchise system, we rely on franchisees and other business partners or suppliers to produce, warehouse and distribute branded products and incur the associated capital costs.

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

Diversification and Growth

With our portfolio of franchised brands, we operate a business that is diversified in several ways:

•	across multiple categories, ranging from footwear to baked goods to ice cream;
•	across channels of distribution, ranging from mall-based stores to strip shopping centers to stand-alone stores;
•	across consumer demand categories, ranging from premium to mass-market;
•	across franchisees/licensees, ranging from individuals to multi-unit developers to a large publicly traded company;
•	across geographies (both within the United States and internationally); and
•	across multiple demographic groups.

We believe that multi-category diversification may help reduce potential volatility in our financial results.

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

Sale of Consumer Products Brands: Starting in late May 2008, we began a review of our strategic alternatives. We then instituted an asset sale process in order to exit the licensing business associated with our consumer products brands, Bill Blass and Waverly. In the fourth quarter of 2008, we completed the sale of these businesses, despite a difficult mergers and acquisition environment and in advance of continuing deterioration of the market for home and apparel brands. The sale of Waverly and Bill Blass has enabled us to streamline the Company to focus solely on our seven franchised brands. Additionally, the divestitures allowed us to reduce our outstanding indebtedness by approximately $33.4 million. We discuss the sale of these businesses in more detail in Note 15 – Discontinued Operations to our Consolidated Financial Statements.

Improved Cash Flow: As a result of the comprehensive restructuring of our credit facility on August 15, 2008 and subsequent amendments in late 2008 and 2009, as well as actions taken to restructure the Company and reduce its recurring operating expense structure, we improved our cash flow and, in general, the Company’s financial condition. We restructured our credit facility to defer to 2011 and thereafter much of our principal repayment obligations and certain of our interest obligations. We also have realized to date a meaningful reduction in interest expense in 2009 based on (i) the Company’s reduced debt level following the sale of Waverly and Bill Blass in late 2008 and a further debt paydown in August 2009, (ii) the amendment to the bank credit facility, as detailed below, that reduced the fixed interest rate applicable to some of the Company’s debt, and (iii) the low variable rates currently applicable to certain portions of our debt. We also restructured our credit facility to provide us with monthly, rather than quarterly, cash distributions from operating revenues that are remitted to certain “lockbox accounts” controlled by our lender. (For further details regarding our “lockbox accounts,” see Note 2(d) – Cash and Cash Equivalents to Consolidated Financial Statements.) We use these distributions, which are net of required debt service payments, to pay our operating expenses and for other purposes permitted by the terms of our bank credit facility. Starting in May 2008, we also took immediate actions to reduce the Company’s recurring operating expenses, including a headcount reduction of non-essential staff. As a result of these changes, we have access to cash more frequently to cover our reduced operating expenses and to pay principal payments on our debt over a longer period of time. We discuss our overall liquidity in Item 7 – MD&A under the caption, “Financial Condition” and provide further detail regarding our bank credit facility in Note 9 – Long-Term Debt to our Consolidated Financial Statements.

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

In 2009, we have moved to the second phase of our strategic plan which is to drive revenue growth by (1) strengthening each of NexCen’s seven franchised brands; (2) completing the integration of the franchised brands into the NFM operating infrastructure; (3) enhancing profitability of NexCen franchisees; and (4) leveraging NexCen University, our franchising platform. As part of this plan and, in line with specific growth objectives for each of our franchised brands, the Company commenced implementation of the following strategic initiatives:

•	Integrate Pretzel Time and Pretzelmaker, thus creating the second largest pretzel brand in the United States by market share;

•	Improve inventory and supply management for MaggieMoo’s franchisees to lower operating costs;

•	Execute a rebranding and remodeling program for Marble Slab Creamery stores to strengthen the Marble Slab Creamery brand;

•	Complete a review of the Great American Cookies brand and create new marketing initiatives;

•	Institute a new training platform for TAF franchisees; and

•	Further expand the Shoebox New York brand domestically and internationally.

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

In January 2008, in order to finance the acquisition of Great American Cookies, the Company and BTMUCC entered into an  amendment to the Original BTMUCC Credit Facility (the “January 2008 Amendment”). Under the January 2008 Amendment, the Company pledged the Great American Cookies assets (including the trademarks, franchise agreements, manufacturing facility and supply business assets) as collateral in a legal, securitized structure that was similar to the Original BTMUCC Credit Facility. The January 2008 Amendment allowed us to borrow an additional $70 million and increased the maximum aggregate amount of borrowings under the credit facility to $181 million. However, the January 2008 Amendment increased debt service payments to BTMUCC, required a $30 million reduction in outstanding principal amounts through prepayments out of excess cash flow or proceeds of a refinancing by October 17, 2008, and generally reduced the amount of cash flow available to the Company to cover operating expenses. See Note 9 – Long-Term Debt to the Consolidated Financial Statements for a more detailed discussion of the January 2008 Amendment.

In May 2008, following the appointment of a new chief financial officer and during the course of preparing our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, management conducted a review of the Company’s prior public filings, including the disclosures related to the January 2008 Amendment. We concluded that disclosures regarding the accelerated-redemption feature of the January 2008 Amendment, as well as other changes that reduced the amount of cash available to the Company for general use, were not contained in the Current Report on Form 8-K filed on January 29, 2008 in connection with the acquisition of Great American Cookies or the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission on March 21, 2008 (the “Original 2007 10-K”) and subsequently amended by Amendment No. 1 filed on April 29, 2008 (the “First Amendment”). We further concluded that the January 2008 Amendment’s effect on the Company’s financial condition and liquidity also raised substantial doubt about our ability to continue as a going concern.

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

We disclosed these matters in a Current Report on Form 8-K filed on May 19, 2008. We also announced that our 2007 financial statements should no longer be relied upon and no reliance should be placed upon KPMG LLP's audit report dated March 20, 2008 or its report dated March 20, 2008 on the effectiveness of internal control over financial reporting as of December 31, 2007, as contained in the Company's Original 2007 10-K. In addition, we announced that we would delay the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Class Action Litigation, Government Investigation and NASDAQ Delisting

Following our May 19, 2008 disclosure of the previously undisclosed terms of the January 2008 Amendment, the substantial doubt about our ability to continue as a going concern, our inability to timely file our periodic report and our expected restatement of our Original 2007 10-K, four purported class action lawsuits, a shareholder derivative lawsuit and a direct lawsuit were filed against the Company and certain current and former officers and directors of the Company, asserting various claims under the federal securities laws and certain state statutory and common laws. These lawsuits are discussed below in Item 3 – Legal Proceedings.

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

Upon completion of the independent counsel’s comprehensive inquiry, which included numerous interviews and a review of relevant documents, the Audit Committee reached the following key conclusions:

•
Certain members of the Company’s senior management (i) failed to advise the Board of Directors of material changes in the terms of the financing of the Great American Cookies acquisition after the Board of Directors had approved terms previously presented to it and (ii) made serious errors with respect to public disclosures regarding the terms of the financing and their impact on the Company’s financial condition that were contained in the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2008 and in the Company’s Original 2007 10-K, filed with the SEC on March 21, 2008.

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

a.	Reduction in Non-Essential Staff and Reduction of Other Recurring Expenses

Starting in May 2008, we took immediate actions to reduce the Company’s recurring operating expenses, including a headcount reduction of non-essential staff. By May 31, 2008, we reduced the staff in our New York corporate office by 8 persons or 31% as compared to April 30, 2008. As of December 31, 2008, we further reduced the total number of our employees throughout the Company by an additional 21 persons, for a total reduction of 29 employees or 19% of total staff, and reduced other recurring expenses, thereby significantly decreasing our monthly selling, general and administrative expenses (excluding non-cash stock compensation expenses) compared to April 30, 2008.

b.	Restructuring of the Credit Facility

On August 15, 2008, we completed a comprehensive restructuring of the Original BTMUCC Credit Facility and the January 2008 Amendment by entering into amended and restated note funding, security, management and related agreements with BTMUCC (the “Amended Credit Facility”). We subsequently completed five additional amendments with BTMUCC on September 11, 2008, December 24, 2008, January 27, 2009, July 15, 2009 and August 6, 2009, respectively (the amendments together with the Amended Credit Facility, the “Current Credit Facility”). The Current Credit Facility replaced all of the agreements comprising both the Original BTMUCC Credit Facility and the January 2008 Amendment. See Note 9 – Long-Term Debt to the Consolidated Financial Statements for additional details regarding the Current Credit Facility.

c.	Sale of Waverly

On September 29, 2008, the Company executed a definitive agreement with Iconix Brand Group, Inc. for the sale of our Waverly consumer products brand for $26.0 million. We closed the sale on October 3, 2008, and we used the proceeds from the sale, after payment of transaction expenses, to pay off all $21.3 million of the note associated with the Waverly business. We also used the remaining sales proceeds to pay down $2.6 million of principal of the $26.3 million note associated with the Bill Blass business. We acquired the Waverly business in May 2007 for approximately $34 million in cash.  See Note 15 – Discontinued Operations to our Consolidated Financial Statements for additional details regarding the sale of the Waverly business.

d.	Sale of Bill Blass

In order to have greater control of the Bill Blass consumer products brand and conduct a more comprehensive sales process, the Company, through its wholly-owned subsidiary NexCen Fixed Asset Company, LLC, purchased Bill Blass Ltd., LLC on July 11, 2008. Bill Blass Ltd., LLC manufactured and distributed high-end, ready-to-wear women’s clothing pursuant to a royalty–free trademark license with our Bill Blass licensing business (“Bill Blass Couture”). We paid nominal consideration, excluding amounts owed by Bill Blass, Ltd., LLC to the Company, in this transaction.

On December 24, 2008, we completed the sale of our Bill Blass licensing business to Peacock International Holdings, LLC for $10.0 million pursuant to an asset purchase agreement executed on the same day. We used the proceeds of the sale, net of certain transaction costs, to pay down a portion of the remaining principal on the note associated with the Bill Blass licensing business. We acquired the Bill Blass business in February 2007 for approximately $55 million in cash and stock. Because neither Peacock International Holdings, LLC nor any other party was interested in purchasing Bill Blass Couture, Bill Blass, Ltd. LLC filed for liquidation under Chapter 7 of the United States Bankruptcy Code on December 31, 2008.  See Note 19 – Acquisitions Related to Bill Blass to our Consolidated Financial Statements for additional details regarding the purchase of the Bill Blass, Ltd. LLC business and Note 15 – Discontinued Operations for additional details regarding the sale of the Bill Blass licensing business.

Changes in Management, Management Structure and Corporate Governance

The executive team that was in place in 2007 is no longer with the Company, except for Sue J. Nam, who joined the Company on September 24, 2007 and remains the Company’s general counsel and secretary. Kenneth J. Hall, who joined the Company on March 25, 2008 after the filing of the Original 2007 10-K as our chief financial officer, was appointed our chief executive officer on August 15, 2008. Mark E. Stanko, who joined the Company on April 30, 2008 as the chief financial officer of NFM, was appointed the Company’s chief financial officer on November 12, 2008, while retaining his role as chief financial officer of NFM.

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

Completion of Review and Restatement of 2007 Financials

On August 11, 2009, after completing a comprehensive review of the Original 2007 10-K and the First Amendment thereto, the Company filed its Amended 2007 10-K for the fiscal year ended December 31, 2007. The adjustments to the Company’s Consolidated Financial Statements for the year ended December 31, 2007 were not material either individually or in the aggregate and our 2007 net loss per share was not affected by the restatement.

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

Research and Development (“R&D”)

Since January 2008, the Company has operated a R&D facility for our Great American Cookies brand in our cookie dough manufacturing facility in Atlanta, Georgia. In May 2009, we opened a new R&D facility in the same location where we can develop new flavors, new offerings and new formulations of our food products across all of our QSR brands. Independent suppliers provided equipment and other resources for the new R&D facility. From time to time, independent suppliers also conduct or fund research and development activities for the benefit of our QSR brands. In addition, we conduct consumer research to determine our end-consumer’s preferences, trends and opinions.

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

Employees

As of December 31, 2008, we employed a total of 123 persons. We believe that our relations with our employees are good. None of our employees as of December 31, 2008 are covered by a collective bargaining agreement.

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

Tax Loss Carry-Forwards and Limits on Ownership of Our Common Stock

As a result of the substantial losses incurred by our predecessor businesses through 2004 and additional losses through 2008, as of December 31, 2008, we had federal net operating loss carry-forwards of approximately $823 million that expire on various dates through 2028. In addition, as of December 31, 2008, we had capital loss carry-forwards of approximately $149 million that expire between 2009 and 2011. If we have an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”), our net operating loss carry-forwards and capital loss carry-forwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses.

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

To date, we do not believe that we have experienced an ownership change as defined under Section 382 resulting from transfer of shares by our existing shareholders. However, there remain significant uncertainties as to our ability to realize any tax savings in the future. See Note 10 – Income Taxes to our Consolidated Financial Statements for a more detailed discussion of our deferred tax assets. For a discussion on the risks associated with our tax loss carry-forwards and the limits on ownership of our common stock, please see Item 1A – Risk Factors, under the caption “Risks of Our Business.”

General Corporate Matters

Our executive offices are located at 1330 Avenue of the Americas, 34th Floor, New York, NY 10019. Our telephone number is (212) 277-1100 and our fax number is (212) 277-1160.

Availability of Information

We maintain a website at www.nexcenbrands.com, which provides a wide variety of information on each of our brands. You may read and copy any materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. For further information concerning the SEC’s Public Reference Room, you may call the SEC at 1-800-SEC-0330. Some of this information also may be accessed on the SEC’s website at www.sec.gov. We also make available free of charge, on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also maintain the following sites for each of the Company's brands and operations: www.theathletesfoot.com, www.greatamericancookies.com, www.maggiemoos.com, www.marbleslab.com, www.pretzeltime.com, www.pretzelmaker.com, and www.shoeboxny.com. We are providing the address of our internet websites solely for the information of investors. We do not intend the internet addresses to be active links in this Report, and the contents of these websites are not incorporated into, and do not constitute a part of, this Report.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks along with the other information contained in this Report.  All of the following risks could materially and adversely affect our business, financial condition or results of operations.  In addition to the risks discussed below and elsewhere in this Report, other risks and uncertainties not currently known to us or that we currently consider immaterial could, in the future, materially and adversely affect our business, financial condition and financial results.

Risks Related to Our Financial Condition

Our substantial indebtedness may severely limit cash flow available for our operations, and we may not be able to service our debt or obtain additional financing, if necessary.

We are highly leveraged. As of December 31, 2008, we had approximately $142 million of debt outstanding with BTMUCC. See Note 9 – Long-Term Debt to our Consolidated Financial Statements for additional details. Under our Current Credit Facility, substantially all revenues earned by the Company are remitted to “lockbox accounts,” and the terms of our Current Credit Facility limit the amount of cash flow from operations that may be distributed to NexCen for operating expenses, capital expenditures and other general corporate purposes. The Current Credit Facility also prohibits us from securing any additional borrowings without the prior written consent of BTMUCC. Thus, our indebtedness could, among other things:

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

We are subject to numerous prevailing economic conditions and to financial, business, and other factors beyond our control. As a result, we cannot guarantee that we will be able to generate sufficient cash flow to service our interest and principal payment obligations under our outstanding debt, or that cash flow, future borrowings or equity financing will be available for the payment or refinancing of our debt. To the extent we are not successful in repaying or renegotiating renewals of our borrowings or in arranging new financing, our business, results of operations and financial condition will be materially and adversely affected.

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

Our Current Credit Facility contains numerous affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, fundamental changes, asset sales, acquisitions, capital and other expenditures, common stock repurchases, dividends and other payments affecting subsidiaries. The Company’s failure to comply with the financial and other restrictive covenants relating to our indebtedness could result in a default under the indebtedness, which could then trigger among other things the lender’s right to accelerate principal payment obligations, foreclose on virtually all of the assets of the Company and take control of all of the Company’s cash flow from operations. These restrictions also may limit our ability to operate our businesses and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise.

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

We may need additional funds in the future to continue and/or improve our operations, but we face uncertainties with respect to access to working capital that could materially and adversely impact our business, financial condition and results of operations.

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

We failed to timely file with the SEC our Quarterly Reports on Form 10-Q for periods ended March 31, 2008, June 30, 2008,  September 30, 2008, our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and our Quarterly Report on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009. Until we are timely in our filings for a period of 12 months, we will be precluded from registering any securities with the SEC on Form S-3, the most simplified registration form used by the SEC. In addition, we are limited under our Current Credit Facility from raising equity in excess of $10 million in either the private or public markets unless certain conditions are met to protect our lender’s interest. As a result, our ability to access the capital markets may be constrained, which may adversely affect our liquidity.

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

A consolidated class action lawsuit, a shareholder derivative lawsuit and a direct lawsuit have been filed against us, as well as certain of our former officers and current and former directors, relating to, among other things, allegations of violations of the securities laws. We cannot predict the outcome of these lawsuits. Substantial damages or other monetary remedies assessed against us could have a material adverse effect on our business, financial condition, results of operations and cash flows, and any requirement to issue additional stock could be dilutive. See Item 3 – Legal Proceedings, for a discussion of these lawsuits.

We may not have sufficient insurance to cover our liability in our pending litigation claims and future claims due to coverage limits, as a result of insurance carriers seeking to deny coverage of such claims, or because the insurance carrier is unable to provide coverage, which in any case could have a material adverse effect on our business and financial condition.

We maintain third party insurance coverage against various liability risks, including securities and shareholder derivative claims, as well as other claims that form the basis of litigation matters pending against us. While we believe these insurance arrangements are an effective way to insure against liability risks, the potential liabilities associated with the litigation matters pending against us, or that could arise in the future, could exceed the coverage provided by such arrangements. Our insurance carriers also may seek to rescind or deny coverage with respect to pending or future actions. In addition, our primary insurance carrier for securities and shareholder derivative claims is a subsidiary of American Insurance Group, Inc., which has faced significant financial difficulties. If we do not have sufficient coverage under our policies, or if the insurance companies are successful in rescinding or denying coverage to us, or if our insurance carrier is unable to provide coverage, our business, financial condition, results of operations and cash flows would be materially and adversely affected.

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

We establish sales and expense projections each fiscal year based on a strategy of new market development, further penetration of existing markets and tight control over operating expenses against a backdrop of current and anticipated economic conditions. In addition to driving our financial results, these sales and expense projections are provided to our lender, and our progress in meeting projections on a monthly and quarterly basis affect our ability to meet debt and covenant obligations and to negotiate any waivers and/or amendments we may need under our Current Credit Facility. Our ability to meet our sales and expense projections is dependent on our ability to locate and attract new franchisees and area developers; maintain and enhance our brands; maintain satisfactory relations with our franchisees; monitor and audit the reports and payments received from franchisees; maintain or increase same store sales in existing markets; achieve new store openings and control expenses – all of which are dependent on factors both within and outside our control. Our failure to reach our sales and expense goals, which may be exacerbated by current volatile economic conditions, may negatively impact our business, financial condition, results of operation and cash flow.

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

As a result of our acquisition strategy, we recorded a material amount of trademark, goodwill and other intangible assets with indefinite or long lives on our balance sheet. We assess these assets as and when required by U.S. generally accepted accounting principles (GAAP) to determine whether they are impaired. Based on our review in fiscal year 2008, we recorded impairments  totaling approximately $242 million in 2008 with respect to our acquired assets. If market conditions continue to deteriorate or if operating results decline unexpectedly, we may be required to record additional impairment charges. Additional impairment charges would reduce our reported earnings for the periods in which they are recorded. Those reductions could be material and, in such event, would adversely affect our financial results.

We determined that we had material weaknesses in disclosure controls and procedures and internal control over financial reporting.  Any future material weaknesses could adversely affect our business, our financial condition and our ability to carry out our strategic business plan.

As discussed in Item 9A(T) – Controls and Procedures, we concluded that, as of December 31, 2008, our disclosure controls and procedures and internal control over financial reporting were not effective. We made substantial changes to our management team and management structure; improved board communication and corporate governance; made changes to and increased the number of dedicated full-time accounting personnel; and enhanced internal control policies and procedures. Nonetheless, if we are unsuccessful in our effort to remedy the weaknesses in our financial reporting mechanisms and internal controls and to maintain effective corporate governance practices, our business, our financial condition, our ability to carry out our strategic business plan, our ability to report our financial condition and results of operations accurately in a timely manner, and our ability to retain the trust of our franchisees, lender, business partners, investors, employees and shareholders could be adversely affected.

The time, effort and expense related to internal and external investigations, litigation, the completion of our delinquent SEC filings, and the development and implementation of improved internal controls and procedures, have had an adverse effect on our business.

Our management team has spent considerable time, effort and expense in dealing with the Audit Committee investigation, pending litigation, the SEC’s investigation, completing our delinquent SEC filings and in developing and implementing accounting policies and procedures, disclosure controls and procedures, and corporate governance policies and procedures. This has prevented management from devoting its full attention to our business and many of these matters may continue to distract management’s attention in the future. The significant time, effort and expense spent have adversely affected our operations and our financial condition, and may continue to do so in the future.

Current and prospective investors, franchisees, business partners, and employees may react adversely to our inability to file in a timely manner all of our SEC filings.

Our inability to file on a timely basis all of our SEC filings has caused negative publicity about us, has resulted in the delisting of our common stock from NASDAQ, and has, and may continue to have, a negative impact on the market price of our common stock. In addition, any future delays in our SEC filings could cause current and future investors, franchisees, business partners and employees to lose confidence in our Company, which may affect their willingness to remain in current relationships or enter into new relationships with us.

Our stock trades on the over-the-counter “Pink Sheets” market, and our stock price may be volatile.

On January 13, 2009, as a result of noncompliance with NASDAQ listing requirements, our common stock was suspended from trading on NASDAQ. Immediately thereafter, our stock began trading under the symbol NEXC.PK on the Pink OTC Markets, formerly known as the Pink Sheets. Although we plan to apply for relisting of our stock on NASDAQ as soon as we are in compliance with the listing requirements, we may not be successful in that effort. Our stock price has been volatile in the past and may continue to be volatile for the foreseeable future.

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

As of December 31, 2008, we had federal net operating loss carry-forwards of approximately $823 million that expire at various dates through 2028. In addition, we had capital loss carry-forwards of approximately $149 million that expire between 2009 and 2011. However, our ability to realize value from our tax loss carry-forwards is subject to significant uncertainty.

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

In addition, if we have an “ownership change” as defined in Section 382 of the Internal Revenue Code, our net operating loss carry-forwards and capital loss carry-forwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. As of the date of this Report, we do not believe that we have experienced an ownership change as defined under Section 382 resulting from transfer of shares by our existing shareholders. However, the Company has entered into recent amendments of our credit facility, which may have resulted in a change of control as defined by Section 382. We are in the process of assessing the impact of those amendments and what limitations, if any, we may be subject to under Section 382. Even if these amendments to our credit facility did not result in a change of control as defined by Section 382, we cannot guarantee that we will not enter into other transactions or that transfers of stock will not occur, which may result in an ownership change that would severely limit our ability to use our loss our net operating loss carry-forwards and capital loss carry-forwards to offset future taxable income. For additional information regarding our deferred tax assets, see Note 10 – Income Taxes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2008, we leased a total of approximately 30,650 square feet of office space for our operations. Our principal executive office totals 10,250 square feet and is located in New York, New York. Our franchising operations are centralized in one facility totaling approximately 20,400 square feet located in Norcross, Georgia. On January 29, 2008, in connection with the acquisition of Great American Cookies, we acquired a cookie dough manufacturing facility. The facility is located on approximately four acres of land in Atlanta, Georgia and totals approximately 37,400 square feet. The cookie dough manufacturing facility is subject to BTMUCC’s security interest. We believe that our facilities are adequate for the purposes for which they are presently used and that replacement facilities are available at comparable cost, should the need arise.

Notwithstanding the sale of the Waverly and Bill Blass businesses in late 2008, we remained obligated as of December 31, 2008 on the lease for the Waverly showroom and the lease for the Bill Blass showroom. We have sublet the Waverly showroom to third parties through the lease expiration on February 27, 2019. On June 11, 2009, we made a one-time payment of approximately $230,000 in order to assign to a third party the lease for the Bill Blass showroom, which expires on January 2014. In addition, a lease for the Bill Blass business for space located in New York, New York totaling 4,950 square feet expired as of December 31, 2008. We also assumed leases for office space in connection with our acquisitions of MaggieMoo’s and Marble Slab Creamery, which we no longer use. We negotiated a settlement of the MaggieMoo’s lease for a one-time payment of $330,000 which was made in January 2008.  We sublet the Marble Slab Creamery office in Houston, Texas to a third party through the lease expiration in April 2009.

We do not own or lease property used by our franchisees, but in connection with certain acquisitions we are obligated under guarantees for certain franchise location leases.

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

Although the formulations of the allegations differ slightly, plaintiffs allege that defendants violated federal securities laws by misleading investors in the Company’s public filings and statements. The complaints assert claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5, and also assert that the individual defendants are liable as controlling persons under Section 20(a) of the Exchange Act.  Plaintiffs seek damages and attorneys’ fees and costs.

On March 5, 2009, the court consolidated the actions and appointed Vincent Granatelli as lead plaintiff and Cohen, Milstein, Hausfeld & Toll, P.L.L.C. as lead counsel. On August 24, 2009, plaintiff filed an Amended Consolidated Complaint. The Company intends to file a motion to dismiss the amended complaint on or before October 8, 2009 in accordance with the scheduling order entered by the court.

Shareholder Derivative Action. A federal shareholder derivative action premised on essentially the same factual assertions as the federal securities actions also has been filed in the United States District Court for Southern District of New York against the directors or former directors of NexCen. This action is captioned: Soheila Rahbari v. David Oros, Robert W. D’Loren, James T. Brady, Paul Caine, Jack B. Dunn IV, Edward J. Mathias, Jack Rovner, George Stamas & Marvin Traub, No. 08-CV-5843 (filed on June 27, 2008). In this action, plaintiff alleges that NexCen’s Board of Directors breached its fiduciary duties in a variety of ways, mismanaged and abused its control of the Company, wasted corporate assets, and unjustly enriched itself by engaging in insider sales with the benefit of material non-public information that was not shared with shareholders. Plaintiff further contends that she was not required to make a demand on the Board of Directors prior to bringing suit because such a demand would have been futile, due to the board members’ alleged lack of independence and incapability of exercising disinterested judgment on behalf of the shareholders. Plaintiff seeks damages, restitution, disgorgement of profits, attorneys’ fees and costs, and miscellaneous other relief.  On November 18, 2008, the court agreed to stay the derivative case until at least May 18, 2009, on which date the court scheduled a status conference. After holding the status conference on May 18, 2009, the court stayed the derivative case until the filing of the Company’s Amended 2007 10-K and ordered plaintiff to file its amended complaint within two weeks after the filing of the Amended 2007 10-K. On June 9, 2009, plaintiff requested transfer of the derivative case to the court presiding over the securities class action case. This request was denied. On August 24, 2009, plaintiff filed the first amended shareholder derivative complaint. The Company intends to file a motion to dismiss on or before October 8, 2009 in accordance with the scheduling order entered by the court.

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

The California state court held a hearing on NexCen’s motion on December 12, 2008. At the hearing, the court issued a tentative ruling from the bench granting defendants’ motion to stay. On December 26, 2008, the court entered a final order staying the California action in its entirety pending resolution of the putative class actions pending in the Southern District of New York. Plaintiff filed a motion to lift the stay, which motion is scheduled to be heard on October 8, 2009.

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

After initial procedural motions and the start of discovery in 2002 and 2003, plaintiffs voluntarily dismissed without prejudice the officer and director defendants of each of the 310 named issuers, including NexCen. Then in June 2003, the Plaintiff’s Executive Committee announced a proposed settlement with the issuer-defendants, including NexCen, and the officer and director defendants of the issuers (the “Issuer Settlement”). A settlement agreement was signed in 2004 and presented to the court for approval. NexCen reserved $465,000 for its estimated exposure under the Issuer Settlement. The proposed Issuer Settlement did not include the underwriter-defendants, and they continued to defend the actions and objected to the proposed settlement. (One of the defendant-underwriters signed a memorandum of understanding in April 2006 agreeing to a $425 million settlement of claims against it.)

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

In 2008, the Plaintiff’s Executive Committee resumed settlement discussions with the issuer-defendants, including NexCen, and the officer and director defendants of the issuers. The parties reached a preliminary settlement in which NexCen would have to contribute no out-of-pocket amount to the settlement (the “Revised Issuer Settlement”). The parties filed their motion for preliminary approval of the Revised Issuer Settlement on April 2, 2009, which was granted by the district court on June 9, 2009. The hearing on final approval was held on September 10, 2009. The parties await a decision from the court. Until the court grants final approval of the Revised Issuer Settlement, NexCen will maintain its reserve of $465,000.

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

The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported on NASDAQ for 2008 and 2007.

	2008		2007
QUARTER ENDED	HIGH	LOW	HIGH	LOW
March 31	$4.82	$2.83	$11.04	$7.42
June 30	$3.49	$0.41	$12.98	$9.98
September 30	$0.67	$0.24	$11.41	$5.56
December 31	$0.30	$0.07	$7.37	$3.89

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of September 30, 2009, the approximate number of stockholders of record of NexCen’s common stock was 253.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we expect to utilize earnings, if any, to reduce our indebtedness as required under our credit facility.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of December 31, 2008, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Plan Category	Plan Name	Number of securities to be issued upon exercise of outstanding options, and restricted stock	Weighted-average exercise price of outstanding options, and restricted stock	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1999 Equity Incentive Plan	746,700	$5.50	—

	2006 Equity Incentive Plan	1,842,500	$2.20	1,657,500

Equity compensation plans not approved by security holders	2000 Plan	24,571	$2.90	—

Total as of December 31, 2008		2,613,771	$3.15	1,657,500

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

Stock Option Cancellation Program
On November 12, 2008, in light of the limited number of shares available for future issuance under the 2006 Plan, the Company instituted a stock option cancellation program for vested or unvested stock options issued under the 2006 Plan for certain eligible directors and employees (the “Stock Option Cancellation Program”). The Stock Option Cancellation Program was a voluntary, non-incentivized program. The Company provided no remuneration or consideration of any kind for the cancellation of stock options. In addition, to ensure that the program was in no way coercive or perceived to be coercive, we limited it to directors and executives at the level of vice president or above. As of December 31, 2008, the Company recaptured 856,666 options through this program.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table presents shares surrendered by employees to exercise stock options and to satisfy tax withholding obligations on vested restricted stock and stock option exercises during the period covered by this Report.

Period	Total Number of Shares Purchased	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans and Programs
January 1 - January 31, 2008	-	-	-	-
February 1 - February 29, 2008	-	-	-	-
March 1 - March 31, 2008	3,879	$1.06	-	-
April 1 - April 30, 2008	-	-	-	-
May 1 - May 31, 2008	-	-	-	-
June 1 - June 30, 2008	-	-	-	-
July 1 - July 31, 2008	-	-	-	-
August 1 - August 31, 2008	-	-	-	-
September 1 - September 30, 2008	-	-	-	-
October 1 - October 31, 2008	-	-	-	-
November 1 - November 30, 2008	-	-	-	-
December 1 - December 31, 2008	-	-	-	-
Total	3,879	$1.06	-	-

Performance Graph

The following performance graph compares the cumulative total stockholder return on the Company’s common stock (NEXC.PK) with that of  a current peer group of companies (“PGI”), the NASDAQ Composite Index and the Russell 2000 Index. We have previously provided the NASDAQ Composite Index as a comparison index, and we have added the Russell 2000 Index because we believe that it is comprised of companies that are similar to us in market capitalization. The PGI was selected as representing our competitive peer group, comprised of multi-franchise concept companies and/or franchising companies with a similar business and size.

This graph assumes that $100 was invested on December 31, 2003 in NexCen’s common stock and in each of the above indices with reinvestment of any dividends. The cumulative total returns indicated in the graph are not necessarily indicative and are not intended to suggest future cumulative total returns.

The information provided under the heading “Performance Graph” shall not be considered “filed” for purposes of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

	Measurement Period - five years (1) (2)
	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008
NEXC.PK	100.00	70.32	69.89	152.21	101.89	2.32
NASDAQ	100.00	108.59	110.08	120.56	132.39	78.72
RUSSELL 2000	100.00	117.00	120.88	141.43	137.55	89.68
PGI (3)	100.00	137.83	168.84	187.33	127.71	103.67

(1)	Assumes all distributions to stockholders are reinvested on payment dates.
(2)	Assumes $100 initial investment on December 31, 2003 in NEXC, the PGI, the NASDAQ Composite Index, and the Russell 2000 Index.
(3)	The PGI is an index of comparable companies to NEXC, weighted by the market capitalization of the company at the beginning of the measurement period.

The PGI index includes:
- AFC Enterprises Incorporated (AFCE)
- CKE Restaurants, Incorporated (CKE)
- Panera Bread (PNRA)
- Sonic Corporation (SONC)
- Cosi (COSI)
- Einstein-Noah Restaurant Group (BAGL)

 ITEM 6. SELECTED FINANCIAL DATA

The table that follows presents portions of our Consolidated Financial Statements and is not a complete presentation in accordance with U.S. generally accepted accounting principles (GAAP). You should read the following Selected Financial Data together with our Consolidated Financial Statements and related notes and with our MD&A included in Item 7 of this Report.

Our Selected Financial Data and our Consolidated Financial Statements assume that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern. However, based on the Company’s financial condition and liquidity, we have concluded that there was substantial doubt about our ability to continue as a going concern as of December 31, 2008.

The results of operations in the following Selected Financial Data, as well as in our Consolidated Financial Statements, present the results of our brand management business in franchising as continuing operations. We began operating the brand management business in 2006, but we owned only one brand, TAF, in 2006 (and only for the last seven weeks of that fiscal year). In fiscal 2007, we acquired six additional brands, namely, Bill Blass, Marble Slab Creamery, MaggieMoo’s, Waverly, Pretzel Time and Pretzelmaker. We then acquired the Great American Cookies brand and an interest in the Shoebox New York brand, respectively, in January 2008. We sold the Bill Blass consumer products brand in December 2008 and the Waverly consumer products brand in October 2008. The results of the mobile and data communications business that we sold during 2004 and the mortgage-backed securities (MBS) business that we sold in 2006 are reported as discontinued operations. As a result of the reclassification of our former MBS business to discontinued operations as of December 31, 2006, the results presented in these Selected Financial Data differ from the results that we presented in reporting periods prior to the fourth quarter of 2006. In addition, as a result of the reclassification of Bill Blass and Waverly, which comprised our Consumer Branded Products segment, and UCC Capital, which was part of our Corporate segment, to discontinued operations during the fiscal year ended December 31, 2008, the results presented in these Selected Financial Data also differ from the results that we present in reporting periods after the fourth quarter of 2007. Accordingly, the historical results presented below are not indicative of the results to be expected for any future fiscal year.

	Year Ended December 31,
	(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
	2008	2007	2006	2005	2004

Revenues:
Royalty revenues	$24,735	$15,722	$1,175	$-	$-
Factory revenues	17,310	-	-	-	-
Franchise fee revenues	3,616	3,447	749	-	-
Licensing and other revenues	1,295	419	-	-	-
Total revenues	46,956	19,588	1,924	-	-

Total operating expenses	(194,173)	(26,696)	(3,597)	-	-

Operating loss	(147,217)	(7,108)	(1,673)	-	-
Total non-operating income (expense)	(12,349)	(857)	2,002	-	-
(Loss) income from continuing operations before income taxes	(159,566)	(7,965)	329	-	-
Income taxes:
Current	(337)	1,562	(299)	-	-
Deferred	6,331	(2,481)	-	-	-
(Loss) income from continuing operations	(153,572)	(8,884)	30	-	-
Discontinued operations:
(Loss) income from discontinued operations, net of tax (expense) benefit of $15,765, ($2,383), and ($154) for 2008, 2007, and 2006, respectively	(91,593)	4,016	(2,905)	(3,326)	(69,153)
(Loss) gain on sale of discontinued operations, net of income tax benefit of $4,158 in 2008	(10,614)	-	755	(1,194)	20,825
Net loss	$(255,779)	$(4,868)	$(2,120)	$(4,520)	$(48,328)
Other comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	(3,830)
Unrealized holding gain on investments available for sale	-	-	-	-	67
Comprehensive loss	$(255,779)	$(4,868)	$(2,120)	$(4,520)	$(52,091)
Loss per share:
Loss per share (basic and diluted) from continuing operations	$(2.71)	$(0.17)	$0.00	$-	$-

(Loss) income per share (basic and diluted) from discontinued operations	(1.81)	0.08	(0.05)	(0.10)	(1.11)
Net loss per share - basic and diluted	$(4.52)	$(0.09)	$(0.05)	$(0.10)	$(1.11)

Weighted average shares outstanding - basic and diluted	56,550	51,889	45,636	44,006	43,713

	Year Ended December 31,
	(IN THOUSANDS)
	2008	2007	2006	2005	2004
CONSOLIDATED BALANCE SHEET DATA:
Cash & cash equivalents	$8,293	$46,569	$83,536	$9,725	$69,555
Mortgage-backed securities, at fair value - discontinued operations	-	-	-	253,900	62,184
Trademarks, goodwill, and other non-amortizable assets	78,422	163,364	64,607	-	-
Assets held for sale	-	119,183	-	-	-
Total Assets	$113,903	$359,610	$158,385	$266,008	$136,586

Repurchase agreements and sales tax liabilities - discontinued operations	-	-	-	133,924	-
Debt (net of debt discount of $1.4 million in 2008)	140,873	109,578	-	-	-
Liabilities held for sale	-	1,482	-	-	-
Total liabilities	163,396	163,607	11,772	139,621	5,996
Stockholders' (deficit) equity	(49,493)	192,963	146,613	126,387	130,590

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition of NexCen Brands should be read in conjunction with the information contained in the Consolidated Financial Statements and related Notes, which appear in Item 8 of this Report.

OVERVIEW

NexCen is a strategic brand management company that owns and manages a portfolio of seven franchised brands, operating in a single business segment: Franchising. Five of our brands (Great American Cookies, Marble Slab Creamery, MaggieMoo’s, Pretzel Time and Pretzelmaker) are in the QSR industry. The other two brands (TAF and Shoebox New York) are in the retail footwear and accessories industry. All seven franchised brands are managed by NFM, a wholly owned subsidiary of NexCen Brands. Our franchise network, across all of our brands, consists of approximately 1,750 retail stores in approximately 40 countries.

We acquired our seven franchised brands as follows:

•	TAF (acquired November 7, 2006)
•	MaggieMoo’s (acquired February 28, 2007)
•	Marble Slab Creamery (acquired February 28, 2007)
•	Pretzel Time (acquired August 7, 2007)
•	Pretzelmaker (acquired August 7, 2007)
•	Shoebox New York (joint venture interest – January 15, 2008)
•	Great American Cookies (acquired January 29, 2008)

We earn revenues primarily from the franchising, royalty, licensing and other contractual fees that third parties pay us for the right to use the intellectual property associated with our brands and from the sale of cookie dough and other ancillary products to our Great American Cookies franchisees.

As discussed in detail in Item 1– Business, we commenced our brand management business in June 2006, when we acquired UCC Capital, an investment banking firm that provided financial advisory services, particularly to companies involved in monetizing intellectual property assets. In acquiring UCC Capital, our strategy was to begin building a brand management business by acquiring and operating businesses that own valuable brand assets and other intellectual property and that earn revenues primarily from the franchising or licensing of their intellectual property. In addition to our seven franchised brands, we also owned the Bill Blass consumer products brand in the apparel industry and the Waverly consumer products brand in the home goods industry. We sold the Waverly brand on October 3, 2008 and the Bill Blass brand on December 24, 2008.

NexCen faced a number of challenges in 2008, both internal and external. In May 2008, we disclosed issues related to our debt structure that materially and negatively affected the Company. Specifically, we disclosed previously undisclosed terms of the January 2008 Amendment, substantial doubt about our ability to continue as a going concern, our inability to timely file our periodic report and our expected restatement of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“Original 2007 10-K”). The Company also announced that it was actively exploring all strategic alternatives to enhance its liquidity including the possible sale of one or more of our businesses. These disclosures had an immediate and significant adverse impact on our business. The price of our common stock dropped; the Company and certain current and former officers and directors of the Company were sued for various claims under the federal securities laws and certain state statutory and common laws (see Item 3 – Legal Proceedings); and we became the subject of an investigation by the Enforcement Division of the SEC. In addition, as a result of noncompliance with the listing requirements of NASDAQ including delays in filing our periodic reports, our common stock was suspended from trading on NASDAQ on January 13, 2009 and delisted from NASDAQ on February 13, 2009.

In addition, throughout 2008, the worldwide financial markets experienced unprecedented deterioration, affecting both debt and equity markets in the U.S. and internationally. The economy underwent a significant slowdown due to uncertainties related to, among other factors, energy prices, availability of credit, difficulties in the banking and financial services sectors, softness in the housing market, severely diminished market liquidity, geopolitical conflicts, falling consumer confidence and rising unemployment rates.  The market for home and apparel brands fell especially dramatically.

Starting in May 2008, we sought to address the immediate financial and operational challenges that we faced. By December 31, 2008, we reduced non-essential staff and recurring expenses; restructured our credit facility; sold our Waverly and Bill Blass businesses; made significant changes in management, management structure and corporate governance; and improved our corporate infrastructure and our internal control environment. We believe that as a result of our actions the Company’s core business remains intact and the Company is better positioned for future stability and growth. However, our actions had a significant impact on our 2008 financial results. Our total operating expenses increased to $194.2 million primarily due to impairment expenses related to our intangible assets, restructuring charges, increased professional fees related to the internal and external investigations and other expenses specific to the events of 2008. Accordingly, we believe that financial results in 2009 will be more representative of the Company’s financial condition and more indicative of continuing performance of the Company’s business than the 2008 financial results.

In addition, we believe year-over-year comparisons are not meaningful because of the acquisition of brands throughout 2007 and early 2008 and the atypical events and circumstances of 2008.

•
We did not initiate our current brand management business until the second half of 2006 and did not begin to earn royalties or license and franchise fees until halfway through the fourth quarter of 2006, when we acquired TAF. We acquired Pretzel Time, Pretzelmaker, Marble Slab Creamery, and MaggieMoo’s during 2007.

•
We acquired Great American Cookies on January 29, 2008. This acquisition materially increased the Company’s royalty and franchise fee revenue. In addition, the Company acquired a manufacturing facility, which generated factory revenue and cost of sales expenses for the first time.

•
We acquired our joint venture interest in Shoebox New York on January 15, 2008. Fees paid by the joint venture to the Company to manage the brand are reflected in the Company’s operating revenues, whereas the Company’s portion of income or expense from the joint venture investment is included in the Company’s non-operating income (expense).

•
The Company’s operating expenses materially increased in 2008 over the 2007 comparable periods as the Company built its brand management business over the course of 2007 and early 2008 and built its corporate and franchising staff and infrastructure in connection with the Company’s actual and anticipated growth.

•
Starting in late May 2008, the Company began reducing non-essential corporate staff and incurred restructuring charges that continued through the remainder of the year. Corporate SG&A thus decreased starting in second quarter 2008, although these decreases were offset in the fourth quarter by a stock compensation charge of $2.1 million associated with the voluntary cancellation of stock option grants.

•	The Company recorded materially greater interest expense through the course of 2007 and the beginning of 2008 due to the increases in the Company’s borrowings used to finance its acquisitions.
•
In addition to the professional fees related to special investigations, corporate as well as franchising professional fees increased throughout most of 2008, as compared to 2007, due to the increased legal costs and auditing costs associated with the events of May 2008, the growth of the Company and the integration of acquisitions.

•
Beginning in the first quarter of 2008, the Company began incurring financing charges consisting of legal fees related to the amendments to its credit facility, including the January 2008 Amendment, the August 2008 restructuring, and further amendments on September 11, 2008 and December 24, 2008.

•
As a likely result of the events of May 2008 and the uncertainties surrounding the Company’s viability, there was a significant decrease in initial franchise fee revenue in second and third quarter of 2008 as compared to first and fourth quarter of 2008. In contrast, royalty and factory revenues remained relatively stable through 2008, taking into account the acquisition of Great American Cookies in January 2008.

•	As a result of the events of May 2008 and the general downturn of the economy, the Company recorded material impairments of its intangible assets in the second and third quarters of 2008.
•	In 2008, we exited the licensing business for consumer branded products, and the Company recorded losses on the sales of Waverly and Bill Blass in the fourth quarter of 2008.

DISCONTINUED OPERATIONS AS OF DECEMBER 31, 2008

In 2008, we narrowed our business model to focus only on our franchised brands. We sold the Waverly brand on October 3, 2008 and the Bill Blass brand on December 24, 2008. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company has reflected the Waverly and Bill Blass brands as discontinued operations. Bill Blass Ltd, LLC also is reflected in discontinued operations for the year ended December 31, 2008. The loss from operations of the Waverly and Bill Blass brands is presented in the Consolidated Statements of Operations as a component of loss from discontinued operations.  The loss on the sale of the Waverly and Bill Blass brands is discussed in Note 15 – Discontinued Operations to our Consolidated Financial Statements. In 2008, we also discontinued all acquisition activities that we conducted through UCC Capital, which also earned loan servicing revenues. UCC Capital previously was part of our Corporate segment. Our franchising business, which previously comprised our QSR Franchising and Retail Franchising segments, now constitutes our one and only segment, Franchising, and is reported as continuing operations for 2008, 2007, and 2006.

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

•
Valuation of Deferred Tax Assets - We have deferred tax assets as a result of years of accumulated tax loss carry-forwards. Management is developing plans to achieve profitable operations in future years that may enable us to recover the benefit of our deferred tax assets. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  We presently do not have sufficient objective evidence that the Company will generate future taxable income. Accordingly, we maintain a full valuation allowance for our net deferred tax assets. We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective January 1, 2007. FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.

•
Valuation of Goodwill, Trademarks and Intangible Assets - The Company accounts for recorded goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  This standard classifies intangible assets into three categories: (1) goodwill; (2) intangible assets with indefinite lives not subject to amortization; and (3) intangible assets with definite lives subject to amortization.  In accordance with SFAS No. 142, we do not amortize goodwill and indefinite-lived intangible assets. We evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its estimated remaining useful life. Amortizable intangible assets are amortized on a straight-line basis.

In accordance with the requirements of SFAS No. 142, goodwill has been assigned to reporting units for purposes of impairment testing. Our reporting unit is our operating segment. We evaluate goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairment might exist. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Fair value is the price a willing buyer would pay for a reporting unit, which we estimate using multiple valuation techniques. These include an income approach, based upon discounted expected future cash flows from operations, and a market approach, based upon business enterprise multiples of comparable companies. The discount rate used is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing from us a business that constitutes a reporting unit. We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

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

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” for indefinite-lived intangible assets, our impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future cash flows associated with the intangible asset. Similar to goodwill, we evaluate indefinite lived assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairment might exist. Based on our tests, impairment charges were recorded in the second and third quarters of 2008.

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

We discuss impairments in more detail in Note 6 – Goodwill, Trademarks and Other Intangible Assets to the Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.” SFAS No. 160 provides that noncontrolling interests in a subsidiary (minority interests) are to be recorded as a component of equity, separate from the parent’s equity. SFAS No. 160 also provides for changes in the way minority interest expense is recorded in the income statement, and will require expanded disclosure regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for years and interim periods beginning on or after December 15, 2008. The Company adopted SFAS No. 160 as of January 1, 2009. SFAS No. 160 will impact the presentation and disclosure of minority interest, if any, in the Company's Consolidated Financial Statements.

In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”), that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted FSP FAS No. 157-2 on January 1, 2009. See Note 2(d) – Fair Value of Financial Instruments for additional disclosures required under FSP FAS No. 157-2 for non-financial assets and liabilities recognized or disclosed at fair value in the statements.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 will be effective for interim reporting periods after June 15, 2009. FSP FAS 157-4 does not require disclosures in earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The adoption of FSP FAS 157-4 is not expected to have a material impact on the financial condition or results of operations of the Company.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) 28-1 (“FSP FAS No. 107-1 and APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about the fair value of financial instruments for interim reporting periods of publically traded companies as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amends APB Opinion, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 107-1 and APB No. 28-1 do not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption.

In May 2009, the FASB issued FSP FAS No. 165, “Subsequent Events,” which formalizes the recognition and non-recognition of subsequent events and the disclosure requirements not addressed in other generally accepted accounting guidance. This statement is effective for the Company’s financial statements beginning with the quarterly period ended on June 30, 2009. The adoption of SFAS No. 165 will not have an impact on the financial condition or results of operations of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changed the determination of when a variable interest entity (“VIE”) should be consolidated. Under SFAS No. 167, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE, as well as the VIE’s purpose and design. This statement is effective for fiscal years beginning after November 15, 2009. We believe the adoption of this pronouncement will not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162." SFAS No. 168 states that the FASB Accounting Standards Codification will become the source of authoritative U.S. GAAP recognized by the FASB. Once effective, the Codification’s content will carry the same level of authority, effectively superseding SFAS No. 162. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This statement will be effective for the Company’s financial statements beginning with the interim period ending September 30, 2009. The adoption of SFAS No. 168 will not impact the financial condition or results of operations of the Company.

RESULTS OF CONTINUING OPERATIONS FOR YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

The Company has spent considerable time, effort and expense in dealing with the events of 2008 and in making changes to its business to overcome internal and external challenges. These changes, including the sale of Bill Blass and Waverly brands, which comprised our Consumer Branded Products business, impacted the Company’s operating results for 2008. The financial results for 2008 and 2007 discussed below reflect the reclassification of the Consumer Branded Products and UCC Capital businesses as discontinued operations.

Royalty, Franchise Fee, Factory, and Licensing and Other Revenues

We recognized $47.0 million in revenues in 2008, an increase of $27.4 million, or 140%, over $19.6 million in revenues for 2007. The increase in revenues reflect full-year operating revenues in 2008 for Marble Slab Creamery (acquired in February 2007), MaggieMoo’s (acquired in February 2007), Pretzel Time (acquired in August 2007) and Pretzelmaker (acquired in August 2007), and the partial-year operating revenues from Great American Cookies (acquired in January 2008). Of the $47.0 million in revenues recognized in 2008, $24.8 million related to royalties, an increase of $9.0 million, or 57%, over 2007; $3.6 million related to franchise fees, an increase of $0.2 million, or 5%, over 2007; and $1.3 million related to licensing and other revenues, an increase of $0.9 million, or 209%, over 2007. Licensing and other revenues consist of licensing revenues, management fees from the Shoebox New York joint venture and rebates earned from vendors with which the Company conducts business.  The remaining $17.3 million in 2008 revenues were from the sales of cookie dough and other ancillary products to our Great American Cookies franchisees. In connection with our acquisition of Great American Cookies in January 2008, the Company acquired a manufacturing facility that produces cookie dough for, and supplies other products to, franchisees of the Great American Cookies brand.

We recognized $19.6 million in revenues in 2007 as compared to $1.9 million in revenues for 2006. The increase in revenues is the result of our ownership of five brands in 2007 compared to our ownership of only one brand in 2006 for seven weeks. Of the $19.6 million in revenues recognized in 2007, $15.8 million related to royalty revenues, $3.4 million related to franchise fees, and $0.4 million related to licensing and other revenues.

Cost of Sales

In 2008, the Company recorded $11.5 million in cost of sales associated with our Great American Cookies manufacturing facility, including raw ingredients, labor and other direct manufacturing costs. The facility was acquired by the Company in January 2008.  Accordingly, the Company recorded no cost of sales in 2007 or 2006.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses consist primarily of compensation, stock compensation expense and personnel related costs, rent, facility related support costs, travel and advertising.

Corporate SG&A expenses increased $3.7 million, or 32%, to $15.5 million in 2008 from $11.8 million in 2007. This increase is attributable to an increase in the number of staff to support the growth of the Company and to bolster the Company’s corporate infrastructure, and an increase of $1.0 million in stock compensation expenses. Franchising SG&A increased by $6.3 million, or 59%, to $17.0 million in 2008 from $10.7 million in 2007. This increase is attributable to the additional costs associated with the establishment of our NexCen University facility, the integration of our brands and the acquisition of Great American Cookies during 2008. Personnel employed by the Company increased from 107 employees as of December 31, 2007 to a peak of 152 employees on April 30, 2008, before decreasing to 123 as of December 31, 2008.

Corporate SG&A expenses increased $11.1 million to $11.8 million in 2007 from $0.7 million in 2006. The increase primarily reflects the additional costs resulting from the hiring of corporate staff to support our acquisition activity, the growth of the Company and increased stock compensation expense. Included in Corporate SG&A expense for 2007 is $408,000 of state tax expense which is based on capital and not income. Franchising SG&A expenses increased $10.2 million to $10.7 million from $0.5 million in 2006. As a result of our acquisitions in 2007, personnel employed by the Company increased from 36 employees as of December 31, 2006 to 107 employees as of December 31, 2007.

Stock Compensation Expense

In 2008, the Company recorded stock compensation expense of $5.3 million, an increase of $1.0 million, or 23%, from $4.3 million in 2007. The increase resulted from grants of options and warrants to purchase a total of approximately 2.0 million shares of the Company’s common stock, consisting of grants to employees of options to purchase 1.5 million shares of common stock, warrants to certain Great American Cookies franchisees to purchase 300,000 shares of common stock, and a warrant to BTMUCC to purchase 200,000 shares of common stock. The Company also expensed an additional $2.1 million related to outstanding stock options that were voluntarily cancelled in 2008 pursuant the Stock Option Cancellation Program. (See Part II, Item 5 under the caption, “Securities Authorized for Issuance under Equity Compensation Plans.”). The increase was partially offset by the reversal of previously accrued stock compensation expense pertaining to cancelled or forfeited stock options.

In 2007, the Company recorded stock compensation expense of $4.3 million, an increase of $2.7 million, from $1.6 million in 2006. The increase resulted from the grant of a total of approximately 7.1 million options and warrants in 2007 and 2006. Substantially all of the options granted in 2006 were granted from June through the end of the year. Therefore, the increase in stock compensation expense in 2007 over 2006 was due to the options being outstanding for a full year in 2007 and only a portion of the year in 2006. These options and warrants were issued to provide long-term incentive packages to new executives and other senior managers that we hired in 2007 and 2006, including individuals who were employed by UCC Capital, TAF, Bill Blass, Marble Slab, and Waverly prior to their acquisition by us and warrants to the sellers of TAF, Bill Blass, MaggieMoo’s, Waverly, Pretzel Time and Pretzelmaker.

Professional Fees

The Company incurred $3.9 million in professional fees related to the special investigations conducted at the direction of the Audit Committee of the Board of Directors, the Company and in response to information requested by the SEC, respectively, regarding the Company’s public disclosures of previously undisclosed terms of the January 2008 Amendment. The professional fees related to special investigations represent the cost of outside attorneys in either conducting the investigations or responding to the investigations, as well as the cost of outside consultants that were engaged to assist the Company and the Board of Directors to investigate and address the Company’s financial condition resulting from the January 2008 Amendment. The Company did not incur any professional fees related to special investigations in 2007 or 2006.

The Company incurred corporate professional fees of $2.7 million in 2008, an increase of $1.0 million, or 61%, from $1.7 million in 2007. The increase is primarily due to increased external audit and tax fees associated with the growth of the Company, the events of 2008 as well as legal fees associated with public reporting, compliance and litigation (including claims arising from the same events covered by the special investigations). The Company incurred corporate professional fees of $1.7 million in 2007, an increase of $0.6 million, or 62%, from $1.0 million in 2006. This increase is attributed to the Company’s continued growth and expansion during 2007.

The Company incurred professional fees related to franchising of $1.7 million in 2008, an increase of $0.5 million, or 40%, from $1.2 million in 2007. The Company incurred professional fees related to franchising of $1.2 million in 2007, an increase of $1.1 million from $0.1 million in 2006.  The increase in franchising professional fees for both periods reflects the increased legal and auditing fees associated with the growth of the Company and the integration of acquisitions.

Impairment of Intangible Assets

As a result of our acquisition strategy, we recorded a material amount of trademarks, goodwill and other intangible assets with indefinite or long lives. Market and economic conditions deteriorated during 2008, requiring the Company to record impairment charges and reducing the book value of such assets relating to continuing operations by a total of $137.9 million. See Note 6 – Goodwill, Trademarks and Other Intangible Assets for additional details regarding the impairment charges.

The Company did not record any impairment charges related to intangible assets in 2007 or 2006.

Depreciation and Amortization

Depreciation expenses arise from property and equipment purchased for use in our operations. Amortization costs arise from acquired intangible assets.

The Company recorded depreciation and amortization expenses of $3.0 million in 2008, an increase of $1.6 million, or 119%, from $1.4 million in 2007. The increase is primarily attributable to accelerated depreciation of certain corporate assets such as leasehold improvements resulting from the changes to the Company’s business in 2008 which reduced the estimatable useful life of those assets.

The Company recorded depreciation and amortization expenses of $1.4 million in 2007, an increase of $1.2 million from $0.2 million in 2006. The increase primarily reflects the amortization of intangible assets related to a non-compete agreement with our former chief executive officer, and amortization of intangibles of franchise agreements, license agreements, and master development agreements related to the TAF, Marble Slab Creamery, MaggieMoo’s, Pretzel Time and Pretzelmaker acquisitions.

Restructuring Charges

In connection with our cost reduction efforts and our sales of the Waverly and Bill Blass brands, we reduced the staff in the New York corporate office. The Company recorded $1.1 million in restructuring charges in 2008 related primarily to employee separation benefits.

The Company did not incur any expenses from restructuring in 2007.

After the acquisition of UCC Capital, the Company relocated our principal corporate office from Baltimore, Maryland to New York City. As a result, certain reductions in staffing occurred in 2006, and we recorded a restructuring charge of $1.1 million in 2006.

Total Operating Expenses

Total operating expenses were $194.2 million in 2008, an increase of $167.5 million from $26.7 million in 2007. We believe that this year-over-year increase is not indicative of future operating expenses, as the increase encompasses many significant expenses that are specific to the events of 2008, including (as discussed in more detail above) impairment charges related to intangible assets of $137.9 million, $3.9 million in professional fees related to special investigations and $1.1 million in restructuring charges.

Excluding impairment charges related to intangible assets, professional fees related to special investigations and restructuring charges, operating expenses in 2008 were $51.3 million, an increase of $24.6 million, or 92%, from 2007. This increase reflects the additional expenses incurred by the Company in operating the brands that we acquired, including $11.5 million in cost of sales, a $10.0 million increase in SG&A expenses, a $1.5 million increase in corporate and franchising professional fees, and a $1.6 million increase in depreciation and amortization.

Operating expenses of $26.7 million in 2007 reflect an increase of $23.1 million from $3.6 million in 2006. The increase in operating expenses reflects the additional expenses incurred by the Company in operating the brands that we acquired, including a $21.3 million increase in SG&A expenses, a $1.7 million increase in professional fees, a $1.2 million increase in depreciation and amortization, offset by a $1.1 million decrease in restructuring charges from 2006 related to the relocation of our headquarters from Baltimore, Maryland to New York City and the transition of our senior management team.

Interest Income

The Company recognized interest income of $0.4 million in 2008, a decrease of $1.6 million, or 78%, from $2.0 million in 2007. Interest income of $2.0 million in 2007 increased $0.6 million, or 40%, from $1.4 million in 2006.  Interest income primarily reflects the interest earned on our cash balances, which have declined over the three year period.

Interest Expense

The Company recorded interest expense of $10.7 million in 2008, an increase of $7.8 million, or 269%, from $2.9 million in 2007. This increase reflects additional interest expense incurred in connection with our increased borrowings related to our continuing operations under our BTMUCC Credit Facility including the acquisition of Great American Cookies in January 2008. The Company entered into the Original BTMUCC Credit Facility in March 2007 (See Note 9 – Long-Term Debt to our Consolidated Financial Statements for a description of the Original BTMUCC Credit Facility, the January 2008 Amendment, the Amended BTMUCC Credit Facility, and the subsequent amendments.) Interest expense consists primarily of interest incurred in connection with our borrowings related to our continuing operations under the BTMUCC Credit Facility, as well as amortization of deferred loan costs and imputed interest of $184,000 in 2008 related to a long-term consulting agreement liability, expiring in 2028, which was assumed in The Athlete’s Foot acquisition.

We had no outstanding borrowings under the Original BTMUCC Credit Facility prior to 2007. The Company did not incur interest expense in 2006.

Financing Charges

The Company incurred $1.8 million in financing charges in 2008 consisting of legal fees related to the amendments to the Original BTMUCC Credit Facility, including the January 2008 Amendment, the August 2008 restructuring, and the subsequent amendments. The Company did not incur any such financing charges in 2007 or 2006.

Other Income (Expense)

The Company recorded other expense of $284,000 in 2008, primarily representing the Company’s share of losses on its equity investment in  Shoebox New York.

The Company recorded other income of $11,000 and $552,000 in 2007 and 2006, respectively, consisting of recoveries received from a venture capital investment, which had been written off in 2002. We recorded these recoveries as we received them because the extent of future payments, if any, could not be readily determined.

Loss from Continuing Operations before Income Taxes

Loss from continuing operations before income taxes was $159.6 million in 2008, an increase of $151.6 million from a loss of $8.0 million in 2007. We believe this year-over-year increase is not indicative of future performance as the increase in loss is primarily the result of the Company incurring significant expenses that were specific to the events of 2008 as discussed above.

Loss from continuing operations before income taxes was $8.0 million in 2007, an increase of $8.3 million from income of $0.3 million in 2006. The increase in loss was the result of the reclassification of our Consumer Branded Products and UCC Capital businesses to discontinued operations, along with additional corporate expenses incurred in 2007 in building our brand management business. No revenues were earned in the first ten months of 2006 in connection with our current continuing operations.

Income Taxes – Continuing Operations

In 2008, we recorded current income tax expense of $0.3 million. This reflects $0.1 million of state income tax expense and $0.2 million of foreign taxes withheld on franchise royalties received from franchisees located outside of the United States in accordance with applicable tax treaties. In 2007, we recorded current income tax benefit of $1.6 million due to the realization of tax benefits to offset income related to a discontinued subsidiary. In 2006, we recorded current income tax expense of $0.3 million reflecting primarily foreign taxes withheld on franchise royalties received from franchisees located outside of the United States.

In 2008, we recorded combined federal and state deferred tax benefit of $6.3 million. In 2007, we recorded combined federal and state deferred tax liability of $2.5 million. Both the 2008 deferred tax benefit and the 2007 tax expense resulted from the timing differences between the amortization of trademarks and other intangible assets for tax purposes and impairment charges recorded for book purposes. In 2006, we recorded no deferred tax benefit or expense. For more information about our deferred tax expense and benefit, see Note 10 – Income Taxes to our Consolidated Financial Statements.

As discussed in Item 1 – Business under the caption “Tax Loss Carry-Forwards and Limits on Ownership of Our Common Stock,” the Company has accumulated significant deferred tax assets related to tax loss carry-forwards. However, under GAAP, we are not able to recognize the value of our deferred tax assets attributable to our tax loss carry-forwards until such time as we have satisfied GAAP requirements that there exists objective evidence of our ability to generate sustainable taxable income from our operations. Because we have a history of losses, we have not satisfied this requirement as of December 31, 2008. Even if we are able to report net income in 2009 and beyond, we may not satisfy this accounting requirement over the next several quarters (and perhaps longer) because continued amortization of trademarks in future periods may generate additional tax losses. In addition, our net tax loss carry-forwards will not offset all state, local and foreign tax liabilities, and we will remain subject to alternative minimum taxes.

Discontinued Operations

In 2008, the Company recorded net losses from discontinued operations of $102.2 million or ($1.81) per share. This amount includes $53.8 million of operating loss (including impairment charges of $66.9 million) from Bill Blass and Waverly which comprised our Consumer Branded Products business, a net loss of approximately $10.6 million on the sale of those businesses, an impairment of UCC Capital goodwill of $37.5 million, and $0.8 million in net loss from the Company’s discontinued UCC Capital loan servicing business. For a detailed Statement of Operations from the Company’s discontinued operations, see Note 15 – Discontinued Operations to our Consolidated Financial Statements. Our net income tax benefit from discontinued operations in 2008 was $19.9 million, consisting of a reversal of deferred tax expenses recorded in 2007. Both the 2008 deferred tax benefit and the 2007 tax expense resulted from the timing differences relating to the amortization of trademarks for book versus tax purposes.  See Note 10 – Income Taxes to our Consolidated Financial Statements. The current tax expense for 2006 was attributable to the application of the alternative minimum tax.

In 2007, the Company recognized net income from discontinued operations of $4.0 million or earnings of $0.08 per share. This amount reflects net income of $6.0 million generated by our Consumer Branded Products business, $1.4 million in operating expenses of UCC Capital, and $0.6 million relating to other legacy expenses.

QUARTERLY FINANCIAL INFORMATION

The following tables summarize the Company’s unaudited condensed consolidated financial condition and results of operations for each of the quarters of the fiscal years ended December 31, 2008 and 2007. Similar to year-over-year comparisons, quarter-over-quarter comparisons are not meaningful because we acquired several brands throughout 2007 and early 2008 and certain atypical events and circumstances in 2008 materially affected our quarterly financial data.

	2008
Consolidated Balance Sheet	As of
(in thousands)	March 31,	June 30,	September 30,	December 31,
	(Unaudited)			(Audited)
Assets
Cash & cash equivalents	$18,306	$12,604	$8,638	$8,293
Trade receivable, net of allowances	5,119	5,903	4,946	5,617
Other receivables	4,293	3,085	1,993	834
Inventory	1,131	1,248	1,116	1,232
Restricted cash	2,371	771	-	-
Prepaid expenses and other current assets	3,006	2,869	2,161	2,439
Total current assets	34,226	26,480	18,854	18,415

Property and equipment, net	5,773	5,532	4,971	4,395
Investment in joint venture	561	288	262	87
Goodwill	49,233	-	-	-
Trademarks	204,381	106,500	78,422	78,422
Other intangible assets, net of amortization	7,040	6,743	6,400	6,158
Deferred financing costs, net and other assets	5,379	4,939	5,228	5,486
Restricted cash	908	908	936	940
Assets held for sale	122,035	60,070	52,855	-
Total Assets	429,536	$211,460	$167,928	$113,903

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$8,923	$10,552	$6,986	$9,373
Deferred revenue	3,660	3,807	4,557	4,044
Current portion of long-term debt, net of debt discount	39,085	40,453	1,653	611
Acquisition related liabilities	6,699	4,918	4,749	4,689
Total current liabilities	58,367	59,730	17,945	18,717

Long-term debt, net of debt discount	138,833	134,511	172,462	140,262
Deferred tax liability	27,631	8,588	7,556	-
Acquisition related liabilities	776	930	532	480
Other long-term liabilities	3,690	3,664	3,123	3,937
Liabilities held for sale	2,815	2,947	1,817	-
Total liabilities	232,112	210,370	203,435	163,396

Commitments and Contingencies

Minority interest	1,814	-	-	-
Stockholders' equity (deficit):
Preferred stock	-	-	-	-
Common stock	568	568	569	569
Additional paid-in capital	2,676,230	2,677,560	2,679,315	2,681,600
Treasury stock	(1,757)	(1,757)	(1,757)	(1,757)
Accumulated deficit	(2,479,431)	(2,675,281)	(2,713,634)	(2,729,905)
Stockholders' equity (decifit)	195,610	1,090	(35,507)	(49,493)
Total liabilities and stockholders' equity (deficit)	$429,536	$211,460	$167,928	$113,903

Consolidated Statements of Operations	(Unaudited)
	2008
	For the three months ended
(Dollars and shares in thousands, except per share amounts)	March 31	June 30	September 30	December 31
Revenues:
Royalty revenues	$5,359	$6,452	$6,733	$6,191
Factory revenues	2,975	4,761	4,598	4,976
Franchise fee revenues	1,583	397	454	1,182
Licensing and other revenues	308	314	379	294
Total revenues	10,225	11,924	12,164	12,643

Operating expenses:
Cost of sales	(2,322)	(2,974)	(3,093)	(3,095)
Selling, general and administrative expenses:
Franchising	(4,328)	(4,335)	(3,426)	(4,869)
Corporate	(4,366)	(3,468)	(2,987)	(4,639)
Professional fees:
Franchising	(276)	(354)	(498)	(557)
Corporate	(998)	(1,010)	(71)	(617)
Special Investigations	-	(1,932)	(1,640)	(325)
Impairment of intangible assets	-	(109,733)	(28,148)	-
Depreciation and amortization	(491)	(674)	(935)	(916)
Restructuring charges	-	(815)	(281)	-
Total operating expenses	(12,781)	(125,295)	(41,079)	(15,018)

Operating loss	(2,556)	(113,371)	(28,915)	(2,375)

Non-operating income (expense):
Interest income	250	84	44	61
Interest expense	(2,279)	(2,472)	(2,793)	(3,146)
Financing charges	(37)	(889)	(791)	(97)
Other (expense) income, net	(483)	(193)	240	152
Total non-operating expense	(2,549)	(3,470)	(3,300)	(3,030)

Loss from continuing operations before income taxes	(5,105)	(116,841)	(32,215)	(5,405)
Income tax (expense) benefit:
Current	(77)	(107)	(72)	(81)
Deferred	(1,190)	4,126	-	3,395
Total provision for income taxes	(1,267)	4,019	(72)	3,314

Loss from continuing operations	(6,372)	(112,822)	(32,287)	(2,091)
Income (loss) from discontinued operations, net of income taxes	1,067	(83,027)	(6,067)	(14,180)

Net loss	$(5,305)	$(195,849)	$(38,354)	$(16,271)

Loss per share (basic and diluted) from continuing operations	$(0.11)	$(1.99)	$(0.57)	$(0.04)
Income (loss) per share (basic and diluted) from discontinued operations	$0.02	$(1.47)	$(0.11)	$(0.25)
Net income (loss) per share - basic and diluted	$(0.09)	$(3.46)	$(0.68)	$(0.29)

Weighted average shares outstanding - basic	56,267	56,621	56,639	56,671
Weighted average shares outstanding - diluted	56,267	56,621	56,639	56,671

Consolidated Balance Sheet	2007
	As of
(in thousands)	March 31,	June 30,	September 30,	December 31,
	(Unaudited)			(Audited)
Assets
Cash & cash equivalents	$37,980	$27,116	$29,432	$46,569
Trade receivable, net of allowances	2,853	2,631	3,837	4,710
Other receivables	1,663	1,288	2,102	2,673
Restricted cash	7,014	5,514	5,222	5,174
Prepaid expenses and other current assets	1,513	1,479	2,045	2,873
Total current assets	51,023	38,028	42,638	61,999

Property and equipment, net	2,600	2,746	2,780	3,941
Goodwill	17,012	22,739	51,629	47,514
Trademarks	85,500	85,500	113,000	115,850
Other intangible assets, net of amortization	5,493	5,369	6,925	6,541
Deferred financing costs, net and other assets	908	1,441	2,093	2,926
Restricted cash	-	1,498	1,818	1,656
Assets held for sale	76,928	115,666	116,847	119,183
Total Assets	$239,464	$272,987	$337,730	$359,610

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$7,547	$8,797	$6,602	$7,220
Deferred revenue	5,267	5,651	4,965	4,033
Current portion of long-term debt	958	1,946	4,273	6,340
Acquisition related liabilities	5,450	6,254	9,415	7,360
Total current liabilities	19,222	22,648	25,255	24,953

Long-term debt	25,542	51,854	87,055	103,238
Deferred tax liability	20,493	20,537	21,716	26,607
Acquisition related liabilities	2,954	5,546	2,429	3,915
Other long-term liabilities	2,376	2,093	2,078	3,412
Liabilities held for sale	661	1,005	2,178	1,482
Total liabilities	71,248	103,683	140,711	163,607

Commitments and Contingencies

Minority interest	2,824	2,982	3,038	3,040

Stockholders' equity:
Preferred stock	-	-	-	-
Common stock	506	512	551	557
Additional paid-in capital	2,634,694	2,637,268	2,664,771	2,668,289
Treasury stock	(352)	(1,757)	(1,757)	(1,757)
Accumulated deficit	(2,469,456)	(2,469,701)	(2,469,584)	(2,474,126)
Stockholders' equity	165,392	166,322	193,981	192,963
Total liabilities and stockholders' equity	$239,464	$272,987	$337,730	$359,610

Consolidated Statements of Operations	(Unaudited)
	2007
	For the three months ended
(Dollars and shares in thousands, except per share amounts)	March 31	June 30	September 30	December 31
Revenues:
Royalty revenues	$2,175	$3,515	$4,899	$5,133
Franchise fee revenues	103	1,158	1,466	720
Licensing and other revenues	10	11	118	280
Total revenues	2,288	4,684	6,483	6,133

Operating expenses:
Selling, general and administrative expenses:
Franchising	(1,612)	(2,704)	(2,990)	(3,382)
Corporate	(1,978)	(3,018)	(2,659)	(4,098)
Professional fees:
Franchising	(200)	28	(238)	(794)
Corporate	(567)	(368)	(320)	(417)
Depreciation and amortization	(155)	(232)	(298)	(694)
Total operating expenses	(4,512)	(6,294)	(6,505)	(9,385)

Operating loss	(2,224)	(1,610)	(22)	(3,252)

Non-operating income (expense):
Interest income	759	385	291	593
Interest expense	(160)	(653)	(737)	(1,346)
Other income (expense), net	4	36	(4)	(25)
Total non-operating income (expense)	603	(232)	(450)	(778)

Loss from continuing operations before income taxes	(1,621)	(1,842)	(472)	(4,030)
Income tax (expense) benefit:
Current	367	454	384	357
Deferred	-	(100)	(976)	(1,405)
Total provision for income taxes	367	354	(592)	(1,048)

Loss from continuing operations	(1,254)	(1,488)	(1,064)	(5,078)
Income from discontinued operations	1,056	803	1,145	1,012

Net (loss) income	$(198)	$(685)	$81	$(4,066)

Loss per share (basic and diluted) from continuing operations	$(0.03)	$(0.03)	$(0.02)	$(0.09)
Income per share (basic and diluted) from discontinued operations	$0.02	$0.02	$0.02	$0.02
Net income (loss) per share - basic and diluted	$(0.01)	$(0.01)	$-	$(0.07)

Weighted average shares outstanding - basic	45,159	50,824	52,384	55,116
Weighted average shares outstanding - diluted	45,159	54,465	54,250	55,116

QUARTER ENDED MARCH 31, 2008 VERSUS QUARTER ENDED MARCH 31, 2007

Royalty, Franchise Fee, Factory, Licensing and Other Revenues

We recognized $10.2 million in revenues for the three months ended March 31, 2008, an increase of $7.9 million, or 347%, from $2.3 million in revenues for the three months ended March 31, 2007. The quarter-over-quarter increase in revenues reflects full quarter operating revenues in first quarter 2008 for Marble Slab Creamery (acquired in February 2007), MaggieMoo’s (acquired in February 2007), Pretzel Time (acquired in August 2007) and Pretzelmaker (acquired in August 2007), and partial quarter revenues in the first quarter 2008 for Great American Cookies (acquired in January 2008). Of the $10.2 million in revenues recognized for the three months ended March 31, 2008, $5.4 million related to royalties, an increase of $3.2 million, or 146%, from the 2007 comparable quarter; $1.6 million related to franchise fees, an increase of $1.5 million from the 2007 comparable quarter; and $0.2 million in licensing and other revenues, consisting of licensing revenues, management fees from the Shoebox New York joint venture and rebates earned from vendors with which the Company conducts business. The remaining $3.0 million in first quarter 2008 revenues were from the sales of cookie dough and other ancillary products to our Great American Cookies franchisees. In connection with our acquisition of Great American Cookies in January 2008, the Company acquired a manufacturing facility that produces cookie dough for, and supplies other products to, franchisees of the Great American Cookies brand.

Cost of Sales

For the three months ended March 31, 2008, the Company incurred $2.3 million in cost of sales associated with our Great American Cookies manufacturing facility, including raw ingredients, labor and other manufacturing costs. Cost of sales of for the three months ended March 31, 2008 includes $234,000 of purchase accounting adjustments related to inventory acquired. The Company incurred no cost of sales in 2007, as the manufacturing facility was acquired by the Company in January 2008.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of compensation, stock compensation expense and personnel related costs, rent, facility related support costs, travel and advertising.

For the three months ended March 31, 2008, the Company recorded Corporate SG&A expenses of $4.4 million, an increase of $2.4 million, or 121%, from $2.0 million for the 2007 comparable quarter. This quarter-over-quarter increase is attributable to additional costs resulting from the hiring of staff to support the Company’s growth and to bolster the Company’s corporate infrastructure, and an increase of $0.7 million in stock compensation expenses. The Company recorded Franchising SG&A of $4.3 million for the three months ended March 31, 2008, an increase of $2.7 million, or 168%, from $1.6 million for the 2007 comparable quarter. This increase reflects the additional costs resulting from continued integration of our brands and the acquisition of Great American Cookies in January 2008.

Stock Compensation Expense

For the three months ended March 31, 2008, the Company recorded stock compensation expense of $1.3 million, an increase of $0.7 million, or 110%, from $0.6 million for the three months ended March 31, 2007. The quarter-over-quarter increase is attributable to additional grants of options to Company employees, accelerated vesting of a former officer’s options, and an adjustment in certain forfeiture assumptions that resulted in increased expense during the 2008 period.

Professional Fees

For the three months ended March 31, 2008, the Company incurred corporate professional fees of $1.0 million, an increase of $0.4 million, or 76%, from $0.6 million for the three months ended March 31, 2007. Corporate professional fees primarily consist of legal expenses associated with our public reporting, compliance and corporate finance activities, and accounting fees related to auditing and tax services. The Company incurred professional fees related to franchising of $0.3 million for the three months ended March 31, 2008, increasing $0.1 million, or 38%, from the 2007 comparable quarter. Franchising professional fees primarily consist of legal and accounting fees associated with franchising activities and trademark maintenance. The quarter-over-quarter increase in professional fees reflects the increased costs of compliance and auditing associated with the growth of the Company and the integration of acquisitions.

Depreciation and Amortization

Depreciation expenses arise from property and equipment purchased for use in our operations. Amortization costs arise from acquired intangible assets.

For the three months ended March 31, 2008 and 2007, the Company recorded depreciation and amortization expenses of $0.5 million and $0.2 million, respectively. The quarter-over-quarter increase is attributable primarily to the additional assets acquired as a result of the Great American Cookies acquisition.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2008 were $12.8 million, an increase of $8.3 million, or 183%, from $4.5 million for the three months ended March 31, 2007. The quarter-over-quarter increase reflects the additional expenses incurred by the Company in operating the brands that we acquired, including $2.3 million in cost of sales.

Interest Income

The Company recognized interest income of $0.3 million for the three months ended March 31, 2008, a decrease of $0.5 million, or 67%, from $0.8 million for three months ended March 31, 2007. Interest income primarily reflects the interest earned on our cash balances, which declined between the respective periods.

Interest Expense

The Company recorded interest expense of $2.3 million for the three months ended March 31, 2008, an increase of $2.1 million from $0.2 million for the three months ended March 31, 2007. This quarter-over-quarter increase reflects the additional interest expense incurred in connection with our increased borrowings under our BTMUCC Credit Facility. (See Note 9 – Long-Term Debt to our Consolidated Financial Statements for a description of the Original BTMUCC Credit Facility, the January 2008 Amendment, the Amended BTMUCC Credit Facility, and the subsequent amendments).

Financing Charges

The Company incurred $37,000 in financing charges in the first quarter 2008 consisting of legal fees related to the January 2008 Amendment of the BTMUCC Credit Facility. The Company did not incur any similar financing charges in 2007.

Other Income (Expense)

The Company recorded other expense of $0.5 million for the three months ended March 31, 2008, primarily reflecting certain non-operating expenses attributable to the Company’s brands, as compared to income of $4,000 for the three months ended March 31, 2007.

Loss from Continuing Operations before Income Taxes

Loss from continuing operations before income taxes was $5.1 million for the three months ended March 31, 2008, an increase of $3.5 million, or 215%, from a loss of $1.6 million for the three months ended March 31, 2007. The quarter-over-quarter increase in loss was the result of corporate expenses incurred in 2008 towards the building of our brand management business and increased interest expense as a result of the Company’s increased outstanding debt.

Income Taxes – Continuing Operations

Income taxes for the three months ended March 31, 2008 were $1.3 million as compared to a benefit of $0.4 million for the three months ended March 31, 2007. Deferred income tax expense comprised $1.2 million of the first quarter 2008 amount.

Discontinued Operations

For the three months ended March 31, 2008, the Company recognized net income from discontinued operations of $1.1 million. This amount includes $1.1 million of net income from Bill Blass and Waverly, which comprised our Consumer Branded Products business, $0.4 million in net loss from the Company’s discontinued mortgage backed securities business, and $0.4 million in net income related to our former mobile and wireless communications businesses. A deferred income tax benefit of $0.2 million is included within discontinued operations for the three months ended March 31, 2008. For a detailed Statement of Operations from the Company’s discontinued Consumer Branded Products business, see Note 15 – Discontinued Operations to our Consolidated Financial Statements.

For the three months ended March 31, 2007, the Company recognized net income from discontinued operations of $1.1 million. This amount reflects net income of $0.9 million generated by our Consumer Branded Products and the reversal of $0.6 million in sales tax liabilities related to our former mobile and wireless communications businesses, offset by net loss from UCC of $0.4 million and legal fees of $0.2 million incurred in connection with litigation related to the transportation business sale. Income tax expense incurred within discontinued operations was $0.4 million for the three months ended March 31, 2007.

QUARTER ENDED JUNE 30, 2008 VERSUS QUARTER ENDED JUNE 30, 2007

Royalty, Franchise Fee, Factory, Licensing and Other Revenues

We recognized $11.9 million in revenues for the three months ended June 30, 2008, an increase of $7.2 million, or 155%, from $4.7 million in revenues for the three months ended June 30, 2007. The quarter-over-quarter increase in revenues reflects full quarter operating revenues in second quarter 2008 for Pretzel Time (acquired in August 2007), Pretzelmaker (acquired in August 2007) and Great American Cookies (acquired in January 2008). Of the $11.9 million in revenues recognized for the three months ended June 30, 2008, $6.4 million related to royalties, an increase of $2.9 million, or 84%, from the 2007 comparable quarter; $0.4 million related to franchise fees, a decrease of $0.8 million, or 66%, from the 2007 comparable quarter; and $0.3 million in licensing and other revenues, consisting of licensing revenues, management fees from the Shoebox New York joint venture and rebates earned from vendors with which the Company conducts business. The remaining $4.8 million in second quarter 2008 revenues were from the sales of cookie dough and other ancillary products to our Great American Cookies franchisees.

Cost of Sales

For the three months ended June 30, 2008, the Company incurred $3.0 million in cost of sales associated with our Great American Cookies manufacturing facility, including raw ingredients, labor and other manufacturing costs. The manufacturing facility was acquired by the Company in January 2008. The Company incurred no cost of sales in 2007.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of compensation, stock compensation expense and personnel related costs, rent, facility related support costs, travel and advertising.

For the three months ended June 30, 2008, the Company recorded Corporate SG&A expenses of $3.5 million, an increase of $0.5 million, or 15%, from $3.0 million for the 2007 comparable quarter. This quarter-over-quarter increase is attributable to additional costs resulting from the hiring of staff to support the Company’s growth and to bolster the Company’s corporate infrastructure. The Company recorded Franchising SG&A of $4.3 million for the three months ended June 30, 2008, an increase of $1.6 million, or 60% from $2.7 million for the 2007 comparable quarter. This increase is attributable to the continued integration of our brands and the acquisition of Great American Cookies during 2008.

Stock Compensation Expense

For the three months ended June 30, 2008, the Company recorded stock compensation expense of $0.9 million, an increase of $0.2 million, or 21%, from  $0.7 million for the three months ended June 30, 2007. The increase is attributable to accelerated vesting of options for a former officer of the Company in connection with the termination of his employment at the end of May 2008.

Professional Fees

For the three months ended June 30, 2008, the Company incurred $1.9 million in professional fees related to special investigations. The Company did not incur such professional fees in 2007.

For the three months ended June 30, 2008, the Company incurred corporate professional fees of $1.0 million, an increase of $0.6 million, or 174%, from $0.4 million for the three months ended June 30, 2007. Corporate professional fees primarily consist of legal fees associated with public reporting, compliance and litigation (including claims arising from the same events covered by special investigations), and accounting fees related to auditing and tax services. The Company incurred professional fees related to franchising of $0.4 million for the three months ended June 30, 2008, an increase of $0.4 million from the 2007 comparable quarter. Franchising professional fees primarily consist of legal and accounting fees associated with franchising activities and trademark maintenance. The increase in corporate and franchising professional fees reflects the increased legal and auditing costs associated with the events of May 2008, the growth of the Company, and the integration of acquisitions.

Impairment of Intangible Assets

In accordance with SFAS No. 142, the Company tests goodwill, trademarks and other intangibles for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the assets below its respective carrying amount.

In May 2008, the Company disclosed issues related to our debt structure that materially and negatively affected the Company. Based on our analyses of the value of our acquired intangible assets, we recorded impairment charges totaling $109.7 million during the three months ended June 30, 2008. See Note 6 – Goodwill, Trademarks and Other Intangible Assets for additional details regarding impairment. The Company did not record any impairment charges in the 2007 comparable quarter.

Depreciation and Amortization

Depreciation expenses arise from property and equipment purchased for use in our operations. Amortization costs arise from acquired intangible assets.

For the three months ended June 30, 2008 and 2007, the Company recorded depreciation and amortization expenses of $0.7 million and $0.2 million, respectively. The quarter-over-quarter increase is attributable to additional assets acquired as a result of the Great American Cookies acquisition and accelerated depreciation on certain corporate fixed assets.

Restructuring Charges

On May 31, 2008, in conjunction with cost cutting efforts, we reduced the staff in the New York corporate office. The Company recorded $0.8 million in restructuring charge in the three month period ended June 30, 2008 related to employee separation benefits. The Company did not incur restructuring charges in 2007.

Total Operating Expenses

Total operating expenses were $125.3 million for the three months ended June 30, 2008, including impairment charges related to intangible assets of $109.7 million, $1.9 million of professional fees related to special investigations and $0.8 million in restructuring charges. Operating expenses were $6.2 million for the three months ended June 30, 2007.

Excluding the impairment charge related to intangible assets, professional fees related to special investigations and restructuring charges, operating expenses for the three months ended June 30, 2008 were $12.8 million, an increase of $6.5 million, or 104%, from $6.3 million for the three months ended June 30, 2007. The quarter-over-quarter increase reflects the additional expenses incurred by the Company in operating the brands that we acquired, including $3.0 million in cost of sales, a $2.1 million increase in SG&A expenses, a $1.0 million increase in corporate and franchising professional fees, and a $0.4 million increase in depreciation and amortization.

Interest Income

The Company recognized interest income of $0.1 million for the three months ended June 30, 2008, a decrease of $0.3 million, or 78%, from $0.4 million for the three months ended June 30, 2007.  Interest income primarily reflects the interest earned on our cash balances, which declined between the respective periods.

Interest Expense

The Company recorded interest expense of $2.5 million for the three months ended June 30, 2008, an increase of $1.8 million, or 279%, from $0.7 million for the three months ended June 30, 2007. The increase reflects additional interest expense incurred in connection with our increased borrowings under our BTMUCC Credit Facility. (See Note 9 – Long-Term Debt to our Consolidated Financial Statements for a description of the Original BTMUCC Credit Facility, the January 2008 Amendment, the Amended BTMUCC Credit Facility, and the subsequent amendments.)

Financing Charges

The Company incurred $0.9 million in financing charges in the second quarter 2008 consisting of legal fees related to the August 2008 restructuring of the BTMUCC Credit Facility. The Company did not incur any similar financing charges in 2007.

Other Income (Expense)

The Company recognized other expense of $193,000 for the three months ended June 30, 2008, a decrease of $229,000 from income of $36,000 for the 2007 comparable quarter. Other expense in second quarter 2008 was primarily comprised of the Company’s portion of the loss from our investment in Shoebox New York. Other income in second quarter 2007 is due to the reversal of certain previously expensed items.

Loss from Continuing Operations before Income Taxes

The Company’s loss from continuing operations for the three months ended June 30, 2008 was $116.8 million, an increase of $115.0 million from a loss of $1.8 million for the three months ended June 30, 2007. The increase in loss is primarily the result of the Company incurring significant expenses that were specific to the events of 2008, including impairment charges related to intangible assets of $109.7 million, professional fees related to special investigations of $1.9 million and a charge of $0.8 million resulting from our corporate restructuring.

Income Taxes – Continuing Operations

Income taxes for the three months ended June 30, 2008 were a benefit of $4.0 million as compared to a benefit of $0.4 million for the three months ended June 30, 2007.

Discontinued Operations

For the three months ended June 30, 2008, the Company recorded net loss from discontinued operations of $83.0 million. This amount includes impairment charges of $98.4 million on intangible assets associated with UCC Capital, Bill Blass and Waverly. Included within net loss from discontinued operations is approximately $14.9 million in income tax benefit, almost all of which related to the recognition of deferred income tax benefits. For a detailed Statement of Operations from the Company’s discontinued Consumer Branded Products business, refer to Note 15 – Discontinued Operations to our Consolidated Financial Statements.

For the three months ended June 30, 2007, the Company recognized net income from discontinued operations of $0.8 million. This amount reflects net income of $2.0 million generated by our Consumer Branded Products and loan servicing businesses offset by $1.2 million in expenses attributed to our legacy wireless and transportation businesses. Income tax expense incurred within discontinued operations was $0.6 million for the three months ended June 30, 2007.

QUARTER ENDED SEPTEMBER 30, 2008 VERSUS QUARTER ENDED SEPTEMBER 30, 2007

Royalty, Franchise Fee, Factory, Licensing and Other Revenues

We recognized $12.2 million in revenues for the three months ended September 30, 2008, an increase of $5.7 million, or 88%, from $6.5 million in revenues for the three months ended September 30, 2007. The increase in revenues reflects full-quarter operating revenues for Pretzel Time (acquired in August 2007), Pretzelmaker (acquired in August 2007) and Great American Cookies (acquired in January 2008). Of the $12.2 million in revenues recognized for the three months ended September 30, 2008, $6.7 million related to royalties, an increase of $1.8 million, or 37%, from the 2007 comparable quarter; $0.5 million related to franchise fees, a decline of $1.0 million, or 69%, from the 2007 comparable quarter; and $0.4 million in licensing and other revenues, consisting of licensing revenues, management fees from the Shoebox New York joint venture and rebates earned from vendors with which the Company conducts business. The remaining $4.6 million in third quarter 2008 revenues were from the sales of cookie dough and other ancillary products to our Great American Cookies franchisees.

Cost of Sales

For the three months ended September 30, 2008, the Company incurred $3.1 million in cost of sales associated with our Great American Cookies manufacturing facility, including raw ingredients, labor and other manufacturing costs. The manufacturing facility was acquired by the Company in January 2008. The Company incurred no cost of sales in 2007.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of compensation, stock compensation expense and personnel related costs, rent, facility related support costs, travel and advertising.

For the three months ended September 30, 2008, the Company recorded Corporate SG&A expenses of $3.0 million, an increase of $0.3 million, or 12%, from $2.7 million for the 2007 comparable quarter. This quarter-over-quarter increase is attributable to additional costs resulting from the hiring of staff to support the Company’s growth and to bolster the Company’s corporate infrastructure, slightly offset by reduced stock compensation expense. The Company recorded Franchising SG&A of $3.4 million for the three months ending September 30, 2008, an increase of $0.4 million, or 15%, from $3.0 million for the 2007 comparable quarter. This increase is attributable to the continued integration of our brands and the acquisition of Great American Cookies in January 2008.

Stock Compensation Expense

For the three months ended September 30, 2008, the Company recorded stock compensation expense of $0.8 million, a decrease of $0.1 million, or 8.6%, from $0.9 million for the 2007 comparable quarter. The decrease is the result of more options granted in third quarter 2007 as compared to third quarter 2008 at greater fair value.

Professional Fees

For the three months ended September 30, 2008, the Company incurred $1.6 million in professional fees related to special investigations. The Company did not incur such professional fees in 2007.

For the three months ended September 30, 2008, the Company incurred corporate professional fees of $0.1 million, a decrease of $0.2 million, or 78%, from $0.3 million for the three months ended September 30, 2007. Corporate professional fees primarily consist of legal fees associated with public reporting, compliance and litigation (including claims arising from the same events as the special investigations), and accounting fees related to auditing and tax services. The Company incurred professional fees related to franchising of $0.5 million for the three months ended September 30, 2008, an increase of $0.3 million, or 109%, from $0.2 million for the 2007 comparable quarter. Franchising professional fees primarily consist of legal and accounting fees associated with franchising activities and trademark maintenance. The overall increase in professional fees reflects the increased legal and auditing fees associated with the events of 2008, the growth of the Company, and the integration of acquisitions.

Impairment of Intangible Assets

Market conditions continued to deteriorate during the three months ended September 30, 2008 requiring the Company to record additional impairment charges. Based on our analyses of the value of our acquired intangible assets, we recorded impairment charges totaling $28.1 million during the three months ended September 30, 2008. The Company did not record any impairment charges during the 2007 comparable quarter.

Depreciation and Amortization

Depreciation expenses arise from property and equipment purchased for use in our operations. Amortization costs arise from acquired intangible assets.

For the three months ended September 30, 2008 and 2007, the Company recorded depreciation and amortization expenses of $0.9 million and $0.3 million, respectively. The increase in the 2008 period is attributable to additional assets acquired as a result of the Great American Cookies purchase and accelerated depreciation on certain corporate fixed assets.

Restructuring Charges

In conjunction with cost reduction efforts, we reduced the staff in the New York corporate office. The Company recorded a $0.3 million restructuring charge related to employee separation benefits during the three months ended September 30, 2008. The Company did not incur restructuring charges in 2007.

Total Operating Expenses

Total operating expenses were $41.1 million for the three months ended September 30, 2008, including impairment charges on intangible assets of $28.1 million, $1.6 million of professional fees related to special investigations and $0.3 million in restructuring charges. Operating expenses were $6.5 million for the three months ended September 30, 2007.

Excluding the impairment charge related to intangible assets, professional fees related to special investigations and restructuring charges, operating expenses for the three months ended September 30, 2008 were $11.0 million, an increase of $4.5 million, or 69%, from $6.5 million for the three months ended September 30, 2007. The quarter-over-quarter increase reflects the additional expenses incurred by the Company in operating the brands that we acquired, including $3.1 million in cost of sales, a $0.7 million increase in SG&A expenses and a $0.6 million increase in depreciation and amortization expenses.

Interest Income

The Company recognized interest income of $44,000 for the three months ended September 30, 2008, a decrease of $247,000, or 85%, from $291,000 for the three months ended September 30, 2007. Interest income primarily reflects the interest earned on our cash balances, which declined between the respective periods.

Interest Expense

The Company recorded interest and other expense of $2.8 million for the three months ended September 30, 2008, an increase of $2.1 million from $0.7 million for the three months ended September 30, 2007. This increase reflects additional interest expense incurred in connection with our increased borrowings under our BTMUCC Credit Facility. (See Note 9 – Long-Term Debt to our Consolidated Financial Statements for a description of the Original BTMUCC Credit Facility, the January 2008 Amendment, the Amended BTMUCC Credit Facility, and the subsequent amendments.)

Financing charges

The Company incurred $0.8 million in financing charges in the third quarter 2008 consisting of legal fees related to the August 2008 restructuring of and subsequent amendments to the BTMUCC Credit Facility. The Company did not incur any similar financing charges in 2007.

Other Income (Expense)

The Company recognized other income of $240,000 for the three months ended September 30, 2008 as compared to expense of $4,000 for the 2007 comparable quarter. Other income in third quarter 2008 was comprised primarily of income recorded as a result of lease settlements related to certain MaggieMoo’s legacy corporate stores, offset by an unrealized loss from our investment in Shoebox New York.

Loss from Continuing Operations before Income Taxes

The Company’s loss from continuing operations for the three months ended September 30, 2008 was $32.2 million, an increase of $31.7 million from a loss of $0.5 million for the three months ended September 30, 2007.

The increase in loss is primarily the result of the Company incurring significant expenses that were specific to the events of 2008, including an impairment charge related to intangible assets of $28.1 million, professional fees of $1.6 million related to special investigations and a charge of $0.3 million resulting from our corporate restructuring.

Income Taxes – Continuing Operations

Income taxes for the three months ended September 30, 2008 were $0.1 million as compared to $0.6 million for the three months ended September 30, 2007.

Discontinued Operations

For the three months ended September 30, 2008, the Company recorded net loss from discontinued operations of $6.1 million. This amount includes impairment charges of $6.0 million on intangible assets associated with Bill Blass and Waverly, which comprised our Consumer Branded Products business. Included within net loss from discontinued operations is approximately $1.0 million in income tax benefit, almost all of which related to the recognition of deferred income tax benefits. For a detailed Statement of Operations from the Company’s Consumer Branded Products business, refer to Note 15 – Discontinued Operations to our Consolidated Financial Statements.

For the three months ended September 30, 2007, the Company recognized net income from discontinued operations of $1.1 million.  This amount reflects net income generated by our Consumer Branded Products and UCC Capital businesses. Included within net income from discontinued operations is approximately $0.6 million in income tax expense.

QUARTER ENDED DECEMBER 31, 2008 VERSUS QUARTER ENDED DECEMBER 31, 2007

Royalty, Franchise Fee,  Factory, Licensing and Other Revenues

We recognized $12.6 million in revenues for the three months ended December 31, 2008, an increase of $6.5 million, or 106%, from $6.1 million for the three months ended December 31, 2007. The quarter-over-quarter increase in revenues reflects full-quarter operating revenues for Great American Cookies (acquired in January 2008). Of the $12.6 million in revenues recognized for the three months ended December 31, 2008, $6.2 million related to royalties, an increase of $1.1 million, or 21%, from the 2007 comparable quarter; $1.2 million related to franchise fees, an increase of $0.5 million, or 64%, from the 2007 comparable quarter; and $0.2 million in licensing and other revenues, consisting of licensing revenues, management fees from the Shoebox New York joint venture and rebates earned from vendors with which the Company conducts business. The remaining $5.0 million in fourth quarter 2008 revenues were from the sales of cookie dough and other ancillary products to our Great American Cookies franchisees.

Cost of Sales

For the three months ended December 31, 2008, the Company incurred $3.1 million in cost of sales associated with our Great American Cookies manufacturing facility, including raw ingredients, labor and other manufacturing costs. The Company incurred no cost of sales in 2007.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of compensation, stock compensation expense and personnel related costs, rent, facility related support costs, travel and advertising.

For the three months ended December 31, 2008, the Company recorded Corporate SG&A expenses of $4.6 million, an increase of $0.5 million, or 13%, from $4.1 million in the 2007 comparable quarter. Corporate SG&A expenses for fourth quarter 2008 would have been lower than for the 2007 comparable quarter, but for the $2.1 million of stock compensation expense in fourth quarter 2008 resulting from the acceleration of certain employee stock options that were voluntary cancelled. (See Stock Compensation Expense below.) The Company recorded Franchising SG&A of $4.9 million, an increase of $1.5 million, or 44%, from $3.4 million for the 2007 comparable quarter. This increase is largely attributed to $1.1 million of expense recorded representing the expected net present value of future contributions to be made by the Company pursuant to a matching contribution program with The Athlete’s Foot Marketing Support Fund, LLC, a marketing fund for TAF.

Stock Compensation Expense

For the three months ended December 31, 2008, the Company recorded stock compensation expense of $2.3 million, an increase of $0.2 million, or 10%, from $2.1 million for the three months ended December 31, 2007. The increase is attributable to $2.1 million of stock compensation expense in fourth quarter 2008 resulting from the acceleration of certain employee stock options that were voluntary cancelled pursuant the Stock Option Cancellation Program. (See Part II, Item 5 under the caption, “Securities Authorized for Issuance under Equity Compensation Plans.”)

Professional Fees

For the three months ended December 31, 2008, the Company incurred $325,000 in professional fees related to special investigations. The Company did not incur such professional fees in 2007.

For the three months ended December 31, 2008, the Company incurred corporate professional fees of $0.6 million, an increase of $0.3 million, or 76%, from $0.3 million for the three months ended December 31, 2007. Corporate professional fees primarily consist of legal fees associated with public reporting, compliance and litigation (including claims arising from the same events covered by special investigations), and accounting fees related to auditing and tax services. The Company incurred professional fees related to franchising of $0.6 million for the three months ended December 31, 2008, a decrease of $0.2 million, or 30%, from $0.8 million for the 2007 comparable quarter. Franchising professional fees primarily consist of legal and accounting fees associated with franchising activities and trademark maintenance.

Depreciation and Amortization

Depreciation expenses arise from property and equipment purchased for use in our operations. Amortization costs arise from acquired intangible assets.

For the three months ended December 31, 2008 and 2007, the Company recorded depreciation and amortization expenses of $0.9 million and $0.7 million, respectively.

Total Operating Expenses

Total operating expenses for the three months ended December 31, 2008 were $15.0 million, an increase of $5.7 million, or 61%, from $9.3 million for the three months ended December 31, 2007. The quarter-over-quarter increase reflects the additional expenses incurred by the Company, including $3.1 million in cost of sales, $0.2 million in depreciation and amortization, a $2.1 million increase in SG&A expenses, and $0.3 million of professional fees related to special investigations offset by decreases in corporate and franchising professional fees.

Interest Income

The Company recognized interest income of $0.1 million for the three months ended December 31, 2008, a decrease of $0.5 million, or 90%, from $0.6 million for three months ended December 31, 2007. Interest income primarily reflects the interest earned on our cash balances, which declined between the respective periods.

Interest Expense

The Company recorded interest expense of $3.1 million for the three months ended December 31, 2008, an increase of $1.8 million, or 134%, from $1.3 million for the three months ended December 31, 2007. This increase reflects additional interest expense incurred in connection with our increased borrowings under our BTMUCC Credit Facility. (See Note 9 – Long-Term Debt to our Consolidated Financial Statements for a description of the Original BTMUCC Credit Facility, the January 2008 Amendment, the Amended BTMUCC Credit Facility, and the subsequent amendments.)

Financing Charges

The Company incurred $0.1 million in financing charges in the fourth quarter 2008, consisting of legal fees related to amendments to the BTMUCC Credit Facility. The Company did not incur any similar financing charges in 2007.

Other Income (Expense)

The Company recorded other income of $0.2 million for the three months ended December 31, 2008. The Company recorded other expense of $25,000 for the three months ended December 31, 2007.

Loss from Continuing Operations before Income Taxes

Loss from continuing operations before income taxes was $5.4 million for the three months ended December 31, 2008, an increase of $1.4 million, or 36%, from a loss of $4.0 million for the three months ended December 31, 2007.

Income Taxes – Continuing Operations

Income taxes for the three months ended December 31, 2008 were a benefit of $3.3 million, substantially all of which consisted of a deferred tax benefit from the use of a capital loss carry-forward by a discontinued subsidiary, as compared to an expense of $1.0 million for the three months ended December 31, 2007. For the 2007 comparable quarter, deferred income tax expense of $1.4 million offset a current income tax benefit of approximately $0.4 million.

Discontinued Operations

For the three months ended December 31, 2008, the Company recorded net loss from discontinued operations of $14.2 million. This amount reflects $10.6 million in net losses recognized on the sales of Waverly and Bill Blass, which were part of our Consumer Branded Products business. Current income tax expense incurred within discontinued operations for the three months ended December 31, 2007 was $0.4 million. For a detailed Statement of Operations from the Company’s discontinued Consumer Branded Products business, refer to Note 15 – Discontinued Operations to our Consolidated Financial Statements.

For the three months ended December 31, 2007, the Company recorded net income from discontinued operations of $1.0 million. Net income from Waverly and Bill Blass of $1.2 million was offset by net loss of approximately $0.2 million from Aether and UCC Capital. Included within net income from discontinued operations is approximately $1.2 million in income tax benefit.

FINANCIAL CONDITION

During 2008, our total assets decreased by approximately $246 million, while our total liabilities decreased by approximately $0.2 million. These changes reflect the acquisitions of assets related to Great American Cookies, offset by the sale of assets related to Bill Blass and Waverly, a decrease in cash used for acquisitions and operating expenses, and a decrease in the value of intangible assets.

In connection with the acquisition of Great American Cookies in January 2008, we used approximately $20 million of the $46.6 million of cash that the Company had on hand as of December 31, 2007. For the remaining purchase price, the Company and BTMUCC entered into the January 2008 Amendment to the Original BTMUCC Credit Facility. As discussed in detail in Note 9 –Long-Term Debt to our Consolidated Financial Statements, the January 2008 Amendment allowed us to borrow an additional $70 million but increased debt service payments to BTMUCC and reduced the amount of cash flow available to the Company to cover operating expenses. Specifically, the amendment required $35 million of the principal amount of the additional borrowings to be reduced to $5 million by October 17, 2008. The increased debt service obligations and the accelerated redemption feature of the January 2008 Amendment raised significant concerns about the Company’s liquidity and capital resources and led us to believe that there was substantial doubt about the Company’s ability to continue as a going concern. Based on preliminary projections as of May 2008, the Company expected that without changes to the terms of the January 2008 Amendment or other measures to enhance our liquidity, the Company would have faced a cash shortfall of approximately $7-10 million by October 2008 and also would have needed additional cash to make the required principal payment on October 17, 2008, then estimated to be approximately $21 million.

As a result of the August 15, 2008 comprehensive restructuring of the Original BTMUCC Credit Facility and the January 2008 Amendment and subsequent amendments in 2008 and 2009, as well as actions taken to restructure the Company and reduce our recurring operating expenses, we improved our cash flow and, in general, the Company’s financial condition. Under the Current Credit Facility, we deferred to 2011 and thereafter much of our principal repayment obligations and certain of our interest obligations. We also restructured our credit facility to provide us with monthly, rather than quarterly, cash distributions from our operating revenues that are held in lock-box accounts until distributed pursuant to the terms of the Current Credit Facility. We use these distributions, which are net of required debt service payments, to pay our operating expenses and for other purposes permitted by the terms of our Current Credit Facility. Any excess monies after paying operating expenses and capital expenses permitted under the Current Credit Facility are required to be applied to pay down the outstanding principal. Starting in May 2008, we also took immediate actions to reduce the Company’s recurring operating expenses, including a headcount reduction of non-essential staff, thereby significantly decreasing our monthly selling, general and administrative expenses (excluding non-cash stock compensation expenses) as compared to April 30, 2008. In addition, we  have realized a meaningful reduction in interest expense in 2009 based on (i) the Company’s reduced debt level following the sales of Waverly and Bill Blass in late 2008 and the further paydown of debt in August 2009, (ii) the amendment to the bank credit facility in early 2009 that reduced the fixed interest rate applicable to certain Company debt, and (iii) the low variable rates currently applicable to other portions of our debt. As a result of these changes, we have access to more cash more frequently to cover our reduced recurring operating expenses and pay principal payments on our debt. See Note 9 – Long-Term Debt to the Consolidated Financial Statements for details regarding our Current Credit Facility.

As of December 31, 2008, we had approximately $8.3 million cash on hand. The Company also had long-term restricted cash of $0.9 million, used to secure letters of credit issued as security deposits on the Company’s leased facilities. We anticipate that cash generated from operations will provide us with sufficient liquidity to meet the expenses related to ordinary course operations, including our debt service obligations, for at least the next twelve months. Nonetheless, market and economic conditions may worsen and negatively impact our franchisees and our ability to sell new franchises. As a result, our financial condition and liquidity as of December 31, 2008 raise substantial doubt about our ability to continue as a going concern. We are highly leveraged; we have no additional borrowing capacity under the Current Credit Facility; and the Current Credit Facility imposes restrictions on our ability to freely access the capital markets. In addition, the Current Credit Facility imposes various restrictions on the cash generated by operations. Accordingly, we continue to have uncertainty with respect to our ability to meet non-ordinary course expenses or expenses beyond certain total limits, which are not permitted to be paid out of cash generated from operations under the terms of the Current Credit Facility, but instead must be paid out of cash on hand. If we are not able to generate sufficient cash from operations to pay our debt service obligations and all of our expenses, we would defer, reduce or eliminate certain expenditures, which may negatively impact our operations. Alternatively, we would seek to restructure or refinance our debt, but there can be no guarantee that BTMUCC would agree to any restructuring or refinancing plan.

Our Current Credit Facility also contains numerous affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, fundamental changes, asset sales, acquisitions, capital and other expenditures,  dividends and other payments affecting subsidiaries. The Company’s failure to comply with the financial and other restrictive covenants could result in a default under our Current Credit Facility, which could then trigger among other things BTMUCC’s right to accelerate all payment obligations, foreclose on virtually all of the assets of the Company and take control of all of the Company’s cash flow from operations. (See Note 9 – Long-Term Debt to the Consolidated Financial Statements for details regarding the security structure of the debt.) In addition, our Current Credit Facility contains provisions whereby our lender has the right to accelerate all principal payment obligations upon a “material adverse change,” which is broadly defined as the occurrence of any event or condition that, individually or in the aggregate, has had, is having or could reasonably be expected to have a material adverse effect on (i) the collectability of interest and principal on the debt, (ii) the value or collectability of the assets securing the debt, (iii) the business, financial condition, or operations of the Company or its subsidiaries, individually or taken as a whole, (iv) the ability of the Company or its subsidiaries to perform its respective obligations under the loan agreements, (v) the validity or enforceability of any of the loan documents, and (iv) the lender’s ability to foreclose or otherwise enforce its interest in any of the assets securitizing the debt. To date, BTMUCC has not invoked the “material adverse change” provision or otherwise sought acceleration of our principal payment obligations.

We believe we have a good relationship with our lender, and the Company has received waivers and/or amendments from BTMUCC (without concessions from the Company), including reduction of interest rates, deferral of scheduled principal payment obligations and certain interest payments, waiver and extension of time related to the obligations to issue dilutive warrants, allowance of certain payments to be excluded from debt service obligations, as well as relief from debt coverage ratio requirements, certain capital and operating expenditure limits, certain loan-to-value ratio requirements, certain free cash flow margin requirements and the requirement to provide financial statements by certain deadlines. In light of these amendments and waivers, we believe it is unlikely that the Company will need to seek additional material waivers or amendments or otherwise default on our Current Credit Facility through June 30, 2010.

The following table reflects use of net cash for operations, investing, and financing activities:

(IN THOUSANDS)	2008	2007	2006
Net cash used in operating activities	$(10,409)	$(3,407)	$(890)
Net cash (used in) provided by investing activities	(56,601)	(146,173)	217,609
Net cash provided by (used in) financing activities	28,734	112,613	(134,275)
Net (decrease) increase in cash and cash equivalents	$(38,276)	$(36,967)	$82,444

Net cash used in operating activities was $10.4 million in 2008, compared to net cash used in operating activities of $3.4 million in 2007 and $890,000 in 2006. The cash used in operating activities in 2008 reflects cash generated from operations offset by an increase to working capital. Net cash used in operating activities in 2008 includes expenditures for special investigations,  restructuring costs and increased professional fees as discussed above, and does not reflect the full year effects of cost reduction efforts that were implemented starting in May 2008. Cash used in operating activities in 2007 primarily reflects increases in accounts receivable, prepaid expenses and other assets reflecting growth in the businesses we acquired. Cash used in operating activities in 2006 reflects the results of our discontinued operations and our corporate expenses.  In 2006, we owned UCC Capital for six months and TAF for seven weeks.

Net cash used in investing activities was $56.6 million in 2008, primarily used for the acquisition of Great American Cookies, offset by proceeds of $35.4 million from the sale of our Consumer Branded Products business. See Note 20 – Acquisition of Great American Cookies to our Consolidated Financial Statements for details regarding the acquisition and Note 15 – Discontinued Operations for details regarding the sale of our Consumer Branded Products business. The Company also used $0.73 million for the acquisition of equity interest in Shoe Box Holdings, LLC and $1.25 million for the purchase of one half of the minority interest of Designer Equity Holding Company LLC (“DEHC”), equaling 5% percent, in BB Jeans, LLC, formerly known as Bill Blass Jeans, LLC, a now inactive subsidiary of the Company. Net cash used in investing activities was $146.2 million in 2007 primarily used for the acquisitions of Bill Blass, Marble Slab, MaggieMoo’s, Waverly, Pretzel Time, and Pretzelmaker. Net cash provided by investing activities of $217.6 million for 2006, primarily reflects $253.6 million of MBS sales and principal repayments, partially offset by $43.1 million of cash used in the acquisitions of UCC Capital and TAF.

Net cash provided by financing activities in 2008 was $28.7 million, which primarily reflects the borrowing of $70 million under the January 2008 Amendment to the Original BTMUCC Credit Facility, which is discussed in Note 9 – Long-Term Debt to our Consolidated Financial Statements, offset by principal repayments in 2008 of approximately $37.9 million. Net cash provided by financing activities in 2007 of $112.6 million primarily reflects borrowing on the Original BTMUCC Credit Facility, as well as $2.5 million received by the Company from the sale of minority interest in BB Jeans, LLC. Net cash used in financing activities in 2006 of $134.3 million primarily reflects the repayment of short-term repurchase agreements that were used to fund MBS investments.

Contractual Obligations

The following table reflects our contractual commitments, including our future minimum lease payments as of December 31, 2008:

	Payments due by period (in thousands)
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 years
Long-term Debt (a)	$156,495	$1,152	$47,442	$107,901	$-
Capital Lease Obligations (b)	21	21	-	-	-
Operating Leases (c)	13,053	1,738	3,374	3,553	4,388
Purchase Obligations (d)	970	970	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP (e)	2,666	781	532	105	1,248
Total	$173,205	$4,662	$51,348	$111,559	$5,636

(a)
Amounts included in this chart reflect the outstanding borrowings with BTMUCC as of December 31, 2008. We entered into the January 2008 Amendment increasing our indebtedness by $70 million, then comprehensively restructured the facility in August 2008, partially paid down the facility with the proceeds from the sales of the Bill Blass and Waverly businesses in late 2008, entered into amendments to the facility in late 2008, all of which impacted our debt obligations and are reflected above. See Note 9 – Long-Term Debt to our Consolidated Financial Statements for details regarding the amount and maturity dates of each note under the credit facility as of December 31, 2008. This chart does not reflect the additional changes to the outstanding borrowings in 2009 including the further paydown of $5 million of the facility in August 2009.

(b)	Capital Lease Obligations represents a lease for computer hardware assumed pursuant to the MaggieMoo’s acquisition.
(c)
Operating Lease Obligations includes primarily our real estate leases for our corporate headquarters, our Bill Blass showroom located in New York City (for which we remained obligated until we assigned the lease on June 11, 2009), our Waverly showroom located in New York City (which we have subleased through the lease expiration) and our NFM facility in Norcross, Georgia. See Item 2 – Properties for additional information.

(d)
Purchase Obligations represent cash consideration with respect to the acquisition of MaggieMoo’s in the amount of $130,000 of initial cash consideration held back for certain potential post-acquisition adjustments and approximately $840,000 pursuant to an earn-out provision, both payable on March 31, 2008. The $130,000 of MaggieMoo’s deferred cash consideration was paid in March 2009. The earn-out of $840,000 has not yet been paid due to the Company’s claims of off-sets and other on-going disputes between the parties. Any amount of earn-out that is ultimately paid will be from the Company’s cash on hand, as the earn-out is not permitted to be paid out of cash generated from operations under the terms of the BTMUCC Credit Facility.

(e)
Other Long–Term Liabilities include: (a) the expected net present value of guaranteed lease obligations we assumed in connection with our acquisition of MaggieMoo’s, related to the leases of franchisees that we guarantee, which have been adjusted to reflect subsequent changes to those obligations and (b) the net present value of a long-term compensation arrangement with a franchisee of TAF. We have not included contracts for maintenance support on hardware or software that we own because we generally pay in advance for these services and have the option of choosing whether or not to renew these services each year.

Off Balance Sheet Arrangements

The Company maintains advertising funds in connection with our franchised brands (“Marketing Funds”). The Marketing Funds are funded by franchisees pursuant to franchise agreements. These Marketing Funds are considered separate legal entities from the Company and are used exclusively for marketing of the respective franchised brands. Athletes Foot Marketing Support Fund, LLC (“TAF MSF”) is a Marketing Fund for the TAF brand. Historically, on an as needed basis, the Company advanced funds to the TAF MSF under a loan agreement. The terms of the loan agreement include a borrowing rate of prime plus 2%, and repayment by the TAF MSF with no penalty at any time. As of December 31, 2008 and 2007, the Company had receivable balances of $1.7 million and $1.4 million from the TAF MSF, respectively. The Company does not consolidate this or other Marketing Funds under FIN-46(R) –“Variable Interest Entities.” For further discussion of Marketing Funds, see Note 2(m) to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks, which exist as part of our ongoing business operations. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in these forward-looking statements.

Interest Rate Risk

Our primary exposure to market risk is to changes in interest rates on our long-term debt. As of December 31, 2008, the Company had outstanding borrowings of $142.2 million under the Current Credit Facility in three separate tranches: (1) approximately $86.3 million of Class A Franchise Notes, (2) approximately $41.7 of Class B Franchise Note and (3) $14.2 million of a Deficiency Note. On August 6, 2009, the Company paid down $5 million of the Class B Franchise Note. (For additional information regarding the debt as of December 31, 2008 and as of the date of this Report, see Note 9 – Long-Term Debt and Note 23 – Subsequent Events). The Class B Franchise Note and the Deficiency Note both bear a fixed interest rate. However, the Class A Franchise Notes, representing approximately 61% of the outstanding debt, bear interest at 30-day LIBOR plus 3.75% per year through July 31, 2011 and then LIBOR plus 5% per year thereafter until maturity on July 31, 2013.  Although LIBOR rates fluctuate on a daily basis, our LIBOR rate resets monthly on the 15th day of each month.

We are subject to interest rate risk on our rate-sensitive financing to the extent interest rates change. Our fixed and variable rate debt as of December 31, 2008 is shown in the following table (in millions).

	As of December 31, 2008	% of Total
Fixed Rate Debt	$55.9	39%
Variable Rate Debt	86.3	61%

Total long-term debt	$142.2	100%

The estimated fair value of the Company’s debt as of December 31, 2008 was approximately $101 million.

A change in LIBOR can have material impact on our interest expense and cash flows. Under our Current Credit Facility and based upon the principal balance as of December 31, 2008, a 1% increase in 30-day LIBOR would have resulted in additional $0.9 million in interest expense per year, while a 1% decrease in LIBOR would have reduced interest expense by $0.9 million per year. We did not in 2008, and do not currently, utilize any type of derivative instruments to manage interest rate risk. If our lender requests it, however, we will be obligated to hedge the interest rate exposure on our outstanding debt if 30-day LIBOR exceeds 3.5%.

Foreign Exchange Rate Risk

The Company is exposed to fluctuations in foreign currency on a limited basis due to our international franchisees that transact business in currencies other than the U.S. dollar. However, the overall exposure to foreign exchange gains and losses is not expected to have a material impact on the consolidated results of operations. Because international development fees and store opening fees are paid in U.S. dollars, our primary foreign currency exchange exposure involves continuing royalty revenue from our international franchisees, which as of December 31, 2008 was approximately $3.3 million or 7.1% of our total revenues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NexCen Brands, Inc.:

We have audited the accompanying consolidated balance sheets of NexCen Brands, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NexCen Brands, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company faces certain liquidity uncertainties that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

New York, New York
October 6, 2009

NEXCEN BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	DECEMBER 31,
	2008	2007
ASSETS
Cash and cash equivalents	$8,293	$46,569
Restricted cash	—	5,174
Trade receivables, net of allowances of $1,367 and $1,401, respectively	5,617	4,710
Other receivables	834	2,673
Inventory	1,232	—
Prepaid expenses and other current assets	2,439	2,873
Total current assets	18,415	61,999

Property and equipment, net	4,395	3,941
Investment in joint venture	87	—
Goodwill	—	47,514
Trademarks and other non-amortizable intangible assets	78,422	115,850
Other intangible assets, net of amortization	6,158	6,541
Deferred financing costs, net and other assets	5,486	2,926
Restricted cash	940	1,656
Assets held for sale	—	119,183
Total Assets	$113,903	$359,610

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$9,220	$7,207
Restructuring accruals	153	13
Deferred revenue	4,044	4,033
Current portion of long-term debt, net of debt discount of $541 and $0, respectively	611	6,340
Acquisition related liabilities	4,689	7,360
Total current liabilities	18,717	24,953

Long-term debt, net of debt discount of $852 and $0, respectively	140,262	103,238
Deferred tax liability	—	26,607
Acquisition related liabilities	480	3,915
Other long-term liabilities	3,937	3,412
Liabilities held for sale	—	1,482
Total liabilities	163,396	163,607

Commitments and Contingencies

Minority Interest	—	3,040

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2008 and 2007, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 56,670,644 and 55,517,475 shares issued and outstanding as of December 31, 2008 and 2007, respectively	569	557
Additional paid-in capital	2,681,600	2,668,289
Treasury stock	(1,757)	(1,757)
Accumulated deficit	(2,729,905)	(2,474,126)
Total stockholders’ equity (deficit)	(49,493)	192,963
Total liabilities and stockholders’ equity (deficit)	$113,903	$359,610

See accompanying notes to consolidated financial statements.

NEXCEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Revenues:
Royalty revenues	$24,735	$15,722	$1,175
Factory revenues	17,310	—	—
Franchise fee revenues	3,616	3,447	749
Licensing and other revenues	1,295	419	—
Total revenues	46,956	19,588	1,924

Operating expenses:
Cost of sales	(11,484)	—	—
Selling, general and administrative expenses:
Franchising	(16,958)	(10,688)	(454)
Corporate	(15,460)	(11,753)	(694)
Professional fees:
Franchising	(1,685)	(1,204)	(115)
Corporate	(2,696)	(1,672)	(1,034)
Special Investigations	(3,897)	—	—
Impairment of intangible assets	(137,881)	—	—
Depreciation and amortization	(3,016)	(1,379)	(221)
Restructuring charges	(1,096)	—	(1,079)
Total operating expenses	(194,173)	(26,696)	(3,597)

Operating loss	(147,217)	(7,108)	(1,673)

Non-operating (expense) income:
Interest income	439	2,028	1,450
Interest expense	(10,690)	(2,896)	—
Financing charges	(1,814)	—	—
Other (expense) income, net	(284)	11	552
Total non-operating income (expense)	(12,349)	(857)	2,002

(Loss) income from continuing operations before income taxes	(159,566)	(7,965)	329
Income taxes (expense) benefit:
Current	(337)	1,562	(299)
Deferred	6,331	(2,481)	—

(Loss) income from continuing operations	(153,572)	(8,884)	30

Net loss from discontinued operations, net of taxes of $19,923, ($2,383) and ($64):	(102,207)	4,016	(2,150)

Net loss	$(255,779)	$(4,868)	$(2,120)

Loss per share (basic and diluted) from continuing operations	$(2.71)	$(0.17)	$0.00
(Loss) income per share (basic and diluted) from discontinued operations	(1.81)	0.08	(0.05)
Net loss per share – basic and diluted	$(4.52)	$(0.09)	$(0.05)

Weighted average shares outstanding - basic and diluted	56,550	51,889	45,636

See accompanying notes to consolidated financial statements.

NEXCEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS)

			ADDITIONAL
	PREFERRED	COMMON	PAID-IN	ACCUMULATED	TREASURY
	STOCK	STOCK	CAPITAL	DEFICIT	STOCK	TOTAL
Balance as of December 31, 2005	$-	$440	$2,593,085	$(2,467,138)	$-	$126,387
Net loss	-	-	-	(2,120)	-	(2,120)
Total comprehensive loss						(2,120)
Exercise of options and warrants	-	-	1	-	-	1
Stock based compensation	-	-	3,177	-	-	3,177
Common stock issued	-	41	19,479	-	-	19,520
Common stock repurchased	-	-	-	-	(352)	(352)
Balance as of December 31, 2006	-	481	2,615,742	(2,469,258)	(352)	146,613
Net loss	-	-	-	(4,868)	-	(4,868)
Total comprehensive loss						(4,868)
Surrender of shares from cashless exercise of warrants	-	-	-	-	(1,405)	(1,405)
Exercise of options and warrants	-	16	4,702	-	-	4,718
Stock based compensation	-	-	4,704	-	-	4,704
Common stock issued	-	60	43,141	-	-	43,201

Balance as of December 31, 2007	-	557	2,668,289	(2,474,126)	(1,757)	192,963
Net loss	-	-	-	(255,779)	-	(255,779)
Total comprehensive loss						(255,779)
Exercise of options and warrants	-	1	4	-	-	5
Stock based compensation	-	-	8,657	-	-	8,657
Common stock issued	-	11	4,650	-	-	4,661
Balance as of December 31, 2008	$-	$569	$2,681,600	$(2,729,905)	$(1,757)	$(49,493)

See accompanying notes to consolidated financial statements.

NEXCEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	2008	2007	2006

Cash flows from operating activities:
Net loss	$(255,779)	$(4,868)	$(2,120)
Add: net loss (income) from discontinued operations	102,207	(4,016)	2,150
Net (loss) income from continuing operations	(153,572)	(8,884)	30
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of intangible assets	137,881	—	—
Depreciation and amortization	3,016	1,379	221
Deferred income taxes	(6,331)	3,019	—
Stock based compensation	5,291	4,287	1,632
Amortization of loan costs and debt discount	2,571	—	—
Accrued interest	41	—	—
Restructuring	443	—	—
Loss on investment in Shoebox New York	266	—	—
Amortization of loan fees	—	319	—
Other non-cash expenses	—	27	—
Changes in assets and liabilities, net of acquired assets and liabilities:
Increase in trade receivables, net of allowances	(907)	(2,851)	(791)
Decrease in inventory	427	—	—
Increase in prepaid expenses and other assets	(1,530)	(1,348)	(1,096)
Decrease (increase) in interest and other receivables	3,378	(1,025)	663
Increase (decrease) in accounts payable and accrued expenses	1,401	273	(249)
Increase in restructuring accruals and other liabilities	140	—	314
Decrease in deferred revenue	(400)	(1,385)	—
Net cash provided by operating activities from continuing operations	(7,885)	(6,189)	724
Net cash provided by operating activities from discontinued operations	(2,524)	2,782	(1,614)
Net cash used in operating activities	(10,409)	(3,407)	(890)

Cash flows from investing activities:
Decrease (increase) in restricted cash	5,890	(5,532)	7,335
Purchase of trademarks, including registration costs	(46)	(123)	—
Purchases of property and equipment	(676)	(3,930)	(151)
Acquisitions, net of cash acquired	(95,000)	(49,518)	(43,135)
Investment in Shoebox New York	(725)	—	—
Distributions from Shoebox New York	371	—	—
Cash provided by discontinued operations for investing activities	33,585	(87,070)	253,560
Net cash (used in) provided by investing activities	(56,601)	(146,173)	217,609

Cash flows from financing activities:
Proceeds from debt borrowings	70,000	110,801	—
Financing costs	(2,549)	(3,049)	—
Principal payments on debt	(37,353)	(1,223)	—
Exercise of options and warrants	5	3,313	1
Purchase of treasury stock	—	—	(352)
Cash used in discontinued operations for financing activities	(1,369)	2,771	(133,924)
Net cash provided by (used in) financing activities	28,734	112,613	(134,275)
Net (decrease) increase in cash and cash equivalents	(38,276)	(36,967)	82,444
Cash and cash equivalents, at beginning of period	46,569	83,536	1,092
Cash and cash equivalents, at end of period	$8,293	$46,569	$83,536

See accompanying notes to consolidated financial statements

NEXCEN BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION AND DESCRIPTION OF THE BUSINESS

NexCen is a strategic brand management company that owns and manages a portfolio of seven franchised brands, operating in a single business segment: Franchising. Five of our brands (Great American Cookies, Marble Slab Creamery, MaggieMoo’s, Pretzel Time and Pretzelmaker) are in the QSR industry. The other two brands (The Athlete’s Foot and Shoebox New York) are in the retail footwear and accessories industry. All seven franchised brands are managed by NexCen Franchise Management, Inc. (“NFM”), a wholly owned subsidiary of NexCen Brands. Our franchise network, across all of our brands, consists of approximately 1,750 retail stores in approximately 40 countries.

We earn revenues primarily from the franchising, royalty, licensing and other contractual fees that third parties pay us for the right to use the intellectual property associated with our brands and from the sale of cookie dough and other ancillary products to our Great American Cookies franchisees.

In 2008, we narrowed our business model to focus only on our franchised brands. Previously, we had owned and licensed two consumer products brands in the apparel and home goods industries: Bill Blass and Waverly. We sold the Waverly brand on October 3, 2008 and the Bill Blass brand on December 24, 2008. Prior to this restructuring, based on our holdings and our plans to acquire additional brands, we previously provided financial information for fiscal years 2007 and 2006 in four segments: QSR Franchising, Retail Franchising, Consumer Branded Products and Corporate. The following footnotes are presented based upon the Company’s sole operating segment as of December 31, 2008: Franchising.

(2) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

We anticipate that cash generated from operations will provide us with sufficient liquidity to meet the expenses related to ordinary course operations, including our debt service obligations, for at least the next twelve months. Nonetheless, market and economic conditions may worsen and negatively impact our franchisees and our ability to sell new franchises. As a result, our financial condition and liquidity raise substantial doubt about our ability to continue as a going concern. We are highly leveraged; we have no additional borrowing capacity under the Current Credit Facility; and the Current Credit Facility imposes restrictions on our ability to freely access the capital markets. In addition, the Current Credit Facility imposes various restrictions on the use of cash generated by operations. Accordingly, we continue to have uncertainty with respect to our ability to meet non-ordinary course expenses or expenses beyond certain total limits, which are not permitted to be paid out of cash generated from operations under the terms of the Current Credit Facility, but instead must be paid out of cash on hand. If we are not able to generate sufficient cash from operations to pay our debt service obligations and our expenses, we would defer, reduce or eliminate certain expenditures, which may negatively impact our operations. Alternatively, we would seek to restructure or refinance our debt, but there can be no guarantee that BTMUCC would agree to any further restructuring or refinancing plans.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern.

(a) PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and our majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Consolidated Financial Statements do not include the accounts or operations of certain brand and marketing funds. See Note 2 (n) - Advertising.

(b) RECLASSIFICATIONS AND REVISIONS

Certain 2007 amounts have been reclassified to conform to the current year presentation. All 2007 activity related to our Consumer Branded Products business and the UCC Capital business has been classified as discontinued operations.

(c) USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, valuation of goodwill and intangible assets, estimated useful lives of identifiable intangible assets, accrued revenues, guarantees, depreciation, restructuring accruals, valuation of deferred tax assets and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

(d) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments purchased with original maturities of ninety days or less. Cash and cash equivalents consisted of the following:

(in thousands)	DECEMBER 31, 2008	DECEMBER 31, 2007
Cash	$6,632	$12,764
Money market account	1,661	33,805
Total	$8,293	$46,569

The cash balance as of December 31, 2008 includes approximately $5.3 million of cash received from franchisees and licensees that is being held in “lockbox accounts” established with our commercial bank in connection with the BTMUCC Credit Facility to perfect the lender’s security interest in such cash receipts. The cash received into the “lockbox accounts” from franchisees and licensees are first applied to pay our lender the principal and interest on the debt associated with our Current Credit Facility on a monthly basis then released from the “lockbox accounts” to the Company for general corporate purposes, and any excess is utilized to prepay the debt in accordance with the Current Credit Facility. See Note 9 – Long-Term Debt.

(e) TRADE RECEIVABLES, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade receivables consist of amounts the Company expects to collect from franchisees for royalties, franchise fees and cookie dough sales, and from licensees for license fees, net of allowance for doubtful accounts of approximately $1.4 million, each as of December 31, 2008 and 2007. The Company provides a reserve for uncollectible amounts based on our assessment of individual accounts. Cash flows related to net changes in trade receivable balances are classified as increases or decreases in trade receivables in the consolidated statements of cash flows.

Details of activity in the allowance for doubtful accounts for each year ended December 31, is as follows:

(in thousands)	Beginning Balance	Acquisitions	Additions	Write- Offs	Ending Balance
2006	$-	$530	$-	$-	$530
2007	$530	$158	$713	$-	$1,401
2008	$1,401	$-	$1,816	$1,850	$1,367
(f) INVENTORY

Inventories, consisting of finished goods and raw materials, are stated at the lower of cost (first-in, first-out method) or market value.  In assessing the ability to realize inventories, the Company makes judgments as to future demand requirements and product expiration dates. The inventory requirements change based on projected customer demand, which changes due to fluctuations in market conditions and product life cycles.  Inventories are comprised of the following (in thousands):

(in thousands)	DECEMBER 31, 2008	DECEMBER 31, 2007
Finished goods	$728	$-
Raw materials	504	-
Total	$1,232	$-

(g) FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value,” which defines fair value and established a framework for measuring fair value and expands disclosures about fair value measurements. The effective date of SFAS No. 157 for fiscal years beginning after November 15, 2007 is for financial assets and financial liabilities only.

The determination of the applicable level within the hierarchy of a particular asset or liability depends on the inputs used in valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally derived (unobservable). The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 — inputs to the valuation methodology based on quoted prices for similar assets and liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

•	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

On January 1, 2009 as required, we adopted SFAS No. 157 for our nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis. Our nonfinancial assets and liabilities include goodwill and our identifiable intangible assets. The adoption of SFAS No. 157 for our nonfinancial assets and liabilities did not have a significant effect on our results of operations or financial condition.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The carrying amounts of cash and cash equivalents and restricted cash approximate their fair values due to their short-term nature (Level 1). The fair value of debt, as included in Note 9 – Long-Term Debt, is based on the fair value of similar instruments (Level 2).

(h) PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 29 years. The costs of leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” long-lived assets, such as property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

(i) GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

The Company accounts for recorded goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  This standard classifies intangible assets into three categories: (1) goodwill; (2) intangible assets with indefinite lives not subject to amortization; and (3) intangible assets with definite lives subject to amortization.  In accordance with SFAS No. 142, we do not amortize goodwill and indefinite-lived intangible assets. We evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its estimated remaining useful life. Amortizable intangible assets are amortized on a straight-line basis.

In accordance with the requirements of SFAS No. 142, goodwill has been assigned to reporting units for purposes of impairment testing. Our reporting unit is our operating segment. We evaluate goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairment might exist. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Fair value is the price a willing buyer would pay for a reporting unit, which we estimate using multiple valuation techniques. These include an income approach, based upon discounted expected future cash flows from operations, and a market approach, based upon business enterprise multiples of comparable companies. The discount rate used is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing from us a business that constitutes a reporting unit. We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

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

At each reporting period, we assess these non-amortizable intangible assets to determine if facts and circumstances have changed, requiring a re-evaluation of their estimated life. We capitalize the material costs associated with registering and maintaining trademarks. During the three month periods ended June 30, 2008 and September 30, 2008, we determined that goodwill, trademarks, and other non-amortizable intangible asset valuations associated with certain brands were impaired. We have recognized impairment charges for these amounts within the Statement of Operations for the year ended December 31, 2008. (See Note 6 - Goodwill, Trademarks and Other Intangible Assets.)

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. Amortizable intangible assets are comprised of franchise agreements and non-compete agreements of key executives and others, which are being amortized on a straight-line basis over a period ranging from one to twenty years.

(j) INCOME TAXES

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

(k) STOCK BASED COMPENSATION

As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments.” SFAS No. 123R requires that new share-based payments, such as grants of stock options, restricted shares, warrants, and stock appreciation rights, be measured at fair value and reported as an expense in a company’s financial statements over the requisite service period. For existing share-based payment awards granted prior to January 1, 2006, the Company has recognized, in current earnings, compensation expense over the remaining service period, if any, based on the grant date fair value of those awards as calculated for disclosure under SFAS No. 123R. However, in accordance with SFAS No. 123R, the Company no longer recognizes forfeitures as they occur. Rather, forfeitures are estimated in calculating the fair value of each award. See Note 12 –  Stock Based Compensation, for the assumptions used to calculate the stock compensation expense under the fair-value method discussed above.

(l) EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company has had a net loss in each of the periods presented, basic and diluted net loss per share are the same. Options and warrants to purchase a total of 250,000, 4.2 million and 7.2 million shares of the Company’s common stock during 2008, 2007, and 2006, respectively, have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

(m) REVENUE RECOGNITION

Royalties represents periodic fees received from franchisees that are determined as a percentage of franchisee net sales and are recognized as revenues when they are earned on an accrual basis. Franchise fee income, which represents initial fees paid by franchisees for franchising rights, is recognized when substantially all initial services required by the franchise agreements are performed, which is generally considered to be upon the opening of the franchisee’s store (or the first franchised store under an area development agreement). Licensing revenues represents amounts earned from the use of the Company’s trademarks and are recognized as revenues when they are earned on an accrual basis. Revenues from the sale of cookie dough that the Company produces and sells to certain franchisees are recognized at the time of shipment and are classified in factory revenues.

(n) ADVERTISING

The Company maintains advertising funds in connection with our franchise brands (“Marketing Funds”). These Marketing Funds are considered separate legal entities from the Company. The Marketing Funds are funded by franchisees pursuant to franchise agreements that require domestic franchisees to remit up to approximately 2% of gross sales to the applicable Marketing Fund. These funds are used exclusively for marketing of the respective franchised brands. The purpose of the Marketing Funds is to centralize the advertising of the respective franchise concept into regional and national campaigns. The Company serves as the administrator of the Marketing Funds, and is reimbursed on a cost-only basis for the amount spent by the Company for advertising expenses related to the franchised brands. Additionally, if the Marketing Funds are dissolved, any remaining cash in the fund would either be distributed back to the franchisees or spent on advertising.

Based on the foregoing, the Company has determined that the Marketing Funds are variable interest entities, as defined by FASB Interpretation No. 46(R) - “Variable Interest Entities.” The Company is not the primary beneficiary of these variable interest entities and therefore these funds are excluded from the Consolidated Financial Statements of the Company. Franchisee contributions to these Marketing Funds totaled approximately $4.5 million and $2.2 million for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, respectively, the Consolidated Financial Statements of the Company included loans and advances receivable of $1.7 million and $1.4 million due from The Athlete’s Foot Marketing Support Fund, LLC (“TAF MSF”). As of December 31, 2008 and 2007, respectively, the Company did not have any outstanding loans and advances from any other Marketing Fund.  The Company also established a matching contribution program with the TAF MSF whereby the Company has agreed to match certain franchisee contributions, not to exceed $1.2 million over 12 quarters. The Company recorded an advertising expense of $1.1 million in the fourth quarter of 2008 representing the expected net present value of these future contributions, which is included in the Company’s Franchising SG&A expenses. For the year ended December 31, 2008, the Company contributed approximately $0.5 million to the TAF MSF.

(o)  INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company has an investment in Shoe Box Holdings, LLC (See Note 7 – Joint Venture Investments – Shoebox New York). Shoe Box Holdings, LLC is an unconsolidated joint venture, the purpose of which is to franchise high-quality and high-fashion shoes. The equity method of accounting is used for unconsolidated entities over which the Company has significant influence, generally representing ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, the Company recognizes its proportionate share of the profits and losses of the entity. The joint venture agreement specifies the distributions of capital, profit and losses.

(p) RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.” SFAS No. 160 provides that noncontrolling interests in a subsidiary (minority interests) are to be recorded as a component of equity, separate from the parent’s equity. SFAS No. 160 also provides for changes in the way minority interest expense is recorded in the income statement, and will require expanded disclosure regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for years and interim periods beginning on or after December 15, 2008. The Company adopted SFAS No. 160 as of January 1, 2009. SFAS No. 160 will impact the presentation and disclosure of minority interest, if any, in the Company's Consolidated Financial Statements.

In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”), that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted FSP FAS No. 157-2 on January 1, 2009. See Note 2(d) – Fair Value of Financial Instruments for additional disclosures required under FSP FAS No. 157-2 for non-financial assets and liabilities recognized or disclosed at fair value in the statements.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 will be effective for interim reporting periods after June 15, 2009. FSP FAS 157-4 does not require disclosures in earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The adoption of FSP FAS 157-4 is not expected to have a material impact on the financial condition or results of operations of the Company.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) 28-1 (“FSP FAS No. 107-1 and APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about the fair value of financial instruments for interim reporting periods of publically traded companies as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amends APB Opinion, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 107-1 and APB No. 28-1 do not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption.

In May 2009, the FASB issued FSP FAS No. 165, “Subsequent Events,” which formalizes the recognition and non-recognition of subsequent events and the disclosure requirements not addressed in other generally accepted accounting guidance. This statement is effective for the Company’s financial statements beginning with the quarterly period ended on June 30, 2009. The adoption of SFAS No. 165 will not have an impact on the financial condition or results of operations of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes the determination of when a variable interest entity (“VIE”) should be consolidated. Under SFAS No. 167, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE, as well as the VIE’s purpose and design. This statement is effective for fiscal years beginning after November 15, 2009. We believe the adoption of this pronouncement will not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162." SFAS No. 168 states that the FASB Accounting Standards Codification will become the source of authoritative U.S. GAAP recognized by the FASB. Once effective, the Codification’s content will carry the same level of authority, effectively superseding SFAS No. 162. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This statement will be effective for the Company’s financial statements beginning with the interim period ending September 30, 2009. The adoption of SFAS No. 168 will not impact the financial condition or results of operations of the Company.

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

(c) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, which included cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses, approximate their fair value due to the relatively short duration of the instruments.

(d) REVENUE RECOGNITION - LICENSING

Revenues from license agreements represent income that is determined as the greater of a minimum fixed periodic fee or a percentage of licensee net sales as defined in the license agreements (whichever is greater). Revenues from licensees whose sales exceed contractual minimums are recognized when licensed products are sold or reported by the Company’s licensees. For licensees whose sales do not exceed contractual sales minimums, licensing revenues are recognized ratably based on contractual minimums.

(e) ADVERTISING

Advertising and marketing costs paid by the Company in connection with Bill Blass and Waverly, our former Consumer Branded Products business, were expensed as incurred. Advertising expense was $2.3 million for the year ended December 31, 2008. The Company received advertising contributions from licensees of the Bill Blass and Waverly brands, generally as a percentage of sales, to defray part or all of the advertising expense relating to those brands. Contributions from licensees were $0.4 million, $1.1 million and $0 for the years ended December 31, 2008, 2007 and 2006, respectively.

(f) GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of costs over the fair value of assets related to the Bill Blass and Waverly businesses, and trademarks represents the value of future licensing income associated with the ownership of the Bill Blass and Waverly trademarks as of December 31, 2008. Other identifiable intangible assets associated with Bill Blass and Waverly include the value of non-compete agreements of key executives and license agreements of acquired businesses, which were amortized on a straight-line basis over a period ranging from one to twenty years. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. Goodwill and trademarks acquired in a purchase business combination determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. At each reporting period, we assess these non-amortizable intangible assets to determine if facts and circumstances have changed, requiring a re-evaluation of their estimated life.

(4) SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid for the years ended December 31, 2008, 2007 and 2006 was $13,128, $2,747 and $1,403 (in thousands), respectively.

Taxes paid for the years ended December 31, 2008, 2007 and 2006 were $368, $697, and $0 (in thousands), respectively.

Significant non-cash investing and financing activities are as follows:

For the year ended December 31, 2008, the Company issued 1,099,290 shares of our common stock and 500,000 warrants to acquire shares of common stock with an aggregate value of $6.5 million in connection with the acquisition and financing of Great American Cookies.

For the year ended December 31, 2007, the Company issued 5,923,732 shares of our common stock and 50,000 warrants to acquire shares of common stock with an aggregate value of $43.2 million in connection with brand acquisitions.

In November 2006 and in connection with the acquisition of TAF, the Company issued 1.4 million shares of common stock and 500,000 warrants to purchase shares of common stock with an aggregate fair value of approximately $9.8 million.

In June 2006 and in connection with the acquisition of UCC Capital, the Company issued 2.5 million shares of common stock, 440,000 warrants and 106,236 options to acquire and shares of common stock with an aggregate fair value of approximately $11 million.

(5) PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following (in thousands):

	Estimated	December 31,
	Useful Lives	2008	2007
Furniture and fixtures	7 - 10 Years	$745	$661
Computers and equipment	3 - 5 Years	1,591	914
Software	3 Years	699	486
Building	29 Years	966	-
Land	Unlimited	263	-
Leasehold improvements	Term of Lease	2,937	2,772
Total property and equipment		7,201	4,833
Less accumulated depreciation and amortization		(2,806)	(892)
Property and equipment, net of accumulated depreciation		$4,395	$3,941

Depreciation and amortization expense related to property and equipment was $1,924,000, $444,000 and $272,000 in 2008, 2007 and 2006, respectively.

(6) GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

On May 19, 2008, the Company disclosed issues related to our debt structure that materially and negatively affected the Company. Specifically, we disclosed previously undisclosed terms of the January 2008 Amendment, the substantial doubt about our ability to continue as a going concern, our inability to timely file our periodic report and our expected restatement of our Original 2007 10-K. The Company also announced that it was actively exploring all strategic alternatives to enhance its liquidity including the possible sale of one or more of our businesses. These disclosures had an immediate and significant adverse impact on our business. The price of our common stock dropped; the Company and certain current and former officers and directors of the Company were sued for various claims under the federal securities laws and certain state statutory and common laws; and we became the subject of a formal investigation by the Enforcement Division of the SEC. In addition, as a result of noncompliance with the listing requirements of NASDAQ, including delays in filing our periodic reports, our common stock was suspended from trading on NASDAQ on January 13, 2009 and delisted on February 13, 2009.

The events and circumstances described above all had swift, material and adverse affect on the value of our goodwill, trademarks and other intangibles which comprise our principal assets.

In accordance with SFAS No. 142, the Company tests goodwill, trademarks and other non-amortizable intangibles for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the assets below its respective carrying amount. During 2008, the Company determined that it was necessary to evaluate goodwill and trademarks for impairment between annual tests due to the events and conditions discussed above. As a result of impairment testing, impairment charges related to goodwill, trademarks and other intangible assets of $109.7 million and $28.2 million, respectively, were recorded in the second and third quarters of 2008. Other non-amortizable assets consists of the customer/supplier relationship related to the acquired exclusive supply and customer relationship with Great American Cookies franchisees.

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

A summary of impairment charges recorded during 2008 related to goodwill, trademarks and other non-amortizable intangible assets by acquired brand are as shown below (in thousands). See Note 15 Discontinued Operations for impairment charges of brands within discontinued operations.

	Balance at December 31, 2008	Impairments in 2008	Additions/Reclassifications in 2008	Balance at December 31, 2007
The Athlete's Foot	$11,350	$(40,364)	$45	$51,669
Great American Cookies	44,891	(45,328)	90,219	-
Marble Slab Creamery	9,062	(15,174)	118	24,118
MaggieMoo's	4,194	(17,392)	-	21,586
Pretzel Time	-	(17,076)	(310)	17,386
Pretzelmaker	8,925	(2,166)	-	11,091
Subtotal:	78,422	(137,500)[1]	90,072	125,850
UCC[2]	-	(37,514)	-	37,514
Total	$78,422	$(175,014)	$90,072	$163,364

1 Excludes approximately $381,000 of impairment relating to a non-compete agreement recorded in other amortizable intangible assets.
2 The impairment of UCC non-amortizable intangible assets is included within discontinued operations in the Statements of Operations for the year ended December 31, 2008.

A summary of the carrying value of the Company’s goodwill, trademarks and other non-amortizable intangible assets by acquired brand are as follows:

The net carrying value of goodwill is as follows (in thousands):

	December 31,
	2008	2007
The Athlete's Foot	$-	$2,546
Marble Slab Creamery	-	2,001
MaggieMoo's	-	5,086
Pretzel Time & Pretzelmaker	-	367
UCC	-	37,514
Total	$-	$47,514

Trademarks and other non-amortizable intangible assets (consisting of the customer/supplier relationships related to Great American Cookies franchisees) acquired by entity are as follows (in thousands):

	December 31,
	2008	2007
The Athlete's Foot	$11,350	$49,123
Great American Cookies	44,891	-
Marble Slab Creamery	9,062	22,117
MaggieMoo's	4,194	16,500
Pretzel Time	-	17,386
Pretzelmaker	8,925	10,724
Total	$78,422	$115,850

Other amortizable intangible assets are as follows (in thousands):

	December 31,
	2008	2007
The Athlete's Foot	$2,600	$2,600
Great American Cookies	780	-
Marble Slab Creamery	1,229	1,229
MaggieMoo's	654	654
Pretzel Time	1,322	1,012
Pretzelmaker	788	788
UCC	-	1,370
Total Other Intangible Assets	7,373	7,653
Less: Accumulated Amortization	(1,215)	(1,112)
Total	$6,158	$6,541

Other amortizable intangible assets consist of franchise agreements,  non-compete agreements of key executives and the Pretzel Time trademark assets. During 2008, the Company decided to convert the Pretzel Time franchised stores to the Pretzelmaker brand and, therefore, the Pretzel Time trademark is to be amortized over its remaining useful life. Other intangible assets are being amortized generally on a straight-line basis over a period ranging from one to twenty years. Total amortization expense recorded by the Company for the years ended December 31, 2008, 2007 and 2006 was $1,092,000, $935,000 and $178,000, respectively.

Goodwill, Trademarks and Other Non-Amortizable Assets, and Other Amortizable Intangible Assets are as follows (in thousands):

	Goodwill		Trademarks and Other Non-Amortizable Assets		Other Amortizable Intangibles		Total
	December 31,		December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008	2007	2008	2007

Franchising	$-	$10,000	$78,422	$115,850	$7,373	$6,283	$85,795	$132,133
UCC	-	37,514	-	-	-	1,370	-	38,884
Less: Accumulated depreciation	-	-	-	-	1,215	1,112	1,215	1,112
Total	$-	$47,514	$78,422	$115,850	$6,158	$6,541	$84,580	$169,905

The following table presents the future amortization expense expected to be recognized over the amortization period of the other amortizable intangible assets outstanding as of December 31, 2008 (in thousands):

	Weighted Average Amortization Period	For the year ended December 31,
	(Years)	2009	2010	2011	2012	2013	Thereafter
The Athlete's Foot	20	$130	$130	$130	$130	$130	$1,669
Great American Cookies	7	111	111	111	111	111	121
Marble Slab	20	61	61	61	61	61	811
MaggieMoo's	20	33	33	33	33	33	430
Pretzel Time	5	401	211	211	78	-	-
Pretzel Maker	5	166	166	166	53	-	-
Total Amortization		$902	$712	$712	$466	$335	$3,031

(7) JOINT VENTURE INVESTMENT –  SHOEBOX NEW YORK

Shoe Box Holdings, LLC is a joint venture among the Company, the VCS Group, LLC (“VCS”), a premier women's fashion footwear company, and TSBI Holdings, LLC (“TSBI”), the originator of The Shoe Box, a multi-brand shoe retailer based in New York. In January 2008, Shoe Box Holdings, LLC acquired the trademarks and other intellectual property of TSBI for $500,000. The purpose of the joint venture is to franchise The Shoe Box’s high-quality, high-fashion shoes and accessories concept under the Shoebox New York brand.

The Company and VCS each contributed $725,000 to Shoe Box Holdings, LLC. TSBI contributed its knowledge and expertise in retail operations. Until the Company and VCS are re-paid their respective initial investments of $725,000, the Company and VCS each receive 50% of the profits and losses. Once the Company and VCS are re-paid, each member of the joint venture party is entitled to share equally in joint venture entity profits.

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

NFM manages the Shoebox New York brand, as it does NexCen’s other brands, and receives a management fee for its services, in addition to any distributions that NexCen Brands may receive from the joint venture entity. During 2008, NFM received management fees of approximately $353,000, which is included in the Company’s operating income.

The joint venture, through its wholly owned subsidiary, executed in January 2008 its first franchise agreement for the development of 20 stores in South Korea, followed by the execution of franchise agreements for the development of stores in Vietnam, Aruba and Kuwait. There are currently 8 stores open in the United States and 5 stores open internationally in Vietnam, South Korea and Kuwait.

The Company’s investment in this joint venture was $87,000 at December 31, 2008. The Company recorded equity loss of $266,000 for the year ended December 31, 2008.

The Company determined, in accordance with FIN 46R, that Shoe Box Holdings, LLC at inception was a variable interest entity and not subject to consolidation. Based on the corporate structure, voting rights and contributions of the Company, the Company is not the primary beneficiary of Shoe Box Holdings, LLC under FIN 46R. Accordingly, the Company has recorded its investment under the equity method of accounting.

(8) ACCOUNTS PAYABLE, ACCRUED EXPENSES AND RESTRUCTURING ACCRUALS

(a) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2008	2007
Accounts payable	$5,883	$709
Accrued interest payable	353	1,925
Accrued professional fees	901	1,227
Deferred rent - current portion	80	85
Accrued compensation and benefits	106	531
Refundable franchise fees and gift cards	24	811
Income taxes	429	103
Accrued acquisition costs	-	382
All other	1,444	1,434
Total accounts payable and accrued expenses	$9,220	$7,207

(b) RESTRUCTURING ACCRUALS

After the acquisition of UCC Capital, the Company relocated our principal corporate office from Baltimore, Maryland to New York City. As a result, certain reductions in staffing occurred in 2006. Upon termination of employment, the Baltimore employees became eligible for separation benefits, including severance payments.

In 2008, in conjunction with cost cutting efforts and the sales of the Waverly and Bill Blass brands, we reduced the staff in the New York corporate office. The Company recorded charges to earnings from continuing operations related primarily to separation benefits. As the employee separation benefits are expected to be paid within one year of the restructuring announcement, the corresponding liability has not been discounted.
A roll forward of the restructuring accrual is as follows:(in thousands)	Employee Separation Benefits

2006 Restructuring:
Restructuring liability as of December 31, 2005	$—
Charges to continuing operations	895
Cash payments and other	(750)
Restructuring liability as of December 31, 2006	145

2007 Restructuring:
Cash payments and other	(132)
Restructuring liability as of December 31, 2007	13

2008 Restructuring:
Charges to continuing operations	1,096
Cash payments and other	(956)
Restructuring liability as of December 31, 2008	$153

(9) LONG-TERM DEBT

(a)  Credit Facility

On March 12, 2007, NexCen Holding Corp., (formerly NexCen Acquisition Corp.) (“the Issuer”), a wholly owned subsidiary of the Company, entered into agreements with BTMUCC (the “Original BTMUCC Credit Facility”).

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

NexCen Brands is not a named borrowing entity under the credit facility. However, substantially all of our revenues are earned by the Brand Entities and are remitted to “lockbox accounts” that have been established in connection with the credit facility to perfect the lender’s security interest in the cash receipts. (See Note 2(d) – Significant Accounting Policies - Cash and Cash Equivalents.) The terms of the credit facility control the amount of cash that may be distributed by each Brand Entity to the Managers, the Issuer and NexCen Brands, and certain non-ordinary course expenses or expenses beyond certain total limits must be paid out of cash on hand. In addition, the credit facility prohibits NexCen Brands, the Issuer, the Managers and each Brand Entity from securing any additional borrowings without the prior written consent of BTMUCC.

The maximum aggregate amount of borrowings that could be outstanding at any one time under the Original BTMUCC Credit Facility was $150 million. In 2007, we borrowed a total of $110.8 million under the Original BTMUCC Credit Facility. The borrowings were secured by the assets of TAF, Bill Blass, Waverly, Pretzel Time, Pretzelmaker, MaggieMoo’s and Marble Slab Creamery brands. Bill Blass and Waverly were subsequently sold by the Company in late 2008. The Company paid borrowing fees of $1.3 million, and incurred aggregate transaction costs including borrowing fees and other direct costs of $3.0 million, which were being amortized over five years.

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

The following is a summary of what the Company believes to be the key terms of the Amended Credit Facility as of August 15, 2008. Some of these terms were amended as noted below:

•
The outstanding loans, as of August 15, 2008, were restructured into three separate tranches.  Approximately $86.3 million of notes backed by the individual franchise brands were classified as “Class A Franchise Notes” and were set to mature on July 31, 2013; approximately $41.7 million of notes backed by a second-lien against all of the Company’s franchised brands were classified as “Class B Franchise Note” and were set to mature on July 31, 2011; and the remaining $47.6 million of notes backed by the Bill Blass and Waverly brands were classified as “Brand Notes” and were set to mature on January 1, 2010.

•
The Class A Franchise Notes bear interest at LIBOR (which in all cases under the Amended Credit Facility is the one-month LIBOR rate as in effect from time to time) plus 3.75% per year through July 31, 2011 and then LIBOR plus 5% per year thereafter until maturity on July 31, 2013.

•
The Class B Franchise Note bore interest at a fixed rate of 12% per year through July 31, 2009 and then 15% per year thereafter. The interest rate was later amended and reduced to 8% per year effective on January 20, 2009, as discussed below.

•
The Brand Note securing the Waverly brand (which has since been paid in full) bore interest at LIBOR plus 5% per year; provided that if the Waverly brand had not been sold by December 31, 2008 then the interest rate would have increased to LIBOR plus 7% per year. The Brand Note securing the Bill Blass brand (which has since been converted to a Deficiency Note in the amount of $14.2 million, as discussed below) bore interest at LIBOR plus 7% per year; provided that if the Bill Blass brand had not been sold by December 31, 2008, then the interest rate would have increased to LIBOR plus 9% per year. If the proceeds from the sale of either the Bill Blass or Waverly brand were insufficient to repay the respective Brand Note in full, such Brand Note automatically converted to a note in the amount of the remaining principal balance which bears interest at 15% per year (a “Deficiency Note”). The original maturity date for any Deficiency Note was January 1, 2010. In connection with the issuance of the Deficiency Note associated with the Bill Blass brand, as discussed below, this maturity date was later extended to July 31, 2013, and the cash interest and principal payments due under the Deficiency Note were deferred until the maturity date.

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

•
BTMUCC will be entitled to receive warrants covering up to 2.8 million shares of the Company’s common stock if the Class B Franchise Note has not been repaid by July 31, 2009 (later extended to December 31, 2009 as discussed below), with the number of shares being subject to pro-rata reduction if less than 50% of original principal amount of the Class B Franchise Note remains outstanding at that time.

On September 11, 2008, NexCen entered into an amendment of the Amended Credit Facility, which essentially modified certain definitions of terms used in the agreements to exclude certain non-recurring expenses incurred by the Company from the calculation of debt service coverage ratio.

On December 24, 2008, in connection with the sale of the Bill Blass brand, NexCen entered into an amendment of the Amended Credit Facility. This amendment (i) extended the maturity date on the Deficiency Note for the remaining balance of $14.2 million on the Brand Note related to the Bill Blass brand from January 1, 2010 until July 31, 2013; (ii) deferred the scheduled principal payment obligations on the Deficiency Note until its maturity date; (iii) permitted payment-in-kind of interest to defer cash interest payments during the term of the Deficiency Note until the maturity date of the Deficiency Note; and (iv) provided for a waiver of BTMUCC’s right to receive a warrant to purchase 2.8 million shares of the Company’s common stock at an exercise price of $0.01 per share if the Deficiency Note remained outstanding after March 31, 2009.

The Company’s debt as of December 31, 2008 and 2007 is summarized as follows (in thousands):

	December 31,
	2008	2007
Class A Franchise Notes	$86,300	$-
Class B Franchise Note	41,724	-
Deficiency Note	14,242	-
Original Credit Facility	-	109,578
Total	$142,266	$109,578

Range of interest rates on variable rate debt during the year	5.4% to 8.8%	7.5% to 8.0%
Weighted-average rate on variable rate debt at year-end	5.9%	7.6%

The estimated fair value of the Company’s debt as of December 31, 2008 approximated $101 million. As of December 31, 2007, the estimated fair value of the Company’s debt approximated its carrying value.

The aggregate maturities of long-term debt under the Current Credit Facility as of December 31, 2008 were as follows (in thousands):

	Class A	Class B(1)	Deficiency Note(2)	Total
2009	$780	$372	$-	$1,152
2010	2,700	712	-	3,412
2011	3,390	40,640	-	44,030
2012	3,918	-	-	3,918
2013	75,512	-	28,471	103,983
Thereafter	-	-	-	-
Total	$86,300	$41,724	$28,471	$156,495

(1)
As discussed below, on August 6, 2009, the Company paid down $5.0 million of the Class B Franchise Note, which reduced the Class B Notes and total debt to approximately $36.7 million and $151.5 million, respectively.

(2)	Maturities related to the Deficiency Note include payment-in-kind (“PIK”) interest of approximately $14.2 million.

On January 27, 2009, NexCen entered into an amendment of the Amended Credit Facility with BTMUCC. This amendment reduced the interest rate on the Class B Franchise Note, the outstanding balance of which totaled approximately $41.7 million as of such date, to 8% per year effective January 20, 2009 through July 31, 2011, the maturity date on the Class B Franchise Note. In addition to the change in interest rate on the Class B Franchise Note, the amendment also gave the Company greater operating flexibility by: (i) reducing the debt service coverage ratio requirements for the remainder of 2009; (ii) allowing certain funds paid by supply vendors to be excluded from debt service obligations and capital expenditure limitations; (iii) revising the covenant causing a manager event of default upon NexCen filing a qualified financial statement for the 2008 fiscal year such that it applies to 2009 fiscal year and thereafter; and (iv) eliminating the requirement for valuation reports for fiscal year 2008, which would be used for measuring compliance with loan-to-value covenants, unless requested by BTMUCC.

On July 15, 2009, NexCen entered into another amendment of the Amended Credit Facility. The material terms of the amendment increased certain operating expenditure limits for 2009, reduced debt service coverage ratio requirements, reduced free cash flow margin requirements, extended the time period to provide valuation reports, and waived certain potential defaults. The amendment also extended from July 31, 2009 to December 31, 2009, the trigger date on which BTMUCC would be entitled to receive warrants covering up to 2.8 million shares of the Company’s common stock if the Class B Franchise Note is not repaid by that trigger date.

On August 6, 2009, in connection with certain Australian and New Zealand license agreements (see Note 23 – Subsequent Events), NexCen entered into an amendment of the Amended Credit Facility whereby the Company used $5.0 million of the licensing proceeds to pay down a portion of the Class B Franchise Note and BTMUCC released its security interest in the intellectual property that is the subject of the license agreements. The Company’s repayment will result in interest expense savings of $400,000 on an annualized basis. The August 6, 2009 amendment also permitted the Company to use up to $1.2 million of net proceeds from the license agreements for expenditures, as approved in writing by BTMUCC, including capital expenditures to expand production capabilities of its manufacturing facility to produce other products beyond cookie dough.

Our Current Credit Facility contains numerous reporting obligations, as well as affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, fundamental changes, asset sales, acquisitions, capital and other expenditures, dividends and other payments affecting subsidiaries. The Company’s failure to comply with the financial and other restrictive covenants could result in a default under our Current Credit Facility, which could then trigger among other things the lender’s right to accelerate principal payment obligations, foreclose on virtually all of the assets of the Company and take control of all of the Company’s cash flows from operations. In addition, our Current Credit Facility contains provisions whereby our lender has the right to accelerate all principal payment obligations upon a “material adverse change,” which is broadly defined as the occurrence of any event or condition that, individually or in the aggregate, has had, is having or could reasonably be expected to have a material adverse effect on (i) the collectability of interest and principal on the debt, (ii) the value or collectability of the assets securing the debt, (iii) the business, financial condition, or operations of the Company or its subsidiaries, individually or taken as a whole, (iv) the ability of the Company or its subsidiaries to perform its respective obligations under the loan agreements, (v) the validity or enforceability of any of the loan documents, and (iv) the lender’s ability to foreclose or otherwise enforce its interest in any of the assets securitizing the debt. To date, BTMUCC has not invoked the “material adverse change” provision or otherwise sought acceleration of our principal payment obligations.

The Company has received amendments and waivers from BTMUCC (without concessions from the Company) since the restructuring of the debt in August 2008, including reduction of interest rates, deferral of scheduled principal payment obligations and certain interest payments, waivers and extensions of time related to the obligations to issue dilutive warrants, allowance of certain payments to be excluded from debt service obligations, as well as relief from debt service coverage ratio requirements, certain capital and operating expenditure limits, certain loan-to-value ratio requirements, certain free cash flow margin requirements, and the requirement to provide financial statements by certain deadlines. In light of these amendments and waivers, we believe it is unlikely that the Company will need to seek additional material waivers or amendments or otherwise default on our Current Credit Facility through June 30, 2010.

The Company does not have any remaining borrowing capacity under the Current Credit Facility. Although we have not sought additional equity or debt financing to date (and BTMUCC’s written consent would be required to do so other than with respect to equity financing of up to $10 million), we review from time to time our financing opportunities for suitable options.

Certain costs incurred in connection with the Original BTMUCC Credit Facility and the Amended Credit Facility are being amortized over the term of the loan using the effective interest method. Certain other third party costs associated with various amendments to the Original BTMUCC Credit Facility, including the January 2008 Amendment, the Amended Credit Facility and all subsequent amendments to date, are expensed as incurred and included in the Consolidated Statements of Operations as “Financing Charges.”

(a) Direct and Guaranteed Lease Obligations

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

As discussed in Note 17 – Acquisitions of Marble Slab Creamery and MaggieMoo’s, during 2007, the Company assumed direct lease obligations with respect to certain company-owned and operated MaggieMoo’s stores. The Company also assumed certain guarantees for leases related to certain MaggieMoo’s franchised locations (“Lease Guarantees”). In general, the Lease Guarantees are contingent guarantees that become direct obligations of the Company if a franchisee defaults on its lease agreement. All of the direct lease obligations and the Lease Guarantees were treated as assumed liabilities at the time of acquisition of MaggieMoo’s and as a result are included in the purchase price of the acquisition.

Each Lease Guarantee was analyzed and the fair value was determined based on the facts and circumstances of the lease and franchisee performance. Based on those analyses, the carrying amounts of these liabilities are included in acquisition related liabilities for the calendar years ended December 31, 2008 and 2007 and are comprised as follows:

(in thousands)	DECEMBER 31,
	2008	2007
Assumed lease obligations	$891	$1,023
Assumed Lease Guarantees	354	1,354
Total	$1,245	$2,377

	DECEMBER 31,
	2008	2007
Current	$765	$1,546
Long term	480	831
Total	$1,245	$2,377

At December 31, 2008, the maximum potential amount of undiscounted future payments on the Lease Guarantees that the Company could be required to make is approximately $3.0 million. The Company may mitigate our exposure to these Lease Guarantees in cases where the primary lessors of the property have also personally guaranteed the lease obligations by finding new franchisees to perform on the leases, or by negotiating directly with landlords to settle the amounts due.

The direct lease obligations and the Lease Guarantees are expected to mature as follows (in thousands):

2009	$765
2010	419
2011	50
2012	3
2013	8
$1,245

At the end of each calendar year, the Company reviews the facts and circumstances of each direct lease obligation and Lease Guarantee. Based on this review, the Company’s determination as to the carrying amounts of these liabilities and/or expected maturities of the leases may change.

In addition to the Lease Guarantees, under the terms of the Pretzel Time, Pretzelmaker and Great American Cookies acquisitions, the Company agreed to reimburse the respective sellers for 50% of the sellers’ obligations under certain lease guarantees if certain franchise agreements were terminated after a period of one year from the date of acquisition. The Company is not a guarantor of any leases to third parties and has not recorded any amounts in the financial statement related to these contingent obligations. The Company had a maximum amount of undiscounted potential exposure related to these third-party contingent lease guarantees as of December 31, 2008 of $4.1 million.

(10) INCOME TAXES

The Company records income tax expense and benefits in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” and related guidance thereto, including Financial Standards Accounting Board Interpretation No. 48, “Accounting for Income Taxes” (“FIN 48”). As explained in more detail below, the application of SFAS No. 109 and related guidance can result in significant differences between carrying amounts of the Company’s assets and liabilities for financial reporting purposes versus for tax purposes. Deferred income taxes reflect the net tax effects of these temporary differences between the carrying amounts.

The components of income tax expense (benefit) from continuing operations for the calendar years ended December 31 are as follows.

(in thousands)	2008	2007	2006
Federal	$(5,940)	$781	$196

State and Local	(261)	(93)	(152)
Foreign	207	231	37
Total income tax expense (benefit) from continuing operations	$(5,994)	$919	$81

Total income tax expense (benefit) is allocated as follows:

(in thousands)	2008	2007	2006
Current	$337	$(1,562)	$299
Deferred	(6,331)	2,481	-
Total income tax expense (benefit) from continuing operations	$(5,994)	$919	$299

Taxes on (loss) income from and gains on sale of discontinued operations	(19,923)	2,383	(154)
Taxes on (loss) income	$(25,917)	$3,302	$145

A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate from continuing operations is as follows:

	2008	2007	2006
U.S. Statutory Federal Rate	-35.0%	-35.0%	-35.0%
Increase/(decrease) resulting from:
State taxes, net of federal benefit	-5.4%	-6.7%	-3.2%
Changes in valuation allowance	36.5%	48.9%	43.8%
Other	.2%	4.4%	-4.0%
Effective Tax Rate	-3.7%	11.6%	1.6%

In 2006, the Company did not record any deferred tax benefit or expense.

For the year ended 2007, the Company recorded $2.5 million in total deferred tax expense primarily as a result of differences between book and tax accounting for certain intangible assets. Trademarks and certain other intangible assets are classified as indefinite lived assets for financial reporting purposes and are not amortized in our financial statements. They are instead tested at least annually for impairment in accordance with the provisions of SFAS No. 142. However, for tax purposes, most of our trademarks and certain other intangible assets are amortized over a 15-year period. As a result, the carrying amount of these assets is different for income tax purposes and financial reporting purposes. The Company therefore recorded a deferred tax liability attributable to these differences. This deferred tax liability was recorded through a charge to deferred tax expense calculated using the Company’s effective federal and state tax rate. The 2007 current tax benefit of $1.6 million primarily represents the use of operating losses to offset the taxable income of a discontinued subsidiary.

In 2008, the Company recorded impairment charges relating to intangible assets not amortized for book purposes (see Note 7 – Goodwill, Trademarks and Intangible Assets). As a result of these impairment charges, related deferred tax liabilities recorded in prior years reversed, which resulted in a deferred tax benefit of $2.9 million for the year ending December 31 2008. In addition, the Company recorded a deferred tax benefit of $3.4 million related to the use of capital tax loss carry-forwards to offset a taxable gain on the sale of a discontinued subsidiary.

As of December 31, 2008, the Company has accumulated significant deferred tax assets totaling approximately $410.1 million, consisting primarily of $45.6 million of deferred tax benefit arising from the impairment of intangibles; $288.0 million from federal net operating loss carry-forwards of $823 million, which expire at various dates through 2028; $57.7 million arising from $165 million of capital loss carry-forwards, which expire at various dates between 2009 and 2011; and $4.1 million arising federal tax credit carry-forwards which expire at various dates between 2018 and 2023. The following summarizes the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007, respectively:

(in thousands)	2008	2007
Deferred Tax Assets:
Federal Net Operating Loss Carry-forwards	$287,954	$273,601
State Net Operating Loss Carry-forwards	2,654	498
Investments	5,667	5,667
Capital Loss Carry-forwards	52,228	65,947
Tax Credit Carry-forwards	4,150	4,150
AMT Tax credit Carry-forwards	25	25
Intangible Assets	45,579	–
Depreciation and Amortization	620	145
Stock-based compensation	3,627	1,698
Other	2,157	945
Gross Deferred Tax Asset	$404,661	$352,676

Deferred Tax Liabilities
Amortization of intangibles	$–	$(3,671)
Basis difference of assets acquired	–	(23,325)
Gross Deferred Tax Liability	$–	$(26,996)

Valuation Allowance	(404,661)	(352,287)
Net Deferred Tax Liability	$–	$(26,607)

Consistent with SFAS No. 109, the Company has provided a full valuation allowance against our deferred tax assets for financial reporting purposes because we have not satisfied the GAAP requirement in order to recognize the value, namely, that there exists objective evidence of our ability to generate sustainable taxable income from our operations. Based upon the Company’s historical operating performance and the reported cumulative net losses to date, as well as amortization expense relating to intangible assets that will be deductible in computing taxable income in future years, the Company presently does not have sufficient objective evidence to support the recovery of our deferred tax assets.

In 2008, the valuation allowance for deferred tax assets increased by $52.4 million primarily due to impairment charges that created deferred tax assets for indefinite lived intangible assets and increases in net operating loss carry-forwards. Deferred tax liabilities related to amortization of intangible assets and basis differences in assets that were sold during 2008 previously offset the Company’s gross deferred tax assets. In 2007 and 2006, the valuation allowance decreased by $65.5 million and $16.9 million, respectively, primarily due to the expiration of certain capital loss carry-forwards.

In addition to the time limitations for the various carry-forwards noted above, we may be subject to additional limitations under Section 382 of the Internal Revenue Code. If we have an “ownership change” as defined in Section 382 of the Internal Revenue Code, our net operating loss carry-forwards and capital loss carry-forwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of our deferred tax assets. As of the date of this Report, we do not believe that we have experienced an ownership change as defined under Section 382 resulting from the transfer of shares by our existing shareholders. However, the Company has entered into recent amendments of our credit facility, which may have resulted in an ownership change as defined by Section 382. We are in the process of assessing the impact of those amendments and what limitations, if any, we may be subject to under Section 382. Until our assessment is complete, no amounts are being presented as uncertain tax positions under FIN 48. FIN 48 prescribes recognition threshold and measurement parameters for the financial statement recognition and measurement of tax positions taken or expected to be taken in the Company’s tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes recognition threshold and measurement parameters for the financial statement recognition and measurement of tax positions taken or expected to be taken in the Company’s tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. At the adoption date of January 1, 2007 and as of December 31, 2008, the Company had approximately $87 million of total gross unrecognized tax benefits and $2.1 million of tax credit carry-forwards. If recognized, the unrecognized tax benefits would be subject to a valuation allowance and would not affect our effective tax rate. There are no significant increases or decreases to unrecognized tax benefits anticipated within the next twelve months. As a result of adopting FIN 48, the Company’s net amount of assets and liabilities recognized in the Consolidated Balance Sheet did not change. Therefore, the Company was not required to record a cumulative effect adjustment relating to the adoption.

The Company’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had nominal accrued interest or penalties as of December 31, 2008 and December 31, 2007. Tax returns for all years after 2006 are subject to future examination by tax authorities. If it has been determined that it is more likely than not that there has been a 382 ownership change, there will no impact to our financial position given the valuation allowance recorded on our deferred tax assets.

Even if the amendments to our credit facility did not result in a change of control as defined by Section 382, we cannot guarantee that we will not enter into other transactions or that transfers of stock will not occur, which may result in an ownership change that would severely limit our ability to use our loss our net operating loss carry-forwards and capital loss carry-forwards to offset future taxable income. In addition, we are, and expect that we will continue to be, subject to certain state, local, and foreign tax obligations, as well as to a portion of the federal alternative minimum tax for which the use of our tax loss carry-forwards may be limited, and we have recorded a current tax liability of $0.3 million as of December 31, 2008 for those obligations.

(11) BENEFIT PLANS

As a result of our acquisitions, the Company has assumed responsibility for several defined contribution plans under Section 401(k) of the Internal Revenue Code that provide for voluntary employee contributions of 1% to 15% of compensation for substantially all employees. The Company is in the process of merging or dissolving all but one of these plans. Under the terms of the surviving plan, the Company may, but is not obligated to, make profit sharing contributions. The Company contributed $60,000 to the plans for the year ended December 31, 2006 and $0 for the years ended December 31, 2008 and 2007.

(12) STOCK BASED COMPENSATION

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

Effective December 15, 2000, the Company adopted the Acquisition Incentive Plan (the “2000 Plan”) to provide options or direct grants to all employees (other than directors and officers of the Company and any eligible affiliates) and other service providers of the Company and  related companies, without shareholder approval.  Under the 2000 Plan, the Company had the ability to grant 1.9 million options. Options were granted at an exercise price equal to the fair value of the common stock on the grant date.

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

A summary of stock options and restricted shares granted under the 2006 Plan, 1999 Plan, and the 2000 Plan from January 1, 2006 through December 31, 2008, warrants issued by the Company outside of such plans from January 1, 2006 through December 31, 2008, and changes during each twelve month period is presented below:

	2008		2007		2006
(In thousands, except per share amounts)	Number of shares	Weighted average exercise price (per share)	Number of shares	Weighted average exercise price (per share)	Number of shares	Weighted average exercise price (per share)
Outstanding at beginning of year	6,994	$5.37	7,174	$4.17	1,949	$3.52
Granted	2,022	$1.27	1,733	$7.72	5,366	$4.31
Exercised	(54)	$0.08	(1,732)	$2.72	(120)	$(.10)
Cancelled/Forfeited/Expired	(4,957)	$5.08	(181)	$5.83	(21)	$(.83)
Outstanding at end of year	4,005	$3.73	6,994	$5.37	7,174	$4.17
Exercisable at year-end	3,158	$4.42	2,723	$5.13	2,616	$3.57

 A summary of stock option activity under the 2006 Plan, 1999 Plan, the 2000 Plan and warrants outstanding as of  December 31, 2008 and changes during the year ended is presented below:

	2006 Plan		1999 Plan		2000 Plan		Warrants		Total
	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price
Outstanding at January 1, 2008	1,974	$7.34	3,915	$4.31	89	$2.71	1,016	$5.85	6,994	$5.37
Granted	1,522	0.85	-	-	-	-	500	2.54	2,022	1.27
Exercised	-	-	50	-	4	1.06	-	-	54	0.08
Forfeited / Cancelled	1,653	7.09	3,118	4.10	61	2.74	125	4.10	4,957	5.08
Outstanding at December 31, 2008	1,843	$2.20	747	$5.50	24	$2.90	1,391	$4.81	4,005	$3.73

A summary of the status of the Company’s outstanding grants of options, restricted stock and warrants that remain subject to vesting as of December 31, 2008, and changes during the year then ended is presented below:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Per Share		Per Share		Per Share
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested at December 31,	4,271	$2.35	4,257	$1.43	178	$1.93
Granted	2,022	$1.31	1,733	$3.91	5,366	$1.48
Vested	3,114	$2.07	1,690	$1.63	(1,266)	$1.69
Forfeited	2,332	$2.38	29	$1.87	(21)	$2.92
Non-vested at December 31,	847	$0.81	4,271	$2.35	4,257	$1.43

The following table includes information on fully vested stock options, stock options outstanding for each plan, fully vested warrants and warrants outstanding as of December 31, 2008:

	2006 Plan		1999 Plan		2000 Plan		Warrants		Total
	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Stock Options Outstanding	Stock Options Currently Exercisable and Vested	Stock Options Outstanding	Stock Options Currently Exercisable and Vested

Number (in thousands)	1,843	1,046	747	697	24	24	1,391	1,391	4,005	3,158
Weighted-average exercise price	$2.20	$2.95	$5.50	$5.89	$2.90	$2.90	$4.81	$4.81	$3.73	$4.42
Aggregate intrinsic value (in thousands)	$177	$-	$6	$-	$-	$-	$20	$20	$203	$20
Weighted-average remaining contractual term	9.20	9.00	4.51	4.30	7.00	7.00	4.72	4.72	6.76	6.07

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

Total stock-based compensation expense included in selling, general and administrative expenses was approximately $5.3 million, $4.3 million and $1.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.

The total unrecognized compensation cost related to non-vested share-based compensation agreements granted under all stock option plans as of December 31, 2008 is approximately $0.5 million. The cost is expected to be recognized over the vesting period of approximately 2 years.

The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $0 for the years ended December 31, 2008, 2007, and 2006, respectively. There was no capitalized stock-based compensation cost incurred during the years ended December 31, 2008, 2007, and 2006.

The weighted average grant date fair value per share for options granted by the Company during 2008, 2007 and 2006 were $1.31, $3.91 and $1.48, respectively. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The fair values for each year were calculated using an expected option life of five years and volatility rates ranging from 52% to 73% for 2008, and an expected option life of three to six years and volatility rates ranging from 23.65% to 56.85% for 2007, and an expected option life of three to six years and volatility rates ranging from 26.9% to 35.2% for 2006. In addition, the calculations assumed risk-free interest rates ranging from 2.36% to 3.52% in 2008, 3.45% to 4.92% in 2007 and 4.59% to 5.10% in 2006. Historically, the Company has never distributed dividends to our stockholders. Therefore, no expected dividend assumptions were factored into our fair value calculation.

Through December 31, 2008, the Company has estimated expected terms of three to six years for all options. Due to the significant changes in the Company’s business over the past three years, the Company has elected to use the “simplified” method, as defined in the SEC’s Staff Accounting Bulletin No. 110 (“SAB No. 110”), to estimate expected term for stock options granted after December 31, 2005. The simplified method allows companies to estimate an expected term by using the vesting term plus the original contractual term divided by two. The Company used historical data to estimate volatility based on the expected term of the options and for stock option forfeitures. The Company used the five-year U.S. Treasury daily yield curve rates for the risk-free interest rate.

The total number of options and warrants issued by the Company from January 1, 2006 to December 31, 2008 included the following:

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

•
On February 15, 2007, in connection with the acquisition of Bill Blass, the Company issued warrants exercisable through February 15, 2017 to purchase 400,000 shares of Company common stock at exercise prices of $8.89. The vesting of these warrants is contingent upon the Bill Blass business meeting three earnings targets on September 30, 2008, December 31, 2009, and December 31, 2010. As of December 31, 2007, the first earnings target was the only one that has been deemed probable; therefore, the Company only deemed the first tranche of 133,333 warrants as outstanding. Subsequently, the Bill Blass business did meet the earning target on September 30, 2008, and the first tranche of 133,333 warrants vested on February 15, 2009. As a result of the sale of the Bill Blass business, the other two tranches of warrants will not vest. On February 21, 2007, the Company issued options exercisable through February 21, 2017 to purchase 5,000 shares of the Company common stock to an employee of Bill Blass at an exercise price of $10.90 per share.

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

•
On January 29, 2008, as partial consideration for an amendment to our BTMUCC credit facility, the Company issued to BTMUCC a warrant to purchase 200,000 shares of  common stock at an exercise price of $0.01 per share. BTMUCC may exercise the warrant in full or in part at any time from the date of issuance through January 29, 2018. The warrants were assigned a value of $914,000 which has been included as part of debt discount, net of debt.

•
Also on January 29, 2008 and in connection with the acquisition of Great American Cookie, the Company issued warrants to certain Great American Cookie franchisees to purchase 300,000 shares of the Company’s common stock. The warrants have an exercise price of $4.23 and were immediately vested upon issuance. The warrants were assigned a value of $1,029,000 which has been included in the purchase price of Great American Cookie.

•	On March 19, 2008, the Company issued options to purchase 295,000 common shares to employees which are exercisable through March 19, 2018 at an exercise price of $2.83 per share.

•
On June 24, 2008 as part of an employment retention plan, the Company issued options to purchase 397,000 common shares to employees which are exercisable through June 24, 2018 at an exercise price of $0.41 per share. Additionally, the Company granted  380,000 options to senior management, which are exercisable through June 24, 2018.

•
In connection with the August 15, 2008 Amended Credit Facility (see Note 9 – Long-Term Debt), the Company determined that it was probable that a warrant for 2.8 million shares of common stock related to the repayment of the Class B Franchise Note would be issued. The warrant was assigned a value of $980,000 that has been recorded as a discount on debt.

•
During the three months ended September 30, 2008, the Company issued options to purchase 350,000 common shares to employees, which are exercisable through August 26, 2018 and September 30, 2018 at exercise prices ranging from $0.28 to $0.41 per share.

•
During the three months ended December 31, 2008, the Company issued options to purchase 100,000 common shares to employees, which are exercisable through November 4, 2018 and November 12, 2018 at an exercise price of $0.12 per share.

•
On November 30, 2008, directors and executives of the Company voluntarily forfeited an aggregate of 856,666 stock options (both vested and unvested) having exercise prices of greater than $6.90  per share. This action was initiated by management to reduce future expenses  (2009 and beyond) and to more efficiently utilize shares authorized under the Company’s equity compensation plan to meet the plans’ purposes to attract, motivate and retain key talent. The individuals who forfeited options both received and were promised nothing in return, such as future equity grants to replace the forfeited options.  In accordance with SFAS No. 123R, the Company accelerated the remaining expense on these cancelled awards resulting in charges of $2.1 million, which is included in the total stock-based compensation expense of $5.3 million, for the year ended December 31, 2008.

The total intrinsic value of stock options exercised during the twelve months ended December 31, 2008, 2007 and 2006 was $29,654, $9,503,000 and $529,000, respectively. Cash received during 2008, 2007 and 2006 from share options and warrants exercised under the share-based payment plans was $4,112, $3,313,000 and $12,000, respectively. Total shares exercised in 2008 were 53,879 of which 50,000 were related to warrants. Total shares exercised in 2007 were 1,732,336, of which 1,102,916 were related to warrants. Total shares exercised in 2006 were 120,000, of which 115,000 were related to restricted stock.

The total number of warrants outstanding as of December 31, 2008 was 1,390,833.

(13) RELATED PARTY TRANSACTIONS

The Company receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at that firm, George P. Stamas, is a member of the Company’s Board of Directors. For the years ended December 31, 2008, 2007 and 2006, expenses related to Kirkland & Ellis LLP were approximately $2.0 million, $1.3 million, and $1.7 million, respectively. As of December 31, 2008, 2007, 2006, the Company had outstanding payables due to Kirkland & Ellis LLP of approximately $989,000, $121,000, and $492,000, respectively.

In May 2008, the Company engaged FTI Consulting, Inc. (“FTI”) to assist the Company in its restructuring efforts and public relations. Since 1992, Mr. Dunn, who was a member of the Company’s Board of Directors through his resignation on September 25, 2008, has served as a director of FTI and/or as its President and Chief Executive Officer. For the year ended December 31, 2008, expenses related to FTI were approximately $619,333.  As of December 31, 2008, the Company had outstanding payables due to FTI of approximately $89,073.

In July 2007, the Company entered into an agreement with Marvin Traub Associates, Inc. an entity owned by Mr. Traub, who was a member of the Company’s Board of Directors through his resignation on December 4, 2008.  Marvin Traub Associates, Inc. was engaged by the Company to help identify, approach, and negotiate a deal with a premier U.S. based big box retail chain so that such retailer might joint venture with, or purchase a license from, the Company to open MaggieMoo’s ice cream locations within their stores. Marvin Traub Associates, Inc. received a one-time retainer fee of $25,000 upon the agreement’s execution in 2007.  If the Company were successful in consummating a relationship with a third party, Marvin Traub Associates, Inc. would have received an additional $100,000 success fee. No success fee ultimately was paid.

Designer License Holdings Company, LLC (“DLHC”) is a licensee of the Bill Blass brand, which was owed by the Company until December 24, 2008. The owner of DLHC also is an owner of Designer Equity Holding Company, LLC (“DEHC”) which owns 5% of BB Jeans, LLC, formerly known as Bill Blass Jeans, LLC, a now inactive subsidiary of the Company. As a licensee of Bill Blass, DLHC’s contract provided for payment of a minimum annual royalties to the Company. For the years ended December 31, 2008 and 2007, the Company recorded royalty and other payments from DLHC of $1.4 million and $5.3 million, which are recorded in revenues for discontinued operations. In February 2008, the Company repurchased one half of DEHC’s minority interest, equaling 5%, in BB Jeans for $1.25 million. The purchase price used the same valuation as when DEHC purchased its initial 10% interest in BB Jeans in February 2007. On October 24, 2008, DLHC’s contract was amended to lower the minimum annual royalty and settle certain past due royalty payments.

Athlete’s Foot Marketing Support Fund, LLC (“TAF MSF”), is an entity that is funded by the domestic franchisees of TAF to provide domestic marketing and promotional services on behalf of the franchisees. The Company previously advanced funds to the TAF MSF under a loan agreement. The terms of the loan agreement included a borrowing rate of prime (on the date of the loan) plus 2%, and repayment by the TAF MSF with no penalty, at any time. As of December 31, 2008 and 2007, the Company had receivable balances of $1.7 million and $1.4 million from the TAF MSF, respectively. The Company recorded interest income earned from the fund in the amount of $154,000 for the year ended December 31, 2008. The Company also established a matching contribution program with the TAF MSF whereby the Company has agreed to match certain franchisee contributions, not to exceed $1.2 million over 12 quarters. The Company recorded an advertising expense of $1.1 million in the fourth quarter of 2008 representing the expected net present value of these future contributions, which is included in the Company’s Franchising SG&A expenses. For the year ended December 31, 2008, the Company contributed approximately $0.5 million to the TAF MSF.

(14) COMMITMENTS AND CONTINGENCIES

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

Although the formulations of the allegations differ slightly, plaintiffs allege that defendants violated federal securities laws by misleading investors in the Company’s public filings and statements. The complaints assert claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5, and also assert that the individual defendants are liable as controlling persons under Section 20(a) of the Exchange Act.  Plaintiffs seek damages and attorneys’ fees and costs.

On March 5, 2009, the court consolidated the actions and appointed Vincent Granatelli as lead plaintiff and Cohen, Milstein, Hausfeld & Toll, P.L.L.C. as lead counsel. On August 24, 2009, plaintiff filed an Amended Consolidated Complaint. The Company intends to file a motion to dismiss the amended complaint on or before October 8, 2009 in accordance with the scheduling order entered by the court.

Shareholder Derivative Action. A federal shareholder derivative action premised on essentially the same factual assertions as the federal securities actions also has been filed in the United States District Court for Southern District of New York against the directors or former directors of NexCen. This action is captioned: Soheila Rahbari v. David Oros, Robert W. D’Loren, James T. Brady, Paul Caine, Jack B. Dunn IV, Edward J. Mathias, Jack Rovner, George Stamas & Marvin Traub, No. 08-CV-5843 (filed on June 27, 2008). In this action, plaintiff alleges that NexCen’s Board of Directors breached its fiduciary duties in a variety of ways, mismanaged and abused its control of the Company, wasted corporate assets, and unjustly enriched itself by engaging in insider sales with the benefit of material non-public information that was not shared with shareholders. Plaintiff further contends that she was not required to make a demand on the Board of Directors prior to bringing suit because such a demand would have been futile, due to the board members’ alleged lack of independence and incapability of exercising disinterested judgment on behalf of the shareholders. Plaintiff seeks damages, restitution, disgorgement of profits, attorneys’ fees and costs, and miscellaneous other relief.  On November 18, 2008, the court agreed to stay the derivative case until at least May 18, 2009, on which date  the court scheduled a status conference. After holding the status conference on May 18, 2009, the court stayed the derivative case until the filing of the Amended 2007 10-K and ordered plaintiff to file its amended complaint within two weeks after the filing of the Amended 2007 10-K. On June 9, 2009, plaintiff requested transfer of the derivative case to the court presiding over the securities class action case. This request was denied.  On August 24, 2009, plaintiff filed the first amended shareholder derivative complaint. The Company intends to file a motion to dismiss on or before October 8, 2009 in accordance with the scheduling order entered by the court.

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

The California state court held a hearing on NexCen’s motion on December 12, 2008. At the hearing, the court issued a tentative ruling from the bench granting defendants’ motion to stay. On December 26, 2008, the court entered a final order staying the California action in its entirety pending resolution of the putative class actions pending in the Southern District of New York.  Plaintiff filed a motion to lift the stay, which motion is scheduled to be heard on October 8, 2009.

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

After initial procedural motions and the start of discovery in 2002 and 2003, plaintiffs voluntarily dismissed without prejudice the officer and director defendants of each of the 310 named issuers, including NexCen. Then in June 2003, the Plaintiff’s Executive Committee announced a proposed settlement with the issuer-defendants, including NexCen, and the officer and director defendants of the issuers (the “Issuer Settlement”). A settlement agreement was signed in 2004 and presented to the court for approval. NexCen reserved $465,000 for its estimated exposure under the Issuer Settlement. The proposed Issuer Settlement did not include the underwriter-defendants, and they continued to defend the actions and objected to the proposed settlement. (One of the defendant-underwriters signed a memorandum of understanding in April 2006 agreeing to a $425 million settlement of claims against it.)

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

As of December 31, 2008 and 2007, NexCen had reserved $465,000 for our estimated exposure based on the initial proposed Issuer Settlement.

In 2008, the Plaintiff’s Executive Committee resumed settlement discussions with the issuer-defendants, including NexCen, and the officer and director defendants of the issuers. The parties reached a preliminary settlement in which NexCen would have to contribute no out-of-pocket amount to the settlement (the “Revised Issuer Settlement”). The parties filed their motion for preliminary approval of the settlement on April 2, 2009, which was granted by the district court on June 9, 2009. The hearing on final approval was held on September 10, 2009, and the parties await a decision from the court. Until the court grants final approval of the Revised Issuer Settlement, NexCen will maintain its reserve of $465,000.

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

(b)  OPERATING LEASES

The Company is obligated under noncancelable operating leases for office space that expire at various dates through 2017 for our continuing and discontinued operations. Future minimum lease payments under noncancelable operating leases and related sublease rent commitments as of December 31, 2008 are as follows:

Operating Leases (in thousands)	For the Year Ending December 31,
	2009	2010	2011	2012	2013	Thereafter
Gross lease commitments	$1,856	$1,823	$1,839	$1,892	$1,966	$5,107
Less: sub-leases	118	142	146	150	155	719
Lease commitments, net	$1,738	$1,681	$1,693	$1,742	$1,811	$4,388

Rent expense from continuing operations under operating leases was approximately $912,000, $1,065,000, and $398,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company recognizes rent expense on a straight-line basis over the lease period based upon the aggregate lease payments. The lease period is determined as the original lease term without renewals, unless and until the exercise of lease renewal options is reasonably assured, and also includes any period provided by the landlord as a “free rent” period. Aggregate lease payments include all rental payments specified in the contract, including contractual rent increases.

The sublease amounts shown above are related to certain leases related to the Waverly and Bill Blass businesses. Notwithstanding the sales of Waverly and Bill Blass in late 2008, we remain obligated on the lease for the Waverly showroom, but sublet the space to third parties through the lease expiration on February 27, 2019. We also remained obligated on a lease for the Bill Blass showroom which expires in January 2014, but, on June 11, 2009, we made a one-time payment of approximately $230,000 in order to assign the lease to a third party. We assumed the lease for office space in New York totaling 4,950 square feet in connection with our acquisition of the Bill Blass Couture business on July 11, 2008. That lease expired as of December 31, 2008.

The Company has recorded deferred rent totaling $1.5 million which represents the value of rent concessions and tenant improvements provided by the lessors. These amounts generally will be amortized to rent expense on a straight-line basis over the lives of the respective leases.

(c)	OTHER

The Company was selected for a tax audit by the State of New York for the years ended December 31, 2006 through December 31, 2008. The audit has not yet commenced.

Bill Blass Holding Co., Inc. and subsidiaries was selected for  tax audit by the Internal Revenue Service (“IRS”) for the years ended December 31, 2005 and February 15, 2007. In 2008, the audit covering the respective years was completed. The Company did not incur additional income tax expense as a result of the IRS audit.

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

(d) LONG-TERM RESTRICTED CASH

Long-term restricted cash of $0.9 million as of December 31, 2008 includes cash deposits relating to letters of credit that secure the lease of our facility in Norcross, Georgia and the Company’s headquarters in New York City.

Restricted cash of $5.2 million as of December 31, 2007 included funds held in escrow related to the Marble Slab Creamery acquisition. The Company paid $3.7 million of this amount (including interest) on February 28, 2008, and $1.5 million was held back to secure indemnity claims made by the Company of which $1.25 million plus accrued interest was paid on or about June 18, 2008.

Long-term restricted cash of $1.7 million as of December 31, 2007 included security deposits relating to letters of credit that secure the lease of the Bill Blass showroom, our facility in Norcross, Georgia and the Company’s headquarters in New York City, as well as a security deposit held by the Company for a sub-lease with the buyer of a former business owned by the Company.

(15) DISCONTINUED OPERATIONS

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

During 2006, the Company discontinued and sold our MBS segment, generating a gain of $755,000 on the sale.  Loss from discontinued operations in 2006 of $2.4 million was primarily from the MBS business.

During 2007, we settled various legal and other claims relating to our discontinued businesses resulting in a net loss from discontinued operations of $548,000.

In 2008, we narrowed our business model to operate in a single business segment: Franchising.  Previously, we had owned and licensed two brands, Bill Blass and Waverly, which constituted our Consumer Branded Products business and segment. On October 3, 2008, the Company and certain of our subsidiaries sold all of the assets associated with the Waverly business (including the Gramercy and Village brands) to Iconix Brand Group, Inc. for approximately $26 million in cash and the assumption of certain liabilities. As a result of the sale of the business, a loss on sale of approximately $1.5 million was recorded.

On December 24, 2008, the Company and certain of our subsidiaries sold substantially all of the assets associated with the Bill Blass licensing business to Peacock International Holdings, LLC for $10 million in cash. As a result of the sale of the business, a loss of approximately $9.1 million was recorded, net of deferred tax benefits of $4.2 million.

In May 2008, we also discontinued all acquisition activities that we conducted through UCC Capital, which also earned loan servicing revenue. UCC Capital previously was part of our Corporate segment.

The table below shows the discontinued operating results for the year ended December 31,

($ in thousands)	2008	2007	2006
Revenues	$13,905	$14,980	$2,422
Operating costs and expenses	(15,075)	(5,908)	(6,816)
Impairment of intangible assets (1)	(104,396)	–	–
Operating income (loss)	(105,566)	9,072	(4,394)
Interest and other expense, net	(3,909)	(2,404)	1,335
Minority interest	2,117	(269)	–
(Loss) income before income taxes	(107,358)	6,399	(3,059)
Current tax	(352)	(1,845)	218
Deferred tax (benefit)	16,117	(538)	(64)
Net (loss) income from discontinued operations	(91,593)	4,016	(2,905)
(Loss) on disposal of discontinued operations, net of income tax benefit of $4,158	(10,614)	–	–
Gain on sale of discontinued wireless business	–	–	755

Net (loss) income from all discontinued operations	$(102,207)	$4,016	$(2,150)

Includes impairment of UCC of $37.5 million (see Note 6 Goodwill, Trademarks and Other Intangible Assets) and impairments relating to Consumer Brands of $66.9 million.

(16) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Statement of Operations

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2008	2008	2008	2008

Revenues	$10,225	$11,924	$12,164	$12,643
Operating expenses	(12,781)	(125,295)[1]	(41,079)[2]	(15,018)
Operating loss	(2,556)	(113,371)	(28,915)	(2,375)
Non-operating expense	(2,549)	(3,470)	(3,300)	(3,030)
Loss from continuing operations before income taxes	(5,105)	(116,841)	(32,215)	(5,405)
Income tax (expense) benefit	(1,267)	4,019	(72)	3,314
Loss from continuing operations	(6,372)	(112,822)	(32,287)	(2,091)
Income (loss) from discontinued operations	1,067	(83,027)	(6,067)	(14,180)
Net loss	$(5,305)	$(195,849)	$(38,354)	$(16,271)

Loss from continuing operations per common share basic and diluted	$(0.11)	$(1.99)	$(0.57)	$(0.04)
Income (loss) from discontinued operations per common share basic and diluted	$0.02	$(1.47)	$(0.11)	$(0.25)
Net loss per share - basic and diluted	$(0.09)	$(3.46)	$(0.68)	$(0.29)

Weighted average shares outstanding - basic	56,267	56,621	56,639	56,671
Weighted average shares outstanding - diluted	56,267	56,621	56,639	56,671

(1)	Includes impairment of intangible assets of $109,733.
(2)	Includes impairment of intangible assets of $28,148.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2007	2007	2007	2007

Revenues	$2,288	$4,684	$6,483	$6,133
Operating expenses	(4,512)	(6,294)	(6,505)	(9,385)
Operating loss	(2,224)	(1,610)	(22)	(3,252)
Non-operating income (expense)	603	(232)	(450)	(778)
Loss from continuing operations before income taxes	(1,621)	(1,842)	(472)	(4,030)
Income tax benefit (expense)	367	354	(592)	(1,048)
Loss from continuing operations	(1,254)	(1,488)	(1,064)	(5,078)
Income from discontinued operations	1,056	803	1,145	1,012
Net (loss) income	$(198)	$(685)	$81	$(4,066)

Loss from continuing operations per common share basic and diluted	$(0.03)	$(0.03)	$(0.02)	$(0.09)
Income from discontinued operations per common share basic and diluted	$0.02	$0.02	$0.02	$0.02
Net loss per share - basic and diluted	$(0.01)	$(0.01)	$-	$(0.07)

Weighted average shares outstanding - basic	45,159	50,824	52,384	55,116
Weighted average shares outstanding - diluted	45,159	54,465	54,250	55,116

Statements of Cash Flows

	2008			2007
	For the nine	For the six	For the three	For the nine	For the six	For the three
	months	months	months	months	months	months
(in thousands)	ended	ended	ended	ended	ended	ended
	September 30,	June 30,	March 31,	September 30,	June 30,	March 31,

Cash flows from operating activities:
Net loss	$(239,508)	$(201,154)	$(5,305)	$(802)	$(883)	$(198)
Add: Net loss (income) from discontinued operations	88,027	81,960	(1,067)	(3,004)	(1,859)	(1,056)
Net loss from continuing operations	(151,481)	(119,194)	(6,372)	(3,806)	(2,742)	(1,254)
Adjustments to reconcile net loss to net cash (used in) provided by
Impairment of intangible assets	137,881	109,733	-	-	-	-
Depreciation and amortization	2,100	1,165	491	684	386	184
Deferred income taxes	(2,936)	(2,936)	1,190	1,279	-	-
Stock based compensation	3,005	2,230	1,344	2,695	1,811	640
Amortization of loan costs and debt discount	1,615	1,069	490	-	-	-
Restructuring	443	443	-	-	-	-
Loss on investment in Shoebox New York	249	220	104	-	-	-
Changes in assets and liabilities, net of acquired assets and liabilities:
Increase in trade receivables, net of allowances	(236)	(1,193)	(410)	(1,793)	(588)	(739)
Decrease in inventory	543	410	527	-	-	-
(Increase) decrease in prepaid expenses and other assets	(187)	(1,070)	(1,197)	(2,004)	(917)	(417)
Decrease (increase) in interest and other receivables	2,220	1,129	(80)	(542)	273	(172)
(Decrease) increase in accounts payable and accrued expenses	(1,868)	2,795	1,790	(1,732)	(3,484)	38
Increase (decrease) in restructuring accruals and other liabilities	317	327	(12)	-	-	-
Increase (decrease) in deferred revenue	113	(637)	(784)	(934)	(129)	701
Net cash used in operating activities from continuing operations	(8,222)	(5,509)	(2,919)	(6,153)	(5,390)	(1,019)
Net cash (used in) provided by operating activities from discontinued operations	(1,143)	(127)	(32)	1,171	532	649
Net cash used in operating activities	(9,365)	(5,636)	(2,951)	(4,982)	(4,858)	(370)

Cash flows from investing activities:
Decrease (increase) in restricted cash	5,894	5,151	3,551	(5,742)	(5,714)	(5,716)
Purchases of property and equipment	(578)	(477)	(340)	(2,725)	(2,446)	(2,191)
Acquisitions, net of cash acquired	(95,000)	(95,000)	(93,515)	(49,785)	(23,751)	(27,022)
Purchase of trademarks, including registration costs	(46)	(46)	(31)	-	-	-
Investment in Shoebox New York	(725)	(725)	(725)	-	-	-
Distributions from Shoebox New York	216	216	60	-	-	-
Increase in minority interest	-	-	-	-	-	53
Net cash used in discontinued operations for investing activities	(765)	(765)	(713)	(87,122)	(76,829)	(39,854)
Net cash used in investing activities	(91,004)	(91,646)	(91,713)	(145,374)	(108,740)	(74,730)

Cash flows from financing activities:
Proceeds from debt borrowings	70,000	70,000	70,000	91,800	53,800	26,500
Financing costs	(2,549)	(1,670)	(1,670)	-	607	273
Principal payments on debt	(3,918)	(3,918)	(834)	(472)	-	-
Exercise of options and warrants	5	5	5	2,153	-	-
Net cash (used in) provided by discontinued operations for financing active	(1,100)	(1,100)	(1,100)	2,771	2,771	2,771
Net cash provided by financing activities	62,438	63,317	66,401	96,252	57,178	29,544
Net (decrease) in cash and cash equivalents	(37,931)	(33,965)	(28,263)	(54,104)	(56,420)	(45,556)
Cash and cash equivalents, at beginning of period	46,569	46,569	46,569	83,536	83,536	83,536
Cash and cash equivalents, at end of period	$8,638	$12,604	$18,306	$29,432	$27,116	$37,980

Cash paid during the period for interest	$9,735	$4,862	$2,037	$1,184	$-	$-
Cash paid during the period for taxes	$195	$135	$65	$588	$324	$117

(17) ACQUISITIONS OF MARBLE SLAB CREAMERY AND MAGGIEMOO’S

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

The sellers received initial consideration of approximately $15.9 million, after purchase adjustments of $216,000, consisting of cash of approximately $10.5 million and 234,242 shares of common stock of the Company, with an aggregate value of approximately $2.4 million (based on the average closing quoted market price of the shares for the 15 consecutive trading days ending on (and including) the trading day prior to the date of the merger agreement, or $10.21). For financial reporting purposes, and in accordance with SFAS No. 141 and related guidance thereto, the value of shares issued as consideration in connection with the merger agreement is determined by multiplying the number of shares issued by the average closing quoted market price of the shares for the 5 day period beginning two days prior to the date of the closing of the transaction and ending two days after the date of the closing of the transaction, or $10.51. Under the terms of the transaction, approximately $3 million of the initial consideration, in the same proportion as the ratio of stock and cash for the initial consideration, was to be held back from the sellers by the Company until February 28, 2009 to satisfy potential post-closing purchase price adjustments and indemnity claims. The sellers also were to receive additional consideration in the form of an earn-out, totaling approximately $840,000, determined by a formula based on the 2007 audited revenues of MaggieMoo’s and Marble Slab Creamery, which was payable on March 31, 2008. The earn-out has not yet been paid due to on-going disputes between the parties.

MaggieMoo’s results of operations are included in the Consolidated Statements of Operations beginning from February 28, 2007 (the date of acquisition).

(18) ACQUISITION OF PRETZEL TIME AND PRETZELMAKER

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

The results of operations of the Pretzel Time and Pretzelmaker Brands are included in the Consolidated Statements of Operations beginning from August 7, 2007 (the date of acquisition).

(19) ACQUISITIONS RELATED TO BILL BLASS

In February 2008, the Company repurchased one half of DEHC’s minority interest, equaling 5%, in BB Jeans, LLC (formerly known as Bill Blass Jeans, LLC) for $1.25 million. The interest that was repurchased by the Company was priced using the same valuation as when DEHC purchased its initial 10% interest in BB Jeans, LLC in February 2007.

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

(20) ACQUISITION OF GREAT AMERICAN COOKIES

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

See Note 6 to our Consolidated Financial Statements Goodwill, Trademarks and Other Intangible Assets for impairment charges recorded in 2008 relating to the above noted intangible assets.

 (21) PRO FORMA INFORMATION RELATED TO ACQUISITIONS (Unaudited)

The following unaudited supplemental pro forma consolidated summary operating data (the "As Adjusted") for 2008 and 2007 has been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations for the years ended December 31, 2008 and 2007 to give effect to the 2008 acquisition of Great American Cookies as if it had occurred on January 1, 2007.

	2008		2007
(In thousands except per share amounts)	As Reported	As Adjusted	As Reported	As Adjusted

Revenues	$46,956	$49,051	$19,588	$45,033
Operating (loss) profit	(147,217)	(146,366)	(7,108)	4,661
Net loss	(255,779)	(255,504)	(4,868)	(599)
Basic and diluted loss per share	$(4.52)	$(4.52)	$(0.09)	$(0.01)

This unaudited pro forma information is provided for informational purposes only and does not purport to be indicative of the results of operations that would have occurred if the acquisition had been completed on the dates set forth above, nor is it necessarily indicative of the future operating results.  The As Reported and As Adjusted amounts for 2008 include (1) impairment charges of $137,881 (2) losses from discontinued operations of $102,207 (3) special investigation expenses of $3,897 (4) restructuring charges of $1,096 and (5) financing charges of $1,814.

(22) SEGMENT REPORTING

As of December 31, 2008, the Company operates in one segment: Franchising. As of December 31, 2007, the Company operated in four segments: QSR Franchising, Retail Franchising, Consumer Branded Products and Corporate. Our Consolidated Financial Statements present the results of our franchising business as continuing operations for each of the years in the three-year period ended December 31, 2008. The results of the mortgage-backed securities (MBS) business that we sold in 2006, the Consumer Branded Products business that we sold in 2008, and the UCC Capital business (previously part of our corporate segment) that we discontinued in 2008 are all reported as discontinued operations.

Most of our revenue is earned from franchisees and licensees operating in the United States. In 2008, international revenues were $3.6 million, or 7.7%, of the Company’s total franchising revenue. In 2007, international revenues were $3.7 million, or 19.1%, of the Company’s total franchising revenue. In 2006, international revenues were approximately $0.5 million, or 29%, of the Company’s total franchising revenue, as all of our revenues were generated by TAF, which we owned for seven weeks of that fiscal year.

(23) SUBSEQUENT EVENTS

On January 27, 2009 and July 15, 2009, NexCen entered into amendments of the Amended Credit Facility with BTMUCC. For additional details regarding the Amended Credit Facility and subsequent amendments including the January 27, 2009 and July 15, 2009 amendments, see Note 9 – Long-Term Debt to our Consolidated Financial Statements.

On August 6, 2009, NexCen, through its wholly owned subsidiary TAF Australia, LLC (“TAFA”), entered into long-term license agreements with RCG Corporation Ltd. and The Athlete’s Foot Australia Pty Ltd. The Athlete’s Foot Australia Pty Ltd., a subsidiary of RCG Corporation Ltd., was previously the master franchisee for TAF for the territories of Australia and New Zealand. Pursuant to the license agreements, which replace all prior franchise agreements among the parties, TAFA granted The Athlete’s Foot Australia Pty Ltd. exclusive licenses of The Athlete’s Foot trademarks and trade dress for the territories of Australia and New Zealand for an initial 99-year term. In consideration for these license agreements, The Athlete’s Foot Australia Pty Ltd. paid one-time, non-refundable licensing fees of $6.2 million. The license agreements are renewable for three 50-year terms for nominal additional consideration. TAF Australia, LLC is a special purpose, bankruptcy-remote limited liability company formed under the laws of Delaware, whose only assets are the license agreements and the intellectual property that is the subject of those license agreements.

On August 6, 2009, in connection with the license agreements discussed above, NexCen entered into an amendment of the Amended Credit Facility whereby the Company used $5.0 million of the licensing proceeds to pay down a portion of the Class B Franchise Note and BTMUCC released its security interest in the intellectual property that is the subject of the license agreements. This paydown of debt will result in interest expense savings of $400,000 on an annualized basis. The August 6, 2009 amendment also permitted the Company to use up to $1.2 million of net proceeds from the license agreements for expenditures, as approved in writing by BTMUCC, including capital expenditures to expand production capabilities of its manufacturing facility to produce other products beyond cookie dough.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008. Disclosure controls and procedures refer to controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

We have not filed periodic reports on a timely basis as required by the rules of the SEC since March 2008. Our review of our accounting policies and practices in 2007 and 2008, and the need to amend our Original 2007 10-K resulted in our inability to timely file our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009 and June 30, 2009. In addition, as described below, management identified material weaknesses in our internal control over financial reporting, which management considers an integral component of our disclosure controls and procedures. A material weakness is a control deficiency, or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements could occur and not be prevented or detected on a timely basis.

Based on our evaluation and as a result of the material weaknesses in our internal control over financial reporting, as well as our inability to timely file our periodic reports, management concluded that our disclosure controls and procedures were not effective as of December 31, 2008 (or as of the end of each quarterly period in 2008) or as of the date of the filing of this Report. While we have made progress in improving our disclosure controls and procedures and we continue to strive to improve our processes to enable us to provide complete and accurate public disclosures on a timely basis, management believes that material weaknesses related to our disclosure controls will not be remediated until we are able to file required reports with the SEC on a timely basis.

To address the material weaknesses described in this Item 9A(T), we performed additional analyses and procedures in order for management to conclude that, despite the material weaknesses, the financial information for the periods covered by this Report and the accompanying Consolidated Financial Statements are fairly stated in all material respects.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. This evaluation was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 due to the material weaknesses discussed below.

We identified the following material weaknesses in internal control over financial reporting as of December 31, 2008 (which we also determined were in existence as of March 31, 2008, June 30, 2008 and September 30, 2008):

•
The Company did not maintain a sufficient number of accounting personnel with an appropriate level of technical expertise in GAAP. As a result, the Company’s policies and procedures were not effective to ensure the timely identification of and response to financial reporting risks arising from complex and non-routine transactions. This material weakness resulted in errors and delays in the preparation of the Company’s preliminary 2008 financial statements.

•
The Company did not have adequate number of personnel or resources to both timely perform all of our period-end closing procedures and address the extraordinary circumstances that the Company faced in 2008, including the special investigation, changes to the Company’s business, restructuring of the credit facility and changes in management. As a result, the Company diverted personnel and resources to address the more immediate needs of the Company and did not complete timely monthly or quarterly financial reporting procedures. The material weakness resulted in delays in the preparation of the Company’s 2008 financial statements.

We also identified the following additional material weakness in internal control over financial reporting, which we determined was in existence as of March 31, 2008 and June 30, 2008, and which we believe we remediated by September 30, 2008:

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

This Report does not include an attestation report of the Company’s independent public accounting firm, KPMG LLP, regarding the Company’s internal control over financial reporting.  Management’s report was not subject to attestation by KPMG LLP pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Report.

(c) Changes in Internal Control over Financial Reporting

Since the filing of our Amended 2007 10-K on August 11, 2009, in which we discussed the changes in internal control over financial reporting in 2008 and through June 2009, no further change has occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

However, as noted above, the Company has been unable to fully remediate all material weaknesses, and our internal control over financial reporting may be materially affected in the future by our continued remediation efforts. As part of these continued efforts, and to realize efficiencies and cost savings, the Company is consolidating all accounting functions at NFM, our principal operating facility in Norcross, Georgia. The Company has begun to supplement its NFM accounting staff with additional accounting personnel with appropriate level of technical expertise in GAAP and public reporting in order to transition all corporate accounting functions currently in the New York headquarters to the Company’s NFM offices.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant

In 2008, we had extensive turnover in the composition of our executive management and Board of Directors. Robert W. D’Loren, who was our President and Chief Executive Officer, and also a director, resigned as director and officer on August 15, 2008. James Haran, who was our Executive Vice President, M&A and Operations, resigned on August 14, 2008. The Company terminated on March 21, 2008 the employment of David Meister, who was our Senior Vice President, Chief Financial Officer and Treasurer.

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

Kenneth J. Hall joined the Company on March 25, 2008 as our Executive Vice President, Chief Financial Officer and Treasurer. He became our Chief Executive Officer on August 15, 2008. Mark E. Stanko joined the Company on April 30, 2008 as the Chief Financial Officer of NFM. He became the Company’s Chief Financial Officer and Treasurer on November 12, 2008. Ms. Nam joined the Company on September 24, 2007 as General Counsel and added the role of Secretary to her responsibilities on December 6, 2007. Chris Dull, the President of NFM, joined the Company on February 28, 2007 and was appointed an executive officer of the Company on February 13, 2009.

Directors

The following table lists all five incumbent directors. In accordance with the Company’s bylaws, the Board of Directors approved the reduction in the size of the board to five members. Accordingly, there are no vacancies on our Board of Directors, and each of our incumbent directors will continue in office until his successor is elected and qualified, or until his earlier resignation, removal or death. We did not hold an annual meeting of stockholders in 2008. At our next annual meeting, which we expect to hold as soon as possible after we meet applicable requirements for soliciting proxies, stockholders will elect directors to hold office until the next annual meeting of stockholders. There are no arrangements or understandings known to us between any of the individuals listed below and any other person pursuant to which a director was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of NexCen acting solely in their capacities as such.

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

Executive Officers

The following table lists all of our incumbent executive officers. Each of our incumbent executive officers will continue in office until his or her successor is elected and qualified, or until his earlier resignation, removal or death. There are no arrangements or understandings known to us between any of the individuals listed below and any other person pursuant to which he or she was or is to be selected as an officer, other than any arrangements or understandings with directors or officers of NexCen acting solely in their capacities as such.

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

Business Experience of Directors and Executive Officers

Set forth below is biographical information for our directors and executive officers.

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

Mark E. Stanko joined the Company on April 30, 2008 as Chief Financial Officer of NFM.  He was appointed Chief Financial Officer and Treasurer of the Company on November 12, 2008. Prior to joining the Company, Mr. Stanko most recently served as Regional Controller for Levitt Corporation, a publicly traded homebuilding and land development company, from 2006 to 2008. From 2003 to 2006, Mr. Stanko held the position of Vice President of Finance of KB Home, a publicly traded homebuilding company. From 2001 to 2003, Mr. Stanko was Director of Corporate Audit, then the Director of Finance of Pulte Homes, Inc., a publicly traded homebuilding company. Mr. Stanko began his career at Ernst & Young LLP where he held positions of increasing responsibility over 16 years. Mr. Stanko holds a BBA in Accounting from Cleveland State University. He is a Certified Public Accountant.

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

Chris Dull joined the Company on February 28, 2007 as Executive Vice President of the QSR Franchising of NFM. On May 22, 2007, he was promoted to President of the QSR Division of NFM. He then was appointed President of NFM. on August 31, 2007 and appointed an executive officer of NexCen Brands on February 13, 2009. Prior to joining the Company, Mr. Dull most recently served as the Executive Vice President for Marble Slab Creamery, Inc. from 2004 to 2007 and served as Vice President of Franchise Development for Marble Slab Creamery, Inc. from 1999 to 2004. Mr. Dull began his career in franchise management with Marble Slab Creamery, where he held positions of increasing responsibility over 13 years.  Mr. Dull received a B.A. from Baylor University.

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

The members of the Audit Committee are Messrs. Brady, Caine and Mathias, with Mr. Brady serving as its chairman. The Board of Directors has determined that the members of the Audit Committee satisfy the “independence” and “financial literacy” requirements for audit committee members as set forth by the SEC and as adopted in the NASDAQ listing standards.

The Board of Directors also determined that Mr. Brady is an audit committee financial expert, as defined by Item 407 of Regulation S-K and as required by Nasdaq Rule 5605(c)(2)(A), and is independent of management, as defined by Rule 10A-3(b)(1) of the Exchange Act and Nasdaq Rule 5605(a)(2) and as required by Nasdaq Rule 5605(c)(2)(A). We believe that Mr. Brady is qualified to be an “audit committee financial expert” because he has the following attributes: (i) an understanding of GAAP and financial statements, (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, and experience actively supervising one or more persons engaged in such activities, (iv) an understanding of internal control over financial reporting and (v) an understanding of audit committee functions. Mr. Brady acquired these attributes by having held various positions that provided the relevant experience, including 33 years with Arthur Andersen (including twenty years as an audit partner) and membership on the audit committees of several public companies since 1998. Mr. Brady also currently serves on the audit committees of three other public companies, but the Board of Directors has determined that such service does not affect his independence, responsibilities or duties as a member of the Audit Committee.

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

The members of the Nominating/Corporate Governance Committee are Messrs. Brady and Caine, with Mr. Brady serving as its chairman.

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

The members of the Compensation Committee are Messrs. Mathias and Brady, with Mr. Mathias serving as its chairman.

Ad Hoc Committees of the Board of Directors

Restructuring Committee

On May 18, 2008, we established an ad hoc Restructuring Committee of our Board of Directors, consisting of Messrs. Oros, Brady and Stamas. The Restructuring Committee does not have a formal charter, but was charged with overseeing, on behalf of the Board, the Company’s efforts to improve our financial condition and evaluate our restructuring alternatives. On May 12, 2009, the Restructuring Committee was disbanded after the Board’s determination that this ad hoc committee was no longer needed in light of the progress made to date by the Company in its restructuring efforts and the reduced number of members on the Board.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has ever been an officer or employee of NexCen or any of our subsidiaries. None of our executive officers serves as a member of the board of directors or a compensation committee of any entity that had one or more executive officers serving on our Board of Directors or our Compensation Committee.

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

Each of our directors in 2008, other than Messrs. Oros, D’Loren, and Stamas, qualified as “independent” in accordance with the Company’s independence standard. In making their affirmative determination of independence for 2008, the directors reviewed and discussed information provided by the directors and management with regard to each director’s business and personal activities as they relate to NexCen and NexCen’s management. Messrs. Oros and D’Loren were employed by the Company, and, as such, neither qualified as an independent director. The Board of Directors determined that Mr. Stamas should not be considered an independent director in view of the business relationship between the Company and Kirkland & Ellis LLP. Mr. Stamas’ business relationship with the Company is described in Item 13 under the caption “Certain Related Party Transactions for 2008.” All members of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee are independent directors.

In determining that each individual who served as a member of the Board of Directors during 2008, other than Messrs. Oros, D’Loren, and Stamas, is or was independent, the Board of Directors considered the following relationships, which it determined did not impair such director’s independence:

•
In May 2008, the Company engaged FTI Consulting, Inc. (“FTI”) to assist the Company in its restructuring efforts and public relations. Since 1992, Mr. Dunn has served as a director of FTI and/or as its President and Chief Executive Officer.  This engagement is described in Item 13 under the caption “Certain Related Party Transactions for 2008.” Mr. Dunn resigned as a director on September 25, 2008.

•
In July 2007, the Company entered into a commercial agreement with Mr. Traub and a business that he owns and operates, Marvin Traub Associates. This agreement is described in Item 13 under the caption “Certain Related Party Transactions for 2008.” The Board of Directors determined that Mr. Traub should be considered an independent director on September 25, 2008 in connection with the resignation of Mr. Dunn from the Board of Directors. Mr. Traub resigned as a director on December 4, 2008.

Other than as discussed above, the Board of Directors did not consider and was not aware of any other transactions, relationships or arrangements that would affect the determination of our director’s independence under the Company’s standards.

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

Based solely on a review of the copies of such reports of ownership received by us and certifications from our executive officers and directors, we believe that during fiscal year 2008 all filing requirements applicable to our executive officers, directors and such greater than ten percent stockholders were complied with on a timely basis other than the following: a late report on Form 4 by Ms. Nam filed on April 29, 2008, reporting the acquisition of 25,000 options to acquire the Company’s common stock, and a late report on Form 4 Filed by Mr. Zona filed on April 29, 2008, reporting the acquisition of 25,000 options to acquire the Company’s common stock.

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

No waivers were reviewed or authorized in 2008. The Company’s Corporate Governance Guidelines, our general code of ethics, our code of ethical conduct for senior financial officers, and the Policy and Procedures with respect to Related Persons Transactions, as well as the charters for our Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee, are available on our website. This information is also available in print upon written request to our corporate secretary at the address of our corporate headquarters office in New York City.

ITEM 11. EXECUTIVE COMPENSATION

The following is the Compensation Discussion and Analysis and Compensation Committee Report.

Compensation Discussion and Analysis

Overview

In May 2008, the Company disclosed issues related to our debt structure that placed the very future of the Company in doubt. The Company’s efforts to address the challenges that we faced led to extensive changes in the composition of our executive management and a reduction in staff, especially in our New York office. As a result, the overriding factor in the Company’s compensation decisions in the latter half of 2008 was to smoothly transition the management team and to retain certain key executives and employees whom management and/or the Board of Directors identified as being crucial to the Company’s turn-around strategy, transition plans and on-going operations.

With respect to employees who were not executive officers, we instituted a retention program on June 27, 2008, comprised of option grants and minimum severance agreements with respect to twelve employees of NexCen Brands and eleven employees NFM, who were deemed important to the core operations of the Company (the “2008 Retention Program”). Under the 2008 Retention Program, the Company granted stock options pursuant to our 2006 Equity Incentive Plan (the “2006 Plan”) with more favorable vesting and exercise provisions than the Company typically provides. The stock option grants provided for vesting equally over four quarters assuming continued employment as opposed to over our typical three year vesting period. The stock option grants also provided for accelerated vesting of the stock option grant upon a termination of employment without Cause or a Change in Control (as those terms are defined in the 2006 Plan). In addition, the stock option grants once vested remain exercisable for one year after termination of employment as opposed to our typical 90 day period. The minimum severance agreements provided that employees would be eligible to receive severance if they were terminated without Cause (as defined in the severance agreement) and if they provided customary releases to the Company.

Although the 2008 Retention Program was effective in retaining the targeted employees at NFM, it proved ineffective in retaining employees at NexCen Brands. After five employees terminated their employment with the Company despite being part of the 2008 Retention Program, the Company agreed to provide periodic cash bonuses to certain employees at NexCen Brands, including certain executive officers, upon the closing of key transactions and/or continued employment through specified dates in 2009.

With respect to executive officers who are current officers of the Company, we entered into new employment agreements or amended existing employment agreements in light of their respective additional responsibilities, the changed circumstances of the Company,  and as a means to ensure key executive retention. Each new employment agreement or amendment was negotiated directly with the executive officers either by the Board of Directors or by the Company’s Chief Executive Officer, and in all cases were ultimately reviewed and approved by the Compensation Committee. Each new employment agreement or amendment generally provided for increasing each executives officer’s base salary, providing new equity-based awards, ensuring cash bonuses (in the form of retention cash bonuses or event specific cash bonuses), and increasing severance payments upon certain specified events. As discussed below under the caption “Elements of Compensation,” the mix of compensation components was necessary to attract and retain these key executive officers given the decline in our stock price and the doubt as to the Company’s ability to continue as a going concern. Additional details regarding each named executive officer’s employment agreements and amendments thereto, if applicable, are provided below under the caption “Employment Agreements.”

On November 12, 2008, in light of the dwindling number of shares available for future issuance under the 2006 Plan, the Company instituted a stock option cancellation program for vested or unvested stock options issued under the 2006 Plan for certain eligible directors and employees (the “Stock Option Cancellation Program”). The Stock Option Cancellation Program was a voluntary, non-incentivized program. The Company provided no remuneration or consideration of any kind for the cancellation of stock options. In addition, to ensure that the program was in no way coercive or perceived to be coercive, we limited the program to directors and executives at the level of vice president or above. As of December 31, 2008, the Company recaptured 856,666 options through this program.

The Company’s ultimate goal is to provide an attractive, flexible and market-based total compensation program tied to performance and aligned with shareholder interest. However, we believe that our business and strategies must stabilize and mature before we can fully understand the critical elements to our financial and operational success for which we can set appropriate metrics for short and long-term compensation. In that regard, on April 29, 2009, the  Board of Directors formally terminated the 2006 Management Bonus Plan, which was established before the recent changes in our business and management team. No bonuses were paid under such plan since its inception.

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

Employment Agreements

Each executive officer named in the Summary Compensation Table in this Report is or was employed by the Company pursuant to a written agreement of employment, which was approved by the Compensation Committee. Each employment agreement separately reflects the terms that the Compensation Committee believed were appropriate and/or necessary to retain the services of the particular executive officer, within the framework of the Company’s compensation policies. All employment agreements entered into by the Company provide the Company with protection in the form of restrictive covenants, including non-competition, non-solicitation, and confidentiality covenants, for the benefit of the Company. The Compensation Committee has considered the advisability of using employment agreements and determined that under certain circumstances it is in the best interests of the Company insofar as it permits the Company to achieve its desired goals of retaining executive talent and obtaining post employment covenants from executive officers. Some of the terms of these employment agreements were modified in connection with changed circumstances of employment or in connection with a termination of employment. See the section captioned “Employment Agreements” below for additional information regarding each executive’s employment agreement and, where applicable, separation agreement.

Process for Approving Equity Grants. The Compensation Committee administers the 2006 Plan, which is our long-term incentive plan that was approved by our stockholders in October 2006. The Compensation Committee is required to approve all grants of all awards under that plan, and has not delegated any grant authority. Under the terms of the 2006 Plan, stock options are required to be priced at the closing price of the Company’s common stock on the date of grant. Our long-term incentive plan does not permit the re-pricing of options. Previously, we did not have a policy that addressed the specific issue of whether equity grants may be approved prior to the release of material information. In February 25, 2008, the Compensation Committee established a policy to grant options on a quarterly basis on the third trading day after the Company publicly announces its quarterly financial results following each of the first three fiscal quarters of each year and after annual financial results following the fourth fiscal quarter of each year. Because the Company has been delayed in the filing of its periodic reports with the SEC, we suspended the policy of granting options on a quarterly basis and instead have granted the options on the date they are approved by the Compensation Committee or as soon thereafter as permitted under applicable law, regulatory rules or Company policies.

Share Ownership Guidelines. We do not currently have any requirements for any of our executive officers or other employees to own specified amounts of NexCen common stock.

Compensation Deduction Limit. Section 162(m) of the Internal Revenue Code generally limits the compensation that a corporation can deduct for payments to a chief executive officer and the four other most highly compensated executive officers to $1 million per officer per year. However, compensation that is “performance-based,” as defined by Section 162(m), is exempt from this limitation on deductibility. In general, compensation attributable to the exercise of stock options granted with an exercise price at or above the market price of the underlying stock at the time of the grant qualifies as performance-based compensation. In 2008, we did not pay our chief executive officer or our four other most highly compensated executive officers compensation in excess of $1 million (excluding compensation with respect to options that if exercised at a gain would qualify, we believe, as performance-based compensation). In addition, the Compensation Committee takes into account Section 409A of the Internal Revenue Code in determining the form and timing of compensation paid to our executive officers.

Elements of Compensation

For 2008, the principal components of compensation for our named executive officers consisted of:

•	Base salary;

•	Equity-based awards;

•	Cash bonuses;

•	Perquisites and other personal benefits; and

•	Other compensation.

These principal elements have been chosen to create a flexible package that can reward both our short and long-term performance, while providing the executive with a competitive compensation package. In previous years, we relied more heavily on our equity-based awards to attract and retain executive officers and employees. In light of the decline in our stock price and the doubt as to the Company’s ability to continue as a going concern, we increased base salaries and instituted periodic cash bonuses in 2008 to retain certain key executives and employees of the Company, whom management and/or the Board of Directors identified as being crucial to the Company’s turn-around strategy, transition plans and on-going operations. We anticipate that as the Company continues to stabilize, periodic cash bonuses for executive officers generally will not be a significant part of each person’s overall annual compensation.

Base salary. We provide named executive officers and other employees with a base salary to compensate them for basic services rendered during the fiscal year.  Initial base salaries for our named executive officers were determined for each executive at the time of hire based on negotiations between the new executive, on the one hand, and the Company, on the other. The Compensation Committee reviews salary levels at least annually, as well as upon a promotion or other changes in job responsibility. Merit based increases to salaries, if any, will be based on the Compensation Committee’s review and overall assessment of an individual’s performance.

Equity-based awards. We provide equity-based compensation to promote our long-term growth and profitability. We believe equity-based awards provide directors, executive officers, and employees with incentives to maximize stockholder value and otherwise contribute to our long-term success. Such awards also allow us to attract, retain and reward executives and employees, although, as discussed above, equity-based awards were not as effective a retention tool as in previous years.

Awards of stock options and restricted stock are made under our 2006 Plan, which was approved by our stockholders in October 2006. The Compensation Committee administers the 2006 Plan and has not delegated any grant authority. Shares of restricted stock are issued subject to a vesting schedule and cannot be sold until and to the extent the shares have vested. Stock options are issued at an exercise price of no less than fair market value on the date of grant and are subject to vesting requirements, which may include time-based vesting, performance-based vesting, or both. Historically, we have not issued any options subject to performance-based vesting.

Cash bonuses. We provide cash bonus compensation to motivate, reward and retain key executives. During 2008, we provided interim cash bonuses tied to continued employment and/or the completion of key transactions such as the refinancing of our credit facility, the sale of our Bill Blass and Waverly businesses.

Perquisites and other personal benefits. We provide certain executive officers with perquisites and other personal benefits that we and the Compensation Committee believe are reasonable to better enable us to attract and retain superior employees for key positions. Perquisites are generally granted as part of our executive recruitment and retention efforts. During 2008, our named executive officers received a limited amount of perquisites and other personal benefits that we paid on their behalf. These perquisites and other personal benefits included, among other things:

•	Payments of life, health and/or disability insurance premiums; and/or

•	Car expenses.

Other Compensation.  In addition to the compensation discussed above, we also provide our named executive officers with customary employee benefits, available to all employees, including health, disability and life insurance. In general, these benefits are substantially the same as those available to all of our employees.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and its discussions with management, the Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2008 and the Company’s 2009 proxy statement. This Report is provided by the following independent directors, who comprise the Compensation Committee:

Edward J. Mathias (Chairman)
James Brady

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of our named executive officers for the fiscal year ended December 31, 2008.

The Company has no defined benefit plans or actuarial plans, and no non-qualified deferred compensation plans in which obligations to named executive officers remain outstanding. The Company also did not award any stock awards in 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(1)		(2)	(3)		(4)			(5)

Kenneth J. Hall	2008	$369,102	$375,000	-	$86,648	-	-	$17,766		$848,516
Chief Executive Officer

Mark E. Stanko	2008	$132,218	-	-	$2,710	-	-	-		$135,088
Chief Financial Officer

Sue J. Nam	2008	$265,937	$238,000	-	$22,515	-	-	$3,954		$530,406
General Counsel

Robert W. D’Loren	2008	$454,807	-	-	-	-	-	$18,143	(6)	$427,950
Former Chief	2007	$750,000	-	-	-	-	-	$35,167	(7)	$785,167
Executive Officer	2006	$427,083			$701,406			$40,162	(8)	$1,168,651

David B. Meister	2008	$51,563	-	-	$277,245	-	-	$1,033		$329,841
Former Chief	2007	$225,000	-	-	-	-	-	$4,863		$229,863
Financial Officer	2006	$69,375			$40,671			-		$110,046

James Haran	2008	$227,404	-	-	-	-	-	$7,175		$234,579
Former Executive	2007	$375,000	-	-	-	-	-	$15,150		$390,150
Vice President	2006	$338,542			$145,117			-		$483,659

Charles Zona	2008	$125,000	$100,000	-	$433,066	-	-	-		$658,066
Former Executive	2007	$300,000	-	-	-	-	-	-		$300,000
Vice President	2006	$18,182			$10,994					$29,176

(1)
Mr. Hall has been the Company’s Chief Executive Officer since August 15, 2008. Mr. Hall joined the Company as the Executive Vice President, Chief Financial Officer and Treasurer on March 25, 2008. Mr. Stanko has been the Company’s Chief Financial Officer and Treasurer since November 12, 2008. He joined the Company on April 30, 2008 as the Chief Financial Officer of NFM. Ms. Nam has been the Company’s General Counsel since she joined the Company on September 26, 2007 and was appointed Secretary on December 6, 2008. Mr. D’Loren was the Chief Executive Officer of the Company from June 6, 2006 to August 15, 2008. Mr. Meister was the Senior Vice President, Chief Financial Officer and Treasurer from September 12, 2006 to March 21, 2008. Mr. Haran was the Executive Vice President, M&A and Operations from June 6, 2006 until August 14, 2008. Mr. Zona was the Executive Vice President, Licensing and Brands from December 11, 2006 until May 30, 2008.

(2)
The amount for the year ended December 31, 2008 for Mr. Hall is based on an initial base salary of $400,000, prorated from March 25, 2008 (the date his employment commenced) to May 31, 2008, and his current base salary of $500,000, prorated from June 1, 2008 through December 31, 2008. The amount for the year ended December 31, 2008 for Mr. Stanko is based on an initial base salary of $185,000, prorated from April 30, 2008 (the date his employment commenced) to October 15, 2008, and his current base salary of $225,000, prorated from October 16, 2008 to December 31, 2008. The amount included for the year ended December 31, 2008 for Ms. Nam is based on a base salary of $250,000, prorated from January 1, 2008 through September 30, 2008, and her current base salary of $300,000, prorated from October 1, 2008 to December 31, 2008. The amounts included for the year ended December 31, 2008 for Messrs. D’Loren, Meister, Haran and Zona is based on a base salary of $750,000, $225,000, $375,000 and $300,000, respectively, prorated to their separation dates of August 15, 2008,  March 21, 2008, August 14, 2008 and May 30, 2008, respectively. See the section captioned “Employment Agreements” below for more in-depth information regarding each executive’s employment agreement and, where applicable, separation agreement. The amounts included for the year ended December 31, 2006 for Messrs. D’Loren, Meister, Haran and Zona is based on a base salary of $750,000, $225,000, $375,000 and $300,000, respectively, prorated from their employment start dates of June 6, 2006, September 12, 2006, June 6, 2006 and December 11, 2006, respectively. Mr. Meister’s amount for 2006 does not include $29,000 which was paid to Mr. Meister for services as a consultant with the Company from July 2006 until September 2006. The amount for Mr. Haran for 2006 includes a deferred bonus of $125,000 from UCC Capital that the Company assumed upon the acquisition

(3)
For the year ended December 31, 2008, Mr. Hall received a total of $375,000 in quarterly cash bonuses in accordance with the amendment to his employment agreement. Ms. Nam received $25,000 on March 31, 2008 pursuant to her original employment agreement, an additional $5,000 on March 31, 2008 as a discretionary interim bonus, and $208,000 in retention bonuses in the latter half of 2008 pursuant to the amendments to her employment agreement. Mr. Zona received $100,000  on March 31, 2008 as a discretionary interim bonus. See the section captioned “Employment Agreements” below for more in-depth information regarding payment of bonuses pursuant to each executive’s respective employment agreements and payment of discretionary interim bonuses.  For the years ended December 31, 2007 and December 31, 2006, respectively, Messrs. D’Loren, Meister, Haran and Zona did not receive any bonuses.

(4)
The amounts in the Option Awards column represents expenses for stock options in each respective year as prescribed by FAS 123R. For the year ended December 31, 2008, Mr. Hall received a grant of 250,000 stock options on June 24, 2008 in connection with his initial hire under the same terms as those stock options granted under the 2008 Retention Program. He also received 250,000 additional stock options on August 26, 2008 in connection with his promotion to the position of Chief Executive Officer. Mr. Stanko received a grant of 20,000 stock options on June 24, 2008 in connection with the 2008 Retention Program and 30,000 stock options on November 12, 2008 in connection with his promotion to the position of Chief Financial Officer and Treasurer. Ms. Nam received a grant of 25,000 stock options on March 19, 2008 in connection with a discretionary interim bonus and 100,000 stock options on June 24, 2008 in connection with the first amendment to her employment agreement under the same terms as those stock options granted under the 2008 Retention Program. On November 12, 2008, Ms. Nam voluntarily agreed to cancel, pursuant to the Stock Option Cancellation Program, 100,000 stock options that were granted to her on September 24, 2007 in accordance with her employment agreement and in connection with her hire. Mr. Meister was not granted any options in 2008.  However, pursuant to a separation agreement between the Company and Mr. Meister, the Company agreed to accelerate the vesting of the 200,000 options that he received on September 12, 2006 and extend the post-employment exercise period for those options until December 31, 2009. Mr. Zona received a grant of 25,000 options on March 19, 2008. Pursuant to a separation agreement between the Company and Mr. Zona, Mr. Zona agreed to voluntarily surrender 166,666 of his unvested options granted on December 11, 2006, and the Company agreed to accelerate the vesting of 25,000 options granted to Mr. Zona on March 19, 2008 and to extend the post-employment exercise period on the 25,000 options and his vested 83,334 options until December 31, 2009. For the year ended December 31, 2007, Messrs. D’Loren, Meister, Haran and Zona did not receive any stock option awards. For the year ended December 31, 2006, Messrs. D’Loren, Meister, Haran and Zona received option awards pursuant to the terms of their employment agreements. See “Grants of Plan-Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” and accompanying notes for additional information.

(5)
For the year ended December 31, 2008, Mr. Hall received a total of $17,766 comprised of the Company’s payment pursuant to his employment agreement of $3,267 for the employee portion of premiums for life and health insurance and $14,499 for car expenses; Ms. Nam received a total of $4,111 comprised of the Company’s payment pursuant to her employment agreement of the employee portion of premiums for life and health insurance; Mr. Haran received a total of $7,175 comprised of the Company’s payment pursuant to his employment agreement of car expenses; and Mr. Meister received a total of $1,221 comprised of the Company’s payment pursuant to his employment agreement of the employee portion of premiums for life and health insurance. For the year ended December 31, 2007 for “All Other Compensation,” Mr. Meister received a total of $4,863 comprised of the Company’s payment of the employee portion of premiums for health insurance, and Mr. Haran received a total of $15,150 comprised of the Company’s payment of car expenses. See notes 6, 7 and 8 below for discussion regarding payments to and from Mr. D’Loren in 2008, 2007 and 2006, respectively.

(6)
For the year ended December 31, 2008, Mr. D’Loren received a total of $18,143, comprised of the Company’s payment of $7,001 for the employee portion of premiums for life and health insurance, $10,764 for car expenses and $378 for club dues. The amount of “All Other Compensation” for 2008 takes into account reimbursements by Mr. D’Loren in 2008, pursuant to the Separation Agreement by and between the Company and Mr. D’Loren dated August 15, 2008 (the “D’Loren Separation Agreement”). In reviewing our executives’ compensation and expense reimbursements for 2007 and 2008, we became aware that certain expenses that the Company had agreed to pay pursuant to Mr. D’Loren’s employment agreement, such as health and life insurance premiums, in fact were not paid by the Company, whereas other expenses that arguably were not authorized under Mr. D’Loren’s employment agreement or by the Compensation Committee had been paid or reimbursed by the Company. After netting these expenses, the Company came to believe that the classification of $65,069 of expenses that we paid in 2008 and $65,923 of expenses that we paid in 2007 as business expenses or authorized perquisites was questionable. Mr. D’Loren did not agree with the Company’s conclusion. Nonetheless, pursuant to the D’Loren Separation Agreement, he reimbursed the Company $130,992, which represented the entire amount of the disputed expenses for 2008 and 2007.

(7)
For the year ended December 31, 2007, Mr. D’Loren received a total of $35,167 comprised of the Company’s payment of $13,383 for the employee portion of premiums for life and health insurance, $16,027 for car expenses, and $5,757 for club dues. The amount of “All Other Compensation” for 2007 takes into account reimbursements by Mr. D’Loren in 2008, pursuant to the D’Loren Separation Agreement.

(8)
For the year ended December 31, 2006, Mr. D’Loren received a total of $40,162 in all other compensation which included insurance premiums for life and long term disability of $28,830, car expenses of $9,842 and club dues of $1,490. This amount was not affected by the D’Loren Separation Agreement.

Grants of Plan-Based Awards Table

During fiscal year ended December 31, 2008, we granted the following stock options to our named executive officers. We did not grant any restricted stock awards. Information with respect to each of these awards on a grant-by-grant basis is set forth in the table below. All of our stock options were granted with an exercise price equal to the fair market value of our common stock on the date of grant. Under our 2006 Plan, fair market value is defined as the closing sale price of our common stock on the date of grant

Name	Grant Date	Number of Securities Underlying Options Granted (#)	Exercise or Base Price ($/Sh)	Expiration Date	Grant Date Fair Value of Option Awards

Kenneth J. Hall	06/24/08	250,000	$0.41	06/24/18	$32,534
	08/26/08	250,000	$0.41	08/26/18	$54,114

Mark E. Stanko	06/24/08	20,000	$0.41	06/24/18	$2,603
	11/12/08	30,000	$0.12	11/12/18	$107

Sue J. Nam	03/19/08	25,000	$2.83	03/19/18	$9,501
	06/24/08	100,000	$0.41	06/24/18	$13,014

Robert W. D’Loren	-	-	-	-	-

David Meister	-	-	-	-	-

James Haran	-	-	-	-	-

Charles Zona (1)	03/19/08	25,000	$0.17	12/31/09	$4,250

(1)
Pursuant to a separation agreement between the Company and Mr. Zona, Mr. Zona agreed to voluntarily surrender 166,666 of his unvested options granted on December 11, 2006 and the Company agreed to accelerate the vesting of 25,000 options granted to Mr. Zona on March 19, 2008 and to extend the post-employment exercise period on the 25,000 options until December 31, 2009. We have provided this additional information in tabular form above by the addition of an “Expiration Date” column, even though not required by SEC rules. For additional information with respect to Mr. Zona’s employment agreement and separation agreement, see “Employment Agreements - Charles A. Zona.”

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to outstanding equity-based awards at December 31, 2008 for our named executive officers. The Company has not issued any stock awards to named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Kenneth J. Hall(1)	125,000	125,000	-	$0.41	06/24/18	-	-	-	-
	125,000	125,000		$0.41	08/26/18

Mark E. Stanko(2)	10,000	10,000	-	$0.41	06/24/18	-	-	-	-
	-	30,000		$0.12	11/12/18

Sue J. Nam(3)	-	25,000		$2.83	03/19/18	-	-	-	-
	50,000	50,000		$0.41	06/24/18

Robert W. D’Loren(4)	-	-	-	-	-	-	-	-	-

David B. Meister(5)	200,000	-	-	$6.08	12/31/2009	-	-	-	-

James Haran(6)	-	-	-	-	-

Charles Zona(7)	88,334	-	-	$6.96	12/31/2009	-	-	-	-
	25,000			$0.17	12/31/2009

(1)
On June 24, 2008, Mr. Hall was granted 250,000 stock options, encompassing the initial grant of options that was supposed to have been awarded in accordance with his employment agreement and in connection with his hire but were not issued because of delays in the filing of our periodic financial statements. Mr Hall was granted the initial 250,000 stock options on terms consistent with those options granted under the 2008 Retention Program. Accordingly, the June 24, 2008 grant provided for the stock options to vest in equal amounts over four quarters after the date of grant on September 24, 2008, December 24, 2008, March 24, 2009 and June 24, 2009 and for accelerated vesting upon certain events. On August 26, 2008, in accordance with an amendment to Mr. Hall’s employment agreement in connection with his promotion to the position of Chief Executive Officer, Mr. Hall was granted an additional 250,000 stock options. The August 26, 2008 grant provides for 125,000 of the options to vest immediately upon the grant date and 125,000 of the options to vest on February 1, 2009 with accelerated vesting upon certain events. For additional information with respect to Mr. Hall’s employment agreement and amendments thereto, see “Employment Agreements – Kenneth J. Hall.”

(2)
On June 24, 2008, as part of the 2008 Retention Program, Mr. Stanko was granted 20,000 stock options, encompassing the initial grant of options that were supposed to have been awarded in connection with his hire but were not issued because of delays in the filing of our periodic financial statements. The June 24, 2008 grant provides for the options to vest in equal amounts over four quarters after the date of grant on September 24, 2008, December 24, 2008, March 24, 2009 and June 24, 2009 and for accelerated vesting upon certain events. On November 12, 2008, in accordance with his employment agreement, Mr. Stanko was granted an additional 30,000 stock options. The November 12, 2008 grant provides for the stock options to vest in equal amounts on the three anniversaries of grant and for accelerated vesting upon certain events. For additional information with respect to Mr. Stanko’s employment agreement and amendments thereto, see “Employment Agreements – Mark E. Stanko.”

(3)
On September 24, 2007, in accordance with her employment agreement and in connection with her hire, Ms. Nam was granted 100,000 stock options. The options were to vest in equal amounts on the three anniversaries of grant. On November 12, 2008, Ms. Nam voluntarily agreed to cancel the 100,000 stock options pursuant to the Stock Option Cancellation Program. On March 19, 2008, Ms. Nam was granted 25,000 stock options that vest in equal amounts on the three anniversaries of grant. On June 24, 2008, in accordance with the first amendment to Ms Nam’s employment agreement, she was granted 100,000 stock options on terms consistent with those options granted under the 2008 Retention Program. Accordingly, the June 24, 2008 grant provided for the stock options to vest in equal amounts over four quarters after the date of grant on September 24, 2008, December 24, 2008, March 24, 2009 and June 24, 2009 and for accelerated vesting upon certain events. For additional information with respect to Ms. Nam’s employment agreement and amendments thereto, see “Employment Agreements – Sue J. Nam.”

(4)
On June 6, 2006, in accordance with his employment agreement and in connection with his hire, Mr. D’Loren was granted a warrant to purchase 125,000 shares and 2,686,976 stock options. Both the warrant and stock options were to vest in equal amounts on the three anniversaries of grant. Accordingly, 83,334 shares underlying the warrant and 1,641,317 shares underlying the options vested on June 6, 2008. (Mr. D’Loren partially exercised his options and purchased 150,000 shares in 2007.) Mr. D’Loren resigned from the Company on August 15, 2008. Pursuant to his employment, separation and warrant/option grant agreements, respectively, all of Mr. D’Loren’s unexercisable warrants and options, totaling 937,325 shares, expired upon his resignation. Mr. D’Loren did not exercise any of his exercisable warrants or options, totaling 1,724,651 shares, within the 90 day post-employment exercise period provided in the warrant and option grant agreements. Thus, all of the securities underlying Mr. D’Loren’s exercisable and unexercisable warrants and options listed above expired in 2008. For additional information with respect to Mr. D’Loren’s employment agreement and separation agreement, see “Employment Agreements – Robert W. D’Loren.”

(5)
On September 12, 2006, in accordance with his employment agreement and in connection with his hire, Mr. Meister was granted 200,000 stock options that were to vest in equal amounts on the three anniversaries of grant. Accordingly, 66,667 stock options vested on September 12, 2007. On March 21, 2008, Mr. Meister’s employment was terminated without “Cause,” and all unvested options immediately vested and became fully exercisable pursuant to his employment agreement. Pursuant to a separation agreement, the Company agreed to extend the post-employment exercise period on Mr. Meister’s 200,000 options until December 31, 2009. For additional information with respect to Mr. Meister’s employment agreement and separation agreement, see “Employment Agreements - David B. Meister.”

(6)
On June 6, 2006, in accordance with his employment agreement and in connection with his hire, Mr. Haran was granted 581,788 stock options that were to vest in equal amounts on the three anniversaries of grant. Accordingly, 193,930 stock options vested on June 6, 2007. Mr. Haran resigned from the Company on August 14, 2008. Pursuant to his employment, separation and option grant agreements, respectively, all of Mr. Haran’s unexercisable options, totaling 387,858 shares, expired upon his resignation. Mr. Haran did not exercise any of his exercisable options, totaling 193,930 shares, within the 90 day post-employment exercise period provided in the option grant agreement. Thus, all of the securities underlying Mr. Haran’s exercisable and unexercisable options listed above expired in 2008. For additional information with respect to Mr. Haran’s employment agreement and separation agreement, see “Employment Agreements – James Haran.”

(7)
On December 11, 2006, in accordance with his employment agreement and in connection with his hire, Mr. Zona was granted 250,000 stock options that were to vest in equal amounts on the three anniversaries of grant. Accordingly, 83,334 stock options vested on December 11, 2007. Mr. Zona’s employment was terminated on May 30, 2008. Under his employment agreement, Mr. Zona was entitled to accelerated vesting of all unvested options of the December 2006 grant. However, pursuant to a separation agreement, Mr. Zona agreed to voluntarily surrender 166,666 of his unvested options from the December 2006 grant. The Company agreed to extend the post-employment exercise period on Mr. Zona’s vested 83,334 options through December 31, 2009, accelerate the vesting of 25,000 options granted to Mr. Zona on March 19, 2008, and extend the post-employment exercise period on the 25,000 options until December 31, 2009. For additional information with respect to Mr. Zona’s employment agreement and separation agreement, see “Employment Agreements - Charles A. Zona.”

Option Exercises and Stock Vested

None of our named executive officer exercised their respective option awards during the year ended December 31, 2008.  In addition, none of our named executive officers were ever awarded restricted stock thus had none that vested during the year ended December 31, 2008.

Employment Agreements

The form of the employment agreements for all of our executive officers holding positions at NexCen Brands are similar in structure as an initial matter, although particular agreements have been amended due to subsequent changes in circumstances. The initial term of each of the employment agreements is three years with the agreement automatically renewing for successive one-year periods, unless either party provides at least 90 days’ advance written notice of a decision not to renew. The agreements each provide for competitive base salaries, discretionary bonus opportunities calculated as a percentage of the “Bonus Pool,” as defined in the employment agreements, and customary benefit packages. The agreements each provide for a grant of options to purchase shares of the Company’s common stock, subject to the approval of the Company’s Compensation Committee, under the terms of the Company’s 2006 Plan and a customary grant agreement. The options have a 10-year term and an exercise price equal to the fair market value of the Company’s common stock on the grant date. The options typically vest and become exercisable in equal installments on each of the first three anniversaries of the grant date. Upon termination of employment, each of the agreements provide the Company with protection in the form of restrictive covenants, including non-competition, non-solicitation, and confidentiality covenants, for the benefit of NexCen. Each agreement also provides payments and other benefits, such as the immediate vesting of all unvested options and continued health care coverage, to the executive if the executive's employment were to terminate under certain circumstances, namely by the Company without “Cause,” by the executive for “Good Reason,” by the Company not renewing the agreement, or in the event of a “Change of Control,” as these terms are defined in the employment agreements.

“Bonus Pool” is defined in each employment agreement as, with respect to any fiscal year, an amount equal to 5% of the annual net income of the Company for such fiscal year, as reported by the Company in its audited annual financial statements or any other amount authorized as the “Bonus Pool” by the Board or Compensation Committee under the 2006 Management Bonus Plan or any other management bonus plan adopted by the Company.

“Cause” is defined in each employment agreement as the occurrence of one or more of the following: (i) indictment of a felony involving moral turpitude, misappropriation of Company property, embezzlement of Company funds, violation of the securities laws or dishonesty, (ii) persistent and repeated refusal to comply with material directives that are not inconsistent with the executive’s fiduciary obligations, (iii) reporting to work under the influence of alcohol or illegal drugs, or the use of illegal drugs (whether or not at the workplace), or (iv) any willful breach of certain terms of the employment agreement.

“Good Reason” is defined in each employment agreement as the occurrence, without the executive’s written consent, of one or more of the following events: (i) the Company reduces the amount of executive’s base salary, (ii) the Company requires that the executive  relocate his principal place of employment to a site that is more than 50 miles from the Company’s offices in New York City or Norcross, Georgia, as applicable, or the Company changes the location of our headquarters without the consent of the executive to a location that is more than 50 miles from such location, (iii) the Company materially reduces the executive’s responsibilities or removes the executive from his position other than pursuant to a termination of his employment for Cause or upon the executive’s death or disability, (iv) the failure or unreasonable delay of the Company to provide to the executive any of the payments or benefits due under the employment agreement, or (v) the Company otherwise materially breaches the terms of the employment agreement.

A “Change of Control” is defined in each employment agreement by reference to our 1999 Equity Incentive Plan or 2006 Plan, which is defined to include a change in majority of our Board of Directors, consummation of certain mergers, the sale of all or substantially all of our assets or the acquisition of at least 80% of the undiluted total voting power of our then-outstanding securities. In addition, if within twelve months following a change of control, our named executive officers are terminated without “Cause” or they terminate their employment for “Good Reason,” then all unvested stock options, shares of restricted stock and other equity awards shall vest immediately, and remain exercisable for the lesser of 180 days after termination or the remaining term of the applicable grant.

Employment Agreements for Named Executive Officers Who Are Currently Officers of the Company

Kenneth J. Hall

On March 25, 2008, Mr. Hall joined the Company as Executive Vice President, Chief Financial Officer and Treasurer. In connection with his hire, we entered into an employment agreement, which was subsequently amended when he became our Chief Executive Officer on August 15, 2008.

Original Employment Agreement

Pursuant to the original terms of his employment agreement, Mr. Hall received an initial annual base salary of $400,000, subject to periodic review and upward adjustment; participation in customary employee benefit programs; the Company’s payment of, or reimbursement for, certain insurance premiums; and a monthly automobile allowance comparable to other senior executive officers (but in no event less than $1,250 per month). (Mr. Halls’ base salary was increased to $500,000 effective June 1, 2008 under the amendment to his employment agreement discussed below.) For each calendar year during the term of the employment agreement, Mr. Hall was and is eligible to receive an annual performance-based bonus calculated as a percentage of the “Bonus Pool,” based on achieving annual performance goals recommended by the Chief Executive Officer and subject to review and confirmation by the Compensation Committee or Board of Directors. No such annual bonus was paid to Mr. Hall in 2008.

Pursuant to the original terms of his employment agreement, Mr. Hall also was to be granted a total of 250,000 stock options, subject to the approval of the Company’s Compensation Committee, under the terms of the Company’s 2006 Plan and a customary grant agreement. The options were to vest and become exercisable in equal installments on each of the first three anniversaries of the grant date, which under the Company’s policy was to be the third trading day after the Company publicly announces financial results for the three month period ending March 31, 2008. Although the Compensation Committee approved the grant of options, the Company was delayed in filing its periodic financial reports. Mr. Hall’s 250,000 options ultimately were granted on June 24, 2008 with the same terms as the stock options granted on that date under the broader 2008 Retention Program, namely vesting over four quarters instead of three years and an exercise period of twelve months after termination of employment.

Under the original terms of his employment agreement, if (i) we terminated Mr. Hall’s employment without “Cause,” (ii) Mr. Hall terminated his employment for “Good Reason,” (iii) or we did not renew the agreement, he would have been entitled to receive a severance package consisting of:

•	any earned but unpaid base salary through the date of employment termination and any declared but unpaid annual bonus;
•
an amount equal to his base salary (at the rate then in effect) for the greater of the remainder of the initial three year term or eighteen months, payable over a six-month period or such shorter period as is required to comply with Section 409A of the Internal Revenue Code and applicable regulations adopted thereunder;

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

•	accelerated vesting of all unvested options issued under the employment agreement with the vested options remaining exercisable for twelve months.

Under the original terms of his employment agreement, if Mr. Hall’s employment had been terminated without Cause or if he had resigned for Good Reason within a year of a Change of Control, he would have been entitled to receive the same severance as described above. However, the amount of severance would have been increased to equal $100 less than two times the sum of (i) Mr. Hall’s base salary (at the rate in effect on the date of termination) and (ii) the annual bonus paid to Mr. Hall in the year prior to such Change of Control. However, if the severance payment owed to Mr. Hall would have constituted an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code), then his severance would have been reduced to the largest amount that would not have resulted in receipt by Mr. Hall of an “excess parachute payment.”  The severance provisions under the original employment agreement were amended as discussed below.

During the term of employment and for two years thereafter, or one year if Mr. Hall’s employment is terminated without Cause or if he resigns for Good Reason, Mr. Hall agreed not to compete with the Company. In addition, for two years following the term of employment, Mr. Hall agreed not to (i) solicit, induce or attempt to induce any customer, supplier, licensee or other business relation to cease doing business with the Company, (ii) solicit, induce or attempt to induce any person who is, or was during the then-most recent one year period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries to terminate such employee’s employment with the Company, or hire any such person unless such person’s employment was terminated by the Company, or (iii) in any way interfere with the relationship between any customer, supplier, licensee, employee or business relation of the Company or any of its subsidiaries.

Amendment

On August 15, 2008, we entered into an amendment to Mr. Hall’s employment agreement in connection with his promotion to the position of Chief Executive Officer. Under that amendment, Mr. Hall’s base salary was increased to $500,000 (retroactive to June 1, 2008). The amendment also provided that, commencing with the calendar quarter ending on June 30, 2008, Mr. Hall would be entitled to payment of  a minimum quarterly bonus equal to 25% of Mr. Hall’s base salary in effect on the last day of the calendar quarter to which such minimum bonus relates (or, if applicable, on the date of any termination of Mr. Hall’s employment during the quarter).  As a result, Mr. Hall will be entitled to an annual minimum bonus equal to 100% of this base salary.

Mr. Hall also was awarded an additional stock option grant of 250,000 options, 125,000 of which vested upon the date of grant and the remaining 125,000 vesting on February 1, 2009 contingent upon Mr. Hall’s continued employment with the Company on such date.

The provisions regarding severance were amended so that if (i) we terminate Mr. Hall’s employment without “Cause,” (ii) Mr. Hall terminates his employment for “Good Reason,” (iii) or we do not renew the agreement, he is entitled to a severance payment under the following new formula, with all other severance benefits remaining the same:

•
an amount equal to the greater of (x) his base salary (at the rate then in effect) for the remainder of the initial three year term or (y) two times the sum of (1) his base salary (at the rate then in effect) and (2) a bonus calculated as 100% of Mr. Hall’s base salary at the rate then in effect, but in any event not to exceed $1,400,000 in the event that Mr. Hall’s employment is terminated on or before January 31, 2009, with any such payment to be paid over a six-month period or such shorter period as is required to comply with Section 409A of the Internal Revenue Code and applicable regulations adopted thereunder;

The provisions regarding severance in the event of a Change of Control were amended to calculate severance as $100 less than two times the sum of Mr. Hall’s base salary at the rate then in effect plus a bonus calculated as 100% of that base salary.

Finally, the amendment requires that Mr. Hall travel to the Company’s Norcross, Georgia office not less than once a month, so long as such travel does not interfere with his performance of his obligations and responsibilities as the Company’s Chief Executive Officer.
Other than these changes, the terms of Mr. Hall’s original employment agreement remain in effect.

Mark E. Stanko

On November 12, 2008, Mr. Stanko became the Company’s Chief Financial Officer and Treasurer, while retaining his duties as Chief Financial Officer of NFM. In connection with this promotion, we entered into an employment agreement on November 12, 2008 whereby Mr. Stanko receives an annual base salary of $225,000 effective as of October 16, 2008, subject to periodic review and upward adjustment, and participation in customary employee benefit programs. For each calendar year during the term of the employment agreement, Mr. Stanko also is eligible to receive an annual performance-based bonus calculated as a percentage of the “Bonus Pool,” based on achieving annual performance goals recommended by the Chief Executive Officer and subject to review and confirmation by the Compensation Committee or Board of Directors. No such annual bonus was paid to Mr. Stanko in 2008.

Pursuant to his employment agreement, on November 12, 2008, Mr. Stanko was granted options to purchase a total of 30,000 shares of the Company’s common stock under the terms of the Company’s 2006 Plan and a customary grant agreement. The options are to vest and become exercisable in equal installments on each of the first three anniversaries of the grant date.

If (i) we terminate Mr. Stanko’s employment without “Cause,” (ii) Mr. Stanko terminates his employment for “Good Reason,” or (iii) we do not renew the agreement, he will be entitled to receive a severance package consisting of:

•	any earned but unpaid base salary through the date of employment termination and any declared but unpaid annual bonus;
•
an amount equal to his base salary (at the rate then in effect) for twelve months, payable over a six-month period or such shorter period as is required to comply with Section 409A of the Internal Revenue Code and applicable regulations adopted thereunder;

•
continued participation in NexCen’s group medical plan on the same basis as he previously participated or receive payment of, or reimbursement for, COBRA premiums (or, if COBRA coverage is not available, reimbursement of premiums paid for other medical insurance in an amount not to exceed the COBRA premium) for twelve months following termination, subject to termination of this arrangement if a successor employer provides him with health insurance coverage; and

•	accelerated vesting of all unvested options issued under the employment agreement with the vested options remaining exercisable for 90 days pursuant to the 2006 Plan.

If Mr. Stanko’s employment is terminated without Cause or if he resigns for Good Reason within a year of a Change of Control, he will be entitled to receive the same severance as described above, however, the amount of severance would be increased to equal $100 less than one times the sum of (i) Mr. Stanko’s base salary (at the rate in effect on the date of termination) and (ii) the annual bonus paid to Mr. Stanko in the year prior to such Change of Control. However, if the severance payment owed to Mr. Stanko would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code), then his severance will be reduced to the largest amount that will not result in receipt by Mr. Stanko of an “excess parachute payment.”

During the term of employment and for one year thereafter, or six months if Mr. Stanko’s employment is terminated without Cause or if he resigns for Good Reason, Mr. Stanko agreed not to compete with the Company. In addition, for one year following the term of employment, Mr. Stanko agreed not to (i) solicit, induce or attempt to induce any customer, supplier, licensee or other business relation to cease doing business with the Company, (ii) solicit, induce or attempt to induce any person who is, or was during the then-most recent one year period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries to terminate such employee’s employment with the Company, or hire any such person unless such person’s employment was terminated by the Company, or (iii) in any way interfere with the relationship between any customer, supplier, licensee, employee or business relation of the Company or any of its subsidiaries.

Sue J. Nam

On September 24, 2007, Ms. Nam joined the Company as General Counsel. In connection with her hire, we entered into an employment agreement on August 29, 2007, which was subsequently amended as of July 15, 2008 and September 26, 2008.

Original Employment Agreement

Pursuant to the original terms of her employment agreement, Ms. Nam received an initial annual base salary of $215,000, subject to periodic review and upward adjustment; participation in customary employee benefit programs; and the Company’s payment of, or reimbursement for, certain insurance premiums (her base salary was increased to $250,000 effective January 1, 2008, and later increased to $300,000 effective October 1, 2008 under the second amendment to her employment agreement discussed below). For each calendar year during the term of the employment agreement, Ms. Nam was and is eligible to receive an annual performance-based bonus calculated as a percentage of the “Bonus Pool,” based on achieving annual performance goals recommended by the Chief Executive Officer and subject to review and confirmation by the Compensation Committee or Board of Directors. No such annual bonus was paid to Ms. Nam in 2008, but Ms. Nam did receive an interim discretionary bonus of $5,000 (paid on March 31, 2008) and an award of 25,000 options (granted on March 19, 2008). In addition, she was paid $25,000 on March 31, 2008 pursuant to her original employment agreement, which provided for such one-time payment.

Pursuant to the  original terms of her employment agreement, on September 24, 2008, Ms. Nam also was granted options to purchase a total of 100,000 shares of the Company’s common stock under the terms of the Company’s 2006 Plan and a customary grant agreement. The options were to vest and become exercisable in equal installments on each of the first three anniversaries of the grant date. On November 12, 2008, Ms. Nam voluntarily agreed to cancel the 100,000 options pursuant to the Stock Option Cancellation Program.

Under the original terms of her employment agreement, if (i) we terminated Ms. Nam employment without “Cause,” (ii) Ms. Nam terminated her employment for “Good Reason,” or (iii) we did not renew the agreement, she would have been entitled to receive a severance package consisting of:

•	any earned but unpaid base salary through the date of employment termination and any declared but unpaid annual bonus;
•
an amount equal to her base salary (at the rate then in effect) for six months, payable over a six-month period or such shorter period as is required to comply with Section 409A of the Internal Revenue Code and applicable regulations adopted thereunder;

•
continued participation in NexCen’s group medical plan on the same basis as she previously participated or receive payment of, or reimbursement for, COBRA premiums (or, if COBRA coverage is not available, reimbursement of premiums paid for other medical insurance in an amount not to exceed the COBRA premium) for six months following termination, subject to termination of this arrangement if a successor employer provides her with health insurance coverage; and

•	accelerated vesting of all unvested options issued under the employment agreement with the vested options remaining exercisable for 90 days pursuant to the 2006 Plan.

Under the original terms of her employment agreement, if Ms. Nam’s employment had been terminated without Cause or if she had resigned for Good Reason within a year of a Change of Control, she would have been entitled to receive the same severance as described above, however, the amount of severance would have been increased to equal $100 less than one times the sum of (i) Ms. Nam’s base salary (at the rate in effect on the date of termination) and (ii) the annual bonus paid to Ms. Nam in the year prior to such Change of Control. However, if the severance payment owed to Ms. Nam would have constituted an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code), then her severance would have been reduced to the largest amount that would not have resulted in receipt by Ms. Nam of an “excess parachute payment.” In addition, vested options would remain exercisable for 180 days rather than 90 days.  The severance provisions under the original employment agreement were amended as discussed below.

During the term of employment and for one year thereafter, or six months if Ms. Nam’s employment is terminated without Cause or if she resigns for Good Reason, Ms. Nam agreed not to compete with the Company. In addition, for one year following the term of employment, Ms. Nam agreed not to (i) solicit, induce or attempt to induce any customer, supplier, licensee or other business relation to cease doing business with the Company, (ii) solicit, induce or attempt to induce any person who is, or was during the then-most recent one year period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries to terminate such employee’s employment with the Company, or hire any such person unless such person’s employment was terminated by the Company, or (iii) in any way interfere with the relationship between any customer, supplier, licensee, employee or business relation of the Company or any of its subsidiaries.

First Amendment

On July 15, 2008, we entered into an amendment to Ms. Nam’s employment agreement in connection with the Company’s efforts to retain key employees. The amendment provided for the payment of retention cash bonuses of $29,000 to be paid on each of August 15, 2008, November 15, 2008, February 14, 2009 and May 15, 2009, subject to Ms. Nam’s continued employment through those dates.

Ms. Nam also was awarded an additional stock option grant of 100,000 options under the amendment with the same terms as the stock options granted under the broader 2008 Retention Program, namely vesting over four quarters instead of three years, accelerated vesting upon termination of employment without “Cause” and an exercise period of twelve months after termination of employment.

The provisions regarding severance were amended so that if (i) we terminate Ms. Nam’s employment without “Cause” or (ii) Ms. Nam terminates her employment for “Good Reason,” she is entitled to a severance payment calculated pursuant to a new formula based on twelve months (rather than six months) of her base salary, twelve months (rather than six months) of continued healthcare coverage, and a prorated retention cash bonus (based on the number of days worked during such period), with all other severance benefits remaining the same. If (i) we do not renew her agreement or (ii) we terminate Ms. Nam’s employment without “Cause” or Ms. Nam terminates her employment for “Good Reason” during any renewal term, she would be entitled to a severance payment calculated pursuant to the formula in her  original employment agreement based on six months of her base salary and six months of continued healthcare coverage.

The provisions regarding severance in the event of a Change of Control also were amended to calculate severance as $100 less than one times the sum of Ms. Nam’s base salary at the rate then in effect plus any annual bonus or retention bonus paid in the twelve month period prior to the Change of Control.  In addition, Ms. Nam would be entitled to a prorated retention cash bonus (based on the number of days worked during such period), if applicable.

Second Amendment

Ms. Nam’s employment agreement was further amended as of September 26, 2008 in connection with the Company’s additional efforts to retain certain employees of NexCen Brands after the initial bonus program proved ineffective at the parent level. The second amendment provided for a base salary increase to $300,000 per year effective on October 1, 2008 and additional cash bonuses as follows:
•	$50,000 upon the successful closing of the restructuring of the Company’s credit facility, with such bonus payable on or about October 15, 2008;
•	$50,000 upon the successful closing of the sale of the Bill Blass business;
•	$50,000 upon the successful closing of the sale of the Waverly business; and
•	$50,000 upon continued employment through March 31, 2009.

These additional bonuses are not included in any calculation of severance in the event of a Change of Control.

Other than the changes described above, the terms of Ms. Nam’s original employment agreement remain in effect.

Employment Agreements for Named Executive Officers Who Are No Longer Officers of the Company

Robert W. D’Loren

Simultaneous with the acquisition of UCC Capital, on June 6, 2006, we entered into an employment agreement with Mr. D’Loren, and he joined the Company as the Chief Executive Officer and a director. Pursuant to a Separation Agreement by and between the Company and Mr. D’Loren dated August 15, 2008, Mr. D’Loren resigned from the Company as of the date of the agreement.

Pursuant to the terms of Mr. D’Loren’s employment agreement, Mr. D’Loren received an initial annual base salary of $750,000 (which was not adjusted) and certain perquisites and benefits. For each calendar year during the term of the employment agreement, Mr. D’Loren was entitled to receive an annual incentive bonus equal to 50% of amounts awarded under the 2006 Management Bonus Plan to be payable 50% percent in cash and 50% in restricted shares of NexCen’s common stock that would vest in three equal installments over three years following the date of their issuance, unless otherwise agreed. No bonuses were paid to Mr. D’Loren or any executive under the 2006 Management Bonus Plan since its inception, and the Board of Directors formally terminated the plan on May 12, 2009.

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

In the separation agreement, the Company and Mr. D’Loren also reached a settlement with respect to certain expense discrepancies. In reviewing our executives’ compensation and expense reimbursements for 2007 and 2008, we came to realize that the Company had not paid certain expenses that we had agreed to pay pursuant to Mr. D’Loren’s employment agreement, such as health and life insurance premiums, but had paid other expenses that arguably were not authorized under Mr. D’Loren’s employment agreement or by the Compensation Committee. After netting these expenses, the Company came to believe that the classification of $130,992of expenses that we paid in 2007 and 2008 as business expenses or authorized perquisites was questionable. Although Mr. D’Loren did not agree with the Company’s assessment, he agreed to reimburse the Company all disputed expenses in the context of a separation agreement.

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

Pursuant to the terms of Mr. Meister’s employment agreement, Mr. Meister received an initial annual base salary of $225,000 (which was not adjusted), participation in customary employee benefit programs, and the Company’s payment of, or reimbursement for, certain insurance premiums. For each calendar year during the term of the employment agreement, Mr. Meister was eligible to receive an annual performance-based bonus calculated as a percentage of the “Bonus Pool,” based on achieving annual performance goals recommended by the Chief Executive Officer and subject to review and confirmation by the Compensation Committee or Board of Directors. No such annual bonus was ever paid to Mr. Meister.

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

Under the Separation and Release Agreement by and between the Company and Mr. Meister dated April 28, 2008, the Company acknowledged that Mr. Meister’s termination was without “Cause.” Consistent with the terms of Mr. Meister’s employment agreement, the Company (i) agreed to pay Mr. Meister all earned but unpaid base salary and accrued but unused vacation time (ii) agreed to pay Mr. Meister severance in an amount equal to his base salary for a period of twelve months payable over a six-month period, and (iii) agreed to allow Mr. Meister to continue to participate in the Company’s group medical plan on the same basis as he previously participated until March 21, 2009, subject to termination of this arrangement if a successor employer provides him with health insurance coverage. Consistent with the employment and option grant agreements, all unvested options from his September 12, 2006 grant immediately vested as of the date of termination and became fully exercisable. In the separation agreement, the Company provided the additional benefit of an extension of the post-employment exercise period for Mr. Meister’s 200,000 options until December 31, 2009. Mr. Meister provided a general release in favor of the Company and agreed to abide by certain continuing obligations of his employment agreement, including the non-solicitation, non-competition, confidentiality, non-interference and non-disparagement provisions.

James Haran

Simultaneous with the acquisition of UCC Capital in June 2006, we entered into an employment agreement with Mr. Haran. Pursuant to a Separation and General Release Agreement by and between the Company and Mr. Haran dated August 14, 2008, Mr. Haran resigned from the Company as of the date of the agreement.

Pursuant to the terms of Mr. Haran’s employment agreement, Mr. Haran received an initial annual base salary of $375,000 (which was not adjusted) and participation in customary employee benefit programs. For each calendar year during the term of the employment agreement, Mr. Haran was eligible to receive an annual performance-based bonus calculated as a percentage of the “Bonus Pool,” based on achieving annual performance goals recommended by the Chief Executive Officer and subject to review and confirmation by the Compensation Committee or Board of Directors. No such annual bonus was ever paid to Mr. Haran.

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

Pursuant to the terms of the employment agreement, Mr. Zona received an initial annual base salary of $300,000 (which was not adjusted) and participation in customary employee benefit programs. For each calendar year during the term of the employment agreement, Mr. Zona was eligible to receive an annual performance-based bonus calculated as a percentage of the “Bonus Pool,” based on achieving annual performance goals recommended by the Chief Executive Officer and subject to review and confirmation by the Compensation Committee or Board of Directors. No such annual bonus was ever paid to Mr. Zona, but Mr. Zona did receive an interim discretionary bonus of $100,000 (paid on March 31, 2008) and an award of 25,000 options (granted on March 19, 2008).

On December 11, 2006, as contemplated by the employment agreement, Mr. Zona was granted options to purchase a total of 250,000 shares of the Company’s common stock pursuant to the terms of the Company’s 2006 Plan. See “Outstanding Equity Awards at Fiscal Year-End” table for details of Mr. Zona’s stock options.

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

•	accelerated vesting of all unvested options issued on December 11, 2006 pursuant to the 2006 Plan.

Under the Separation and Release Agreement by and between the Company and Mr. Zona dated June 26, 2008, the Company acknowledged that Mr. Zona’s termination was without “Cause.” Consistent with the terms of Mr. Zona’s employment agreement, the Company (i) agreed to pay Mr. Zona all earned but unpaid base salary and accrued but unused vacation time, (ii) agreed to pay Mr. Zona severance in an amount equal to his base salary for a period of six months payable over a six-month period, and (iii) agreed to allow Mr. Zona to continue to participate in the Company’s group medical plan on the same basis as he previously participated until May 30, 2009, subject to termination of this arrangement if a successor employer provides him with health insurance coverage. Although Mr. Zona was entitled to accelerated vesting of all unvested options under his employment agreement, he agreed to voluntarily surrender 166,666 of his unvested options granted on December 11, 2006. The Company agreed to extend the post-employment exercise period on Mr. Zona’s vested 83,334 options through December 31, 2009, accelerate the vesting of 25,000 options granted to Mr. Zona on March 19, 2008, and extend the post-employment exercise period on the 25,000 options until December 31, 2009. Mr. Zona provided a general release in favor of the Company and agreed to abide by certain continuing obligations of his employment agreement, including the non-solicitation, non-competition, confidentiality, non-interference and non-disparagement provisions, as amended.

Actual Payments to Named Executive Officers Upon Separation

The following table provides a summary of the actual amounts of payments and benefits provided to the named executive officers who are no longer officers under their respective separation agreements in 2008.

Name	Cash Severance Payment ($)	Continuation of Medical/Welfare Benefits (Present Value) ($)(1)	Value of Accelerated Vesting of Equity Awards ($)(2)	Accrued but Unused Paid Time off ($)	Total Termination Benefits ($)
Robert W. D’Loren	$0	$14,722	$0	$0	$14,722

David B. Meister	$225,000	$15,330	$256,994	$26,827	$524,151

James Haran	$281,250	$14,722	$0	$0	$295,972

Charles Zona	$150,000	$9,466	$372,165	$29,000	$560,631

(1)	Calculated at insurance premium rates in effect at December 31, 2008 for the period of time of the benefit.

(2)
This amount represents the unamortized portion of the expense related to the accelerated vesting of stock options granted to those named executive officers whose employment was terminated without Cause, as of the date of termination, the event that triggered acceleration.

Potential Post-Employment Payments to Named Executive Officers Who Are Current Officers

The employment agreements with each of our named executive officers who are current officers provide for certain payments and other benefits if the executive’s employment is terminated under circumstances specified in his or her employment agreement, including a “Change of Control” of the Company. The following table provides information with respect to potential post-employment payments for named executive officers, who are current officers of the Company in the event of:

•	Voluntary termination;
•	Involuntary termination without “Cause” or termination by the executive for “Good Reason;”
•	Termination without “Cause” or termination by the executive for “Good Reason” within twelve months of a “Change of Control;” or
•	Separation due to disability or death.

We have provided additional information concerning these termination events following the table. The amounts of potential payments in the following tables are hypothetical and calculated based on the rules of the SEC and as if the named executive officers’ respective employment terminated as of December 31, 2008. The value of what was actually paid by the Company in 2008 upon the respective separations of certain of our named executive officers is provided above.

Name	Payment/Benefits Upon Termination ($)	Voluntary Termination/ With Cause ($)	Involuntary Termination Without Cause/Termination With Good Reason ($)	Separation Due to Change of Control ($)	Separation Due to Death/Disability ($)
Kenneth J. Hall	Accrued but unused vacation time	$1,923	$1,923	$1,923	$1,923

	Declared but unpaid annual bonus	$0	$0	$0	n/a

	Severance payment	n/a	$1,400,000	$1,999,900	n/a

	Continued healthcare coverage (1)	n/a	$31,195	$31,195	n/a

	Value of Accelerated Vesting of Equity Awards(2)	n/a	$35,852	$35,852	n/a

	Total:	$1,923	$1,468,970	$2,068,870	$1,923

Mark E. Stanko	Accrued but unused vacation time	$6,599	$6,599	$6,599	$6,599

	Declared but unpaid annual bonus	$0	$0	$0	n/a

	Severance payment	n/a	$225,000	$224,900	n/a

	Continued healthcare coverage (1)	n/a	$20,297	$20,297	n/a

	Value of Accelerated Vesting of Equity Awards(2)	n/a	$4,690	$4,690	n/a

	Total:	$6,599	$256,586	$256,486	$6,599

Sue J. Nam	Accrued but unused vacation time	$5,192	$5,192	$5,192	$5,192

	Declared but unpaid annual bonus	$0	$0	$0	n/a

	Severance payment	n/a	$300,000	$357,900	n/a

	Continued healthcare coverage(1)	n/a	$11,780	$11,780	n/a

	Value of Accelerated Vesting of Equity Awards(2)	n/a	$38,735	$38,735	n/a

	Total:	$5,192	$355,707	$413,607	$5,192

(1)	Calculated at the present value of insurance premiums to be paid over the benefit period:

Kenneth J. Hall - 1.5 years
Mark E. Stanko - 1 year
Sue J. Nam - 1 year

(2)	This amount represents the unamortized portion of the expense related to each respective named executive officer’s acceleration of stock option awards as of December 31, 2008.

Voluntary Termination by the Executive, Termination by the Company for “Cause,” or Termination Due to Death or Disability

Under each of the named executive officer’s respective employment agreement, the executive will be entitled to receive his or her base salary through the termination date and any other accrued benefits, but will not be entitled to receive any severance benefits or any other benefits after the termination date.

Involuntary Termination without “Cause” or Termination by the Executive for “Good Reason”

Under Mr. Hall’s employment agreement, the cash severance payment upon termination is capped at $1,400,000 for terminations occurring on or before January 31, 2009. After January 31, 2009, severance is calculated as an amount equal to the greater of (x) his base salary (at the rate then in effect) for the remainder of the initial three year term or (y) two times the sum of (1) his base salary (at the rate then in effect) and (2) a bonus calculated as 100% of Mr. Hall’s base salary at the rate then in effect. The employment agreements of Mr. Stanko and Ms. Nam respectively provide that their cash severance amount is calculated as an amount equal their respective annual base salary at the rate then in effect.

Involuntary Termination without “Cause” or Termination by the Executive for “Good Reason” in Connection with a “Change of Control”

Under Mr. Hall’s employment agreement, Mr. Hall’s severance payment in connection with a “Change of Control” would equal to $100 less than two times the sum of his base salary at the rate then in effect plus a bonus calculated as 100% of his base salary at the rate then in effect. Under Mr. Stanko’s employment agreement, Mr. Stanko’s separation amount would equal $100 less than one times his base salary at the rate then in effect and any annual bonus received in the prior year. Under Ms. Nam’s employment agreement, Ms. Nam’s separation amount would equal $100 less than one times her base salary at the rate then in effect and any annual bonus received in the prior year and certain of the retention bonuses received in the prior year. For each of our named executive officers, in the event that the foregoing calculation, together with all other cash and non-cash amounts that the executive has the right to receive from us, would result in the severance payment being treated as an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then the payment is reduced automatically to the largest amount that will not result in the payment being treated as an “excess parachute payment.” Because this formula is intended to avoid the lump sum being treated as a parachute payment subject to an excise tax under the tax code, we do not provide for any “gross-up” payments to cover federal excise taxes in the event that the severance payments are treated as a parachute payment.

Director Compensation

The following table sets forth compensation information for 2008 for each current and former member of our Board of Directors with the exception of Mr. D’Loren. Directors who are or were employees, such as Messrs. D’Loren and Oros, do not receive additional compensation for serving on the Board. See “Summary Compensation” table and “Grants of Plan-Based Awards” table for disclosures related to Mr. D’Loren.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)(8)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
David S. Oros	-		-	-	-	-	$152,188	(9)	$152,188

James T. Brady	$97,500	(1)	-	-	-	-	-		$97,500

Paul Caine	$75,500	(2)	-	-	-	-	-		$75,000

Jack B. Dunn, IV (former director)	$34,228	(3)	-	-	-	-	-		$34,228

Edward J. Mathias	$82,500	(4)	-	-	-	-	-		$82,500

Jack Rovner (former director)	$32,761	(5)	-	-	-	-	-		$32,761

George P. Stamas	$48,500	(6)	-	-	-	-	-		$48,500

Marvin Traub (former director)	$41,033	(7)	-	-	-	-	-		$41,033
(1)
Consists of $20,000 annual retainer, $30,000 in Board attendance fees, $12,500 retainer as chairman of the Audit Committee, $32,500 in Audit Committee meeting fees, and $2,500 retainer as chairman of the Nominating/Corporate Governance Committee. Mr. Brady currently is and was the chairman of the Audit Committee and the Nominating/Corporate Governance Committee throughout the fiscal year ended December 31, 2008.

(2)
Consists of $20,000 annual retainer, $25,500 in Board attendance fees, and $30,000 in Audit Committee meeting fees. Mr. Caine has been a member of the Audit Committee throughout the fiscal year ended December 31, 2008.

(3)
Consists of $14,728 annual retainer (which reflects payment of $5,000 each for the first and second quarter and $4,728 for the third quarter prorated to the date of resignation) and $19,500 in Board attendance fees. Mr. Dunn resigned as a director on September 25, 2008.

(4)
Consists of $20,000 annual retainer, $30,000 in Board attendance fees, $2,500 retainer as chairman of the Compensation Committee, and $30,000 in Audit Committee meeting fees. Mr. Mathias currently is and was the chairman of the Compensation Committee and a member of the Audit Committee throughout the fiscal year ended December 31, 2008.

(5)
Consists of $13,261 annual retainer (which reflects payment of $5,000 each for the first and second quarter and $3,261 for the third quarter prorated to the date of resignation) and $19,500 in Board attendance fees. Mr. Rovner resigned as a director on August 29, 2008.

(6)	Consists of $20,000 annual retainer and $28,500 in Board attendance fees.

(7)
Consists of $18,553 annual retainer (which reflects payment of $5,000 each for the first, second and third quarter and $3,533 for the fourth quarter prorated to the date of resignation) and $22,500 in Board attendance fees. Mr. Traub resigned as a director on December 4, 2008.

(8)
No stock or option awards were granted to directors in 2008. In addition, as of December 31, 2008, all of the non-qualified options granted to the directors in 2007 were cancelled either (1) voluntarily by the director through the Company’s Stock Option Cancellation Program instituted on November 12, 2008 (see Item 5 - Securities Authorized for Issuance under Equity Compensation Plans for further detail about this program) or (2) in accordance with the option grant agreements which provided that the grantee would forfeit any unvested options upon resignation.

(9)
In June 2006, Mr. Oros relinquished his position as Chief Executive Officer of the Company, remaining as Chairman. Under the terms of his amended employment agreement, for a period of three years ending in June 2009, Mr. Oros remains an employee to provide advice and guidance to the Company and to assist with the management and business transition processes. Mr. Oros receives an annual salary of $200,000 and health care coverage as an employee during this period. Starting in May 2008, Mr. Oros agreed to defer payment of his salary to provide the Company with additional liquidity. The Company recommenced payment of Mr. Oros’ salary, including the amounts deferred, in October 2008. $54,541 of Mr. Oros’ deferred 2008 salary was paid in 2009, and thus is not included in the amounts above. The Company paid $10,724 for the employee’s portion of the premiums for Mr. Oros’ health care coverage in 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information with respect to beneficial ownership of our common stock as of September 30, 2009, as to:

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

For the purposes of calculating percentage ownership, 56,951,730 shares were issued and outstanding as of September 30, 2009. For any individual, who beneficially owned shares of restricted stock that vested or shares represented by options that were or became exercisable within 60 days of September 30, 2009, those shares were treated as if outstanding for that person, but not for any other person. The address of each of the individuals and entities named below is: c/o NexCen Brands, Inc., 1330 Avenue of the Americas, 34th Floor, New York, NY 10019.

Named executive officers for 2008 and current directors:
	Beneficial Ownership of Shares
Name	Number	Percent

David S. Oros (1)	2,385,879	3.56%
James T. Brady (2)	127,500	*
Paul Caine	-	-
Edward J. Mathias (3)	175,700	*
George P. Stamas (4)	171,868	*
Kenneth J. Hall (5)	530,000	*
Mark E. Stanko (6)	20,000	*
Sue J. Nam (7)	108,334	*
Robert W. D’Loren (8)	3,692,103	6.48%
David Meister (9)	200,000	*
James Haran (10)	517,499	*
Charles A. Zona (11)	118,334	*
All named executive officers for 2008 and current directors as a group (12 Persons)		11.13%

*	Less than 1%.

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

(4)	Consists of (1) 11,268 shares of common stock owned directly by Mr. Stamas and (ii) exercisable options to purchase 160,600 shares of common stock.
(5)	Consists of (i) 30,000 shares of common stock owned directly by Mr. Hall and (ii) exercisable options to purchase 500,000 shares of common stock.
(6)	Consists of exercisable options to purchase 20,000 shares of common stock.
(7)	Consists of exercisable options to purchase 108,334 shares of common stock.
(8)
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

(9)	Consists of exercisable options to purchase 200,000 shares of common stock, which remain exercisable through December 31, 2009.
(10)	Consists of 517,499 shares of common stock owned directly by Mr. Haran.
(11)	Consists of (i) 10,000 shares of common stock owned directly by Mr. Zona and (ii) exercisable options to purchase 108,334 shares of common stock, which remain exercisable through December 31, 2009.

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

Certain Related Party Transactions for 2008

The Company receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at that firm, George P. Stamas, is a member of the Company’s Board of Directors. For the years ended December 31, 2008, 2007 and 2006, expenses related to Kirkland & Ellis LLP were approximately $2.0 million, $1.3 million, and $1.7 million, respectively. For the years ended December 31, 2008, 2007, 2006, the Company had outstanding payables due to Kirkland & Ellis LLP of approximately $989,000, $121,000, and $492,000, respectively.

In May 2008, the Company engaged FTI Consulting, Inc. (“FTI”) to assist the Company in its restructuring efforts and public relations. Since 1992, Mr. Dunn, a member of the Company’s Board of Directors, has served as a director of FTI and/or as its President and Chief Executive Officer. For the year ended December 31, 2008, expenses related to FTI were approximately $619,333.  For the year ended December 31, 2008, the Company had outstanding payables due to FTI of approximately $89,073.

In July 2007, the Company entered into an agreement with Marvin Traub Associates, Inc. an entity owned by Mr. Traub, a member of the Company’s Board of Directors, to help the Company identify, approach, and negotiate a deal with a premier U.S. based big box retail chain so that such retailer might joint venture with, or purchase a license from the Company to open MaggieMoo’s ice cream locations within their stores. Marvin Traub Associates, Inc. received a one-time retainer fee of $25,000 upon the agreement’s execution in 2007.  If the Company were successful in consuming a relationship with a third party, Marvin Traub Associates, Inc. would have received an additional $100,000 success fee. No success fee ultimately was paid.

Director Independence

See Item 10 of Part III of this Report for information regarding director independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered for NexCen by KPMG LLP, NexCen’s independent accounting firm, for the years ended December 31, 2008 and 2007 were:
	2008	2007
Audit Fees	$1,267,900	$668,211
Audit-Related Fees	232,100	287,699
Tax Fees	-	37,608
Total Fees	$1,500,000	$993,528

“Audit Fees” include time billed to NexCen for professional services rendered for the annual audit for NexCen’s consolidated financial statements, the quarterly reviews of the consolidated financial statements for fiscal years 2008 and 2007 and the audit with respect to management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007 and the effectiveness of internal control over financial reporting as of December 31, 2007.

The aggregate amount billed for all tax fees for the years ended December 31, 2008 and 2007 (see chart above under heading “Tax Fees”) principally covered tax planning, tax consulting and tax compliance services provided to NexCen.

“Audit Related Fees” for 2008 include professional services performed by KPMG LLP related primarily to Current Report on Form 8-K/A filings related to the Great American Cookies acquisition and procedures in connection with the special investigation conducted at the direction of the Audit Committee.  For 2007, these fees include professional services performed by KPMG LLP related primarily to Current Report on Form 8-K/A filings related to Bill Blass, MaggieMoo’s, Marble Slab, Pretzel Time and Pretzelmaker acquisitions and audits of the financial statements of certain of our franchise brands as required by the Federal Trade Commission in preparing Uniform Franchise Offering Circulars.

NexCen does not use our independent auditor as our internal auditor nor do we have an internal auditor.

No other professional services were rendered or fees were billed by KPMG LLP for the most recent fiscal years or for the year ending December 31, 2008 and 2007.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements required by this item are included in this Annual Report beginning on page ___.

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

*+10.1	2006 Management Bonus Plan. (Designated as Exhibit 10.4 to the Form 8−K filed on June 7, 2006)
*+10.2	2006 Long-Term Equity Incentive Plan. (Designated as Exhibit 10.1 to the Form 8−K filed on November 1, 2006)
*+10.3	Form of 2006 Long-Term Equity Incentive Plan Director Stock Option Award Agreement. (Designated as Exhibit 10.15 to the Form 10-K filed on March 16, 2007)
*+10.4	Form of 2006 Long-Term Equity Incentive Plan Employee/Management Stock Option Award Agreement. (Designated as Exhibit 10.16 to the Form 10-K filed on March 16, 2007)
*10.5	Engagement Agreement dated July 2007, by and between NexCen Brands, Inc. and Marvin Traub Associates, Inc. (Designated as Exhibit 10.1 to the Form 10-Q filed on August 9, 2007)
*+10.6	Employment Agreement dated June 6, 2006, by and between Aether Holdings, Inc. and Robert W. D’Loren. (Designated as Exhibit 10.1 to the Form 8−K filed on June 7, 2006)
*+10.7	Separation Agreement dated August 15, 2008 by and between NexCen Brands, Inc. and Robert W. D’Loren. (Designated as Exhibit 10.1 to the Form 8-K filed on August 19, 2008)
*+10.8	Employment Agreement dated September 12, 2006, by and between Aether Holdings, Inc. and David B. Meister. (Designated as Exhibit 10.1 to the Form 8−K dated September 13, 2006)
*+10.9	Separation Agreement dated April 28, 2008, by and between NexCen Brands, Inc. and David Meister. (Designated as Exhibit 10.9 to the Form 10-K/A filed on August 11, 2009)
*+10.10	Employment Agreement dated June 6, 2006, by and between Aether Holdings, Inc. and James Haran. (Designated as Exhibit 10.24 to the Form 10−K/A filed on April 30, 2007)
*+10.11	Separation and General Release Agreement dated August 14, 2008, by and between NexCen Brands, Inc. and James Haran. (Designated as Exhibit 10.4 to the Form 8-K filed on August 19, 2008)
*+10.12	Employment Agreement dated December 11, 2006, by and between NexCen Brands, Inc. and Charles A. Zona. (Designated as Exhibit 10.1 to the Form 8−K filed on December 13, 2006)
*+10.13	Separation Agreement and Release of Claims dated June 26, 2008, by and between NexCen Brands, Inc. and Charles A. Zona. (Designated as Exhibit 10.1 to the Form 8-K filed on June 27, 2008)
*+10.14	Employment Agreement dated August 29, 2007, by and between NexCen Brands, Inc. and Sue Nam. (Designated as Exhibit 10.1 to the Form 10-Q filed on November 9, 2007)
+10.15	Amendment No. 1 to Employment Agreement dated July 15, 2008, by and between NexCen Brands, Inc. and Sue Nam.
+10.16	Amendment No. 2 to Employment Agreement dated September 26, 2008, by and between NexCen Brands, Inc. and Sue Nam.
*+10.18	Employment Agreement dated March 19, 2008, by and between NexCen Brands, Inc. and Kenneth J. Hall. (Designated as Exhibit 10.2 to the Form 8-K filed on August 19, 2008)
*+10.19	Amendment No. 1 to Employment Agreement dated August 15, 2008, by and between NexCen Brands, Inc. and Kenneth J. Hall. (Designated as Exhibit 10.3 to the Form 8-K filed on August 19, 2008)
*+10.20
Employment Agreement dated  November 12, 2008, by and between NexCen Brands, Inc., NexCen Franchise Management, Inc. and Mark Stanko.  (Designated as Exhibit 10.1 to the Form 8-K filed on November 12, 2008)

+10.21	Employment Agreement dated July 1, 2008, by and between NexCen Brands, Inc. and Chris Dull.
+10.22	Amended and Restated Employment Agreement effective as of June 30, 2009 by and between NexCen Brands, Inc. and Chris Dull.
*10.23
Amended and Restated Security Agreement, by and among NexCen Holding Corp., the Subsidiary Borrowers Parties thereto and BTMU Capital Corporation, dated August 15, 2008.  (Designated as Exhibit 10.1 to the Form 8-K filed on August 21, 2008)

*10.24
First Amendment to Amended and Restated Security Agreement by and among NexCen Brands, Inc., NexCen Holding Corp., the Subsidiary Borrowers parties thereto and BTMU Capital Corporation dated September 11, 2008.  (Designated as Exhibit 10.16 to the Form 10-K/A filed on August 11, 2009)

*10.25
Second Amendment to Amended and Restated Security Agreement by and among NexCen Brands, Inc., NexCen Holding Corp., the Subsidiary Borrowers parties thereto and BTMU Capital Corporation dated December 24, 2008.  (Designated as Exhibit 10.1 to the Form 8-K filed on December 29, 2008)

*10.26
Amended and Restated Note Funding Agreement, by and among NexCen Holding Corporation, the Subsidiary Borrowers Parties thereto, NexCen Brands, Inc. and BTMU Capital Corporation, dated August 15, 2008.  (Designated as Exhibit 10.2 to the Form 8-K filed on August 21, 2008)

*10.27
Amended and Restated Franchise Management Agreement, by and between NexCen Franchise Management, Inc. and Athlete’s Foot Brands, LLC, dated August 15, 2008.  (Designated as Exhibit 10.3 to the Form 8-K filed on August 21, 2008)

*10.28
Second Amended and Restated Brand Management Agreement, by and among NexCen Brand Management, Inc., NexCen Holding Corporation, Bill Blass Jeans, LLC and Bill Blass International, LLC, dated August 15, 2008.  (Designated as Exhibit 10.4 to the Form 8-K filed on August 21, 2008)

*10.29
Second Amended and Restated Brand Management Agreement, by and between NexCen Brand Management, Inc. and WV IP Holdings, LLC, dated August 15, 2008. (Designated as Exhibit 10.5 to the Form 8-K filed on August 21, 2008)

*10.30
Second Amended and Restated Franchise Management Agreement, by and among NexCen Franchise Management, Inc., PT Franchise Brands, LLC and PT Franchising, LLC, dated August 15, 2008.  (Designated as Exhibit 10.6 to the Form 8-K filed on August 21, 2008)

*10.31
Second Amended and Restated Franchise Management Agreement, by and among NexCen Franchise Management, Inc., PM Franchise Brands, LLC and PM Franchising, LLC, dated August 15, 2008.  (Designated as Exhibit 10.7 to the Form 8-K filed on August 21, 2008)

*10.32
Amended and Restated Franchise Management Agreement, by and among NexCen Franchise Management, Inc., Marble Slab Franchise Brands, LLC and Marble Slab Franchising, LLC, dated August 15, 2008.  (Designated as Exhibit 10.8 to the Form 8-K filed on August 21, 2008)

*10.33
Amended and Restated Franchise Management Agreement, by and among NexCen Franchise Management, Inc., MaggieMoo’s Franchise Brands, LLC and MaggieMoo’s Franchising, LLC, dated August 15, 2008.  (Designated as Exhibit 10.9 to the Form 8-K filed on August 21, 2008)

*10.34
Amended and Restated Franchise Management Agreement, by and among NexCen Franchise Management, Inc. GAC Franchise Brands, LLC and GAC Franchising, LLC, dated August 15, 2008.  (Designated as Exhibit 10.10 to the Form 8-K filed on August 21, 2008)

*10.35
Amended and Restated Supply Management Agreement, by and between NB Supply Management Corp. and GAC Supply, LLC, dated August 15, 2008.  (Designated as Exhibit 10.11 to the Form 8-K filed on August 21, 2008)

*10.36
Amended and Restated Supply Management Agreement, by and between NB Supply Management Corp. and GAC Manufacturing, LLC, dated August 15, 2008.  (Designated as Exhibit 10.12 to the Form 8-K filed on August 21, 2008)

*10.37
Omnibus Amendment dated January 27, 2009 by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, the Managers parties thereto, and BTMU Capital Corporation.  (Designated as Exhibit 10.1 to the Form 8-K filed on January 29, 2009)

*10.38
Waiver and Omnibus Amendment dated July 15, 2009 by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, the Managers parties thereto, and BTMU Capital Corporation.  (Designated as Exhibit 10.1 to the Form 8-K filed on July 20, 2009)

*10.39
Omnibus Amendment dated August 6, 2009 by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, the Managers parties thereto, and BTMU Capital Corporation.  (Designated as Exhibit 10.3 to the Form 8-K filed on August 6, 2009)

*10.40
Australia License Agreement dated August 6, 2009, by and among TAF Australia, LLC, The Athlete’s Foot Australia Pty Ltd. and RCG Corporation Ltd. (Designated as Exhibit 10.1 to the Form 8-K filed on August 6, 2009)

*10.41
New Zealand License Agreement dated August 6, 2009, by and among TAF Australia, LLC, The Athlete’s Foot Australia Pty Ltd. and RCG Corporation Ltd. (Designated as Exhibit 10.2 to the Form 8-K filed on August 6, 2009)

*10.42
Settlement and Release Agreement dated January 29, 2008 by and among NexCen Brands, Inc., Great American Cookie Company Franchising, LLC, Mrs. Fields Famous Brands, LLC, Mrs. Fields Original Cookies, Inc. and certain Franchisees. (Designated as Exhibit 10.1 to the Form 8−K filed on January 29, 2008)

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

*  Incorporated by reference.

**  These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part of this Annual Report or as a separate disclosure document.

+  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on
October 6, 2009

NEXCEN BRANDS, INC.

By:	/s/ Kenneth J. Hall
KENNETH J. HALL
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David S. Oros	Chairman of the Board	October 6, 2009
DAVID S. OROS

/s/ Kenneth J. Hall	Chief Executive Officer	October 6, 2009
KENNETH J. HALL

/s/ Mark E. Stanko	Chief Financial Officer	October 6, 2009
MARK E. STANKO

/s/ James T. Brady	Director	October 6, 2009
JAMES T. BRADY

/s/ Paul Caine	Director	October 6, 2009
PAUL CAINE

/s/ Edward J. Mathias	Director	October 6, 2009
EDWARD J. MATHIAS

/s/ George P. Stamas	Director	October 6, 2009
GEORGE P. STAMAS