Form 10-Q
period 2009-03-31
NexCen Brands, Inc.
filed 2009-10-06
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

This Report for the quarter ended March 31, 2009 is our first quarterly report since we filed our Quarterly Report for the quarter ended September 30, 2007. We did not file our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2008. Instead, our Annual Report for the fiscal year ended December 31, 2008 (the “2008 10-K”) contains our consolidated financial statements for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008. Because of the delay in our periodic reporting and the changes that have occurred in our business, in lieu of filing the delayed Quarterly Reports for 2008, we included in the 2008 10-K substantially all of the information required to be included in the Quarterly Reports for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008.

FORWARD-LOOKING STATEMENTS

In this Report, we make statements that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect,” and similar expressions often indicate that a statement is a “forward-looking statement.” Statements about non-historic results also are considered to be forward-looking statements.  None of these forward-looking statements are guarantees of future performance or events, and they are subject to numerous risks, uncertainties and other factors.  Given the risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements.  Factors that could cause or contribute to such differences include those discussed throughout this Report, in Item 1A, under the heading “Risk Factors,” of our 2008 10-K, and our other periodic reports filed with the Securities and Exchange Commission. Forward-looking statements reflect our reasonable beliefs and expectations as of the time we make them, and we have no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

NEXCEN BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q
THE QUARTER ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

NEXCEN BRANDS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2009 (Unaudited)	2008
ASSETS
Cash and cash equivalents	$7,293	$8,293
Short-term restricted cash	1,000	—
Trade receivables, net of allowances of $1,329 and $1,367, respectively	4,509	5,617
Other receivables	926	834
Inventory	1,219	1,232
Prepaid expenses and other current assets	2,144	2,439
Total current assets	17,091	18,415

Property and equipment, net	3,785	4,395
Investment in joint venture	243	87
Trademarks and other non-amortizable assets	78,422	78,422
Other amortizable intangible assets, net of amortization	5,913	6,158
Deferred financing costs and other assets	5,089	5,486
Long-term restricted cash	941	940
Total assets	$111,484	$113,903

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$8,475	$9,220
Restructuring accruals	66	153
Deferred revenue	3,049	4,044
Current portion of long-term debt, net of debt discount of $528 and $541, respectively	1,182	611
Acquisition related liabilities	1,571	4,689
Total current liabilities	14,343	18,717

Long-term debt, net of debt discount of $727 and $852, respectively	140,073	140,262
Acquisition related liabilities	464	480
Other long-term liabilities	3,870	3,937
Total liabilities	158,750	163,396

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 56,951,730 and 56,670,643 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	571	569
Additional paid-in capital	2,684,690	2,681,600
Treasury stock	(1,757)	(1,757)
Accumulated deficit	(2,730,770)	(2,729,905)
Total stockholders’ deficit	(47,266)	(49,493)
Total liabilities and stockholders’ deficit	$111,484	$113,903

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Revenues:
Royalty revenues	$5,842	$5,359
Factory revenues	4,457	2,975
Franchise fee revenues	1,330	1,583
Licensing and other revenues	331	308
Total revenues	11,960	10,225

Operating Expenses:
Cost of sales	(2,837)	(2,322)
Selling, general and administrative expenses:
Franchising	(3,091)	(4,328)
Corporate	(2,084)	(4,366)
Professional fees:
Franchising	(410)	(276)
Corporate	(837)	(998)
Special Investigations	(33)	-
Depreciation and amortization	(862)	(491)
Total operating expenses	(10,154)	(12,781)

Operating income (loss)	1,806	(2,556)

Non-Operating income (expense):
Interest income	55	250
Interest expense	(2,834)	(2,279)
Financing charges	(33)	(37)
Other income (expense), net	348	(483)
Total non-operating expense	(2,464)	(2,549)

Loss from continuing operations before income taxes	(658)	(5,105)
Income taxes:
Current	(74)	(77)
Deferred	-	(1,190)
Loss from continuing operations	(732)	(6,372)
(Loss) income from discontinued operations	(133)	1,067
Net loss	$(865)	(5,305)

Loss per share (basic and diluted) from continuing operations	$(0.02)	(0.11)
Income per share (basic and diluted) from discontinued operations operations	-	0.02
Net loss per share - basic and diluted	$(0.02)	(0.09)

Weighted average shares outstanding – basic and undiluted	56,671	56,267

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(IN THOUSANDS)
(UNAUDITED)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2007	$-	$557	$2,668,289	$(2,474,126)	$(1,757)	$192,963
Net loss	-	-	-	(5,305)	-	(5,305)
Total comprehensive loss						(5,305)
Exercise of options and warrants	-	1	4	-	-	5
Stock-based compensation	-	-	3,287	-	-	3,287
Common stock issued	-	10	4,650	-	-	4,660
Balance at March 31, 2008	$-	$568	$2,676,230	$(2,479,431)	$(1,757)	$195,610

Balance at December 31, 2008	$-	$569	$2,681,600	$(2,729,905)	$(1,757)	$(49,493)
Net loss	-	-	-	(865)	-	(865)
Total comprehensive loss						(865)
Exercise of options and warrants	-	-	-	-	-	-
Stock-based compensation	-	-	138	-	-	138
Common stock issued	-	2	2,952	-	-	2,954
Balance at March 31, 2009	$-	$571	$2,684,690	$(2,730,770)	$(1,757)	(47,266)

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Cash flow from operating activities:
Net loss	$(865)	$(5,305)
Add: net loss (income) from discontinued operations	133	(1,067)
Net loss from continuing operations	(732)	(6,372)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	895	491
Stock based compensation	138	1,344
Deferred income taxes	-	1,190
Unrealized (gain) loss on investment in joint venture	(267)	104
Amortization of debt discount	139	95
Amortization of deferred financing costs	241	307
Accrued interest on Deficiency Note	540	-
Changes in assets and liabilities, net of acquired assets and liabilities:
Decrease (increase) in trade receivables, net of allowances	1,109	(410)
Increase in other receivables	(91)	(80)
Decrease in inventory	13	527
Decrease (increase) in prepaid expenses and other current assets	450	(1,196)
(Decrease) increase in accounts payable and accrued expenses	(863)	596
(Decrease) increase in restructuring	(87)	(9)
Decrease in deferred revenues	(995)	(784)
Net cash provided by (used in) operating activities from continuing operations	490	(4,197)
Net cash provided by operating activities from discontinued operations	(133)	(30)
Net cash provided by (used in) operating activities	357	(4,227)

Cash flows from investing activities:
(Increase) decrease in restricted cash	(1,000)	3,551
Purchases of property and equipment	(40)	(340)
Investment in joint venture	-	(725)
Purchase of trademarks, including registration costs	-	(32)
Distributions from joint venture	110	60
Acquisitions, net of cash acquired	(131)	(92,682)
Cash used in discontinued operations for investing activities	-	(713)
Net cash used in investing activities	(1,061)	(90,881)

Cash flows from financing activities:
Proceeds from debt borrowings	-	70,000
Financing costs	-	(1,670)
Principal payments on debt	(296)	(835)
Proceeds from the exercise of options and warrants	-	5
Cash used in discontinued operations for financing activities	-	(655)
Net cash (used in) provided by financing activities	(296)	66,845
Net decrease in cash and cash equivalents	(1,000)	(28,263)
Cash and cash equivalents, at beginning of period	8,293	46,569
Cash and cash equivalents, at end of period	$7,293	$18,306
Cash paid for interest	$1,931	$2,037
Cash paid for taxes	$129	$65

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND BASIS OF PRESENTATION

(a) BUSINESS

NexCen is a strategic brand management company that owns and manages a portfolio of seven franchised brands, operating in a single business segment: Franchising. Five of our brands (Great American Cookies, Marble Slab Creamery, MaggieMoo’s, Pretzel Time and Pretzelmaker) are in the Quick Service Restaurant (QSR) industry. The other two brands (The Athlete’s Foot and Shoebox New York) are in the retail footwear and accessories industry. All seven franchised brands are managed by NexCen Franchise Management, Inc. (“NFM”), a wholly owned subsidiary of NexCen Brands. Our franchise network, across all of our brands, consists of approximately 1,750 retail stores in approximately 40 countries.

We earn revenues primarily from the franchising, royalty, licensing and other contractual fees that third parties pay us for the right to use the intellectual property associated with our brands and from the sale of cookie dough and other ancillary products to our Great American Cookies franchisees.

(b) BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of March 31, 2009, and the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008, are unaudited. The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and our majority-owned subsidiaries. In the opinion of management, all adjustments have been made, including normal recurring adjustments, necessary to fairly present the Unaudited Condensed Consolidated Financial Statements. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the operating results for the full year. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted. The Company believes that the disclosures provided in this Report are adequate to make the information presented not misleading. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and related notes included in the Company’s 2008 10-K.

(c) LIQUIDITY AND GOING CONCERN

As of March 31, 2009, we had a total of approximately $8.3 million of cash on hand, including short-term restricted cash of $1.0 million. The entire amount of the short-term restricted cash was used as interim cash collateral from February to May 2009 pending the transfer of a letter of credit that supports certain lockbox arrangements with our commercial bank for the benefit of our lender, and thereafter became unrestricted cash on hand. (For further details, see Note 2(a) – Cash and Cash Equivalents to Unaudited Condensed Consolidated Financial Statements.) As of March 31, 2009, we also had long-term restricted cash of $0.9 million, used to secure letters of credit issued as security deposits on the Company’s leased facilities.

We anticipate that cash generated from operations will provide us with sufficient liquidity to meet the expenses related to ordinary course operations, including our debt service obligations, for at least the next twelve months. Nonetheless, market and economic conditions may worsen and negatively impact our franchisees and our ability to sell new franchises. As a result, our financial condition and liquidity raise substantial doubt about our ability to continue as a going concern. We are highly leveraged; we have no additional borrowing capacity under our credit facility with BTMU Capital Corporation (the “BTMUCC Credit Facility”); and the BTMUCC Credit Facility imposes restrictions on our ability to freely access the capital markets. In addition, the BTMUCC Credit Facility imposes various restrictions on the use of cash generated by operations. Accordingly, we continue to have some uncertainty with respect to our ability to meet non-ordinary course expenses or expenses beyond certain total limits, which are not permitted to be paid out of cash generated from operations under the terms of the BTMUCC Credit Facility, but instead must be paid out of cash on hand. If we are not able to generate sufficient cash from operations to pay our debt service obligations and our expenses, we would defer, reduce or eliminate certain expenditures, which may negatively impact our operations. Alternatively, we would seek to restructure or refinance our debt, but there can be no guarantee that BTMU Capital Corporation (“BTMUCC”) would agree to any further restructuring or refinancing plans. (See Note 7 – Long-Term Debt to Unaudited Condensed Consolidated Financial Statements for a description of the BTMUCC Credit Facility.)

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern.

(d) USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, valuation of intangible assets and estimated useful lives of identifiable intangible assets, accrued revenues, guarantees, depreciation, restructuring accruals, valuation of deferred tax assets and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

(2) ACCOUNTING POLICIES AND PRONOUNCEMENTS

(a) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments purchased with original maturities of ninety days or less. Cash and cash equivalents consisted of the following:

(in thousands)	March 31, 2009	December 31, 2008
Cash	$4,276	$6,632
Money market account	3,017	1,661
Total	$7,293	$8,293

The cash balances at March 31, 2009 and December 31, 2008 include approximately $3.6 million and $5.1 million, respectively, of cash received from franchisees and licensees that is being held in “lockbox accounts” established in connection with the BTMUCC Credit Facility to perfect the lender’s security interest in such cash receipts. These funds are applied to the principal and interest on the debt associated with our BTMUCC Credit Facility on a monthly basis then released from the “lockbox accounts” to the Company for general corporate purposes, and any excess is utilized to prepay the debt. See Note 7 – Long-Term Debt. The Company also used $1.0 million in short-term restricted cash as interim cash collateral from February to May 2009 pending the transfer of a letter of credit that supports certain lockbox arrangements with our commercial bank for the benefit of our lender. Thereafter, this restricted cash became unrestricted cash on hand.

(b) TRADE RECEIVABLES NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade receivables consist of amounts the Company expects to collect from franchisees for royalties, franchise fees and cookie dough sales, and from licensees for license fees, net of allowance for doubtful accounts of approximately $1.3 million as of March 31, 2009 and $1.4 million as of December 31, 2008. The Company provides a reserve for uncollectible amounts based on our assessment of individual accounts. Cash flows related to net changes in trade receivable balances are classified as increases or decreases in trade receivables in the consolidated statements of cash flows.

(c) INVENTORY

We value our inventories related to cookie dough manufacturing at the lower of cost (computed on the first-in, first-out method) or net realizable value.

Inventories consisted of the following at:

(in thousands)	March 31, 2009	December 31, 2008
Raw material and work in process	$785	$728
Finished goods	434	504
Total	$1,219	$1,232

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value,” which defines fair value and established a framework for measuring fair value and expands disclosures about fair value measurements. The effective date of SFAS No. 157 to fiscal years beginning after November 15, 2007 is for financial assets and financial liabilities only.

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

On January 1, 2009 as required, we adopted SFAS No. 157 for our nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis. Our nonfinancial assets and liabilities include our identifiable intangible assets. The adoption of SFAS No. 157 for our nonfinancial assets and liabilities did not have a significant effect on our results of operations or financial condition.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The carrying amounts of cash and cash equivalents and restricted cash approximate their fair values due to their short-term nature (Level 1). The fair value of debt, as included in Note 7 – Long-Term Debt, is based on the fair value of similar instruments (Level 2).

(e) PROPERTY AND EQUIPMENT, NET

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

(f) TRADEMARKS AND OTHER INTANGIBLE ASSETS

Trademarks represents the value of future royalty income associated with the ownership of the Company’s brands, namely, the Great American Cookies, MaggieMoo’s, Marble Slab Creamery, Pretzel Time, Pretzelmaker and The Athlete’s Foot (TAF) trademarks. Other intangible assets are comprised primarily of franchise agreements, which are being amortized on a straight-line basis over a period ranging from one to twenty years, and the customer/supplier relationship with Great American Cookies franchisees. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. Trademarks and the customer/supplier relationship acquired in a purchase business combination determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” At each reporting period, we assess trademarks and other intangible assets to determine if facts and circumstances have changed, requiring a re-evaluation of the estimated value. We capitalize the material costs associated with registering and maintaining trademarks.

(g) INCOME TAXES

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

(h) STOCK BASED COMPENSATION

As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments.” SFAS No. 123R requires that new share-based payments, such as grants of stock options, restricted shares, warrants, and stock appreciation rights, be measured at fair value and reported as an expense in a company’s financial statements over the requisite service period. For existing share-based payment awards granted prior to January 1, 2006, the Company has recognized, in current earnings, compensation expense over the remaining service period, if any, based on the grant date fair value of those awards as calculated for disclosure under SFAS No. 123R. However, in accordance with SFAS No. 123R, the Company no longer recognizes forfeitures as they occur. Rather, forfeitures are estimated in calculating the fair value of each award. See Note 8 – Stock Based Compensation, for the assumptions used to calculate the stock compensation expense under the fair-value method discussed above.

(i) EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company has had a net loss in each of the periods presented, basic and diluted net loss per share are the same. Options of 250,000 shares and warrants of 1.4 million shares of the Company’s common stock issued during the three months ended March 31, 2009 and 2008, respectively, have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

(j) REVENUE RECOGNITION

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

(k) ADVERTISING

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

Based on the foregoing, the Company has determined that the Marketing Funds are variable interest entities as defined by FASB Interpretation No. 46(R) - “Variable Interest Entities.” The Company is not the primary beneficiary of these variable interest entities and therefore these funds are excluded from the Unaudited Condensed Consolidated Financial Statements. Franchisee contributions to these Marketing Funds totaled approximately $1.0 million for each of the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, the Unaudited Condensed Consolidated Financial Statements of the Company included loans and advances receivable of $1.5 million due from The Athlete’s Foot Marketing Support Fund, LLC (“TAF MSF”). As of March 31, 2009 and 2008, respectively, the Company did not have any outstanding loans and advances from any other Marketing Fund. The Company also established a matching contribution program with the TAF MSF whereby the Company has agreed to match certain franchisee contributions, not to exceed $1.2 million over 12 quarters. For the three months ended March 31, 2009, the Company contributed approximately $0.1 million in matching funds to the TAF MSF.

(l)  INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company has an investment in Shoe Box Holdings, LLC (See Note 5 – Joint Venture Investments – Shoebox New York). Shoe Box Holdings, LLC is an unconsolidated joint venture, the purpose of which is to franchise high-quality and high-fashion shoes. The equity method of accounting is used for unconsolidated entities over which the Company has significant influence, generally representing ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, the Company recognizes its proportionate share of the profits and losses of the entity. The joint venture agreement specifies the distributions of capital, profit and losses.

(m) SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the three months ended March 31, 2009, the Company released approximately 281,000 shares of its common stock (valued at $10.51 per share at the time of issuance) for an aggregate value as calculated at the time of issuance of approximately $3.0 million in connection with the 2007 acquisition of MaggieMoo’s.

For the three months ended March 31, 2008, the Company issued 1.1 million shares of its common stock (valued at $4.23 per share at the time of issuance) and 300,000 warrants with an aggregate value of $5.6 million as calculated at the time of issuance in connection with the acquisition of Great American Cookies. The Company also issued 200,000 warrants to BTMUCC with an aggregate value of $0.9 million at the time of issuance  in connection with the financing of the acquisition of Great American Cookies.

On February 29, 2008, the Company applied restricted cash of approximately $3.7 million to pay principal and interest on a note issued in connection with the acquisition of Marble Slab. The restricted cash was held in escrow and was paid directly to the noteholders.

(n) RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.” SFAS No. 160 provides that noncontrolling interests in a subsidiary (minority interests) are to be recorded as a component of equity, separate from the parent’s equity. SFAS No. 160 also provides for changes in the way minority interest expense is recorded in the income statement, and will require expanded disclosure regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for years and interim periods beginning on or after December 15, 2008. The Company adopted SFAS No. 160 as of January 1, 2009. SFAS No. 160 will impact the presentation and disclosure of minority interest in the Company's Unaudited Consolidated Financial Statements.

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

In May 2009 the FASB issued FSP FAS No. 165, “Subsequent Events,” which formalizes the recognition and non-recognition of subsequent events and the disclosure requirements not addressed in other generally accepted accounting guidance. This statement is effective for the Company’s financial statements beginning with the quarterly period ended on June 30, 2009. The adoption of SFAS No. 165 will not have an impact on the financial condition or results of operations of the Company.

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

(3) PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following (in thousands):

	Estimated Useful Lives	March 31, 2009	December 31, 2008
Furniture and fixtures	7 - 10 Years	$749	$745
Computers and equipment	3 - 5 Years	1,591	1,591
Software	3 Years	701	699
Building	29 Years	966	966
Land	Unlimited	263	263
Leasehold improvements	Term of Lease	2,971	2,937
Total property and equipment		7,241	7,201
Less accumulated depreciation and amortization		(3,456)	(2,806)
Property and equipment, net of accumulated depreciation		$3,785	$4,395

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2009 and 2008 was $650,000 and $210,000, respectively.

(4) TRADEMARKS AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, the Company tests trademarks and other intangibles for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the assets below its respective carrying amount. Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value to be more or less than their respective carrying amounts. In addition, to the extent that there are significant changes in market conditions or overall economic conditions or our strategic plans change, it is possible that impairment charges related to reporting units, which are not currently impaired, may occur in the future.

Trademarks and other non-amortizable assets by brand as of March 31, 2009 and December 31, 2008 are as follows (in thousands):

	March 31, 2009	December 31, 2008
The Athlete's Foot	$11,350	$11,350
Great American Cookies	44,891	44,891
Marble Slab Creamery	9,062	9,062
MaggieMoo's	4,194	4,194
Pretzelmaker	8,925	8,925
Total	$78,422	$78,422

Other non-amortizable intangible assets consist of the customer/supplier relationships related to Great American Cookies franchisees.

Other amortizable intangible assets by brand as of March 31, 2009 and December 31, 2008 are as follows (in thousands):

	March 31, 2009	December 31, 2008
The Athlete's Foot	$2,600	$2,600
Great American Cookies	780	780
Marble Slab Creamery	1,229	1,229
MaggieMoo's	654	654
Pretzel Time	1,322	1,322
Pretzelmaker	788	788
Total Other Intangible Assets	7,373	7,373
Less: Accumulated Amortization	(1,460)	(1,215)
Total	$5,913	$6,158

Other amortizable intangible assets are comprised primarily of franchise agreements and the Pretzel Time trademarks. The Pretzel Time trademarks became amortizable during third quarter 2008 as a result of the Company’s plan to consolidate the Pretzel Time brand under the Pretzelmaker brand. These other intangible assets are being amortized generally on a straight-line basis over a period ranging from one to twenty years. Total amortization expense recorded by the Company for the three months ended March 31, 2009 and 2008 was $245,000 and $279,000, respectively.

The following table presents the future amortization expense (in thousands) expected to be recognized over the amortization period of the other intangible assets outstanding as of March 31, 2009:

	Amortization Period	For the nine months ended December 31,	For the year ended December 31,
	(Years)	2009	2010	2011	2012	2013	Thereafter

The Athlete's Foot	20	$98	$130	$130	$130	$130	$1,669
Great American Cookies	7	83	111	111	111	111	121
Marble Slab	20	46	61	61	61	61	811
MaggieMoo's	20	25	33	33	33	33	430
Pretzel Time	5	280	211	211	78	-	-
Pretzelmaker	5	125	166	166	53	-	-
Total Amortization		$657	$712	$712	$466	$335	$3,031

(5) JOINT VENTURE INVESTMENT –  SHOEBOX NEW YORK

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

The Company and VCS each contributed $725,000 to Shoe Box Holdings, LLC. TSBI contributed its knowledge and expertise in retail operations. Until the Company and VCS are re-paid their respective initial investments of $725,000, the Company and VCS each owns 50% of the capital of the joint venture entity and each receive 50% of the profits and losses. Once the Company and VCS are re-paid, each party is entitled to share equally in joint venture entity profits.

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

NexCen Franchise Management, Inc. (“NFM”) manages the Shoebox New York brand, as it does NexCen’s other brands, and receives a management fee for its services, in addition to any distributions that NexCen Brands may receive from the joint venture entity. During the three month periods ended March 31, 2009 and 2008, NFM received management fees of approximately $74,000 and $135,000, respectively, which is included in the Company’s operating income.

The joint venture, through its wholly owned subsidiary, executed in the three month ended March 31, 2009, respective franchise agreements for the development of stores in Kuwait and Aruba. There are currently 8 stores open in the United States and 5 stores open internationally in Vietnam, South Korea and Kuwait.

The Company’s investment in this joint venture was $243,000 and $87,000 at March 31, 2009 and December 31, 2008, respectively. The Company recorded equity income (loss) of $267,000 and $(104,000) for the three months ending March 31, 2009 and 2008, respectively.

(6) ACCOUNTS PAYABLE, ACCRUED EXPENSES AND RESTRUCTURING ACCRUALS

(a) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Accounts payable	$4,211	$5,883
Accrued interest payable	274	353
Accrued professional fees	1,574	901
Deferred rent - current portion	66	80
Accrued compensation and benefits	490	106
Income taxes	429	429
Refundable franchise fees and gift cards	29	24
All other	1,402	1,444

Total accounts payable and accrued expenses	$8,475	$9,220

(b) RESTRUCTURING ACCRUAL

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

A roll forward of the restructuring accrual is as follows:

(in thousands)	Employee Separation Benefits

Restructuring liability as of December 31, 2008	$153

2009 Restructuring:
Charges to continuing operations	—
Cash payments and other	(87)
Restructuring liability as of March 31, 2009	$66

 (7) LONG-TERM DEBT

(a)	BTMUCC Credit Facility

On March 12, 2007, NexCen Acquisition Corp., now NexCen Holding Corp., (“the Issuer”), a wholly owned subsidiary of the Company, entered into agreements with BTMUCC (the “Original BTMUCC Credit Facility”). In January 2008, in order to finance the acquisition of Great American Cookies, the Company and BTMUCC entered into an  amendment to the Original BTMUCC Credit Facility (the “January 2008 Amendment”).  On August 15, 2008, the Company restructured the Original BTMUCC Credit Facility and the January 2008 Amendment whereby certain NexCen entities entered into an amended and restated note funding, security, management and related agreements with BTMUCC (the “Amended Credit Facility”). The Amended Credit Facility replaced all of the agreements comprising both the Original BTMUCC Credit Facility and the January 2008 Amendment. The Amended Credit Facility was subsequently amended on September 11, 2008, December 24, 2008, January 27, 2009, July 15, 2009 and August 6, 2009 (as amended, the “BTMUCC Credit Facility”).

The BTMUCC Credit Facility is comprised of three separate tranches: Class A Franchise Notes, the Class B Franchise Note and the Deficiency Note.  The Company’s debt as of March 31, 2009 and December 31, 2008 is summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Class A Franchise Notes	$86,100	$86,300
Class B Franchise Note	41,628	41,724
Deficiency Note	14,782	14,242

Total	$142,510	$142,266

Weighted average interest rate on variable rate debt during quarter	4.45%	7.32%

The estimated fair value of the Company’s debt as of March 31, 2009 and December 31, 2008 was approximately $94.6 million and $101.0 million, respectively.

Each Class A Franchise Note is secured by substantially all of the assets of the Issuer and each of its subsidiaries (the “Co-Issuers”) and is collectively set to mature on July 31, 2013. The Class A Franchise Notes bear interest at LIBOR (which in all cases under the BTMUCC Credit Facility is the one-month LIBOR rate as in effect from time to time) plus 3.75% per year through July 31, 2011 and then LIBOR plus 5% per year thereafter until maturity on July 31, 2013.

The Class B Franchise Note is secured by substantially all of the assets of the Issuer and each Co-Issuer and is set to mature on July 31, 2011. As of January 20, 2009 through maturity, this note bears interest at a fixed rate of 8% per year. Prior to a January 27, 2009 amendment to the BTMUCC Credit Facility, the Class B Franchise Note would have bore interest at a fixed rate of 12% per year through July 31, 2009 and then 15% per year thereafter. BTMUCC will be entitled to receive a warrant covering up to 2.8 million shares of the Company’s common stock if the Class B Franchise Note has not been repaid by December 31, 2009 (“Warrant Trigger Date”) with the number of shares subject to such warrant being reduced on a pro-rata basis if less than 50% of original principal amount of the Class B Franchise Note remains outstanding on the Warrant Trigger Date. Prior to the July 15, 2009 amendment, discussed below, the Warrant Trigger Date was July 31, 2009.

The Deficiency Note represents the amounts outstanding on the note that was backed by the Bill Blass brand, which remained unpaid because the proceeds from the sale of the Bill Blass brand were insufficient to pay the related note in full. The Deficiency Note is set to mature on July 31, 2013 and bears interest at a fixed rate of 15% per year through maturity. There is no scheduled principal payment on the Deficiency Note until its maturity date, and interest is to be payment-in-kind (“PIK”) to defer cash interest payments during the term of the Deficiency Note.

The aggregate maturities of long-term debt under the BTMUCC Credit Facility on a calendar year basis as of March 31, 2009 were as follows (in thousands):

	Class A	Class B(1)	Deficiency Note(2)	Total
2009	$585	$279	$-	$864

2010	2,700	712	-	3,412

2011	3,390	40,637	-	44,027

2012	3,918	-	-	3,918

2013	75,507	-	28,471	103,978

Thereafter	-	-	-	-

Total	$86,100	$41,628	$28,471	$156,199

(1)
As discussed below, on August 6, 2009, the Company paid down $5.0 million of the Class B Franchise Note. With this payment, the principal balance of the Class B Franchise Note now due in 2011 is approximately $35.6 million.

(2)	Maturities related to the Deficiency Note include PIK interest of approximately $13.7 million.

On January 27, 2009, NexCen entered into an amendment of the credit facility, which reduced the interest rate on the Class B Franchise Note, the outstanding balance of which totaled approximately $41.7 million as of such date, to 8% per year effective January 20, 2009 through July 31, 2011, the maturity date on the Class B Franchise Note. In addition to the change in interest rate on the Class B Franchise Note, the amendment also gave the Company greater operating flexibility by: (i) reducing the debt service coverage ratio requirements for the remainder of 2009; (ii) allowing certain funds paid by supply vendors to be excluded from debt service obligations and capital expenditure limitations; (iii) revising the covenant causing a manager event of default upon NexCen filing a qualified financial statement for the 2008 fiscal year such that it applies to 2009 fiscal year and thereafter; and (iv) eliminating the requirement for valuation reports for fiscal year 2008, which would be used for measuring compliance with loan-to-value covenants, unless requested by BTMUCC.

On July 15, 2009, NexCen entered into another amendment of the BTMUCC Credit Facility. The material terms of the amendment increased certain operating expenditure limits for 2009, reduced debt service coverage ratio requirements, reduced free cash flow margin requirements, extended the time period to provide valuation reports, and waived certain potential defaults. The amendment also extended from July 31, 2009 to December 31, 2009, the trigger date on which BTMUCC would be entitled to receive warrants covering up to 2.8 million shares of the Company’s common stock if the Class B Franchise Note is not repaid by that trigger date.

On August 6, 2009, in connection with certain Australian and New Zealand license agreements (see Note 16 – Subsequent Events) NexCen entered into an amendment of the BTMUCC Credit Facility whereby the Company used $5.0 million of the licensing proceeds to pay down a portion of the Class B Franchise Note and BTMUCC released its security interest in the intellectual property that is the subject of the license agreements. The Company’s repayment will result in interest expense savings of $400,000 on an annualized basis. The August 6, 2009 amendment also permitted the Company to use up to $1.2 million of net proceeds from the license agreements for expenditures, as approved in writing by BTMUCC, including capital expenditures to expand production capabilities of its manufacturing facility to produce other products beyond cookie dough.

Although the organization, terms and covenants of the specific borrowings have changed significantly since its inception, the basic structure of the facility has remained the same. The Issuer and Co-Issuers issued notes pursuant to the terms of the credit facility. These notes were and are secured by the assets of each brand, which consist of the respective intellectual property assets and the related royalty revenues and trade receivables. The assets of each brand are held by special purpose, bankruptcy-remote entities (each, a “Brand Entity”), and the Issuer, also a special purpose, bankruptcy-remote entity, is the parent of all of the Brand Entities. The notes are cross-collateralized with each other, and each Brand Entity is a Co-Issuer of each note. Repayment of each note and all other obligations under the facility is the joint and several obligation of the Issuer and each Brand Entity. Certain other NexCen subsidiaries (the “Managers”) do not own any assets comprising the brands, but manage the various Brand Entities and are parties to management agreements that define the relationship among the Managers and the respective Brand Entities they manage. In the event that certain adverse events occur with respect to the Company or if the Managers fail to meet certain qualifications, BTMUCC has the right to replace the Managers.

NexCen Brands is not a named borrowing entity under the BTMUCC Credit Facility. However, substantially all of our revenues are earned by the Brand Entities and are remitted to “lockbox accounts” that have been established in connection with the credit facility to perfect the lender’s security interest in the cash receipts. (See Note 2 –Accounting Policies and Pronouncements - Cash and Cash Equivalents.) The terms of the credit facility control the amount of cash that may be distributed by each Brand Entity to the Managers, the Issuer and NexCen Brands, and certain non-ordinary course expenses or expenses beyond certain total limits must be paid out of cash on hand. In addition, the credit facility prohibits NexCen Brands, the Issuer, the Managers and each Brand Entity from securing any additional borrowings without the prior written consent of BTMUCC.

Our BTMUCC Credit Facility contains numerous reporting obligations, as well as affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, fundamental changes, asset sales, acquisitions, capital and other expenditures, dividends and other payments affecting subsidiaries. The Company’s failure to comply with the financial and other restrictive covenants could result in a default under our BTMUCC Credit Facility, which could then trigger, among other things, the lender’s right to accelerate principal payment obligations, foreclose on virtually all of the assets of the Company and take control of all of the Company’s cash flows from operations. In addition, our BTMUCC Credit Facility contains provisions whereby our lender has the right to accelerate all principal payment obligations upon a “material adverse change,” which is broadly defined as the occurrence of any event or condition that, individually or in the aggregate, has had, is having or could reasonably be expected to have a material adverse effect on (i) the collectability of interest and principal on the debt, (ii) the value or collectability of the assets securing the debt, (iii) the business, financial condition, or operations of the Company or its subsidiaries, individually or taken as a whole, (iv) the ability of the Company or its subsidiaries to perform its respective obligations under the loan agreements, (v) the validity or enforceability of any of the loan documents, and (iv) the lender’s ability to foreclose or otherwise enforce its interest in any of the assets securitizing the debt. To date, BTMUCC has not invoked the “material adverse change” provision or otherwise sought acceleration of our principal payment obligations.

The Company has received amendments and waivers from BTMUCC (without concessions from the Company) since the restructuring of the debt in August 2008, including reduction of interest rates, deferral of scheduled principal payment obligations and certain interest payments, waivers and extensions of time related to the obligations to issue dilutive warrants, allowance of certain payments to be excluded from debt service obligations, as well as relief from debt service coverage ratio requirements, certain capital and operating expenditure limits, certain loan-to-value ratio requirements, certain free cash flow margin requirements, and the requirement to provide financial statements by certain deadlines. In light of these amendments and waivers, we believe it is unlikely that the Company will need to seek additional material waivers or amendments or otherwise default on our BTMUCC Credit Facility through June 30, 2010.

The Company does not have any remaining borrowing capacity under the BTMUCC Credit Facility. Although we have not sought additional equity or debt financing to date (and BTMUCC’s written consent would be required to do so other than with respect to equity financing of up to $10 million), we review from time to time our financing opportunities for suitable options.

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

Each Lease Guarantee was analyzed and the fair value was determined based on the facts and circumstances of the lease and franchisee performance. Based on those analyses, the carrying amounts of these liabilities are included in acquisition related liabilities and are comprised as follows:

	MARCH 31,	DECEMBER 31,
(in thousands)	2009	2008
Assumed lease obligations	$857	$891
Assumed lease guarantees	338	354

Total	$1,195	$1,245

	MARCH 31,	DECEMBER 31,
	2009	2008
Current	$732	$765
Long term	463	480

Total	$1,195	$1,245

At the end of each calendar year, the Company reviews the facts and circumstances of each direct lease obligation and Lease Guarantee. Based on this review, the Company’s determination as to the carrying amounts of these liabilities may change.

In addition to the Lease Guarantees, under the terms of the Pretzel Time, Pretzelmaker and Great American Cookies acquisitions, the Company agreed to reimburse the respective sellers for 50% of the sellers’ obligations under certain lease guarantees if certain franchise agreements were terminated after a period of one year from the date of acquisition. The Company is not a guarantor of any leases to third parties and has not recorded any amounts in the financial statement related to these contingent obligations. The Company had a maximum amount of undiscounted potential exposure related to these third-party contingent lease guarantees as of March 31, 2009 and December 31, 2008, of $3.8 million and $4.1 million, respectively.

(8) STOCK BASED COMPENSATION

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

Total stock-based compensation expense was approximately $0.1 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively.  A summary of stock option activity under the 2006 Plan, 1999 Plan, the 2000 Plan and warrants outstanding as of March 31, 2009 and changes during the three months then ended is presented below:

	2006 Plan		1999 Plan		2000 Plan		Warrants		Total
	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price	Number of Shares (in thousands)	Weighted - Average Exercise Price
Outstanding at January 1, 2009	1,843	$2.20	747	$5.50	24	$2.90	1,391	$4.81	4,005	$3.73
Granted	-	-	-	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-	-	-
Forfeited	34	5.08	32	7.16	-	-	-	-	66	6.09
Expired/Cancelled	-	-	-	-	-	-	-	-	-	-
Outstanding at March 31, 2009	1,809	$2.15	715	$5.42	24	$2.90	1,391	$4.81	3,939	$3.69

The Company did not grant any options or warrants in the three month period ending March 31, 2009.

A summary of the status of the Company’s outstanding grants of options, restricted stock and warrants that remain subject to vesting as of March 31, 2009, and changes during the three months then ended is presented below:

	2006 Plan		1999 Plan		2000 Plan		Warrants		Total
		Weighted -		Weighted -		Weighted -		Weighted -		Weighted -
	Number of	Average	Number of	Average	Number of	Average	Number of	Average	Number of	Average
	Shares (in	Grant Date	Shares (in	Grant Date	Shares (in	Grant Date	Shares (in	Grant Date	Shares (in	Grant Date
	thousands)	Fair Value	thousands)	Fair Value	thousands)	Fair Value	thousands)	Fair Value	thousands)	Fair Value

Non-Vested at January 1, 2009	797	$0.66	50	$3.21	-	$-	-	$-	847	$0.81
Granted	-	-	-	-	-	-	-	-	-	-
Vested	395	0.36	-	-	-	-	-	-	395	0.36
Forfeited	17	1.11	-	-	-	-	-	-	17	1.11
Non-Vested at March 31, 2009	385	$0.95	50	$3.21	-	$-	-	$-	435	$1.21

The total unrecognized compensation cost related to non-vested share-based compensation agreements granted under all stock option plans as of March 31, 2009 is approximately $0.4 million. The cost is expected to be recognized over the vesting period of approximately 2 years.

The following table includes information on fully vested stock options, stock options outstanding for each plan, fully vested warrants and warrants outstanding as of March 31, 2009:

	2006 Plan		1999 Plan		2000 Plan		Warrants		Total
	Stock Options Outstanding	Stock Options	Stock Options Outstanding	Stock Options	Stock Options	Stock Options	Stock Options Outstanding	Stock Options	Stock Options Outstanding	Stock Options
		Currently		Currently	Outstanding	Currently		Currently		Currently
		Exercisable		Exercisable		Exercisable		Exercisable		Exercisable
		and Vested		and Vested		and Vested		and Vested		and Vested

Number (in thousands)	1,809	1,424	715	665	24	24	1,391	1,391	3,939	3,504
Weighted-average
exercise price	$2.15	$2.26	$5.42	$5.83	$2.90	$2.90	$4.81	$4.81	$3.69	$3.95
Aggregate intrinsic
value (in thousands)	$-	$-	$6	$-	$-	$-	$20	$20	$26	$20
Weighted-average
remaining
contractual term	8.96	8.91	4.30	4.09	6.75	6.75	4.47	4.47	6.51	6.22

(9) INCOME TAXES

The Company’s effective tax rate from continuing operations is 11% in the first quarter of 2009. The provision for taxes for the three months ending March 31, 2009 of $74,000 is comprised primarily of foreign taxes withheld on franchise royalties received from foreign based franchisees in accordance with applicable tax treaties. There was no deferred tax expense for the first quarter of 2009.

The Company records income tax expense and benefits in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” and related guidance thereto, including Financial Standards Accounting Board Interpretation No. 48, “Accounting for Income Taxes” (“FIN 48”). FIN 48 prescribes recognition threshold and measurement parameters for the financial statement recognition and measurement of tax positions taken or expected to be taken in the Company’s tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

The Company had accumulated significant deferred tax assets from federal net operating loss carry forwards which expire at various dates through 2028 capital loss carry forwards, which expire at various dates between 2009 and 2011. Consistent with SFAS No. 109, the Company has provided a full valuation allowance against our deferred tax assets for financial reporting purposes because we have not satisfied the GAAP requirement in order to recognize the value, namely, that there exists objective evidence of our ability to generate sustainable taxable income from our operations.

In addition to the time limitations that apply to the loss carry forwards noted above, we may be subject to additional limitations on the loss carry forwards under Section 382 of the Internal Revenue Code. If we have an “ownership change” as defined in Section 382 of the Internal Revenue Code, our net operating loss carry-forwards and capital loss carry-forwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of our deferred tax assets. As of the date of this Report, we do not believe that we have experienced an ownership change as defined under Section 382 resulting from transfer of shares by our existing shareholders. However, the Company has entered into recent amendments of the Current Credit Facility, which may have resulted in a change of control as defined by Section 382. We are in the process of assessing the impact of those amendments and what limitations, if any, we may be subject to under Section 382. Until our assessment is complete, no amounts are being presented as uncertain tax positions under FIN 48. The Company’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had no accrued interest or penalties as of March 31, 2009 and December 31, 2008. Tax returns for all years after 2006 are subject to future examination by tax authorities.

If it has been determined that it is more likely than not that there has been a 382 ownership change, there will no impact to our financial position given the valuation allowance recorded on our deferred tax assets. However, even if the amendments to our credit facility did not result in a change of control as defined by Section 382, we cannot guarantee that we will not enter into other transactions or that transfers of stock will not occur, which may result in an ownership change that would severely limit our ability to use our loss our net operating loss carry-forwards and capital loss carry-forwards to offset future taxable income. In addition, we are, and expect that we will continue to be, subject to certain state, local, and foreign tax obligations, as well as to a portion of the federal alternative minimum tax for which the use of our tax loss carry-forwards may be limited, and we have recorded a current tax liability of $74,000 as of March 31, 2009 for those obligations.

(10) PER SHARE DATA

Basic earnings per share are computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the “treasury stock” method.

Information relating to the calculation of earnings per share is summarized as follows:

	Three Months Ended March 31,

(dollars are in thousands, except per share data)	2009	2008
Net loss	$(865)	$(5,305)
Weighted-average shares outstanding-basic and diluted	56,671	56,267
Loss per share – basic and diluted from continuing operations	$(0.02)	$(0.11)
Income per share – basic and diluted from discontinued operations	$0.00	$0.02
Net loss per share – basic and diluted	$(0.02)	$(0.09)

(11) RELATED PARTY TRANSACTIONS

The Company receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at that firm, George P. Stamas, is a member of the Company’s Board of Directors. Expenses related to Kirkland & Ellis LLP for the three months ended March 31, 2009 and 2008, were approximately $151,000, and $270,000, respectively. As of March 31, 2009 and December 31, 2008, the Company had outstanding payables due to Kirkland & Ellis LLP of approximately $715,000 and $989,000, respectively.

Athlete’s Foot Marketing Support Fund, LLC (“TAF MSF”), is an entity that is funded by the domestic franchisees of TAF to provide domestic marketing and promotional services on behalf of the franchisees. The Company previously advanced funds to the TAF MSF under a loan agreement. The terms of the loan agreement included a borrowing rate of prime (on the date of the loan) plus 2%, and repayment by the TAF MSF with no penalty at any time. As of March 31, 2009 and December 31, 2008, the Company had receivable balances of $1.5 million and $1.7 million from the TAF MSF, respectively. The Company recorded interest income earned from the fund in the amounts of $22,000 and $29,000 for the three months ended March 31, 2009 and 2008, respectively. The Company also established a matching contribution program with the TAF MSF whereby the Company has agreed to match certain franchisee contributions, not to exceed $1.2 million over 12 quarters. For the three months ended March 31, 2009, the Company contributed approximately $0.1 million in matching funds to the TAF MSF.

(12) COMMITMENTS AND CONTINGENCIES

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

Shareholder Derivative Action. A federal shareholder derivative action premised on essentially the same factual assertions as the federal securities actions also has been filed in the United States District Court for Southern District of New York against the directors or former directors of NexCen. This action is captioned: Soheila Rahbari v. David Oros, Robert W. D’Loren, James T. Brady, Paul Caine, Jack B. Dunn IV, Edward J. Mathias, Jack Rovner, George Stamas & Marvin Traub, No. 08-CV-5843 (filed on June 27, 2008). In this action, plaintiff alleges that NexCen’s Board of Directors breached its fiduciary duties in a variety of ways, mismanaged and abused its control of the Company, wasted corporate assets, and unjustly enriched itself by engaging in insider sales with the benefit of material non-public information that was not shared with shareholders. Plaintiff further contends that she was not required to make a demand on the Board of Directors prior to bringing suit because such a demand would have been futile, due to the board members’ alleged lack of independence and incapability of exercising disinterested judgment on behalf of the shareholders. Plaintiff seeks damages, restitution, disgorgement of profits, attorneys’ fees and costs, and miscellaneous other relief.  On November 18, 2008, the court agreed to stay the derivative case until at least May 18, 2009, on which date the court scheduled a status conference. After holding the status conference on May 18, 2009, the court stayed the derivative case until the filing of the Company’s Amendment No. 2 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 (“Amended 2007 10-K”)  and ordered plaintiff to file its amended complaint within two weeks after the filing of the Amended 2007 10-K. On June 9, 2009, plaintiff requested transfer of the derivative case to the court presiding over the securities class action case. This request was denied. On August 24, 2009, plaintiff filed the first amended shareholder derivative complaint. The Company intends to file a motion to dismiss on or before October 8, 2009 in accordance with the scheduling order entered by the court.

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

In 2008, the Plaintiff’s Executive Committee resumed settlement discussions with the issuer-defendants, including NexCen, and the officer and director defendants of the issuers. The parties reached a preliminary settlement in which NexCen would have to contribute no out-of-pocket amount to the settlement (the “Revised Issuer Settlement”). The parties filed their motion for preliminary approval of the Revised Issuer Settlement on April 2, 2009, which was granted by the district court on June 9, 2009. The hearing on final approval was held on September 10, 2009. Tthe parties await a decision from the court. Until the court grants final approval of the Revised Issuer Settlement, NexCen will maintain its reserve of $465,000.

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

(b) CONTRACTUAL COMMITMENTS

In connection with its existing businesses and business sold in 2008, the Company is obligated under various leases for office space in New York City and Norcross, Georgia and other locations which expire at various dates through 2017. As of the date of this Report, we have subleased or assigned all of the Company’s lease obligations, other than for its headquarters in New York City and its NFM facility in Norcross, Georgia.

(c) LONG-TERM RESTRICTED CASH

Total long-term restricted cash of $0.9 million as of March 31, 2009 includes $0.7 million for security deposits relating to letters of credit that secure our NFM facility in Norcross, Georgia and the Company’s headquarters in New York City and $0.2 million for a security deposit relating to a letter of credit that secured our Bill Blass showroom (which security deposit was subsequently released and cancelled in June 2009 upon the assignment of the lease to a third party).

(13) ACQUISITION OF GREAT AMERICAN COOKIES

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

 (14) PRO FORMA INFORMATION RELATED TO THE ACQUISITION OF GREAT AMERICAN COOKIES

Because the purchase of Great American Cookies in January 2008 was a material acquisition, we are providing pro forma financial information for the three months ended March 31, 2008, set forth below, which presents the consolidated results as if this acquisition had occurred on January 1, 2008. The Company owned Great American Cookies for 11 months in 2008. All other franchise brands were owned by the Company throughout 2008. This pro forma information for the three months ended March 31, 2008 is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

(in thousands)	Pro Forma	Actual	Difference
Royalty revenues	$5,907	$5,359	$548
Factory revenues	4,522	2,975	1,547
Other revenues	1,891	1,891	-
Total revenues	12,320	10,225	2,095

Cost of sales	(3,530)	(2,322)	(1,208)
Other operating expenses	(10,495)	(10,459)	(36)
Total operating expenses	(14,025)	(12,781)	(1,244)
Operating loss	(1,705)	(2,556)	851

Net loss	$(4,454)	$(5,305)	$851

(15) DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the following table details the income statement for the Company’s Consumer Branded Products business that was sold during the quarter ended December 31, 2008.

	Three Months Ended March 31,
($ in thousands)	2009	2008
Revenues	$-	$6,008
Operating costs and expenses	(133)	(4,818)
Operating (loss) income	(133)	1,190
Interest and other expense, net	-	(861)
Minority interest	-	572
(Loss) income before income taxes	(133)	901
Current tax	-	-
Deferred tax benefit	-	166
Net (loss) income from discontinued operations	$(133)	$1,067
Income (loss) per share (basic and diluted) from discontinued operations	$-	$0.02

Weighted average shares outstanding – basic and diluted	56,671	56,267

For the three months ended March 31, 2008, the Company recorded licensing revenues of $1.2 million from Designer License Holdings Company, LLC (“DLHC”), a licensee of the Bill Blass brand, which brand was owned by the Company until December 24, 2008. The owner of DLHC also is an owner of Designer Equity Holding Company, LLC (“DEHC”) which owns 5% of BB Jeans, LLC, formerly known as Bill Blass Jeans, LLC, a now inactive subsidiary of the Company. In February 2008, the Company purchased one half of DEHC’s minority interest, equaling 5%, in BB Jeans for $1.25 million. The purchase price used the same valuation as when DEHC purchased its initial 10% interest in B B Jeans in February 2007.

(16) SUBSEQUENT EVENTS

On July 15, 2009, NexCen entered into an amendment of the BTMUCC Credit Facility. The material terms of the amendment increased certain operating expenditure limits for 2009, reduced debt service coverage ratio requirements, reduced free cash flow margin requirements, extended the time period to provide valuation reports, and waived certain potential defaults. The amendment also extended from July 31, 2009 to December 31, 2009, the trigger date on which BTMUCC would be entitled to receive warrants covering up to 2.8 million shares of the Company’s common stock if the Class B Franchise Note is not repaid by that trigger date. For additional details regarding the BTMUCC Credit Facility, see Note 7 – Long-Term Debt to our Unaudited Condensed Consolidated Financial Statements.

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

On August 6, 2009, in connection with the license agreements discussed above, NexCen entered into an amendment of the BTMUCC Credit Facility whereby the Company used $5.0 million of the licensing proceeds to pay down a portion of the Class B Franchise Note and BTMUCC released its security interest in the intellectual property that is the subject of the license agreements. This paydown of debt will result in interest expense savings of $400,000 on an annualized basis. The August 6, 2009 amendment also permitted the Company to use up to $1.2 million of net proceeds from the license agreements for expenditures, as approved in writing by BTMUCC, including capital expenditures to expand production capabilities of its manufacturing facility to produce other products beyond cookie dough.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

OVERVIEW

OVERVIEW

NexCen is a strategic brand management company that owns and manages a portfolio of seven franchised brands, operating in a single business segment: Franchising. Five of our brands (Great American Cookies, Marble Slab Creamery, MaggieMoo’s, Pretzel Time and Pretzelmaker) are in the QSR industry. The other two brands (The Athlete’s Foot and Shoebox New York) are in the retail footwear and accessories industry. All seven franchised brands are managed by NexCen Franchise Management, Inc., a wholly owned subsidiary of NexCen Brands. Our franchise network, across all of our brands, consists of approximately 1,750 retail stores in approximately 40 countries.

We earn revenues primarily from the franchising, royalty, licensing and other contractual fees that third parties pay us for the right to use the intellectual property associated with our brands and from the sale of cookie dough and other ancillary products to our Great American Cookies franchisees.

We discuss our business in detail in Item 1 of our 2008 10-K, and we discuss the risks affecting our business in Item 1A of our 2008 10-K.

The Company’s financial condition and operating results for the three months ended March 31, 2009 reflect the changes that the Company implemented to address the financial and operational challenges that we faced in 2008. By the end of 2008, we improved our cash management, reduced operating expenses, restructured our credit facility, sold our Waverly and Bill Blass businesses, reduced our outstanding debt, and ceased all activities of UCC Capital.

As of March 31, 2009, the Company generated positive cash flow from operations. Net cash provided by operating activities was $0.4 million for the three months ended March 31, 2009 compared to net cash used in operating activities of $4.2 million for the three months ended March 31, 2008.

The Company also generated operating income of $1.8 million for the three months ended March 31, 2009 compared to an operating loss of $2.6 million for the three months ended March 31, 2008. Loss from continuing operations for the three months ended March 31, 2009 was $0.7 million, or $0.02 per fully diluted share, improved from $6.4 million, or $0.11 per fully diluted share for the 2008 comparable quarter.

In reviewing our operating results for the three months ended March 31, 2009, you should keep in mind the following:

•	We acquired Great American Cookies on January 28, 2008. Thus, our revenues for the three months ended March 31, 2009 reflect full quarter results for Great American Cookies.

•
We acquired our joint venture interest in Shoebox New York on January 15, 2008. Fees paid to the Company by the joint venture to manage the brand are reflected in the Company’s revenues, whereas the Company’s portion of income or expense from the joint venture investment is included in non-operating income (expense).

•	The Bill Blass, Waverly and UCC Capital businesses are reported as discontinued operations.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are the accounting policies that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective or complex estimates and judgments. Our critical accounting policies include valuation of our deferred tax assets, valuation of goodwill, trademarks and intangible assets, valuation of stock-based compensation and valuation of allowances for doubtful accounts. These critical accounting policies are discussed in detail in our 2008 10-K in Item 7 under the heading “Critical Accounting Policies.” We also discuss our significant accounting policies in Note 2 to our Unaudited Condensed Consolidated Financial Statements contained in this Report and in Notes 2 and 3 to our Audited Consolidated Financial Statements included in Item 8 in our 2008 10-K.

New accounting pronouncements are discussed in Note 2 to the Unaudited Condensed Consolidated Financial Statements contained in this Report.

COMPARISON OF RESULTS FOR THREE MONTH PERIODS ENDED MARCH 31, 2009 AND MARCH 31, 2008

RESULTS OF CONTINUING OPERATIONS

Royalty, Franchise Fee, Factory, Licensing and Other Revenues

We recognized $11.9 million in revenues for the three months ended March 31, 2009, an increase of $1.7 million, or 17%, from $10.2 million in revenues for the three months ended March 31, 2008. The quarter-over-quarter increase in revenues reflects full quarter operating revenues for Great American Cookies (acquired on January 28, 2008). Of the $11.9 million in revenues recognized for the three months ended March 31, 2009, $5.8 million related to royalties, an increase of $0.4 million, or 9%, from the 2008 comparable quarter; $4.5 million related to factory revenues from the sales of cookie dough and other products to our Great American Cookies franchisees, an increase of $1.5 million, or 50%, from the 2008 comparable quarter; $1.3 million related to franchise fees, a decrease of $0.2 million, or 16%, from the 2008 comparable quarter; and $0.3 million related to licensing and other revenues, which approximates the 2008 comparable quarter. Other revenues consist primarily of management fees paid to the Company from the Shoebox New York joint venture and rebates earned from vendors with which the Company conducts business.

On a pro forma basis, assuming that Great American Cookies was acquired on January 1, 2008, the Company’s revenues declined approximately $0.3 million, or 3%, from the 2008 comparable quarter, reflecting the general downturn in the economy from 2008 to 2009. See Note 14 – Pro Forma Information Related to the Acquisition of Great American Cookies to the Unaudited Condensed Consolidated Financial Statements. Domestic initial franchise fee revenues were particularly impacted on a quarter-over-quarter basis by the challenging economic conditions and the tightening of the credit markets, as many of our franchisees and prospective franchisees in the United States rely upon financing from banks or other financial institutions in order to construct and open new units. On a pro forma basis, royalty revenues declined by $0.1 million, or 2%, to $5.8 million in first quarter 2009 versus $5.9 million in first quarter 2008. On a pro forma basis, factory revenues declined by less than $0.1 million, or 1%, when comparing first quarter 2009 against first quarter 2008.

Cost of Sales

For the three months ended March 31, 2009, the Company incurred $2.8 million in cost of sales, an increase of $0.5 million, or 22%, from $2.3 million from the 2008 comparable quarter. Cost of sales is comprised of raw ingredients, labor and other manufacturing costs associated with our Great American Cookies manufacturing facility. The quarter-over-quarter increase reflects full-quarter results associated with the manufacturing facility, which was acquired in January 2008. The gross profit margin on the manufacture and supply of cookie dough and the supply of ancillary products sold through our Great American Cookies franchised stores  increased to 36% for the three months ended March 31, 2009 from 22% for the three months ended March 31, 2008. In 2008, we instituted price increases on our cookie dough to adjust for certain increases to our cost of sales, and we instituted certain expense reductions. In addition, we recorded cost of sales of $234,000 in the first quarter of 2008 related to purchase accounting for inventory acquired. Together, these factors resulted in quarter-over-quarter increased gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of compensation, stock compensation expense and personnel related costs, rent, facility related support costs, travel and advertising.

For the three months ended March 31, 2009, the Company recorded Corporate SG&A expenses of $2.1 million, a decrease of $2.3 million, or 52%, from $4.4 million for the 2008 comparable quarter. The decrease is primarily the result of a reduction in stock compensation expense of $1.2 million along with reductions in compensation expense as a result of the Company’s corporate restructuring during second quarter 2008 and other cost reduction efforts. The Company recorded Franchising SG&A of $3.1 million for the three months ended March 31, 2009, a decrease of $1.2 million, or 29%, from $4.3 million for the 2008 comparable quarter. This decrease reflects reductions in salaries and bonuses along with reductions in travel, entertainment, and general office expenses.

Professional Fees

For the three months ended March 31, 2009, the Company incurred $33,000 in professional fees related to the special investigations. The Company did not incur any professional fees related to special investigations in the first quarter of 2008.

For the three months ended March 31, 2009, the Company incurred corporate professional fees of $0.8 million, a decrease of $0.2 million, or 16%, from $1.0 million for the three months ended March 31, 2008. Corporate professional fees primarily consist of legal fees associated with public reporting, compliance and litigation (including claims arising from the same events as the special investigations), and accounting fees related to auditing and tax services. The Company incurred professional fees related to franchising of $0.4 million for the three months ended March 31, 2009, an increase of $0.1 million, or 49%, from $0.3 million for the 2008 comparable quarter. Franchising professional fees primarily consist of legal and accounting fees associated with franchising activities and trademark maintenance.

Depreciation and Amortization

Depreciation expenses arise from property and equipment purchased for use in our operations, including our factory. Amortization costs arise from amortizable intangible assets acquired in acquisitions.

For the three months ended March 31, 2009 and 2008, the Company recorded depreciation and amortization expenses of approximately $0.9 million and $0.5 million, respectively. The increase primarily reflects accelerated depreciation of corporate assets following the Company’s May 2008 restructuring.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2009 were $10.1 million, a decrease of $2.7 million, or 21%, from $12.8 million for the 2008 comparable quarter. This decrease reflects the Company’s ongoing cost reduction measures that began in May 2008 along with reduced stock compensation expenses, slightly offset by increases in cost of sales and depreciation and amortization.

Operating Income (Loss)

The Company generated operating income of $1.8 million for the three months ended March 31, 2009, an increase of $4.4 million, or 171%, from $2.6 million operating loss for the three months ended March 31, 2008. The quarter-over-quarter increase reflects the changes to the business and cost reduction efforts that the Company implemented starting in May 2008.

Interest Income

The Company recognized interest income of $55,000 for the three months ended March 31, 2009, a decrease of $195,000, or 78%, from $250,000 for the three months ended March 31, 2008. Interest income primarily reflects the interest earned on our average cash balances, which decreased between the respective periods along with interest rates.

Interest Expense

The Company recorded interest expense of $2.8 million for the three months ended March 31, 2009, an increase of $0.5 million, or 24%, from $2.3 million for the three months ended March 31, 2008. The increase primarily reflects the increased borrowings related to our continuing operations after the acquisition of Great American Cookies in January 2008, offset by lower interest rates realized in the three months ended March 31, 2009, as well as the pay-down of debt with the sale of the Waverly and Bill Blass brands in October and December of 2008, respectively. Interest expense consists primarily of interest incurred in connection with our borrowings related to our continuing operations under the BTMUCC Credit Facility, as well as amortization of deferred loan costs and imputed interest of approximately $45,000 and $46,000 for the three months ended March 31, 2009 and 2008, respectively, related to a long-term consulting agreement liability assumed in The Athlete’s Foot acquisition, which liability expires in 2028.

Financing Charges

The Company incurred approximately $33,000 in financing charges in the three months ended March 31, 2009 as compared to $37,000 during the three months ended March 31, 2008. Financing charges consist primarily of legal fees related to the amendments to the BTMUCC Credit Facility.

Other Income (Expense)

The Company recorded other income of $348,000 for the three months ended March 31, 2009, primarily related to $267,000 of income from the Company’s joint venture investment in Shoebox New York. The Company recorded other expense of $0.5 million for the three months ended March 31, 2008, primarily reflecting certain non-operating expenses attributable to the Company’s brands.

Loss From Continuing Operations Before Income Taxes

We recognized loss from continuing operations of $0.7 million for the three months ended March 31, 2009, a decrease of $4.4 million, or 87%, from a loss of $5.1 million for the three months ended March 31, 2008. This decrease in loss reflects the changes to the Company’s business and our ongoing cost reduction measures that began in 2008.

Income Taxes – Continuing Operations

For the three months ended March 31, 2009, the Company recorded a current provision for income taxes of $74,000, consisting primarily of foreign taxes withheld on franchise royalties received from foreign based franchisees in accordance with applicable tax treaties. The Company recorded no deferred income tax expense. Income taxes for the three months ended March 31, 2008 were $1.3 million, of which $1.2 million comprised deferred income tax expense.

The Company computes its combined current and deferred quarterly income tax expense or benefit based upon an estimate of the annual effective tax rate from continuing operations. The Company’s effective tax rate from continuing operations was approximately 11% and 25% in the first quarter of 2009 and 2008, respectively. In 2008, the Company was subject to annual combined federal and state deferred tax expense of approximately $1.2 million, resulting primarily from timing differences relating to the Company’s trademarks, goodwill and other intangibles, which are amortized over fifteen years for tax purposes but not amortized for book purposes. The deferred tax liability resulting from these timing differences reversed by year end due to impairment charges recorded related to the Company’s intangible assets.

For a further discussion of the Company’s tax situation, including deferred tax assets and liabilities, see Note 9 – Income Taxes to the Unaudited Consolidated Financial Statements contained in this Report.

Discontinued Operations

For the three months ended March 31, 2009, the Company recognized net loss from discontinued operations of approximately $0.1 million, resulting primarily from wind-down activities of NexCen’s Consumer Branded products business. There was no income tax expense incurred in discontinued operations for the three months ended March 31, 2009. For the three months ended March 31, 2008, the Company recognized net income from discontinued operations of $1.1 million, consisting primarily of net income from Bill Blass and Waverly, which comprised our Consumer Branded Products business.

FINANCIAL CONDITION

During the three months ended March 31, 2009, our total assets decreased by $2.4 million, while our total liabilities decreased by $4.6 million.

As of March 31, 2009, we had a total of approximately $8.3 million of cash on hand, including short-term restricted cash of $1.0 million. The entire amount of the short-term restricted cash was used as interim cash collateral from February to May 2009 pending the transfer of a letter of credit that supports certain lockbox arrangements with our commercial bank for the benefit of our lender, and thereafter became unrestricted cash on hand. As of March 31, 2009, we also had long-term restricted cash of $0.9 million, used to secure letters of credit issued as security deposits on the Company’s leased facilities.

We anticipate that cash generated from operations will provide us with sufficient liquidity to meet the expenses related to ordinary course operations, including our debt service obligations, for at least the next twelve months. Nonetheless, market and economic conditions may worsen and negatively impact our franchisees and our ability to sell new franchises. As a result, our financial condition and liquidity as of March 31, 2009 raise substantial doubt about our ability to continue as a going concern. We are highly leveraged; we have no additional borrowing capacity under the BTMUCC Credit Facility; and the BTMUCC Credit Facility imposes restrictions on our ability to freely access the capital markets. In addition, the BTMUCC Credit Facility imposes various restrictions on the cash generated by operations. Accordingly, we continue to have uncertainty with respect to our ability to meet non-ordinary course expenses or expenses beyond certain total limits, which are not permitted to be paid out of cash generated from operations under the terms of the BTMUCC Credit Facility, but instead must be paid out of cash on hand. If we are not able to generate sufficient cash from operations to pay our debt service obligations and all of our expenses, we would defer, reduce or eliminate certain expenditures, which may negatively impact our operations. Alternatively, we would seek to restructure or refinance our debt, but there can be no guarantee that BTMUCC would agree to any restructuring or refinancing plan.

Our BTMUCC Credit Facility also contains numerous affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, fundamental changes, asset sales, acquisitions, capital and other expenditures, dividends and other payments affecting subsidiaries. The Company’s failure to comply with the financial and other restrictive covenants could result in a default under our BTMUCC Credit Facility, which could then trigger, among other things, BTMUCC’s right to accelerate all payment obligations, foreclose on virtually all of the assets of the Company and take control of all of the Company’s cash flow from operations. (See Note 7 – Long-Term Debt to the Unaudited Condensed Consolidated Financial Statements for details regarding the security structure of the debt.) In addition, our BTMUCC Credit Facility contains provisions whereby our lender has the right to accelerate all principal payment obligations upon a “material adverse change,” which is broadly defined as the occurrence of any event or condition that, individually or in the aggregate, has had, is having or could reasonably be expected to have a material adverse effect on (i) the collectability of interest and principal on the debt, (ii) the value or collectability of the assets securing the debt, (iii) the business, financial condition, or operations of the Company or its subsidiaries, individually or taken as a whole, (iv) the ability of the Company or its subsidiaries to perform its respective obligations under the loan agreements, (v) the validity or enforceability of any of the loan documents, and (iv) the lender’s ability to foreclose or otherwise enforce its interest in any of the assets securitizing the debt. To date, BTMUCC has not invoked the “material adverse change” provision or otherwise sought acceleration of our principal payment obligations.

We believe we have a good relationship with our lender, and the Company has received waivers and/or amendments from BTMUCC (without concessions from the Company), including reduction of interest rates, deferral of scheduled principal payment obligations and certain interest payments, waiver and extension of time related to the obligations to issue dilutive warrants, allowance of certain payments to be excluded from debt service obligations, as well as relief from debt coverage ratio requirements, certain capital and operating expenditure limits, certain loan-to-value ratio requirements, certain free cash flow margin requirements and the requirement to provide financial statements by certain deadlines. In light of these amendments and waivers, we believe it is unlikely that the Company will need to seek additional material waivers or amendments or otherwise default on our BTMUCC Credit Facility through June 30, 2010.

The following table reflects the use of net cash for operations, investing, and financing activities for the three month periods ended March 31, 2009 and March 31, 2008.

	March 31,
(IN THOUSANDS)	2009	2008
Net cash provided by (used in) operating activities	$357	$(4,227)
Net cash used in investing activities	(1,061)	(90,881)
Net cash (used in) provided by financing activities	(296)	66,845
Net increase (decrease) in cash and cash equivalents	$(1,000)	$(28,263)

Net cash provided by operating activities was $0.4 million for the three months ended March 31, 2009 compared to net cash used in operating activities of $4.2 million for the three months ended March 31, 2008. Cash provided by operating activities as of March 31, 2009 improved by $4.8 million between the respective periods, reflecting a reduction in net loss of $5.4 million, as a result of cost containment and other measures taken by the Company, partially offset by a decrease of $0.6 million in working capital.

Net cash used in investing activities for the three months ended March 31, 2009 was $1.1 million, which was primarily the result of the temporary use of $1.0 million as cash collateral from February to May 2009 pending the transfer of a letter of credit that supports certain lockbox arrangements with our lender. The entire amount of the cash collateral was subsequently released in May 2009. Net cash used in investing activities for the three months ended March 31, 2008 was $90.9 million, and related primarily to the acquisition of Great American Cookies. See Note 13 – Acquisition of Great American Cookies to our Unaudited Condensed Consolidated Financial Statements for details regarding the acquisition. In first quarter 2008, the Company also used $0.73 million for the acquisition of equity interest in Shoe Box Holdings, LLC.

Net cash used in financing activities for the three months ended March 31, 2009 was $0.3 million.  Net cash provided by financing activity for the three months ended March 31, 2008 was $66.8 million, reflecting the funds received from BTMUCC to finance the Great American Cookie acquisition, net of loan costs.

CONTRACTUAL OBLIGATIONS

The following table reflects our contractual commitments, including our future minimum lease payments on a calendar year basis as of March 31, 2009:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations ($ in thousands)	Total	1 year	years	years	5 years
Long-term Debt (a)	$156,199	$864	$47,439	$107,896	$-
Operating Leases (b)	12,134	1,721	3,387	3,451	3,575
Purchase Obligations (c)	840	840	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP (d)	2,628	749	534	107	1,238
Total	$171,801	$4,174	$51,360	$111,454	$4,813

(a)
Amounts included in this chart reflect the outstanding borrowings with BTMUCC as of March 31, 2009, including PIK interest. This chart does not reflect the paydown of $5 million of the facility on August 6, 2009. See Note 7 – Long-Term Debt to our Unaudited Condensed Consolidated Financial Statements for details regarding the amount and maturity dates of each note under the BTMUCC Credit Facility.

(b)
Operating Lease Obligations includes primarily our real estate leases for our corporate headquarters, our Bill Blass showroom located in New York City (for which we remained obligated until we assigned the lease on June 11, 2009), our Waverly showroom located in New York City (which we have subleased through the lease expiration) and our NFM facility in Norcross, Georgia.

(c)
Purchase Obligations represent cash consideration with respect to the acquisition of MaggieMoo’s in the amount of approximately $840,000 pursuant to an earn-out provision, payable on March 31, 2008. This earn-out has not yet been paid due to the Company’s claims of off-sets and other on-going disputes between the parties. Any amount of earn-out that is ultimately paid will be from the Company’s cash on hand, as the earn-out is not permitted to be paid out of cash generated from operations under the terms of the BTMUCC Credit Facility.

(d)
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

Off Balance Sheet Arrangements

The Company maintains advertising funds in connection with our franchised brands (“Marketing Funds”). The Marketing Funds are funded by franchisees pursuant to franchise agreements. These Marketing Funds are considered separate legal entities from the Company and are used exclusively for marketing of the respective franchised brands. TAF MSF is a Marketing Fund for the TAF brand. Historically, on an as needed basis, the Company advanced funds to the TAF MSF under a loan agreement. The terms of the loan agreement include a borrowing rate of prime plus 2%, and repayment by the TAF MSF with no penalty, at any time. As of March 31, 2009, the Company had a receivable balance of $1.5 million from the TAF MSF. The Company does not consolidate this or other Marketing Funds under FIN-46(R) –“Variable Interest Entities.” For further discussion of Marketing Funds, see Note 2(k) to our Unaudited Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks, which exist as part of our ongoing business operations. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in these forward-looking statements.

Interest Rate Risk

Our primary exposure to market risk is to changes in interest rates on our long-term debt. As of March 31, 2009, the Company had outstanding borrowings of $142.5 million under the BTMUCC Credit Facility in three separate tranches: (1) approximately $86.1 million of Class A Franchise Notes, (2) approximately $41.6 million of Class B Franchise Note and (3) $14.8 million of a Deficiency Note. (On August 6, 2009, the Company paid down $5 million of the Class B Franchise Note. See Note 7 – Long-Term Debt and Note 16 – Subsequent Events). The Class B Franchise Note and the Deficiency Note both bear a fixed interest rate. However, the Class A Franchise Notes, representing approximately 60% of the outstanding debt as of March 31, 2009, bear interest at 30-day LIBOR plus 3.75% per year through July 31, 2011 and then LIBOR plus 5% per year thereafter until maturity on July 31, 2013. Although LIBOR rates fluctuate on a daily basis, our LIBOR rate resets monthly on the 15th day of each month.

We are subject to interest rate risk on our rate-sensitive financing to the extent interest rates change. Our fixed and variable rate debt as of March 31, 2009 is shown in the following table (in millions).

	As of March 31, 2009	% of Total
Fixed Rate Debt	$56.4	40%
Variable Rate Debt	$86.1	60%

Total long-term debt	$142.5	100%

The estimated fair value of the Company’s debt as of March 31, 2009 was approximately $94.6 million.

A change in LIBOR can have material impact on our interest expense and cash flows. Under our BTMUCC Credit Facility and based upon the principal balance as of March 31, 2009, a 1% increase in 30-day LIBOR would result in additional $0.9 million in interest expense per year, while a 1% decrease in LIBOR would reduce interest expense by $0.9 million per year. We did not as of March 31, 2009, and do not currently, utilize any type of derivative instruments to manage interest rate risk. If our lender requests it, however, we will be obligated to hedge the interest rate exposure on our outstanding debt if 30-day LIBOR exceeds 3.5%.

Foreign Exchange Rate Risk

The Company is exposed to fluctuations in foreign currency on a limited basis due to our international franchisees that transact business in currencies other than the U.S. dollar. However, the overall exposure to foreign exchange gains and losses is not expected to have a material impact on the consolidated results of operations. Because international development fees and store opening fees are paid in U.S. dollars, our primary foreign currency exchange exposure involves continuing royalty revenue from our international franchisees, which as of March 31, 2009 was approximately $0.7 million or 6.0% of our total revenues.

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of March 31, 2009. Disclosure controls and procedures refer to controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2009 or as of the date of the filing of this Report.

We did not timely file this Report or our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. While we have made progress in improving our disclosure controls and procedures and we continue to strive to improve our processes to enable us to provide complete and accurate public disclosures on a timely basis, management believes that material weaknesses related to our disclosure controls will not be remediated until we are able to file required reports with the SEC on a timely basis.

To address the material weaknesses, we performed additional analyses and procedures in order for management to conclude that the financial information for the periods covered by this Report and the accompanying Unaudited Condensed Consolidated Financial Statements are fairly stated in all material respects.

Changes in Internal Control over Financial Reporting and Disclosure Controls and Procedures

Since the filing of our Amended 2007 10-K on August 11, 2009 , in which we discussed the changes in internal control over financial reporting in 2008 and through June 2009, no further change has occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11 to the Unaudited Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in  “Forward-Looking Statements,” in the Explanatory Note of this Report and in Part I - Item 1A of our 2008 10-K.  As of the date of this filing, there have been no material changes in the risk factors previously disclosed in Part I - Item 1A of our 2008 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

*10.1
Omnibus Amendment dated January 27, 2009 by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, the Managers parties thereto, and BTMU Capital Corporation.  (Designated as Exhibit 10.1 to the Form 8-K filed on January 29, 2009)

*10.2
Waiver and Omnibus Amendment dated July 15, 2009 by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, the Managers parties thereto, and BTMU Capital Corporation.  (Designated as Exhibit 10.1 to the Form 8-K filed on July 20, 2009)

*10.3
Omnibus Amendment dated August 6, 2009 by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, the Managers parties thereto, and BTMU Capital Corporation.  (Designated as Exhibit 10.3 to the Form 8-K filed on August 6, 2009)

*10.4
Australia License Agreement dated August 6, 2009, by and among TAF Australia, LLC, The Athlete’s Foot Australia Pty Ltd. and RCG Corporation Ltd. (Designated as Exhibit 10.1 to the Form 8-K filed on August 6, 2009)

*10.5
New Zealand License Agreement dated August 6, 2009, by and among TAF Australia, LLC, The Athlete’s Foot Australia Pty Ltd. and RCG Corporation Ltd. (Designated as Exhibit 10.2 to the Form 8-K filed on August 6, 2009)

31.1	Certification pursuant to 17 C.F.R § 240.15d−14 (a), as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002 for Kenneth J. Hall.

31.2	Certification pursuant to 17 C.F.R § 240.15d−14 (a), as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002 for Mark E. Stanko.

**32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002 for Kenneth J. Hall and Mark E. Stanko.

* Incorporated by reference.

** These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Quarterly Report on Form 10-Q or as a separate disclosure document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on October 6, 2009.

NEXCEN BRANDS, INC.

By:	/s/ Kenneth J. Hall
KENNETH J. HALL
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.