Form 10-Q
period 2009-06-30
NexCen Brands, Inc.
filed 2009-11-05
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

As of October 31, 2009, 56,951,730 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

NEXCEN BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q
THE QUARTER ENDED JUNE 30, 2009

INDEX

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

NEXCEN BRANDS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,
	2009 (Unaudited)	December 31, 2008
ASSETS
Cash and cash equivalents	$8,037	$8,293
Trade receivables, net of allowances of $1,469 and $1,367, respectively	4,158	5,617
Other receivables	940	834
Inventory	1,268	1,232
Prepaid expenses and other current assets	1,951	2,439
Total current assets	16,354	18,415

Property and equipment, net	3,278	4,395
Investment in joint venture	389	87
Trademarks and other non-amortizable intangible assets	78,422	78,422
Other amortizable intangible assets, net of amortization	5,668	6,158
Deferred financing costs and other assets	4,816	5,486
Long-term restricted cash	740	940
Total assets	$109,667	$113,903

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$7,692	$9,220
Restructuring accruals	7	153
Deferred revenue	2,884	4,044
Current portion of long-term debt, net of debt discount of $514 and $541, respectively	1,768	611
Acquisition related liabilities	1,330	4,689
Total current liabilities	13,681	18,717

Long-term debt, net of debt discount of $605 and $852, respectively	139,714	140,262
Acquisition related liabilities	298	480
Other long-term liabilities	3,506	3,937
Total liabilities	157,199	163,396

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 56,951,730 and 56,670,643 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	571	569
Additional paid-in capital	2,684,840	2,681,600
Treasury stock	(1,757)	(1,757)
Accumulated deficit	(2,731,186)	(2,729,905)
Total stockholders’ deficit	(47,532)	(49,493)
Total liabilities and stockholders’ deficit	$109,667	$113,903

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Royalty revenues	$6,144	$6,452	$11,986	$11,811
Factory revenues	4,320	4,761	8,777	7,736
Franchise fee revenues	1,066	397	2,396	1,980
Licensing and other revenues	251	314	582	622
Total revenues	11,781	11,924	23,741	22,149

Operating Expenses:
Cost of sales	(2,670)	(2,974)	(5,507)	(5,296)
Selling, general and administrative expenses:
Franchising	(3,470)	(4,335)	(6,561)	(8,663)
Corporate	(1,912)	(3,468)	(3,996)	(7,834)
Professional fees:
Franchising	(560)	(354)	(970)	(630)
Corporate	(652)	(1,010)	(1,489)	(2,008)
Special investigations	(52)	(1,932)	(85)	(1,932)
Impairment of intangible assets	-	(109,733)	-	(109,733)
Depreciation and amortization	(863)	(674)	(1,725)	(1,165)
Restructuring charges	-	(815)	-	(815)
Total operating expenses	(10,179)	(125,295)	(20,333)	(138,076)

Operating income (loss)	1,602	(113,371)	3,408	(115,927)

Non-Operating income (expense):
Interest income	47	84	102	334
Interest expense	(2,749)	(2,472)	(5,583)	(4,751)
Financing charges	31	(889)	(2)	(926)
Other income (expense), net	372	(193)	720	(676)
Total non-operating expense	(2,299)	(3,470)	(4,763)	(6,019)

Loss from continuing operations before income taxes	(697)	(116,841)	(1,355)	(121,946)
Income taxes:
Current	(81)	(107)	(155)	(184)
Deferred	-	4,126	-	2,936
Loss from continuing operations	(778)	(112,822)	(1,510)	(119,194)
Income (loss) from discontinued operations, net of taxes of $0, $14,916, $0, $15,083, respectively	362	(83,027)	229	(81,960)
Net loss	$(416)	$(195,849)	$(1,281)	$(201,154)

Loss per share (basic and diluted) from continuing operations	$(0.01)	$(1.99)	$(0.03)	$(2.10)
Income (loss) per share (basic and diluted) from discontinued operations	0.00	(1.47)	0.00	(1.45)
Net loss per share - basic and diluted	$(0.01)	$(3.46)	$(0.03)	$(3.55)

Weighted average shares outstanding – basic and diluted	56,952	56,621	56,812	56,444

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(IN THOUSANDS)
(UNAUDITED)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2007	$-	$557	$2,668,289	$(2,474,126)	$(1,757)	$192,963
Net loss	-	-	-	(201,154)	-	(201,154)
Total comprehensive loss						(201,154)
Exercise of options and warrants	-	1	4	-	-	5
Stock-based compensation	-	-	4,617	-	-	4,617
Common stock issued	-	10	4,649	-	-	4,659
Balance at June 30, 2008	$-	$568	$2,677,559	$(2,675,280)	$(1,757)	$1,090

Balance at December 31, 2008	$-	$569	$2,681,600	$(2,729,905)	$(1,757)	$(49,493)
Net loss	-	-	-	(1,281)	-	(1,281)
Total comprehensive loss						(1,281)
Stock-based compensation	-	-	288	-	-	288
Common stock issued	-	2	2,952	-	-	2,954
Balance at June 30, 2009	$-	$571	$2,684,840	$(2,731,186)	$(1,757)	$(47,532)

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash flow from operating activities:
Net loss	$(1,281)	$(201,154)
Add: net (income) loss from discontinued operations	(229)	81,960
Net loss from continuing operations	(1,510)	(119,194)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of intangible assets	-	109,733
Restructuring	-	443
Depreciation and amortization	1,793	1,165
Stock based compensation	288	2,230
Deferred income taxes	-	(2,936)
Unrealized (gain) loss on investment in joint venture	(260)	220
Amortization of debt discount	274	224
Amortization of deferred financing costs	483	845
Accrued interest on Deficiency Note	1,109	-
Changes in assets and liabilities, net of acquired assets and liabilities:
Decrease (increase) in trade receivables, net of allowances	1,459	(1,193)
(Increase) decrease in other receivables	(147)	1,129
(Increase) decrease in inventory	(36)	410
Decrease (increase) in prepaid expenses and other assets	685	(1,070)
(Decrease) increase in accounts payable and accrued expenses	(2,416)	2,795
(Decrease) increase in restructuring accruals	(146)	327
Decrease in deferred revenues	(1,161)	(637)
Net cash provided by (used in) operating activities from continuing operations	415	(5,509)
Net cash provided by (used in) operating activities from discontinued operations	229	(127)
Net cash provided by (used in) operating activities	644	(5,636)

Cash flows from investing activities:
Decrease in restricted cash	190	5,151
Purchases of property and equipment	(185)	(477)
Investment in joint venture	-	(725)
Purchase of trademarks, including registration costs	-	(46)
Distributions from joint venture	-	216
Acquisitions, net of cash acquired	(131)	(95,000)
Cash used in discontinued operations for investing activities	-	(765)
Net cash used in investing activities	(126)	(91,646)

Cash flows from financing activities:
Proceeds from debt borrowings	-	70,000
Financing costs	-	(1,670)
Principal payments on debt	(774)	(3,918)
Proceeds from the exercise of options and warrants	-	5
Cash used in discontinued operations for financing activities	-	(1,100)
Net cash (used in) provided by financing activities	(774)	63,317
Net decrease in cash and cash equivalents	(256)	(33,965)
Cash and cash equivalents, at beginning of period	8,293	46,569
Cash and cash equivalents, at end of period	$8,037	$12,604
Cash paid for interest	$3,702	$4,862
Cash paid for taxes	$203	$135
See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND BASIS OF PRESENTATION

(a) BUSINESS

NexCen Brands, Inc. (“NexCen,” “we,” “us,” “our,” or the “Company”) is a strategic brand management company that owns and manages a portfolio of seven franchised brands, operating in a single business segment: Franchising. Five of our brands (Great American Cookies, Marble Slab Creamery, MaggieMoo’s, Pretzel Time and Pretzelmaker) are in the Quick Service Restaurant (“QSR”) industry. The other two brands (The Athlete’s Foot and Shoebox New York) are in the retail footwear and accessories industry. All seven franchised brands are managed by NexCen Franchise Management, Inc. (“NFM”), a wholly owned subsidiary of NexCen Brands. Our franchise network, across all of our brands, consists of approximately 1,750 retail stores in approximately 40 countries.

We earn revenues primarily from the franchising, royalty, licensing and other contractual fees that third parties pay us for the right to use the intellectual property associated with our brands and from the sale of cookie dough and other ancillary products to our Great American Cookies franchisees.

(b) BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of June 30, 2009, and the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2009 and 2008, and the Condensed Consolidated Statements of Stockholders’ Equity/(Deficit) and the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2009 and 2008, are unaudited. The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and our majority-owned subsidiaries. In the opinion of management, all adjustments have been made, including normal recurring adjustments, necessary to fairly present the Unaudited Condensed Consolidated Financial Statements. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the operating results for the full year. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The Company believes that the disclosures provided in this Report are adequate to make the information presented not misleading. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and related notes included in the Company’s 2008 10-K.

(c) LIQUIDITY AND GOING CONCERN

As of June 30, 2009, we had a total of approximately $8 million of cash on hand. As of June 30, 2009, we also had long-term restricted cash of $0.7 million, used to secure letters of credit issued as security deposits on the Company’s leased facilities.

We anticipate that cash generated from operations will provide us with sufficient liquidity to meet the expenses related to ordinary course operations, including our debt service obligations, for at least the next twelve months. Nonetheless, market and economic conditions may worsen and negatively impact our franchisees and our ability to sell new franchises. As a result, our financial condition and liquidity raise substantial doubt about our ability to continue as a going concern. We are highly leveraged; we have no additional borrowing capacity under our credit facility with BTMU Capital Corporation (the “BTMUCC Credit Facility”); and the BTMUCC Credit Facility imposes restrictions on our ability to freely access the capital markets. In addition, the BTMUCC Credit Facility imposes various restrictions on the use of cash generated by operations. Accordingly, we continue to have uncertainty with respect to our ability to meet non-ordinary course expenses or expenses beyond certain total annual limits, which are not permitted to be paid out of cash generated from operations under the terms of the BTMUCC Credit Facility, but instead must be paid out of cash on hand. These limits do not apply to certain expenses associated with our manufacturing facility such as cost of goods. If we are not able to generate sufficient cash from operations to pay our debt service obligations and our expenses, we would defer, reduce or eliminate certain expenditures, which may negatively impact our operations. Alternatively, we would seek to restructure or refinance our debt, but there can be no guarantee that BTMU Capital Corporation (“BTMUCC”) would agree to any further restructuring or refinancing plans. (See Note 7 – Long-Term Debt to Unaudited Condensed Consolidated Financial Statements for a description of the BTMUCC Credit Facility.)

Our current projections indicate that we may exceed the expense limits noted above prior to our December 31, 2009 year end. We are in discussions with BTMUCC to increase the 2009 expense limits. However, if our lender declines to increase our expense limits, we may be required to defer payment of some 2009 expenses until the expense limits reset in January 2010 and/or use some or all of our available cash on hand in December to cover expenses.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern.

(d) USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, valuation of intangible assets and estimated useful lives of identifiable intangible assets, accrued revenues, allowance for doubtful accounts, guarantees, depreciation, restructuring accruals, valuation of deferred tax assets and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

(2) ACCOUNTING POLICIES AND PRONOUNCEMENTS

(a) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments purchased with original maturities of ninety days or less. Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Cash	$5,768	$6,632
Money market account	2,269	1,661
Total	$8,037	$8,293

The cash balances at June 30, 2009 and December 31, 2008 include approximately $4.4 million and $5.1 million, respectively, of cash received from franchisees and licensees that is being held in “lockbox accounts” established in connection with the BTMUCC Credit Facility to perfect the lender’s security interest in such cash receipts. These funds are applied to the principal and interest on the debt associated with our BTMUCC Credit Facility on a monthly basis, then released from the “lockbox accounts” to the Company for general corporate purposes, and any excess is utilized to prepay the debt. See Note 7 – Long-Term Debt.

(b) TRADE RECEIVABLES, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade receivables consist of amounts the Company expects to collect from franchisees for royalties, franchise fees and cookie dough sales, and from licensees for license fees, net of allowance for doubtful accounts of approximately $1.5 million as of June 30, 2009 and $1.4 million as of December 31, 2008. The Company provides a reserve for uncollectible amounts based on our assessment of individual accounts. Cash flows related to net changes in trade receivable balances are classified as increases or decreases in trade receivables in the Unaudited Condensed Consolidated Statements of Cash Flows.

(c) INVENTORY

We value our inventories related to cookie dough manufacturing at the lower of cost (computed on the first-in, first-out method) or net realizable value.

Inventories consisted of the following at (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$756	$728
Finished goods	512	504
Total	$1,268	$1,232

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value and establishes a framework for measuring fair value and expands disclosures about fair value measurements. The effective date of SFAS No. 157 to fiscal years beginning after November 15, 2007 is for financial assets and financial liabilities only.

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

The carrying amounts of cash and cash equivalents and restricted cash approximate their fair values due to their short-term nature (Level 1). The fair value of debt, as included in Note 7 – Long-Term Debt, is based on the fair value of similar instruments as well as model-derived valuations whose inputs are observable (Level 2). These inputs include estimates of the Company’s credit rating and the returns required for similar instruments by market participants. Management used these inputs to determine discount factors ranging from 13.5% to 40.0% and applied these factors to the forecasted payment streams to determine the fair value of debt as of June 30, 2009. A 1% increase in the discount factors would result in a decrease in the fair value of approximately $2.9 million.

(e) PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to twenty-five years. The costs of leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

(f) TRADEMARKS AND OTHER INTANGIBLE ASSETS

Trademarks represent the value of expected future royalty income associated with the ownership of the Company’s brands, namely, the Great American Cookies, MaggieMoo’s, Marble Slab Creamery, Pretzel Time, Pretzelmaker and The Athlete’s Foot (TAF) trademarks. Other intangible assets are comprised primarily of the customer/supplier relationship with Great American Cookies franchisees, which are non-amortizable, as well as franchise agreements, which are being amortized on a straight-line basis over a period ranging from one to twenty years. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. Trademarks and the customer/supplier relationship acquired in a purchase business combination determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” At each reporting period, we assess trademarks and other non-amortizable intangible assets to determine if facts and circumstances have changed, requiring a re-evaluation of the estimated value. We capitalize the material costs associated with registering and maintaining trademarks.

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

(h) REVENUE RECOGNITION

Royalties represent periodic fees received from franchisees that are determined as a percentage of franchisee net sales and are recognized as revenues when they are earned on an accrual basis. Franchise fee revenue, which represents initial fees paid by franchisees for franchising rights, is recognized when substantially all initial services required by the franchise agreements are performed, which is generally considered to be upon the opening of the franchisee’s store (or the first franchised store under an area development agreement). The opening of a franchisee’s store is dependent on, among other things, real estate availability, construction build-out, and financing, which can cause variability of the revenues associated with franchise fees. Licensing revenues represent amounts earned from the use of the Company’s trademarks and are recognized as revenues when they are earned on an accrual basis.  Revenues from the sale of cookie dough that the Company produces and sells to certain franchisees are recognized at the time of shipment and are classified in factory revenues.

(i) ADVERTISING

The Company maintains advertising funds in connection with our franchise brands (“Marketing Funds”). These Marketing Funds are considered separate legal entities from the Company. The Marketing Funds are funded by franchisees pursuant to franchise agreements that generally require domestic franchisees to remit up to 2% of gross sales to the applicable Marketing Fund. These funds are used exclusively for marketing of the respective franchised brands. The purpose of the Marketing Funds is to centralize the advertising of the respective franchise concept into regional and national campaigns. The Company serves as the administrator of the Marketing Funds, and is reimbursed on a cost-only basis for the amount spent by the Company for advertising expenses related to the franchised brands. Additionally, if the Marketing Funds are dissolved, any remaining cash in the fund would either be distributed back to the franchisees or spent on advertising.

Based on the foregoing, the Company has determined that the Marketing Funds are variable interest entities as defined by FASB Interpretation No. 46(R) - “Variable Interest Entities.” The Company is not the primary beneficiary of these variable interest entities and therefore these funds are excluded from the Unaudited Condensed Consolidated Financial Statements. Franchisee contributions to these Marketing Funds totaled approximately $1.1 million and $1.3 million for the three month periods ended June 30, 2009 and 2008, respectively. For the six month periods ended June 30, 2009 and 2008, franchisee contributions to these Marketing Funds totaled approximately $2.2 million and $2.3 million, respectively. At June 30, 2009, the Unaudited Condensed Consolidated Financial Statements of the Company included loans and advances receivable of $1.5 million due from The Athlete’s Foot Marketing Support Fund, LLC (“TAF MSF”). As of June 30, 2009 and 2008, respectively, the Company did not have any outstanding loans and advances from any other Marketing Fund. In December 2008, the Company also established a matching contribution program with the TAF MSF whereby the Company has agreed to match certain franchisee contributions, not to exceed $1.2 million over 12 quarters. For the three month and six month periods ended June 30, 2009, the Company contributed approximately $0.1 million and $0.2 million, respectively, in matching funds to the TAF MSF.

(j)  INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company has an investment in Shoe Box Holdings, LLC (See Note 5 – Joint Venture Investments – Shoebox New York). Shoe Box Holdings, LLC is an unconsolidated joint venture, the purpose of which is to franchise high-quality and high-fashion shoes. The equity method of accounting is used for unconsolidated entities over which the Company has significant influence, generally representing ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, the Company recognizes our proportionate share of the profits and losses of the entity. The joint venture agreement specifies the distributions of capital, profit and losses.

(k) SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the six months ended June 30, 2009, the Company released approximately 281,000 shares of our common stock (valued at $10.51 per share at the time of issuance) for an aggregate value as calculated at the time of issuance of approximately $3.0 million in connection with the 2007 acquisition of MaggieMoo’s.

For the six months ended June 30, 2008, the Company issued 1.1 million shares of our common stock (valued at $4.23 per share at the time of issuance) and 300,000 warrants with an aggregate value of $5.6 million as calculated at the time of issuance in connection with the acquisition of Great American Cookies. The Company also issued 200,000 warrants to BTMUCC with an aggregate value of $0.9 million at the time of issuance in connection with the financing of the acquisition of Great American Cookies.

On February 29, 2008, the Company applied restricted cash of approximately $3.7 million to pay principal and interest on a note issued in connection with the acquisition of Marble Slab. The restricted cash was held in escrow and was paid directly to the noteholders.

(l) RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS No. 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for the interim reporting period ending June 30, 2009. FSP FAS 157-4 does not require disclosures in earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The adoption of FSP FAS No. 157-4 did not have a material impact on the financial condition or results of operations of the Company.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) 28-1 (“FSP FAS No. 107-1 and APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about the fair value of financial instruments for interim reporting periods of publically traded companies as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 107-1 and APB No. 28-1 do not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption.

In May 2009 the FASB issued SFAS No. 165, “Subsequent Events,” which formalizes the recognition and non-recognition of subsequent events and the disclosure requirements not addressed in other generally accepted accounting guidance. This statement is effective for the Company’s financial statements beginning with the quarterly period ended on June 30, 2009. The adoption of SFAS No. 165 did not have an impact on the financial condition or results of operations of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes the determination of when a variable interest entity (“VIE”) should be consolidated. Under SFAS No. 167, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE, as well as the VIE’s purpose and design. This statement is effective for fiscal years beginning after November 15, 2009. We do not believe the adoption of this pronouncement will have a material impact on the financial condition or results of operations of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS No. 168 states that the FASB Accounting Standards Codification will become the source of authoritative U.S. GAAP recognized by the FASB. Once effective, the Codification’s content will carry the same level of authority, effectively superseding SFAS No. 162. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This statement will be effective for the Company’s financial statements beginning with the interim period ending September 30, 2009. We do not believe the adoption of SFAS No. 168 will have a material impact on the financial condition or results of operations of the Company.

(3) PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following (in thousands):

	Estimated Useful Lives	June 30, 2009	December 31, 2008
Furniture and fixtures	7 - 10 Years	$749	$745
Computers and equipment	3 - 5 Years	1,655	1,591
Software	3 Years	714	699
Building	25 Years	966	966
Land	Unlimited	263	263
Leasehold improvements	Term of Lease or Economic Life	3,039	2,937
Total property and equipment		7,386	7,201
Less accumulated depreciation and amortization		(4,108)	(2,806)
Property and equipment, net of accumulated depreciation		$3,278	$4,395

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2009 and 2008 was $585,000 and $375,000, respectively. Depreciation and amortization expense related to property and equipment for the six months ended June 30, 2009 and 2008 was $1,302,000 and $587,000, respectively.

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

Trademarks and other non-amortizable assets by brand as of June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009	December 31, 2008
The Athlete's Foot	$11,350	$11,350
Great American Cookies	44,891	44,891
Marble Slab Creamery	9,062	9,062
MaggieMoo's	4,194	4,194
Pretzelmaker	8,925	8,925
Total	$78,422	$78,422

Other non-amortizable intangible assets consist of the customer/supplier relationships related to Great American Cookies franchisees.

Other amortizable intangible assets by brand as of June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009	December 31, 2008
The Athlete's Foot	$2,600	$2,600
Great American Cookies	780	780
Marble Slab Creamery	1,229	1,229
MaggieMoo's	654	654
Pretzel Time	1,322	1,322
Pretzelmaker	788	788
Total Other Intangible Assets	7,373	7,373
Less: Accumulated Amortization	(1,705)	(1,215)
Total	$5,668	$6,158

Other amortizable intangible assets are comprised primarily of franchise agreements and the Pretzel Time trademarks. The Pretzel Time trademarks became amortizable during third quarter of 2008 as a result of the Company’s plan to consolidate the Pretzel Time brand under the Pretzelmaker brand. These other intangible assets are being amortized generally on a straight-line basis over a period ranging from one to twenty years. Total amortization expense recorded by the Company for the three months ended June 30, 2009 and 2008 was $245,000 and $299,000, respectively. Total amortization expense recorded by the Company for the six months ended June 30, 2009 and 2008 was $490,000 and $578,000, respectively.

The following table presents the future amortization expense (in thousands) expected to be recognized over the amortization period of the other intangible assets outstanding as of June 30, 2009:

	Amortization Period	For the six months ended December 31,	For the year ended December 31,
	(Years)	2009	2010	2011	2012	2013	Thereafter
The Athlete's Foot	20	$65	$130	$130	$130	$130	$1,669
Great American Cookies	7	56	111	111	111	111	121
Marble Slab	20	31	61	61	61	61	811
MaggieMoo's	20	16	33	33	33	33	430
Pretzel Time	5	175	225	225	36	-	-
Pretzelmaker	5	83	166	166	53	-	-
Total Amortization		$426	$726	$726	$424	$335	$3,031

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

A wholly owned subsidiary of Shoe Box Holdings, LLC holds the acquired intellectual property of TSBI and the intellectual property of the Shoebox New York franchise concept (collectively, the “Shoebox Intellectual Property”). The principal of TSBI was retained to assist in the development of the Shoebox New York concept pursuant to a consulting agreement (the “Consulting Agreement”), and TSBI was granted a non-exclusive license to the Shoebox Intellectual Property (the “License Agreement) to continue operating the existing The Shoe Box stores and to open additional stores under the Shoebox New York brand. If the License Agreement is terminated due to a breach by TSBI or if the Consulting Agreement is terminated due to a breach by the principal of TSBI, Shoe Box Holdings, LLC has the right to repurchase all of TSBI’s ownership interest for $1.00. The terms of the transaction also include an option for TSBI to purchase all of the ownership units of Shoe Box Holdings, LLC in the event that 20 franchised stores are not opened and operating on or prior to the date that is 36 months from the transaction’s second closing date (January 15, 2011) or the date that is 48 months from the transaction’s second closing date (January 15, 2012, collectively, the “Trigger Dates”). TSBI also has an alternative option, in the event that 20 franchised stores are not opened and operating on or prior to the either of the Trigger Dates, to withdraw from Shoe Box Holdings, LLC by surrendering its ownership units, terminating the License Agreement, and by ceasing all uses of the Shoebox Intellectual Property.

NexCen Franchise Management, Inc. (“NFM”) manages the Shoebox New York brand, as it does NexCen’s other brands, and receives a management fee for its services, in addition to any distributions that NexCen Brands may receive from the joint venture entity. During the three month periods ended June 30, 2009 and 2008, NFM received management fees of approximately $34,000 and $138,000, respectively, which is included in the Company’s operating income. During the six month periods ended June 30, 2009 and 2008, NFM received management fees of approximately $108,000 and $272,000, respectively.

The joint venture, through its wholly owned subsidiary, executed in the six month period ended June 30, 2009, franchise agreements for the development of stores in Kuwait and Aruba. There are currently eight stores open in the United States and five stores open internationally in Vietnam, South Korea and Kuwait.

The Company’s net investment in this joint venture was $389,000 and $87,000 at June 30, 2009 and December 31, 2008, respectively. The Company recorded equity loss of $7,000 and $116,000 for the three months ending June 30, 2009 and 2008, respectively. The Company recorded equity income (loss) of $260,000 and $(220,000) for the six months ending June 30, 2009 and 2008, respectively. The Company also received excess distributions for which it has recorded a $42,000 reimbursement payable to the joint venture which increased net investment by the same amount.

(6) ACCOUNTS PAYABLE, ACCRUED EXPENSES AND RESTRUCTURING ACCRUALS

(a) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Accounts payable	$4,819	$5,883
Accrued interest payable	246	353
Accrued professional fees	361	901
Deferred rent - current portion	51	80
Accrued compensation and benefits	310	106
Income taxes	410	429
Refundable franchise fees and gift cards	33	24
All other	1,462	1,444
Total accounts payable and accrued expenses	$7,692	$9,220

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

A roll forward of the restructuring accrual is as follows (in thousands):

Employee Separation Benefits

Restructuring liability as of December 31, 2008	$153

2009 Restructuring:
Charges to continuing operations	—
Cash payments and other	(146)
Restructuring liability as of June 30, 2009	$7

  (7) LONG-TERM DEBT

(a)	BTMUCC Credit Facility

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

The BTMUCC Credit Facility is comprised of three separate tranches: the Class A Franchise Notes, the Class B Franchise Note and the Deficiency Note.  The Company’s debt as of June 30, 2009 and December 31, 2008 is summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Class A Franchise Notes	$85,791	$86,300
Class B Franchise Note	41,459	41,724
Deficiency Note	15,351	14,242

Total	$142,601	$142,266

Weighted average interest rate on variable rate debt	4.29%	7.32%

The estimated fair value of the Company’s debt as of June 30, 2009 and December 31, 2008 was approximately $88.5 million and $101.0 million, respectively.

Each Class A Franchise Note is secured by substantially all of the assets of the Issuer and each of its subsidiaries (the “Co-Issuers”) and is collectively set to mature on July 31, 2013. The Class A Franchise Notes bear interest at LIBOR (which in all cases under the BTMUCC Credit Facility is the one-month LIBOR rate as in effect from time to time) plus 3.75% per year through July 31, 2011 and then LIBOR plus 5% per year thereafter until maturity on July 31, 2013. The rate in effect at June 30, 2009 was 4.09%.

The Class B Franchise Note is secured by substantially all of the assets of the Issuer and each Co-Issuer and is set to mature on July 31, 2011. As of January 20, 2009 through maturity, this note bears interest at a fixed rate of 8% per year. Prior to a January 27, 2009 amendment to the BTMUCC Credit Facility, the Class B Franchise Note would have borne interest at a fixed rate of 12% per year through July 31, 2009 and then 15% per year thereafter. BTMUCC will be entitled to receive a warrant covering up to 2.8 million shares of the Company’s common stock if the Class B Franchise Note has not been repaid by December 31, 2009 (“Warrant Trigger Date”) with the number of shares subject to such warrant being reduced on a pro-rata basis if less than 50% of the original principal amount of the Class B Franchise Note remains outstanding on the Warrant Trigger Date. Prior to the July 15, 2009 amendment, discussed below, the Warrant Trigger Date was July 31, 2009.

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

The aggregate maturities of long-term debt under the BTMUCC Credit Facility on a calendar year basis as of June 30, 2009 were as follows (in thousands):

	Class A	Class B (1)	Deficiency Note (2)	Total
2009	$390	$186	$-	$576
2010	2,700	712	-	3,412
2011	3,390	40,561	-	43,951
2012	3,918	-	-	3,918
2013	75,393	-	28,471	103,864
Total	$85,791	$41,459	$28,471	$155,721

(1)
As discussed below, on August 6, 2009, the Company paid down $5.0 million of the Class B Franchise Note. With this payment, the principal balance of the Class B Franchise Note now due in 2011 is approximately $35.6 million.

(2)	Maturities related to the Deficiency Note include PIK interest of approximately $13.1 million.

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

On August 6, 2009, in connection with certain Australian and New Zealand license agreements (see Note 14 – Subsequent Events ) NexCen entered into an amendment of the BTMUCC Credit Facility whereby the Company used $5.0 million of the licensing proceeds to pay down a portion of the Class B Franchise Note and BTMUCC released its security interest in the intellectual property that is the subject of the license agreements. The balance of the Class B Franchise Note following the re-payment was approximately $36.4 million, and the Company’s repayment will result in interest expense savings of $400,000 on an annualized basis. The August 6, 2009 amendment also permitted the Company to use up to $1.2 million of net proceeds from the license agreements for expenditures, as approved in writing by BTMUCC, including capital expenditures to expand production capabilities of our manufacturing facility to produce products beyond cookie dough.

Although the organization, terms and covenants of the specific borrowings have changed significantly since their inception, the basic structure of the facility has remained the same. The Issuer and Co-Issuers issued notes pursuant to the terms of the credit facility. These notes were and are secured by the assets of each brand, which consist of the respective intellectual property assets and the related royalty revenues and trade receivables. The assets of each brand are held by special purpose, bankruptcy-remote entities (each, a “Brand Entity”), and the Issuer, also a special purpose, bankruptcy-remote entity, is the parent of all of the Brand Entities. The notes are cross-collateralized with each other, and each Brand Entity is a Co-Issuer of each note. Repayment of each note and all other obligations under the facility are the joint and several obligation of the Issuer and each Brand Entity. Certain other NexCen subsidiaries (the “Managers”) do not own any assets comprising the brands, but manage the various Brand Entities and are parties to management agreements that define the relationship among the Managers and the respective Brand Entities they manage. In the event that certain adverse events occur with respect to the Company or if the Managers fail to meet certain qualifications, BTMUCC has the right to replace the Managers.

NexCen Brands is not a named borrowing entity under the BTMUCC Credit Facility. However, substantially all of our revenues are earned by the Brand Entities and are remitted to “lockbox accounts” that have been established in connection with the credit facility to perfect the lender’s security interest in the cash receipts. (See Note 2 – Accounting Policies and Pronouncements - Cash and Cash Equivalents.) The terms of the credit facility control the amount of cash that may be distributed by each Brand Entity to the Managers, the Issuer and NexCen Brands, and certain non-ordinary course expenses or expenses beyond certain total limits must be paid out of cash on hand. (See Note 1(c) – Liquidity and Going Concern.) In addition, the credit facility prohibits NexCen Brands, the Issuer, the Managers and each Brand Entity from securing any additional borrowings without the prior written consent of BTMUCC.

Our BTMUCC Credit Facility contains numerous reporting obligations, as well as affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, fundamental changes, asset sales, acquisitions, capital and other expenditures, dividends and other payments affecting subsidiaries. The Company’s failure to comply with the financial and other restrictive covenants could result in a default under our BTMUCC Credit Facility, which could then trigger, among other things, the lender’s right to accelerate principal payment obligations, foreclose on virtually all of the assets of the Company and take control of all of the Company’s cash flows from operations. In addition, our BTMUCC Credit Facility contains provisions whereby our lender has the right to accelerate all principal payment obligations upon a “material adverse change,” which is broadly defined as the occurrence of any event or condition that, individually or in the aggregate, has had, is having or could reasonably be expected to have a material adverse effect on (i) the collectability of interest and principal on the debt, (ii) the value or collectability of the assets securing the debt, (iii) the business, financial condition, or operations of the Company or our subsidiaries, individually or taken as a whole, (iv) the ability of the Company or our subsidiaries to perform its respective obligations under the loan agreements, (v) the validity or enforceability of any of the loan documents, and (vi) the lender’s ability to foreclose or otherwise enforce its interest in any of the assets securitizing the debt. To date, BTMUCC has not invoked the “material adverse change” provision or otherwise sought acceleration of our principal payment obligations.

The Company has received amendments and waivers from BTMUCC (without concessions from the Company) since the restructuring of the debt in August 2008, including reduction of interest rates, deferral of scheduled principal payment obligations and certain interest payments, waivers and extensions of time related to the obligations to issue dilutive warrants, allowance of certain payments to be excluded from debt service obligations, as well as relief from debt service coverage ratio requirements, certain capital and operating expenditure limits, certain loan-to-value ratio requirements, certain free cash flow margin requirements, and the requirement to provide financial statements by certain deadlines. In light of these amendments and waivers and the Company’s projected ability to meet our debt service obligations for at least the next twelve months, we believe it is unlikely that the Company will need to seek additional material waivers of, or otherwise default on, the covenants of our BTMUCC Credit Facility through June 30, 2010.

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

The Company accounts for certain guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB statements  No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 ” (“FIN 45”).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  FIN 45 also clarifies that a guarantor is required to recognize at inception of a guarantee, a liability for the fair value of certain obligations undertaken.

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

Each Lease Guarantee was analyzed and the fair value was determined based on the facts and circumstances of the lease and franchisee performance. Based on those analyses, the carrying amounts of these liabilities are included in acquisition related liabilities and are comprised as follows (in thousands):

	JUNE 30, 2009	DECEMBER 31, 2008
Assumed lease obligations	$452	$891
Assumed lease guarantees	337	354
Total	$789	$1,245

	JUNE 30, 2009	DECEMBER 31, 2008
Current	$490	$765
Long term	299	480
Total	$789	$1,245

At the end of each calendar year, the Company reviews the facts and circumstances of each direct lease obligation and Lease Guarantee. Based on this review, the Company’s determination as to the carrying amounts of these liabilities may change.

In addition to the Lease Guarantees, under the terms of the Pretzel Time, Pretzelmaker and Great American Cookies acquisitions, the Company agreed to reimburse the respective sellers for 50% of the sellers’ obligations under certain lease guarantees if certain franchise agreements were terminated after a period of one year from the date of acquisition. The Company is not a guarantor of any leases to third parties and has not recorded any amounts in the financial statement related to these contingent obligations. The Company had a maximum amount of undiscounted potential exposure related to these third-party contingent lease guarantees as of June 30, 2009 and December 31, 2008, of $3.3 million and $4.1 million, respectively.

(8) STOCK BASED COMPENSATION

Effective October 31, 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) to replace two of our previously existing plans. The Company’s stockholders approved the adoption of the 2006 Plan at the 2006 Annual Stockholders’ Meeting on October 31, 2006.  The 2006 Plan is now the sole plan for issuing stock-based compensation to eligible employees, directors and consultants. The previous plans will remain in existence solely for the purpose of addressing the rights of holders of existing awards already granted under those plans prior to the adoption of the 2006 Plan. No new awards will be granted under the previous plans. A total of 3.5 million shares of common stock were initially reserved for issuance under the 2006 Plan, which represented approximately 7.4% of NexCen’s outstanding shares at the time of adoption. Options under the 2006 Plan expire after ten years and are granted at an exercise price no less than the fair value of the common stock on the grant date.

Total stock-based compensation expense was approximately $0.1 million and $0.9 million for the three months ended June 30, 2009 and 2008, respectively.  Total stock-based compensation expense was approximately $0.2 million and $2.2 million for the six months ended June 30, 2009 and 2008, respectively.  A summary of stock option activity under the 2006 Plan, 1999 Plan, the 2000 Plan and warrants outstanding as of June 30, 2009 and changes during the six months then ended is presented below:

	Number of shares (in thousands)	Weighted - Average Exercise Price
Outstanding at January 1, 2009	4,005	$3.73
Granted	-	-
Exercised	-	-
Expired/Cancelled/Forfeited	(330)	4.41
Outstanding at June 30, 2009	3,675	$3.67

The Company did not grant any options or warrants in the three or six month periods ending June 30, 2009. The total unrecognized compensation cost related to non-vested share-based compensation agreements granted under all stock option plans as of June 30, 2009 is approximately $0.3 million. The cost is expected to be recognized over the vesting period of approximately 2 years. Options and warrants to purchase 350,000 shares of the Company’s common stock were at exercise prices below the June 30, 2009 closing price of $0.18.

(9) INCOME TAXES

The Company’s effective tax rate from continuing operations was 11.6% and 3.4% for the three months ended June 30, 2009 and 2008, respectively. The Company’s effective tax rate from continuing operations was 11.4% and 2.2% for the six months ended June 30, 2009 and 2008, respectively. The current provision for taxes for the three and six month periods ending June 30, 2009 of $81,000 and $155,000, respectively, is comprised primarily of foreign taxes withheld on franchise royalties received from foreign based franchisees in accordance with applicable tax treaties. Deferred income tax benefits of $4.1 million and $2.9 million, respectively, for the three and six month periods ending June 30, 2008 resulted from the timing differences between the amortization of trademarks and other intangible assets for tax purposes and impairment charges recorded for book purposes.

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

The Company has accumulated significant deferred tax assets from federal net operating loss carry forwards, which expire at various dates through 2028, and capital loss carry forwards, which expire at various dates between 2009 and 2011. Consistent with SFAS No. 109, the Company has provided a full valuation allowance against our deferred tax assets for financial reporting purposes because we have not satisfied the GAAP requirement in order to recognize the value, namely, that there exists objective evidence of our ability to generate sustainable taxable income from our operations.

In addition to the time limitations that apply to the loss carry forwards noted above, we may be subject to additional limitations on the loss carry forwards under Section 382 of the Internal Revenue Code. If we have an “ownership change” as defined in Section 382 of the Internal Revenue Code, our net operating loss carry-forwards and capital loss carry-forwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of our deferred tax assets. As of the date of this Report, we do not believe that we have experienced an ownership change as defined under Section 382 resulting from transfer of shares by our existing shareholders. However, the Company has entered into recent amendments of the BTMUCC Credit Facility, and we are in the process of assessing the impact of those amendments and the limitations, if any, that we may be subject to under Section 382. Until our assessment is complete, no amounts are being presented as uncertain tax positions under FIN 48. The Company’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had no accrued interest or penalties related to uncertain tax positions as of June 30, 2009 and December 31, 2008. Tax returns for all years after 2006 are subject to future examination by tax authorities. The state of New York has selected the Company’s combined tax returns for 2006 through 2008 for examination.

If we determine that it is more likely than not that there has been a Section 382 ownership change, there will be no impact to our financial position given the valuation allowance recorded on our deferred tax assets. However, even if the amendments to our credit facility did not result in a change of control as defined by Section 382, we cannot guarantee that we will not enter into other transactions or that transfers of stock will not occur, which may result in an ownership change that would severely limit our ability to use our net operating loss carry-forwards and capital loss carry-forwards to offset future taxable income. In addition, we are, and expect that we will continue to be, subject to certain state, local, and foreign tax obligations, as well as to a portion of the federal alternative minimum tax for which the use of our tax loss carry-forwards may be limited.

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

Information relating to the calculation of earnings per share is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(dollars are in thousands, except per share data)	2009	2008	2009	2008
Net loss	$(416)	$(195,849)	$(1,281)	$(201,154)
Weighted-average shares outstanding-basic and diluted	56,952	56,621	56,812	56,444
Loss per share – basic and diluted from continuing operations	$(0.01)	$(1.99)	$(0.03)	$(2.10)
Income (loss) per share – basic and diluted from discontinued operations	$0.00	$(1.47)	$0.00	$(1.45)
Net loss per share – basic and diluted	$(0.01)	$(3.46)	$(0.03)	$(3.55)

As the Company has had a net loss in each of the periods presented, basic and diluted net loss per share are the same. Options of 150,000 shares and warrants of 200,000 shares of the Company’s common stock outstanding during the three and six month periods ended June 30, 2009 have been excluded from the calculation of diluted net loss per share because their inclusion would also be anti-dilutive. Options of 881,000 shares and warrants of 200,000 shares of the Company’s common stock outstanding during the three and six month periods ended June 30, 2008 have been excluded from the calculation of diluted net loss per share because their inclusion would also be anti-dilutive.

(11) RELATED PARTY TRANSACTIONS

The Company receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at that firm, George P. Stamas, is a member of the Company’s Board of Directors. Expenses related to Kirkland & Ellis LLP for the three months ended June 30, 2009 and 2008, were approximately $117,000, and $469,000, respectively. Expenses related to Kirkland & Ellis LLP for the six months ended June 30, 2009 and 2008, were approximately $268,000, and $739,000, respectively. As of June 30, 2009 and December 31, 2008, the Company had outstanding payables due to Kirkland & Ellis LLP of approximately $832,000 and $989,000, respectively.

Athlete’s Foot Marketing Support Fund, LLC (“TAF MSF”), is an entity that is funded by the domestic franchisees of TAF to provide domestic marketing and promotional services on behalf of the franchisees. The Company previously advanced funds to the TAF MSF under a loan agreement. The terms of the loan agreement included a borrowing rate of prime (on the date of the loan) plus 2%, and repayment by the TAF MSF with no penalty at any time. As of June 30, 2009 and December 31, 2008, the Company had receivable balances of $1.5 million and $1.7 million from the TAF MSF, respectively. The Company recorded interest income earned from the fund in the amounts of $20,000 and $27,000 for the three months ended June 30, 2009 and 2008, respectively. The Company recorded interest income earned from the fund in the amounts of $42,000 and $56,000 for the six months ended June 30, 2009 and 2008, respectively. In December 2008, the Company also established a matching contribution program with the TAF MSF whereby the Company has agreed to match certain franchisee contributions, not to exceed $1.2 million over 12 quarters. For the three months ended June 30, 2009, the Company contributed approximately $0.1 million in matching funds to the TAF MSF. For the six months ended June 30, 2009, the Company contributed approximately $0.2 million in matching funds to the TAF MSF.

 (12) COMMITMENTS AND CONTINGENCIES

(a) LEGAL PROCEEDINGS

Securities Class Action. A total of four putative securities class actions were filed in May, June and July 2008 in the United States District Court for Southern District of New York against NexCen Brands and certain of our former officers and a current director for alleged violations of the federal securities laws. On March 5, 2009, the court consolidated the actions under the caption, In re NexCen Brands, Inc. Securities Litigation, No. 08-cv-04906, and appointed Vincent Granatelli as lead plaintiff and Cohen, Milstein, Hausfeld & Toll, P.L.L.C. as lead counsel. On August 24, 2009, plaintiff filed a Consolidated Amended Class Action Complaint. Plaintiff alleges that defendants violated federal securities laws by misleading investors in the Company’s public filings and statements during a putative class period that begins on March 13, 2007, when the Company announced the establishment of the credit facility with BTMUCC, and ends on May 19, 2008, when the Company’s stock fell in the wake of the Company’s disclosure of the previously undisclosed terms of a January 2008 amendment to the credit facility, the substantial doubt about the Company’s ability to continue as a going concern, the Company’s inability to timely file its periodic report and the expected restatement of its Annual Report on Form 10-K for the year ended December 31, 2007, initially filed on March 21, 2008 (the “May 19, 2008 disclosure”). The consolidated amended complaint asserts claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5, and also asserts that the individual defendants are liable as controlling persons under Section 20(a) of the Exchange Act. Plaintiff seeks damages and attorneys’ fees and costs. On October 8, 2009, the Company filed a motion to dismiss the consolidated amended complaint in accordance with the scheduling order entered by the court. Under the scheduling order, plaintiff must file his opposition to the motion to dismiss by November 23, 2009, and the Company must file its reply by December 8, 2009.

Shareholder Derivative Action. A federal shareholder derivative action premised on essentially the same factual assertions as the federal securities actions also was filed in June 2008 in the United States District Court for Southern District of New York against the directors or former directors of NexCen. This action is captioned: Soheila Rahbari v. David Oros, Robert W. D’Loren, James T. Brady, Paul Caine, Jack B. Dunn IV, Edward J. Mathias, Jack Rovner, George Stamas & Marvin Traub , No. 08-CV-5843 (filed on June 27, 2008). In this action, plaintiff alleges that NexCen’s Board of Directors breached its fiduciary duties, mismanaged and abused its control of the Company, wasted corporate assets, and unjustly enriched itself by engaging in insider sales with the benefit of material non-public information that was not shared with shareholders. Plaintiff further contends that she was not required to make a demand on the Board of Directors prior to bringing suit because such a demand would have been futile, due to the board members’ alleged lack of independence and incapability of exercising disinterested judgment on behalf of the shareholders. Plaintiff seeks damages, restitution, disgorgement of profits, attorneys’ fees and costs, and miscellaneous other relief.  On June 9, 2009, plaintiff requested transfer of the derivative case to the court presiding over the securities class action case. This request was denied. On August 24, 2009, plaintiff filed the first amended shareholder derivative complaint. The individually named Directors and former-Directors (“Director Defendants”) filed a motion to dismiss the amended complaint on October 8, 2009 in accordance with the scheduling order entered by the court. Under the scheduling order, Plaintiff must file her opposition to the motion to dismiss by November 23, 2009, and the Director Defendants must file their reply by December 23, 2009.

California Litigation. A direct action was filed in Superior Court of California, Marin County against NexCen Brands and certain of our former officers by a series of limited partnerships or investment funds. The case is captioned: Willow Creek Capital Partners, L.P., et al. v. NexCen Brands, Inc., Case No. CV084266 (Cal. Superior Ct., Marin Country) (filed on August 29, 2008). Predicated on similar factual allegations as the federal securities actions, this lawsuit is brought under California law and asserts both fraud and negligent misrepresentation claims. Plaintiffs seek compensatory damages, punitive damages and costs.

The California state court action was served on NexCen on September 2, 2008. Plaintiffs in the California action served NexCen with discovery requests on September 19, 2008. On October 17, 2008, NexCen filed a motion in the California court to dismiss the California complaint on the ground of forum non conveniens, or to stay the action in its entirety, or in the alternative to stay discovery, pending the outcome of the federal class action.

The California state court held a hearing on NexCen’s motion on December 12, 2008. At the hearing, the court issued a tentative ruling from the bench granting defendants’ motion to stay. On December 26, 2008, the court entered a final order staying the California action in its entirety pending resolution of the class action securities litigation pending in the Southern District of New York. Plaintiff filed a motion to lift the stay on September 16, 2009, which the California court denied on October 8, 2009.

SEC Investigation. We voluntarily notified the Enforcement Division of the SEC of our May 19, 2008 disclosure. The Company has been cooperating with the SEC and voluntarily provided documents and testimony, as requested. On or about March 17, 2009, we were notified that the SEC had commenced a formal investigation of the Company as of October 2008.

Legacy Aether IPO Litigation. The Company was among the hundreds of defendants named in a series of securities class action lawsuits brought in 2001 against issuers and underwriters of technology stocks that had their initial public offerings during the late 1990’s. These cases were consolidated and pending in the United States District Court for the Southern District of New York under the caption, In Re Initial Public Offerings Litigation, Master File 21 MC 92 (SAS). As to NexCen, these actions were filed on behalf of persons and entities that acquired the Company’s stock after our initial public offering in October 20, 1999. Among other things, the complaints claimed that prospectuses, dated October 20, 1999 and September 27, 2000 and issued by the Company in connection with the public offerings of common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws. The complaint alleged that the prospectuses allegedly failed to disclose that the offerings’ underwriters had solicited and received additional and excessive fees, commissions and benefits beyond those listed in the arrangements with certain of their customers, which were designed to maintain, distort and/or inflate the market price of the Company’s common stock in the aftermarket. The actions sought unspecified monetary damages and rescission. NexCen reserved $465,000 for the estimated exposure for this matter.

In March 2009, the parties, including NexCen, reached a preliminary global settlement of all 309 coordinated class actions cases under which defendants would pay a total of $586 million (the “Settlement Amount”) to the settlement class in exchange for plaintiffs releasing all claims against them. Under the proposed terms of this settlement, NexCen’s portion of the Settlement Amount would be paid by our insurance carrier. In October 2009, the district court issued a decision granting final approval of the settlement. Because NexCen has no out-of-pocket liability under the approved settlement, we will no longer maintain the reserve of $465,000. Because the final approval of the settlement represents new information regarding a matter existing at the balance sheet date, we reversed the reserve as of June 30, 2009, and the reversal is reflected as income from discontinued operations in the Unaudited Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2009.

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

(b) CONTRACTUAL COMMITMENTS

In connection with our existing businesses and the businesses sold in 2008, the Company is obligated under various leases for office space in New York City and Norcross, Georgia and other locations which expire at various dates through 2017. As of the date of this Report, we have subleased or assigned all of the Company’s lease obligations, other than for our headquarters in New York City and our NFM facility in Norcross, Georgia.

(c) LONG-TERM RESTRICTED CASH

Total long-term restricted cash of $0.7 million as of June 30, 2009 is for security deposits relating to letters of credit that secure our NFM facility in Norcross, Georgia and the Company’s headquarters in New York City.

(13) DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the following table details the income statement for the Company’s Consumer Branded Products business that was sold during the quarter ended December 31, 2008 (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$-	$3,447	$-	$9,441
Operating costs and expenses	361	(102,083)	227	(106,902)
Operating (loss) income	361	(98,636)	227	(97,461)
Interest and other expense, net	1	(1,121)	2	(1,968)
Minority interest	-	1,814	-	2,386
(Loss) income before income taxes	362	(97,943)	229	(97,043)
Current tax	-	(163)	-	(163)
Deferred tax benefit	-	15,079	-	15,246
Net (loss) income from discontinued operations	$362	$(83,027)	$229	$(81,960)
Income (loss) per share (basic and diluted) from discontinued operations	$0.00	$(1.47)	$0.00	$(1.45)
Weighted average shares outstanding – basic and diluted	56,952	56,621	56,812	56,444

(14) SUBSEQUENT EVENTS

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

On August 6, 2009, NexCen, through our wholly owned subsidiary TAF Australia, LLC (“TAFA”), entered into long-term license agreements with RCG Corporation Ltd. and The Athlete’s Foot Australia Pty Ltd. The Athlete’s Foot Australia Pty Ltd., a subsidiary of RCG Corporation Ltd., was previously the master franchisee for TAF for the territories of Australia and New Zealand. Pursuant to the license agreements, which replace all prior franchise agreements among the parties, TAFA granted The Athlete’s Foot Australia Pty Ltd. exclusive licenses of The Athlete’s Foot trademarks and trade dress for the territories of Australia and New Zealand for an initial 99-year term. In consideration for these license agreements, The Athlete’s Foot Australia Pty Ltd. paid one-time, non-refundable licensing fees of $6.2 million. The license agreements are renewable for three 50-year terms for nominal additional consideration. TAFA is a special purpose, bankruptcy-remote limited liability company formed under the laws of Delaware, whose only assets are the license agreements and the intellectual property that is the subject of those license agreements.

On August 6, 2009, in connection with the license agreements discussed above, NexCen entered into an amendment of the BTMUCC Credit Facility whereby the Company used $5.0 million of the licensing proceeds to pay down a portion of the Class B Franchise Note and BTMUCC released its security interest in the intellectual property that is the subject of the license agreements. The August 6, 2009 amendment also permitted the Company to use up to $1.2 million of net proceeds from the license agreements for expenditures, as approved in writing by BTMUCC, including capital expenditures to expand production capabilities of our manufacturing facility to produce products beyond cookie dough. For additional details regarding the BTMUCC Credit Facility, see Note 7 – Long-Term Debt to our Unaudited Condensed Consolidated Financial Statements.

In October 2009, the Company resolved a pending litigation for which we had reserved $465,000. The Company had been among the hundreds of defendants named in a series of class action lawsuits seeking damages due to alleged violations of securities law, which was consolidated and pending in the United States District Court for the Southern District of New York under the caption In Re Initial Public Offerings Litigation, Master File 21 MC 92 (SAS). In March 2009, the parties, including NexCen, reached a preliminary global settlement of all 309 coordinated class actions cases. Under the proposed terms of this global settlement, NexCen’s portion of the settlement amount would be paid by our insurance carrier. In October 2009, the district court issued a decision granting final approval of the settlement. Because NexCen has no out-of-pocket liability under the approved settlement, we will no longer maintain the reserve of $465,000. Because the final approval of the settlement represents new information regarding a matter existing at the balance sheet date, we reversed the reserve as of June 30, 2009, and the reversal is reflected in income from discontinued operations in the Unaudited Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2009. For additional details regarding this litigation, see Note 12(a) – Legal Proceedings to our Unaudited Condensed Consolidated Financial Statements.

The Company has evaluated  subsequent events through November 5, 2009, which is the date these financial statements are issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

FORWARD-LOOKING STATEMENTS

In this Report, we make statements that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect,” and similar expressions often indicate that a statement is a “forward-looking statement.” Statements about non-historic results also are considered to be forward-looking statements.  None of these forward-looking statements are guarantees of future performance or events, and they are subject to numerous risks, uncertainties and other factors.  Given the risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements.  Factors that could cause or contribute to such differences include those discussed throughout this Report, in Item 1A, under the heading “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008, and our other periodic reports filed with the Securities and Exchange Commission. Forward-looking statements reflect our reasonable beliefs and expectations as of the time we make them, and we have no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We discuss our business in detail in Item 1-Business of our 2008 10-K, and we discuss the risks affecting our business in Item 1A-Risk Factors of our 2008 10-K.

The Company’s financial condition and operating results for the three and six month periods ended June 30, 2009 reflect the changes that the Company implemented to address the financial and operational challenges that we faced in 2008. By the end of 2008, we improved our cash management, reduced operating expenses, restructured our credit facility, sold our Waverly and Bill Blass businesses, reduced our outstanding debt, and ceased all activities of UCC Capital. As a result of these changes, for the three and six month periods ended June 30, 2009 as compared to the same periods in 2008, the Company generated positive cash flow from operations, operating income instead of operating loss, and significantly decreased our net loss.

The following factors impacted our operating results for the three and six month periods ended June 30, 2009 compared to the same periods in 2008:

•
We acquired Great American Cookies on January 28, 2008. Thus, our financial results for the six months ended June 30, 2009 reflect a full period of ownership of Great American Cookies, whereas our financial results for the six months ended June 30, 2008 do not.

•
We acquired our joint venture interest in Shoebox New York on January 15, 2008. Fees paid to the Company by the joint venture to manage the brand are reflected in the Company’s revenues. The Company’s portion of income or expense from the joint venture investment is included in non-operating income (expense).

•	We report the Bill Blass, Waverly and UCC Capital businesses as discontinued operations for all periods presented.

•
We disclosed issues related to our debt structure in May 2008 that materially and negatively affected the Company.  As a result of the events of May 2008, we incurred significant expenses in the second quarter of 2008 that we did not incur in the second quarter of 2009, including $1.9 million in professional fees related to special investigations, $109.7 million of impairment charges related to our intangible assets, and $0.8 million in restructuring charges. Thus, our expenses in 2009 reflect the effects of our ongoing cost reduction measures that began in May 2008 as well as more normalized expenses.

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

COMPARISON OF RESULTS FOR THREE MONTH PERIODS ENDED JUNE 30, 2009 AND JUNE 30, 2008

RESULTS OF CONTINUING OPERATIONS

Royalty, Franchise Fee, Factory, Licensing and Other Revenues

We recognized $11.8 million in revenues for the three months ended June 30, 2009, a decrease of $0.1 million, or 1%, from $11.9 million in revenues for the three months ended June 30, 2008. Of the $11.8 million in revenues recognized for the three months ended June 30, 2009, $6.1 million related to royalties, a decrease of $0.3 million, or 5%, from the 2008 comparable quarter; $4.3 million related to factory revenues from the sales of cookie dough and other products to our Great American Cookies franchisees, a decrease of $0.5 million, or 9%, from the 2008 comparable quarter; $1.1 million related to franchise fees, an increase of $0.7 million, or 169%, from the 2008 comparable quarter; and $0.3 million related to licensing and other revenues, which approximates the 2008 comparable quarter. Other revenues consist primarily of management fees paid to the Company from the Shoebox New York joint venture and rebates earned from vendors with which the Company conducts business.

We believe the modest quarter-over-quarter decline in royalty and factory revenues reflects the effects of the decline in general economic conditions from second quarter of 2008 to second quarter of 2009. Royalty revenues associated with our brands are seasonal, but the seasonality is complementary so that we generally do not experience material seasonality in royalty revenues on an aggregate basis. For example, our royalty revenues from our mall-based QSR’s (Great American Cookies, Pretzel Time and Pretzelmaker) and our retail brands (TAF and Shoebox New York) tend to be higher in the fourth quarter of the year due to higher retail sales from higher mall traffic around the holiday season. Conversely, royalty revenues from our ice cream brands (MaggieMoo’s and Marble Slab Creamery) tend to be higher in the warmer months of the second and third quarters from the higher retail sales in those months. In addition, we anticipate slightly lower royalty revenues from TAF beginning in the third quarter of 2009 due to our entry into long-term license agreements for the territories of Australia and New Zealand on August 6, 2009. See Note 14 – Subsequent Events. We received a one-time, non-refundable licensing fee of $6.2 million relating to these licenses, and, as a result, will not receive further royalties or franchise fees from these territories.

The quarter-over-quarter increase in initial franchise fees is attributable to the fact that we recognized significant initial franchise fees for Great American Cookies in the second quarter of 2009. In contrast, we recognized no fees in the 2008 comparable quarter due to our inability to sell new franchises while we prepared, and in some states registered, our franchise offering documents for Great American Cookies after we acquired the brand in January 2008We believe that the amount of initial franchise fees that we recognized in the second quarter of 2009, while greater than those recognized in the 2008 comparable quarter, nonetheless reflects the difficulties we have experienced in selling new franchises in light of the challenged economic environment and the lack of readily available credit to current and prospective franchisees who generally depend upon financing from banks or other financial institutions in order to construct and open new units.

Cost of Sales

For the three months ended June 30, 2009, the Company incurred $2.7 million in cost of sales, a decrease of $0.3 million, or 10%, from $3.0 million from the 2008 comparable quarter. Cost of sales is comprised of raw ingredients, labor and other direct manufacturing costs associated with our Great American Cookies manufacturing facility. The gross profit margin on the manufacture and supply of cookie dough and the supply of ancillary products sold through our Great American Cookies franchised stores increased to 38% for the three months ended June 30, 2009 from 37% for the three months ended June 30, 2008.  The 1% quarter-over-quarter increase in our gross profit margin is the result of our realizing reductions in overhead expenses and our instituting price increases on our cookie dough in April 2008 to adjust for certain increases to our cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of compensation, stock compensation expense and personnel related costs, rent, facility related support costs, travel and advertising.

For the three months ended June 30, 2009, the Company recorded Corporate SG&A expenses of $1.9 million, a decrease of $1.6 million, or 45%, from $3.5 million for the three months ended June 30, 2008. The quarter-over-quarter decrease is primarily the result of a reduction in stock compensation expense of $0.8 million, along with reductions in compensation expense due to the Company’s corporate restructuring during second quarter 2008 and other cost reduction efforts. The Company recorded Franchising SG&A of $3.4 million for the three months ended June 30, 2009, a decrease of $0.9 million, or 20%, from $4.3 million for the 2008 comparable quarter. This quarter-over-quarter decrease reflects reductions in salaries and bonuses along with reductions in travel, entertainment, and general office expenses.

Professional Fees

For the three months ended June 30, 2009, the Company incurred $52,000 in professional fees related to special investigations as compared to $1.9 million during the three months ended June 30, 2008.

For the three months ended June 30, 2009, the Company incurred corporate professional fees of $0.6 million, a decrease of $0.4 million, or 35%, from $1.0 million for the three months ended June 30, 2008. Corporate professional fees primarily consist of legal fees associated with public reporting, compliance and litigation (including claims arising from the same events as the special investigations), and accounting fees related to auditing and tax services. The Company incurred professional fees related to franchising of $0.6 million for the three months ended June 30, 2009, an increase of $0.2 million, or 58%, from $0.4 million for the 2008 comparable quarter. Franchising professional fees primarily consist of legal and accounting fees associated with franchising activities and trademark maintenance. The total professional fees incurred in the second quarter of 2009 reflect a more normalized expense structure than the professional fees incurred in the second quarter of 2008, which were affected by the events of May 2008.

Impairment of Intangible Assets

In accordance with SFAS No. 142, the Company tests goodwill, trademarks and other intangibles for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the assets below its respective carrying amount.

The Company did not record any impairment charges in the three months ended June 30, 2009. For the three months ended June 30, 2008, we recorded impairment charges totaling $109.7 million. In May 2008, the Company disclosed issues related to our debt structure that materially and negatively affected the Company.

Depreciation and Amortization

Depreciation expenses arise from property and equipment purchased for use in our operations, including our factory. Amortization costs arise from amortizable intangible assets acquired in acquisitions.

For the three months ended June 30, 2009 and 2008, the Company recorded depreciation and amortization expenses of approximately $0.9 million and $0.7 million, respectively. The quarter-over-quarter increase primarily reflects accelerated depreciation of corporate assets following the Company’s May 2008 restructuring.

Restructuring Charges

The Company did not incur restructuring charges in the three months ended June 30, 2009.  In the three months ended June 30, 2008, Company recorded $0.8 million in restructuring charges primarily related to employee separation benefits, stemming from the reduction of staff in the New York corporate offices.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2009 were $10.2 million, a decrease of $115.1 million, or 92%, from $125.3 million for the 2008 comparable quarter. This decrease reflects both the Company’s cost reduction efforts and the more normalized operating expenses of the Company without the expenses specific to events and circumstances of 2008.

Excluding the special expense items that were incurred in second quarter of 2008, which were not incurred in second quarter of 2009, namely impairment charges related to intangible assets, professional fees related to special investigations and restructuring charges, operating expenses for the three months ended June 30, 2009 were $2.6 million or 21% below the total operating expenses for the three months ended June 30, 2008.

Operating Income (Loss)

The Company generated operating income of $1.6 million for the three months ended June 30, 2009, an increase of $115.0 million from the operating loss of $113.4 million for the three months ended June 30, 2008. This quarter-over-quarter increase is primarily the result of the Company’s cost reduction efforts, lack of impairment charges and the more normalized operating expenses of the Company without the expenses specific to the events and circumstances of May 2008.

Interest Income

The Company recognized interest income of $47,000 for the three months ended June 30, 2009, a decrease of $37,000, or 44%, from $84,000 for the three months ended June 30, 2008. Interest income primarily reflects the interest earned on our average cash balances, which decreased between the respective periods, along with interest rates.

Interest Expense

The Company recorded interest expense of $2.7 million for the three months ended June 30, 2009, an increase of $0.2 million, or 11%, from $2.5 million for the three months ended June 30, 2008. Interest expense consists primarily of interest incurred in connection with our borrowings related to our continuing operations under the BTMUCC Credit Facility. Interest expense also includes, all for the three months ended June 30, 2009 and 2008, respectively, amortization of deferred loan costs of $241,000 and $364,000, amortization of debt discount of $137,000 and $128,000, and imputed interest of approximately $45,000 and $46,000, related to a long-term consulting agreement liability assumed in the TAF acquisition, which liability expires in 2028. Interest expense of approximately $797,000 related to the Waverly and Bill Blass businesses that we sold in 2008 is included in discontinued operations for the three months ended June 30, 2008. For additional details regarding the BTMUCC Credit Facility, see Note 7 – Long-Term Debt to our Unaudited Condensed Consolidated Financial Statements.

Financing Charges

The Company recovered $31,000 in financing charges as a result of obtaining discounts on certain outstanding payables with outside attorneys during the three months ended June 30, 2009 as compared to $0.9 million in expense during the three months ended June 30, 2008. Financing charges consist primarily of legal fees related to the amendments to the BTMUCC Credit Facility. In the second quarter of 2008, the Company incurred significant legal fees related to the restructuring of the BTMUCC Credit Facility, which was finalized in August 2008.

Other Income (Expense)

The Company recognized other income of $372,000 for the three months ended June 30, 2009, which included $357,000 in lease settlements and approximately $7,000 of income from the Company’s investment in Shoebox New York. For the three months ended June 30, 2008, the Company incurred other expense of $193,000, primarily reflecting $117,000 in loss from the Company’s investment in Shoebox New York.

Loss From Continuing Operations Before Income Taxes

We recognized loss from continuing operations before income taxes of $0.7 million for the three months ended June 30, 2009, a decrease of $116.1 million, from a loss of $116.8 million for the three months ended June 30, 2008. This quarter-over-quarter decrease in loss reflects the changes to the Company’s business, the absence of expenses specific to 2008, and our ongoing cost reduction measures that began in 2008.

Income Taxes – Continuing Operations

For the three months ended June 30, 2009, the Company recorded a current provision for income taxes of $81,000, consisting primarily of foreign taxes withheld on franchise royalties received from foreign based franchisees in accordance with applicable tax treaties. The Company recorded no deferred income tax expense. Income tax benefit for the three months ended June 30, 2008 was $4.0 million, comprised of a current provision of $107,000 and deferred tax benefit of $4.1 million resulting from impairment charges recorded for book purposes related to intangible assets and the related reversal of deferred tax liabilities.

The Company computes our combined current and deferred quarterly income tax expense or benefit based upon an estimate of the annual effective tax rate from continuing operations. The Company’s effective tax rate from continuing operations was approximately 11.6% and 3.4% in the second quarter of 2009 and 2008, respectively. In 2008, the Company was subject to annual combined federal and state deferred tax expense of approximately $1.2 million, resulting primarily from timing differences relating to the Company’s trademarks, goodwill and other intangibles, which are amortized over fifteen years for tax purposes but not amortized for book purposes. The deferred tax liability resulting from these timing differences reversed by year end 2008 due to impairment charges recorded related to the Company’s intangible assets.

For a further discussion of the Company’s tax situation, including deferred tax assets and liabilities, see Note 9 – Income Taxes to our Unaudited Consolidated Financial Statements.

Discontinued Operations

For the three months ended June 30, 2009, the Company recognized net income from discontinued operations of approximately $0.4 million, resulting primarily from the reversal of a reserve for litigation. See Note 12(a) – Legal Proceedings for further information. There was no income tax expense incurred in discontinued operations for the three months ended June 30, 2009. For the three months ended June 30, 2008, the Company recognized net loss from discontinued operations of $83.0 million, consisting primarily of net losses from Bill Blass and Waverly, which comprised our Consumer Branded Products business.

COMPARISON OF RESULTS FOR SIX MONTH PERIODS ENDED JUNE 30, 2009 AND JUNE 30, 2008

RESULTS OF CONTINUING OPERATIONS

Royalty, Franchise Fee, Factory, Licensing and Other Revenues

We recognized $23.7 million in revenues for the six months ended June 30, 2009, an increase of $1.5 million, or 7%, from $22.2 million in revenues for the six months ended June 30, 2008. Of the $23.7 million in revenues recognized for the six months ended June 30, 2009, $12.0 million related to royalties, an increase of $0.2 million, or 1%, from the 2008 comparable period; $8.7 million related to factory revenues, an increase of $0.9 million, or 13%, from the 2008 comparable period; $2.4 million related to franchise fees, an increase of $0.4 million, or 21%, from the 2008 comparable period; and $0.6 million related to licensing and other revenues, which approximates the 2008 comparable quarter. Other revenues consist primarily of management fees paid to the Company from the Shoebox New York joint venture and rebates earned from vendors with which the Company conducts business.

On a pro forma basis, assuming that Great American Cookies was acquired on January 1, 2008, the Company’s royalty revenues for the six months ended June 30, 2008 declined approximately $0.4 million, or 3%, and factory revenues declined $0.5 million, or 6%, from the 2008 comparable period. We believe this modest decline reflects the general downturn in the economy from 2008 to 2009. Royalty revenues associated with our brands are seasonal, but the seasonality is complementary so that we generally do not experience material seasonality in royalty revenues on an aggregate basis. For example, our royalty revenues from our mall-based QSR’s (Great American Cookies, Pretzel Time and Pretzelmaker) and our retail brands (TAF and Shoebox New York) tend to be higher in the fourth quarter of the year due to higher retail sales from higher mall traffic around the holiday season. Conversely, royalty revenues from our ice cream brands (MaggieMoo’s and Marble Slab Creamery) tend to be higher in the warmer months of the second and third quarters from the higher retail sales in those months. In addition, we anticipate slightly lower royalty revenues from TAF beginning in the third quarter of 2009 due to our entry into long-term license agreements for the territories of Australia and New Zealand on August 6, 2009. See Note 14 – Subsequent Events. We received a one-time, non-refundable licensing fee of $6.2 million relating to these licenses, and, as a result, will not receive further royalties or franchise fees from these territories.

The period-over-period increase in initial franchise fees is attributable to the fact that we recognized significant initial franchise fees for Great American Cookies in the six months ended June 30, 2008. In contrast, we recognized no fees in the 2008 comparable period due to our inability to sell new franchises while we prepared, and in some cases registered, our franchise offering documents for Great American Cookies after we acquired the brand in January 2008. We believe that the amount of initial franchise fees that we recognized in the six months ended June 30, 2009, while greater than those recognized in the 2008 comparable period, nonetheless reflects the difficulties we have experienced in selling new franchises in light of the challenged economic environment and the lack of readily available credit to current and prospective franchisees who generally depend upon financing from banks or other financial institutions in order to construct and open new units.

Cost of Sales

For the six months ended June 30, 2009, the Company incurred $5.5 million in cost of sales, an increase of $0.2 million, or 4%, from $5.3 million for the 2008 comparable period. Cost of sales is comprised of raw ingredients, labor and other manufacturing costs associated with our Great American Cookies manufacturing facility. The period-over-period increase in cost of sales reflects full-period results for the manufacturing facility, which we acquired in January 2008. The gross profit margin on the manufacture and supply of cookie dough and the supply of ancillary products sold through our Great American Cookies franchised stores increased to 37% for the six months ended June 30, 2009 from 32% for the six months ended June 30, 2008. In 2008, we instituted price increases on our cookie dough to adjust for certain increases to our raw materials costs and we instituted certain expense reductions. In addition, we recorded $234,000 in the first quarter of 2008 resulting from purchase accounting adjustments related to inventory acquired. Together, these factors resulted in period-over-period increase in the gross profit margin.

Selling, General and Administrative Expenses

For the six months ended June 30, 2009, the Company recorded Corporate SG&A expenses of $4.0 million, a decrease of $3.8 million, or 49%, from $7.8 million for the 2008 comparable period. This period-over-period decrease is the result of a reduction in stock compensation expense of $2.0 million, along with reductions in compensation expense as a result of the Company’s corporate restructuring during second quarter 2008 and other cost reduction efforts. The Company recorded Franchising SG&A of $6.5 million for the six months ended June 30, 2009, a decrease of $2.2 million, or 24%, from $8.7 million for the 2008 comparable period. This period-over-period decrease reflects reductions in salaries and bonuses along with reductions in travel, entertainment, and general office expenses.

Professional Fees

For the six months ended June 30, 2009, the Company incurred $85,000 in professional fees related to special investigations as compared to $1.9 million during the six months ended June 30, 2008.

For the six months ended June 30, 2009, the Company incurred corporate professional fees of $1.5 million, a decrease of $0.5 million, or 26%, from $2.0 million for the six months ended June 30, 2008. Corporate professional fees primarily consist of legal fees associated with public reporting, compliance and litigation (including claims arising from the same events as the special investigations), and accounting fees related to auditing and tax services. The Company incurred professional fees related to franchising of $1.0 million for the six months ended June 30, 2009, an increase of $0.4 million, or 54%, from $0.6 million for the 2008 comparable period. Franchising professional fees primarily consist of legal and accounting fees associated with franchising activities and trademark maintenance. The total professional fees incurred in the six months ended June 30, 2009 reflect a more normalized expense structure than the professional fees incurred in the 2008 comparable period, which were affected by the events of May 2008.

Impairment of Intangible Assets

In accordance with SFAS No. 142, the Company tests goodwill, trademarks and other intangibles for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the assets below its respective carrying amount.

The Company did not record any impairment charges in the six months ended June 30, 2009. We recorded impairment charges totaling $109.7 million during the six months ended June 30, 2008, specifically in the second quarter of 2008. In May 2008, the Company disclosed issues related to our debt structure that materially and negatively affected the Company.

Depreciation and Amortization

Depreciation expenses arise from property and equipment purchased for use in our operations, including our factory. Amortization costs arise from amortizable intangible assets acquired in acquisitions.

For the six months ended June 30, 2009 and 2008, the Company recorded depreciation and amortization expenses of approximately $1.7 million and $1.2 million, respectively. The period-over-period increase primarily reflects accelerated depreciation of corporate assets following the Company’s May 2008 restructuring.

Restructuring Charges

The Company did not incur restructuring charges in the six months ended June 30, 2009. The Company recorded $0.8 million in restructuring charges primarily related to employee separation benefits in the six month period ended June 30, 2008, specifically in the second quarter of 2008, stemming from the reduction of staff in the New York corporate offices.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2009 were $20.3 million, a decrease of $117.8 million, or 85%, from $138.1 million for the 2008 comparable period. This decrease reflects the Company’s ongoing cost reduction measures that began in May 2008, the lack of impairment charges in 2009 and the more normalized operating expenses of the Company without the expenses specific to events and circumstances of May 2008.

Excluding the special expense items that were incurred in the six months ended June 30, 2008, and specifically in the second quarter of 2008, which were not incurred in the 2009 comparable period, namely, impairment charges related to intangible assets, professional fees related to special investigations and restructuring charges, operating expenses for the six months ended June 30, 2009 were approximately $5.3 million or 21% below the total operating expenses for the 2008 comparable period.

Operating Income (Loss)

The Company generated operating income of $3.4 million for the six months ended June 30, 2009, an increase of $119.3 million from an operating loss of $115.9 million for the six months ended June 30, 2008. This period-over-period increase is primarily the result of the Company’s cost reduction efforts, the lack of impairment charges in 2009 and the more normalized operating expenses of the Company without the expenses specific to events and circumstances of 2008.

Interest Income

The Company recognized interest income of $102,000 for the six months ended June 30, 2009, a decrease of $232,000, or 69%, from $334,000 for the six months ended June 30, 2008. Interest income primarily reflects the interest earned on our average cash balances, which decreased between the respective periods, along with interest rates.

Interest Expense

The Company recorded interest expense of $5.6 million for the six months ended June 30, 2009, an increase of $0.8 million, or 18%, from $4.8 million for the six months ended June 30, 2008. Interest expense consists primarily of interest incurred in connection with our borrowings related to our continuing operations under the BTMUCC Credit Facility. Interest expense also includes, all for the six months ended June 30, 2009 and 2008, respectively, amortization of deferred loan costs of $484,000 and $671,000, amortization of debt discount of $137,000 and $128,000, and imputed interest of approximately $91,000 and $93,000, related to a long-term consulting agreement liability assumed in the TAF acquisition, which liability expires in 2028. The period-over-period increase in interest expense reflects the increased borrowings related to our continuing operations after the acquisition of Great American Cookies in January 2008. Interest expense of approximately $1.7 million related to the Waverly and Bill Blass businesses that we sold in 2008 is included in discontinued operations for the three months ended June 30, 2008. For additional details regarding the BTMUCC Credit Facility, see Note 7 – Long-Term Debt to our Unaudited Condensed Consolidated Financial Statements.

Financing Charges

The Company incurred approximately $2,000 in net financing charges in the six months ended June 30, 2009 as compared to $0.9 million during the six months ended June 30, 2008. Financing charges consist primarily of legal fees related to the amendments to the BTMUCC Credit Facility. In second quarter of 2008, the Company incurred significant legal fees related to the restructuring of the BTMUCC Credit Facility, which was finalized in August 2008.

Other Income (Expense)

The Company recorded other income of $0.7 million for the six months ended June 30, 2009, which included $0.4 million in lease settlements and $0.3 million of income from the Company’s joint venture investment in Shoebox New York. The Company recorded other expense of $0.7 million for the six months ended June 30, 2008, primarily reflecting certain non-operating expenses attributable to the Company’s brands and a loss of $0.2 million related to the Company’s joint venture in Shoebox New York.

Loss From Continuing Operations Before Income Taxes

We recognized loss from continuing operations of $1.4 million for the six months ended June 30, 2009, an improvement of $120.5 million from a loss of $121.9 million for the six months ended June 30, 2008. This period-over-period decrease in loss reflects the changes to the Company’s business, the lack of impairment charges in 2009, the absence of expenses specific to 2008 and our ongoing cost reduction measures that began in 2008.

Income Taxes – Continuing Operations

For the six months ended June 30, 2009, the Company recorded a current provision for income taxes of $155,000, consisting primarily of foreign taxes withheld on franchise royalties received from foreign based franchisees in accordance with applicable tax treaties. The Company recorded no deferred income tax expense. Income tax benefit for the six months ended June 30, 2008 was $2.7 million, comprised of a current provision of $184,000 and deferred tax benefit of $2.9 million resulting from impairment charges recorded for book purposes related to intangible assets and the related reversal of deferred tax liabilities.

The Company computes our combined current and deferred quarterly income tax expense or benefit based upon an estimate of the annual effective tax rate from continuing operations. The Company’s effective tax rate from continuing operations was approximately 11.4% and 2.2% in the six months ended June 30, 2009 and 2008, respectively. In 2008, the Company was subject to annual combined federal and state deferred tax expense of approximately $1.2 million, resulting primarily from timing differences relating to the Company’s trademarks, goodwill and other intangibles, which are amortized over fifteen years for tax purposes but not amortized for book purposes. The deferred tax liability resulting from these timing differences reversed by year end 2008 due to impairment charges recorded related to the Company’s intangible assets.

For a further discussion of the Company’s tax situation, including deferred tax assets and liabilities, see Note 9 – Income Taxes to the Unaudited Condensed Consolidated Financial Statements.

Discontinued Operations

For the six months ended June 30, 2009, the Company recognized net income from discontinued operations of approximately $0.2 million, resulting primarily from the reversal of a reserve for litigation. See Note 12(a) – Legal Proceedings for further information. There was no income tax expense incurred in discontinued operations for the six months ended June 30, 2009. For the six months ended June 30, 2008, the Company incurred net loss from discontinued operations of $82.0 million, consisting primarily of losses related to the Bill Blass and Waverly businesses, which comprised our Consumer Branded Products business.

FINANCIAL CONDITION

During the six months ended June 30, 2009, our total assets decreased by $4.2 million, and our total liabilities decreased by $6.2 million.

As of June 30, 2009, we had a total of approximately $8.0 million of cash on hand. As of June 30, 2009, we also had long-term restricted cash of $0.7 million, used to secure letters of credit issued as security deposits on the Company’s leased facilities.

We anticipate that cash generated from operations will provide us with sufficient liquidity to meet the expenses related to ordinary course operations, including our debt service obligations, for at least the next twelve months. Nonetheless, market and economic conditions may worsen and negatively impact our franchisees and our ability to sell new franchises. As a result, our financial condition and liquidity as of June 30, 2009 raise substantial doubt about our ability to continue as a going concern. We are highly leveraged; we have no additional borrowing capacity under the BTMUCC Credit Facility; and the BTMUCC Credit Facility imposes restrictions on our ability to freely access the capital markets. In addition, the BTMUCC Credit Facility imposes various restrictions on the cash generated by operations. Accordingly, we continue to have uncertainty with respect to our ability to meet non-ordinary course expenses or expenses beyond certain total limits, which are not permitted to be paid out of cash generated from operations under the terms of the BTMUCC Credit Facility, but instead must be paid out of cash on hand. If we are not able to generate sufficient cash from operations to pay our debt service obligations and all of our expenses, we would defer, reduce or eliminate certain expenditures, which may negatively impact our operations. Alternatively, we would seek to restructure or refinance our debt, but there can be no guarantee that BTMUCC would agree to any restructuring or refinancing plan.

Our BTMUCC Credit Facility also contains numerous affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, fundamental changes, asset sales, acquisitions, capital and other expenditures, dividends and other payments affecting subsidiaries. The Company’s failure to comply with the financial and other restrictive covenants could result in a default under our BTMUCC Credit Facility, which could then trigger, among other things, BTMUCC’s right to accelerate all payment obligations, foreclose on virtually all of the assets of the Company and take control of all of the Company’s cash flow from operations. (See Note 7 – Long-Term Debt to the Unaudited Condensed Consolidated Financial Statements for details regarding the security structure of the debt.) In addition, our BTMUCC Credit Facility contains provisions whereby our lender has the right to accelerate all principal payment obligations upon a “material adverse change,” which is broadly defined as the occurrence of any event or condition that, individually or in the aggregate, has had, is having or could reasonably be expected to have a material adverse effect on (i) the collectability of interest and principal on the debt, (ii) the value or collectability of the assets securing the debt, (iii) the business, financial condition, or operations of the Company or our subsidiaries, individually or taken as a whole, (iv) the ability of the Company or our subsidiaries to perform its respective obligations under the loan agreements, (v) the validity or enforceability of any of the loan documents, and (vi) the lender’s ability to foreclose or otherwise enforce its interest in any of the assets securitizing the debt. To date, BTMUCC has not invoked the “material adverse change” provision or otherwise sought acceleration of our principal payment obligations.

The Company has received waivers and/or amendments from BTMUCC (without concessions from the Company), including reduction of interest rates, deferral of scheduled principal payment obligations and certain interest payments, waiver and extension of time related to the obligations to issue dilutive warrants, allowance of certain payments to be excluded from debt service obligations, as well as relief from debt coverage ratio requirements, certain capital and operating expenditure limits, certain loan-to-value ratio requirements, certain free cash flow margin requirements and the requirement to provide financial statements by certain deadlines. In light of these amendments and waivers and the Company’s projected ability to meet our debt service obligations for at least the next twelve months, we believe it is unlikely that the Company will need to seek additional material waivers or amendments of, or otherwise default on, the covenants of our BTMUCC Credit Facility through June 30, 2010.

The following table reflects the use of net cash from operations, investing, and financing activities for the six month periods ended June 30, 2009 and June 30, 2008 (in thousands).

	For the six months ended June 30,
	2009	2008
Net loss adjusted for non-cash activities	$2,177	$(7,270)
Working capital changes	(1,762)	1,761
Discontinued operations	229	(127)
Net cash provided by (used in) operating activities	644	(5,636)
Net cash used in investing activities	(126)	(91,646)
Net cash (used in) provided by financing activities	(774)	63,317
Net decrease in cash and cash equivalents	$(256)	$(33,965)

Cash flow from operations consists of (i) net income adjusted for depreciation, amortization, impairment charges and certain other non-cash items; (ii) changes in working capital; and (iii) cash flows from discontinued operations. We generated $2.2 million in net income adjusted for non-cash items in the six months ended June 30, 2009, an increase of $9.4 million from the $7.3 million use of cash in the same period of 2008.   The period-over- period improvement is a result of the Company’s successful efforts to reduce  costs and manage expenses. Partially offsetting this improvement was a use of cash of $1.8 million for working capital purposes in 2009 compared to a source of cash of $1.8 million in the 2008 period. This change primarily reflects our efforts to reduce our accounts payable and accrued expenses in the 2009 period, partially offset by improved collections on accounts receivable in 2009.

Net cash used in investing activities for the six months ended June 30, 2009 was $0.1 million. Net cash used in investing activities for the six months ended June 30, 2008 was $91.6 million, and related primarily to the acquisition of Great American Cookies. In the 2008 period, the Company also used $0.7 million for the acquisition of equity interest in Shoe Box Holdings, LLC.

Net cash used in financing activities for the six months ended June 30, 2009 was $0.8 million consisting of principal payments of debt.  Net cash provided by financing activities for the six months ended June 30, 2008 was $63.3 million, which primarily reflects the funds received from BTMUCC to finance the Great American Cookie acquisition, net of loan costs as well as greater principal payments on debt and cash used in discontinued operations for financing activities.

CONTRACTUAL OBLIGATIONS

We provided tabular information regarding our contractual obligations in our 2008 10-K in Part II, Item 7, under the caption, “Contractual Obligations.” Significant changes to our obligations through June 30, 2009 are as follows:

•
We assigned the lease for our Bill Blass showroom in New York City to a third party on June 11, 2009, reducing our net obligation by $2.5 million from the amount of our Operating Lease Obligations as of December 31, 2008.

•
We subleased our Waverly showroom in New York City through the lease expiration for approximately the same amounts as we pay under the lease, reducing our net obligation by $3.6 million from the amount of our Operating Lease Obligations as of December 31, 2008.

•
We satisfied four of the fifteen remaining guaranteed lease obligations that we assumed in connection with our acquisition of MaggieMoo’s, reducing the expected net present value of these obligations by $0.4 million from the amount of Other Long-Term Liabilities as of December 31, 2008. We remain obligated under ten such leases.

•
On October 22, 2009, we received a notice of breach of the lease for our corporate offices in New York City based on our failure to maintain a letter of credit as a security deposit on the lease. As part of our efforts to renegotiate the lease and occupy a space more appropriate to the needs and expense structure of the Company, we declined to provide a new letter of credit when the existing letter of credit was not renewed. As of the date of this Report, we are within the cure period for the breach, and we continue to discuss with the landlord a resolution of this matter.

Off Balance Sheet Arrangements

The Company maintains advertising funds in connection with our franchised brands (“Marketing Funds”). The Marketing Funds are funded by franchisees pursuant to franchise agreements. These Marketing Funds are considered separate legal entities from the Company and are used exclusively for marketing of the respective franchised brands. TAF MSF is a Marketing Fund for the TAF brand. Historically, on an as needed basis, the Company advanced funds to the TAF MSF under a loan agreement. The terms of the loan agreement include a borrowing rate of prime plus 2%, and repayment by the TAF MSF with no penalty, at any time. As of June 30, 2009, the Company had a receivable balance of $1.5 million from the TAF MSF. The Company does not consolidate this or other Marketing Funds under FIN-46(R) –“Variable Interest Entities.” For further discussion of Marketing Funds, see Note 2(i) to our Unaudited Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks, which exist as part of our ongoing business operations. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in these forward-looking statements.

Interest Rate Risk

Our primary exposure to market risk is to changes in interest rates on our long-term debt. As of June 30, 2009, the Company had outstanding borrowings of $142.6 million under the BTMUCC Credit Facility in three separate tranches: (1) approximately $85.8 million of Class A Franchise Notes, (2) approximately $41.4 million of a Class B Franchise Note and (3) $15.4 million of a Deficiency Note. (On August 6, 2009, the Company paid down $5 million of the Class B Franchise Note. See Note 7 – Long-Term Debt and Note 14 – Subsequent Events ). The Class B Franchise Note and the Deficiency Note both bear a fixed interest rate. However, the Class A Franchise Notes, representing approximately 60% of the outstanding debt as of June 30, 2009, bear interest at 30-day LIBOR plus 3.75% per year through July 31, 2011 and then LIBOR plus 5% per year thereafter until maturity on July 31, 2013. Although LIBOR rates fluctuate on a daily basis, our LIBOR rate resets monthly on the 15th day of each month.

We are subject to interest rate risk on our rate-sensitive financing to the extent interest rates change. Our fixed and variable rate debt as of June 30, 2009 is shown in the following table (in thousands).

	As of June 30, 2009	% of Total
Fixed Rate Debt	$56,810	40%
Variable Rate Debt	$85,791	60%
Total long-term debt	$142,601	100%

The estimated fair value of the Company’s debt as of June 30, 2009 was approximately $88.5 million.

A change in LIBOR can have a material impact on our interest expense and cash flows. Under our BTMUCC Credit Facility and based upon the principal balance as of June 30, 2009, a 1% increase in 30-day LIBOR would result in additional $0.9 million in interest expense per year, while a 1% decrease in LIBOR would reduce interest expense by $0.9 million per year. We did not as of June 30, 2009, and do not currently, utilize any type of derivative instruments to manage interest rate risk. If our lender requests it, however, we will be obligated to hedge the interest rate exposure on our outstanding debt if 30-day LIBOR exceeds 3.5%.

Foreign Exchange Rate Risk

The Company is exposed to fluctuations in foreign currency on a limited basis due to our international franchisees that transact business in currencies other than the U.S. dollar. However, the overall exposure to foreign exchange gains and losses is not expected to have a material impact on the consolidated results of operations. Because international development fees and store opening fees are paid in U.S. dollars, our primary foreign currency exchange exposure involves continuing royalty revenue from our international franchisees, which for the three months ended June 30, 2009 was approximately $1.7 million or 14.4% of our total revenues.

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of June 30, 2009. Disclosure controls and procedures refer to controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2009 or as of the date of the filing of this Report.

We did not timely file this Report. While we have made progress in improving our disclosure controls and procedures and we continue to strive to improve our processes to enable us to provide complete and accurate public disclosures on a timely basis, management believes that material weaknesses related to our disclosure controls and procedures will not be remediated until we are able to file required reports with the SEC on a timely basis.

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

Changes in Internal Control over Financial Reporting and Disclosure Controls and Procedures

Since the filing of our Amendment No. 2 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 on August 11, 2009, in which we discussed the changes in internal control over financial reporting in 2008 and through June 2009, we have continued to make changes to the Company’s internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company has supplemented our NFM accounting staff with additional accounting personnel with appropriate level of technical expertise in GAAP and public reporting in order to transition all corporate accounting functions currently in the New York headquarters to the Company’s NFM offices, our principal operating facility in Norcross, Georgia. Newly hired NFM accounting personnel include a Chief Accounting Officer hired in September 2009 and a Director of Financial Reporting hired in October 2009. However, as noted above, the Company has been unable to fully remediate all material weaknesses, and our internal control over financial reporting may be materially affected in the future by our continued remediation efforts.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12 to the Unaudited Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in  “Forward-Looking Statements,” in the Part I, Item 2 of this Report and in Part I - Item 1A of our 2008 10-K.  As of the date of this filing, there have been no material changes in the risk factors previously disclosed in Part I - Item 1A of our 2008 10-K.

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

*10.2
Omnibus Amendment dated August 6, 2009 by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, the Managers parties thereto, and BTMU Capital Corporation.  (Designated as Exhibit 10.3 to the Form 8-K filed on August 6, 2009)

*10.3
Australia License Agreement dated August 6, 2009, by and among TAF Australia, LLC, The Athlete’s Foot Australia Pty Ltd. and RCG Corporation Ltd. (Designated as Exhibit 10.1 to the Form 8-K filed on August 6, 2009)

*10.4
New Zealand License Agreement dated August 6, 2009, by and among TAF Australia, LLC, The Athlete’s Foot Australia Pty Ltd. and RCG Corporation Ltd. (Designated as Exhibit 10.2 to the Form 8-K filed on August 6, 2009)

+10.5	Amended and Restated Employment Agreement effective as of June 30, 2009 by and between NexCen Brands, Inc. and Chris Dull (Designated as Exhibit 10.22 to the Form 10-K filed on October 6, 2009)

31.1	Certification pursuant to 17 C.F.R § 240.15d−14 (a), as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002 for Kenneth J. Hall.

31.2	Certification pursuant to 17 C.F.R § 240.15d−14 (a), as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002 for Mark E. Stanko.

**32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002 for Kenneth J. Hall and Mark E. Stanko.

___________________

* Incorporated by reference.

** These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Quarterly Report on Form 10-Q or as a separate disclosure document.

+  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2009.

NEXCEN BRANDS, INC.

By:	/s/ Kenneth J. Hall
KENNETH J. HALL
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.