Form 10-Q
period 2009-09-30
NexCen Brands, Inc.
filed 2009-11-16
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

NEXCEN BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q
THE QUARTER ENDED SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

NEXCEN BRANDS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,
	2009 (Unaudited)	December 31, 2008
ASSETS
Cash and cash equivalents	$8,290	$8,293
Trade receivables, net of allowances of $1,403 and $1,367, respectively	3,567	5,617
Other receivables	971	834
Inventory	1,298	1,232
Prepaid expenses and other current assets	1,617	2,439
Total current assets	15,743	18,415

Property and equipment, net	2,859	4,395
Investment in joint venture	407	87
Trademarks and other non-amortizable intangible assets	72,522	78,422
Other amortizable intangible assets, net of amortization	5,214	6,158
Deferred financing costs and other assets	4,328	5,486
Long-term restricted cash	1,954	940
Total assets	$103,027	$113,903

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$6,163	$9,220
Restructuring accruals	229	153
Deferred revenue	3,198	4,044
Current portion of long-term debt, net of debt discount of $501 and $541, respectively	2,339	611
Acquisition related liabilities	1,330	4,689
Total current liabilities	13,259	18,717

Long-term debt, net of debt discount of $482 and $852, respectively	134,586	140,262
Acquisition related liabilities	289	480
Other long-term liabilities	3,402	3,937
Total liabilities	151,536	163,396

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 56,951,730 and 56,670,643 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	571	569
Additional paid-in capital	2,684,876	2,681,600
Treasury stock	(1,757)	(1,757)
Accumulated deficit	(2,732,199)	(2,729,905)
Total stockholders’ deficit	(48,509)	(49,493)
Total liabilities and stockholders’ deficit	$103,027	$113,903

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Royalty revenues	$5,875	$6,733	$17,861	$18,544
Factory revenues	4,023	4,598	12,800	12,334
Franchise fee revenues	638	454	3,034	2,434
Licensing and other revenues	291	379	873	1,001
Total revenues	10,827	12,164	34,568	34,313

Operating Expenses:
Cost of sales	(2,487)	(3,093)	(7,994)	(8,389)
Selling, general and administrative expenses:
Franchising	(2,997)	(3,459)	(9,558)	(12,174)
Corporate	(1,646)	(2,987)	(5,642)	(10,821)
Professional fees:
Franchising	(794)	(498)	(1,764)	(1,128)
Corporate	(343)	(71)	(1,832)	(2,079)
Special investigations	(5)	(1,640)	(90)	(3,572)
Impairment of intangible assets	-	(28,148)	-	(137,881)
Depreciation and amortization	(645)	(902)	(2,370)	(2,015)
Restructuring charges	(222)	(281)	(222)	(1,096)
Total operating expenses	(9,139)	(41,079)	(29,472)	(179,155)

Operating income (loss)	1,688	(28,915)	5,096	(144,842)

Non-Operating income (expense):
Interest income	50	44	153	378
Interest expense	(2,703)	(2,793)	(8,286)	(7,544)
Financing charges	(63)	(791)	(66)	(1,717)
Other income (expense), net	139	240	858	(436)
Total non-operating expense	(2,577)	(3,300)	(7,341)	(9,319)

Loss from continuing operations before income taxes	(889)	(32,215)	(2,245)	(154,161)
Income taxes:
Current	(102)	(72)	(256)	(256)
Deferred	-	-	-	2,936
Loss from continuing operations	(991)	(32,287)	(2,501)	(151,481)
(Loss) income from discontinued operations, net of taxes of $0, $1,034, $0, $16,116 respectively	(22)	(6,067)	207	(88,027)
Net loss	$(1,013)	$(38,354)	$(2,294)	$(239,508)

Loss per share (basic and diluted) from continuing operations	$(0.01)	$(0.57)	$(0.04)	$(2.67)
(Loss) income per share (basic and diluted) from discontinued operations	(0.00)	(0.11)	0.00	(1.56)
Net loss per share - basic and diluted	$(0.01)	$(0.68)	$(0.04)	$(4.23)

Weighted average shares outstanding – basic and undiluted	56,952	56,639	56,859	56,509

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(IN THOUSANDS)
(UNAUDITED)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2007	$-	$557	$2,668,289	$(2,474,126)	$(1,757)	$192,963
Net loss	-	-	-	(239,508)	-	(239,508)
Total comprehensive loss				(239,508)		(239,508)
Exercise of options and warrants	-	1	4	-	-	5
Stock-based compensation	-	-	6,372	-	-	6,372
Common stock issued	-	11	4,650	-	-	4,661
Balance at September 30, 2008	$-	$569	$2,679,315	$(2,713,634)	$(1,757)	$(35,507)

Balance at December 31, 2008	$-	$569	$2,681,600	$(2,729,905)	$(1,757)	$(49,493)
Net loss	-	-	-	(2,294)	-	(2,294)
Total comprehensive loss				(2,294)		(2,294)
Stock-based compensation	-	-	324	-	-	324
Common stock issued	-	2	2,952	-	-	2,954
Balance at September 30, 2009	$-	$571	$2,684,876	$(2,732,199)	$(1,757)	$(48,509)

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
 (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash flow from operating activities:
Net loss	$(2,294)	$(239,508)
Add: net (income) loss from discontinued operations	(207)	88,027
Net loss from continuing operations	(2,501)	(151,481)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of intangible assets	-	137,881
Restructuring	-	443
Depreciation and amortization	2,474	2,100
Stock based compensation	324	3,005
Deferred income taxes	-	(2,936)
Unrealized (gain) loss on investment in joint venture	(278)	249
Realized gain on sale of licensing agreement	(41)	-
Amortization of debt discount	410	355
Amortization of deferred financing costs	720	1,260
Accrued interest on Deficiency Note	1,702	-
Changes in assets and liabilities, net of acquired assets and liabilities:
Decrease (increase) in trade receivables, net of allowances	2,050	(236)
(Increase) decrease in other receivables	(179)	2,220
(Increase) decrease in inventory	(66)	543
Decrease (increase) in prepaid expenses and other assets	1,262	(187)
Decrease in accounts payable and accrued expenses	(4,059)	(1,868)
Increase in restructuring accruals	76	317
(Decrease) increase in deferred revenues	(846)	113
Net cash provided by (used in) operating activities from continuing operations	1,048	(8,222)
Net cash provided by (used in) operating activities from discontinued operations	207	(1,143)
Net cash provided by (used in) operating activities	1,255	(9,365)

Cash flows from investing activities:
(Increase) decrease in restricted cash	(1,014)	5,894
Purchases of property and equipment	(253)	(578)
Investment in joint venture	-	(725)
Proceeds from sale of licensing agreement	6,200	-
Purchase of trademarks, including registration costs	-	(46)
Distributions from joint venture	-	216
Acquisitions, net of cash acquired	(131)	(95,000)
Cash used in discontinued operations for investing activities	-	(765)
Net cash provided by (used in) investing activities	4,802	(91,004)

Cash flows from financing activities:
Proceeds from debt borrowings	-	70,000
Financing costs	-	(2,549)
Principal payments on debt	(6,060)	(3,918)
Proceeds from the exercise of options and warrants	-	5
Cash used in discontinued operations for financing activities	-	(1,100)
Net cash (used in) provided by financing activities	(6,060)	62,438
Net decrease in cash and cash equivalents	(3)	(37,931)
Cash and cash equivalents, at beginning of period	8,293	46,569
Cash and cash equivalents, at end of period	$8,290	$8,638
Cash paid for interest	$5,389	$9,375
Cash paid for taxes	$270	$135

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND BASIS OF PRESENTATION

(a) BUSINESS

NexCen Brands, Inc. (“NexCen”, “we”, “us”, “our” or the “Company”) is a strategic brand management company that owns and manages a portfolio of seven franchised brands, operating in a single business segment: Franchising. Five of our brands (Great American Cookies, Marble Slab Creamery, MaggieMoo’s, Pretzel Time and Pretzelmaker) are in the Quick Service Restaurant (“QSR”) industry. The other two brands (The Athlete’s Foot and Shoebox New York) are in the retail footwear and accessories industry. NexCen Franchise Management, Inc. (“NFM”), a wholly owned subsidiary of NexCen Brands, manages all seven brands. Our franchise network, across all of our brands, consists of approximately 1,750 retail stores in approximately 40 countries.

We earn revenues primarily from the franchising, royalty, licensing and other contractual fees that third parties pay us for the right to use the intellectual property associated with our brands and from the sale of cookie dough and other ancillary products to our Great American Cookies franchisees.

(b) BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of September 30, 2009, and the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2009 and 2008, and the Condensed Consolidated Statements of Stockholders’ Equity/(Deficit) and the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2009 and 2008, are unaudited. The unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and our majority-owned subsidiaries. In the opinion of management, all adjustments have been made, including normal recurring adjustments, necessary to fairly present the Unaudited Condensed Consolidated Financial Statements. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the operating results for the full year. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”). The Company believes that the disclosures provided in this Report are adequate to make the information presented not misleading. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and related notes included in the Company’s 2008 10-K.

(c) LIQUIDITY AND GOING CONCERN

As of September 30, 2009, we had a total of approximately $8.3 million of cash on hand, which included approximately $4.4 million of cash payments from franchisees and licensees that were held in “lockbox accounts” controlled by our lender BTMU Capital Corporation (“BTMUCC”) in accordance with the terms of our credit facility (the “BTMUCC Credit Facility”). These funds subsequently were applied to the principal and interest on the debt associated with the BTMUCC Credit Facility, and the remainder of the funds were released to the Company for corporate purposes. See Note 2 – Accounting Policies and Pronouncements - Cash and Cash Equivalents and Note 7 – Long-Term Debt for additional information about our credit facility with BTMUCC.

As of September 30, 2009, we also held a total of approximately $1.9 million of long-term restricted cash. Long-term restricted cash included $1.2 million consisting of a portion of the one-time, non-refundable licensing fees that we received from the licenses of The Athlete’s Foot trademarks and trade dress for the territories of Australia and New Zealand (See Note 4 – Trademarks and Other Intangible Assets). We plan to use the $1.2 million of long-term restricted cash, as permitted under the BTMUCC Credit Facility, over the fourth quarter of 2009 and the first quarter of 2010 to expand production capabilities of our manufacturing facility to produce pretzel mix for our pretzel franchisees. Long-term restricted cash also included of $0.7 million, used to secure letters of credit issued as security deposits on the Company’s leased facilities.

Our financial condition and liquidity raise substantial doubt about our ability to continue as a going concern. We are highly leveraged; we have no additional borrowing capacity under our credit facility; and the BTMUCC Credit Facility imposes restrictions on our ability to freely access the capital markets. In addition, the BTMUCC Credit Facility imposes various restrictions on our use of cash generated by operations. Certain non-ordinary course expenses and expenses beyond a certain total annual limit (which limit does not apply to cost of goods for our manufacturing facility) are not permitted to be paid out of cash generated from operations, but instead must be paid out of cash on hand.

Our current projections indicate that, although cash generated from operations will provide us with sufficient liquidity to meet our debt service obligations for at least the next twelve months, we will exceed the total annual expense limit for 2009 in December prior to year end. Once we exceed the limit, we will not be able to use the cash in the lockbox accounts to pay expenses other than cost of goods for our manufacturing facility. Instead, we must use our cash on hand until the expense limit resets in January 2010. We are in discussions with BTMUCC to increase the annual expense limit. However, if our lender declines to do so, we may be required to defer payment of some 2009 expenses until the expense limit resets in January 2010, defer, reduce or eliminate certain expenditures going forward, and/or use some or all of our available cash on hand to cover expenses, any or all of which may negatively impact our operations. In addition, if we ultimately are not able to pay our debt service obligations and our necessary operating expenses, we would seek to restructure or refinance our debt, but there can be no guarantee that BTMUCC would agree to any further restructuring or refinancing plans. The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern.

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

(e) RECLASSIFICATIONS

Certain items previously reported have been reclassified to conform to the current period’s condensed consolidated financial statement presentation.

(2) ACCOUNTING POLICIES AND PRONOUNCEMENTS

(a) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments purchased with original maturities of ninety days or less. Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Cash	$5,412	$6,632
Money market account	2,878	1,661
Total	$8,290	$8,293

The cash balances at September 30, 2009 and December 31, 2008 included approximately $4.4 million and $5.1 million, respectively, of cash received from franchisees and licensees that were being held in “lockbox accounts” established in connection with the BTMUCC Credit Facility to perfect the lender’s security interest in such cash receipts. Under the BTMUCC Credit Facility, payments received from franchisees and licensees are applied to the principal and interest on the debt on a monthly basis. The remainder of the funds is released from the “lockbox accounts” to the Company for general corporate purposes as permitted under the terms of the credit facility, and any excess funds remaining thereafter, if any, are utilized to repay the debt. See Note 7 – Long-Term Debt.

(b) TRADE RECEIVABLES, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade receivables consist of amounts the Company expects to collect from franchisees for royalties, franchise fees and cookie dough sales, and from licensees for license fees, net of allowance for doubtful accounts of approximately $1.4 million as of September 30, 2009 and as of December 31, 2008. The Company provides a reserve for uncollectible amounts based on our assessment of individual accounts. The Company classifies cash flows related to net changes in trade receivable balances as increases or decreases in trade receivables in the Unaudited Condensed Consolidated Statements of Cash Flows.

(c) INVENTORY

We value our inventories related to cookie dough manufacturing at the lower of cost (computed on the first-in, first-out method) or net realizable value.

Inventories consisted of the following at (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$811	$728
Finished goods	487	504
Total	$1,298	$1,232

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted the fair value measurement and disclosure requirements of FASB ASC 820,  which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for which the Company adopted the requirements on January 1, 2009. The January 1, 2009 adoption did not have an impact on the Unaudited Condensed Consolidated Financial Statements.

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

The carrying amounts of cash and cash equivalents and restricted cash approximate their fair values (Level 1). The fair value of debt, as included in Note 7 – Long-Term Debt, is based on the fair value of similar instruments as well as model-derived valuations whose inputs are observable (Level 2). These inputs include estimates of the Company’s credit rating and the returns required for similar instruments by market participants. Management used these inputs to determine discount factors ranging from 10.1% to 40.0% and applied these factors to the forecasted payment streams to determine the fair value of debt as of September 30, 2009. A 1% increase in the discount factors would result in a decrease in the fair value of approximately $3.1 million.

(e) PROPERTY AND EQUIPMENT, NET

We record property and equipment at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty-five years. We capitalize the costs of leasehold improvements and amortize them using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

(f) TRADEMARKS AND OTHER INTANGIBLE ASSETS

Trademarks represent the value of expected future royalty income associated with the ownership of the Company’s brands, namely, the Great American Cookies, MaggieMoo’s, Marble Slab Creamery, Pretzel Time, Pretzelmaker and The Athlete’s Foot (“TAF”) trademarks. Other intangible assets consist primarily of the customer/supplier relationship with Great American Cookies franchisees, which are non-amortizable, as well as franchise agreements, which we amortize on a straight-line basis over a period ranging from one to twenty years. We amortize intangible assets with estimable useful lives over their respective estimated useful lives to their estimated residual values, and review them for impairment. We do not amortize trademarks and the customer/supplier relationship acquired in a purchase business combination, which are determined to have an indefinite useful life, but instead test them for impairment at least annually. At each reporting period, we assess trademarks and other non-amortizable intangible assets to determine if any changes in facts or circumstances require a re-evaluation of the estimated value. We capitalize material costs associated with registering and maintaining trademarks.

(g) INCOME TAXES

The Company recognizes income taxes using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a tax rate change on deferred tax assets and liabilities as income in the period that includes the enactment date. In assessing the likelihood of realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which these temporary differences become deductible.

(h) REVENUE RECOGNITION

Royalties represent periodic fees received from franchisees, which we determine as a percentage of franchisee net sales and recognize as revenues when we earn them on an accrual basis. We recognize franchise fee revenue, which represents initial fees paid by franchisees for franchising rights, when we have performed substantially all initial services required by the franchise agreements, which generally we consider to be upon the opening of the franchisee’s store (or the first franchised store under an area development agreement). The opening of a franchisee’s store is dependent on, among other factors, real estate availability, construction build-out, and financing, which can cause variability of the revenues associated with franchise fees. Licensing revenues represent amounts earned from the use of the Company’s trademarks and we recognize these revenues when we earn them on an accrual basis. We recognize revenues from the sale of cookie dough that we produce and sell to certain franchisees at the time of shipment and classify them in factory revenues.

(i) ADVERTISING

The Company maintains advertising funds in connection with our franchise brands (“Marketing Funds”). We consider these Marketing Funds to be separate legal entities from the Company. Franchisees fund the Marketing Funds pursuant to franchise agreements that generally require domestic franchisees to remit up to 2% of gross sales to the applicable Marketing Fund. We use these funds exclusively for marketing of the respective franchised brands. The purpose of the Marketing Funds is to centralize the advertising of the respective franchise concept into regional and national campaigns. The Company serves as the administrator of the Marketing Funds, and the Marketing Funds reimburse the Company on a cost-only basis for the amount the Company spends for advertising expenses related to the franchised brands. Additionally, if the Marketing Funds are dissolved, any remaining cash in the fund would either be distributed back to the franchisees or spent on advertising.

Based on the foregoing, the Company has determined that the Marketing Funds are variable interest entities. The Company is not the primary beneficiary of these variable interest entities and therefore the Company excludes these funds from the Unaudited Condensed Consolidated Financial Statements. Franchisee contributions to these Marketing Funds totaled approximately $1.3 million for each of the three month periods ended September 30, 2009 and 2008, respectively. For the nine month periods ended September 30, 2009 and 2008, franchisee contributions to these Marketing Funds totaled approximately $3.5 million and $3.6 million, respectively. At September 30, 2009, our Unaudited Condensed Consolidated Financial Statements included loans and advances receivable of $1.3 million due from The Athlete’s Foot Marketing Support Fund, LLC (“TAF MSF”). As of September 30, 2009 and 2008, respectively, the Company did not have any outstanding loans and advances from any other Marketing Fund. In December 2008, the Company established a matching contribution program with the TAF MSF whereby the Company agreed to match certain franchisee contributions, not to exceed $1.2 million over 12 quarters. The Company recorded in December 2008 $1.1 million of expense representing the expected net present value of the Company’s anticipated future contributions under this program. For the three month and nine month periods ended September 30, 2009, the Company contributed approximately $0.1 million and $0.3 million, respectively, in matching funds to the TAF MSF.

(j)  INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company has an investment in Shoe Box Holdings, LLC (See Note 5 – Joint Venture Investments – Shoebox New York). Shoe Box Holdings, LLC is an unconsolidated joint venture, the purpose of which is to franchise retail stores that sell high-quality and high-fashion shoes. We use the equity method of accounting for unconsolidated entities over which we have significant influence, generally representing ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, we recognize our proportionate share of the profits and losses of the entity. The joint venture agreement specifies the distributions of capital, profit and losses.

(k) SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the nine months ended September 30, 2009, we released approximately 281,000 shares of our common stock (valued at $10.51 per share at the time of issuance) for an aggregate value as calculated at the time of issuance of approximately $3.0 million in connection with the 2007 acquisition of MaggieMoo’s.

For the nine months ended September 30, 2008, we issued 1.1 million shares of our common stock (valued at $4.23 per share at the time of issuance) and 300,000 warrants with an aggregate value of $5.6 million as calculated at the time of issuance in connection with the acquisition of Great American Cookies. We also issued 200,000 warrants to BTMUCC with an aggregate value of $0.9 million at the time of issuance in connection with the financing of the acquisition of Great American Cookies.

On February 29, 2008, the Company applied restricted cash of approximately $3.7 million to pay principal and interest on a note issued in connection with the acquisition of Marble Slab. The restricted cash was held in escrow and was paid directly to the noteholders.

(l) RECENT ACCOUNTING PRONOUNCEMENTS

 Accounting Standards Adopted in 2009

FASB ASC 825-10-65, “Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods in addition to the current requirement to make disclosures in annual financial statements. This guidance also requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments and description of changes in the method and significant assumptions.

The carrying amounts of cash, cash equivalents and restricted cash approximate their fair values (Level 1). The fair value of debt, as discussed in Note 7 – Long-Term Debt, is based on the fair value of similar instruments (Level 2).

FASB ASC 855, “Subsequent Events,” provides guidance related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance requires the Company to disclose the date through which it has evaluated subsequent events, as well as whether that date is the date the consolidated financial statements were issued or the date the consolidated financial statements were available to be issued. This guidance became effective for the Company on April 1, 2009. We began applying the guidance prospectively beginning in the second quarter of 2009, and it did not have a material impact on our consolidated financial statements.

On September 30, 2009, we adopted the FASB Accounting Standards Codification (“ASC”). The ASC does not alter current GAAP, but rather integrated existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The adoption of the ASC did not have any effect on our results of operations or financial position. All prior references to GAAP have been revised to conform to the ASC. Updates to the ASC are issued in the form of Accounting Standards Updates (“ASU”).

Accounting Standards Not Yet Adopted

FASB ASC 810, “Consolidation Variable Interest Entities,” requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a variable interest entity, which most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, which could potentially be significant to the variable interest entity. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance will be effective for the Company on January 1, 2010. We do not expect it to have a material impact on the Company’s consolidated financial statements.

(3) PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following (in thousands):

	Estimated Useful Lives	September 30, 2009	December 31, 2008
Furniture and fixtures	7 - 10 Years	$749	$745
Computers and equipment	3 - 5 Years	1,699	1,591
Software	3 Years	715	699
Building	25 Years	966	966
Land	Unlimited	263	263
Leasehold improvements	Term of Lease or Economic Life	3,062	2,937
Total property and equipment		7,454	7,201
Less accumulated depreciation and amortization		(4,595)	(2,806)
Property and equipment, net of accumulated depreciation		$2,859	$4,395

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2009 and 2008 was $487,000 and $663,000, respectively. Depreciation and amortization expense related to property and equipment for the nine months ended September 30, 2009 and 2008 was $1,789,000 and $1,250,000, respectively.

(4) TRADEMARKS AND OTHER INTANGIBLE ASSETS

The Company tests trademarks and other intangibles for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the assets below its respective carrying amount. Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value to be more or less than the related carrying amounts. In addition, to the extent that there are significant changes in market conditions, overall economic conditions or our strategic plans, it is possible that impairment charges related to reporting units, which are not currently impaired, may occur in the future.

On August 6, 2009, we entered into long-term license agreements with RCG Corporation Ltd. and The Athlete’s Foot Australia Pty Ltd. through our wholly owned subsidiary TAF Australia, LLC (“TAFA”).  The Athlete’s Foot Australia Pty Ltd., a subsidiary of RCG Corporation Ltd., was previously the master franchisee for TAF for the territories of Australia and New Zealand. Pursuant to the license agreements, which replace all prior franchise agreements among the parties, TAFA granted The Athlete’s Foot Australia Pty Ltd. exclusive licenses of the TAF trademarks and trade dress for the territories of Australia and New Zealand for an initial 99-year term. In consideration for these license agreements, The Athlete’s Foot Australia Pty Ltd. paid one-time, non-refundable licensing fees of $6.2 million. The license agreements are renewable for three 50-year terms for nominal additional consideration. TAFA is a special purpose, bankruptcy-remote limited liability company formed under the laws of Delaware, whose only assets consisted of the license agreements and the intellectual property that is the subject of those license agreements. Although the Company retained legal ownership and control of the TAF trademarks and trade dress in Australia and New Zealand, the economic benefits or risks related to these intangible assets no longer impact the Company. In addition, the Company does not have substantive obligations under the long-term license agreements. As a result, the Company has accounted for this transaction as a sale of the related intangible assets. The Company evaluated the fair market value of the amortizable and non-amortizable intangible assets at the date of the transaction and determined the value of the non-amortizable intangible assets to be $5.9 million and the amortizable intangible assets to be $0.3 million. The Company reduced the carrying value of the assets by these amounts and recorded a realized gain of $41,000 on the licensing agreements in other income in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Trademarks and other non-amortizable assets by brand as of September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009	December 31, 2008
The Athlete's Foot	$5,450	$11,350
Great American Cookies	44,891	44,891
Marble Slab Creamery	9,062	9,062
MaggieMoo's	4,194	4,194
Pretzelmaker	8,925	8,925
Total	$72,522	$78,422

Other non-amortizable intangible assets consist of the customer/supplier relationships related to Great American Cookies franchisees.
Other amortizable intangible assets by brand as of September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009	December 31, 2008
The Athlete's Foot	$2,300	$2,600
Great American Cookies	780	780
Marble Slab Creamery	1,229	1,229
MaggieMoo's	654	654
Pretzel Time	1,322	1,322
Pretzelmaker	788	788
Total Other Intangible Assets	7,073	7,373
Less: Accumulated Amortization	(1,859)	(1,215)
Total	$5,214	$6,158

Other amortizable intangible assets consist primarily of franchise agreements and the Pretzel Time trademarks. The Pretzel Time trademarks became amortizable during third quarter of 2008 as a result of the Company’s plan to consolidate the Pretzel Time brand under the Pretzelmaker brand. We are amortizing these other intangible assets generally on a straight-line basis over periods ranging from one to twenty years. We recorded total amortization expense of $197,000 and $272,000 for the three months ended September 30, 2009 and 2008, respectively. We recorded total amortization expense of $687,000 and $850,000 for the nine months ended September 30, 2009 and 2008, respectively.

The following table presents the future amortization expense that we expect to recognize over the amortization period of other intangible assets as of September 30, 2009 (in thousands):

	Amortization Period	For the three months ended December 31,	For the year ended December 31,
	(Years)	2009	2010	2011	2012	2013	Thereafter
The Athlete's Foot	20	$29	$115	$115	$115	$115	$1,476
Great American Cookies	7	29	111	111	111	111	121
Marble Slab	20	15	61	61	61	61	811
MaggieMoo's	20	8	33	33	33	33	430
Pretzel Time	5	72	257	225	35	-	-
Pretzelmaker	5	41	166	166	53	-	-
Total Amortization		$194	$743	$711	$408	$320	$2,838

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

The Company and VCS each contributed $725,000 to Shoe Box Holdings, LLC. TSBI contributed its knowledge and expertise in retail operations. Until the Company and VCS are re-paid their respective initial investments of $725,000, the Company and VCS each owns 50% of the capital of the joint venture entity and each receive 50% of the profits and losses. Once the Company and VCS are re-paid their respective initial contributions, each party is entitled to share equally in joint venture entity profits.

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

NFM manages the Shoebox New York brand, as it does NexCen’s other brands, and receives a management fee for its services, in addition to any distributions that NexCen Brands may receive from the joint venture entity. During the three month periods ended September 30, 2009 and 2008, NFM received management fees of approximately $91,000 and $22,000, respectively, which we include in our operating income. During the nine month periods ended September 30, 2009 and 2008, NFM received management fees of approximately $199,000 and $294,000, respectively.

The joint venture, through its wholly owned subsidiary, executed in the nine month period ended September 30, 2009, franchise agreements for the development of stores in Kuwait and Aruba. There are currently eight stores open in the United States and five stores open internationally in Vietnam, South Korea and Kuwait.

The Company’s net investment in this joint venture was $407,000 and $87,000 at September 30, 2009 and December 31, 2008, respectively. The Company recorded equity income (loss) of $18,000 and $(27,000) for the three months ending September 30, 2009 and 2008, respectively. The Company recorded equity income (loss) of $278,000 and $(247,000) for the nine months ending September 30, 2009 and 2008, respectively.  The Company also received excess distributions for which we recorded a $42,000 reimbursement payable to the joint venture, which increased our net investment by the same amount.

(6) ACCOUNTS PAYABLE, ACCRUED EXPENSES AND RESTRUCTURING ACCRUALS

(a) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Accounts payable	$2,860	$5,883
Accrued interest payable	233	353
Accrued professional fees	638	901
Deferred rent - current portion	37	80
Accrued compensation and benefits	484	106
Income taxes	447	429
Refundable franchise fees and gift cards	12	24
All other	1,452	1,444
Total accounts payable and accrued expenses	$6,163	$9,220

(b) RESTRUCTURING ACCRUAL

In 2008 and 2009, in conjunction with cost cutting efforts, the sales of the Waverly and Bill Blass brands, and the Company’s efforts to transition all corporate accounting functions currently in the New York headquarters to the Company’s NFM offices in Norcross, Georgia, we reduced the staff in the New York corporate office. The Company recorded charges to earnings from continuing operations related primarily to separation benefits. As we expected to pay the employee separation benefits within one year of the restructuring announcement, we did not discount the corresponding liability.

A roll forward of the restructuring accrual is as follows (in thousands):

Employee Separation Benefits

Restructuring liability as of December 31, 2008	$153

2009 Restructuring:
Charges to continuing operations	222
Cash payments and other	(146)
Restructuring liability as of September 30, 2009	$229

  (7) LONG-TERM DEBT

(a)	BTMUCC Credit Facility

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

Our debt consists of borrowings under the BTMUCC Credit Facility, which is comprised of three separate tranches: the Class A Franchise Notes, the Class B Franchise Note and the Deficiency Note.  This debt consists of the following as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Class A Franchise Notes	$85,596	$86,300
Class B Franchise Note	36,366	41,724
Deficiency Note	15,946	14,242

Total	$137,908	$142,266

Three-month weighted average interest rate on variable rate debt	4.13%	7.32%

The estimated fair value of the Company’s debt as of September 30, 2009 and December 31, 2008 was approximately $95.9 million and $101.0 million, respectively.

Each Class A Franchise Note is secured by substantially all of the assets of the Issuer and each of its subsidiaries (the “Co-Issuers”) and is collectively set to mature on July 31, 2013. The Class A Franchise Notes bear interest at LIBOR (which in all cases under the BTMUCC Credit Facility is the one-month LIBOR rate as in effect from time to time) plus 3.75% per year through July 31, 2011 and then LIBOR plus 5% per year thereafter until maturity on July 31, 2013. The rate in effect at September 30, 2009 was 3.99%.

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

The Deficiency Note represents the amounts outstanding on the note that was backed by the Bill Blass brand, which remained unpaid because the proceeds from the sale of the Bill Blass brand were insufficient to pay the related note in full. The Deficiency Note is set to mature on July 31, 2013 and bears interest at a fixed rate of 15% per year through maturity. There is no scheduled principal payment on the Deficiency Note until its maturity date, and interest is due on a payment-in-kind (“PIK”) basis that defers cash interest payments until its maturity on July 31, 2013.

The aggregate maturities of long-term debt under the BTMUCC Credit Facility on a calendar year basis as of September 30, 2009 were as follows (in thousands):

	Class A	Class B	Deficiency Note (1)	Total
2009	$195	$93	$-	$288
2010	2,700	712	-	3,412
2011	3,390	35,561	-	38,951
2012	3,918	-	-	3,918
2013	75,393	-	28,471	103,864
Total	$85,596	$36,366	$28,471	$150,433

(1)	Maturities related to the Deficiency Note include PIK interest of approximately $12.5 million that will be due in 2013 if we do not pay the Deficiency Note prior to its maturity.

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

On July 15, 2009, NexCen entered into another amendment of the credit facility. The material terms of the amendment increased certain operating expenditure limits for 2009, reduced debt service coverage ratio requirements, reduced free cash flow margin requirements, extended the time period to provide valuation reports, and waived certain potential defaults. The amendment also extended from July 31, 2009 to December 31, 2009, the trigger date on which BTMUCC would be entitled to receive warrants covering up to 2.8 million shares of the Company’s common stock if the Class B Franchise Note is not repaid by that trigger date.

On August 6, 2009, in connection with certain Australian and New Zealand license agreements, NexCen entered into an amendment of the credit facility whereby the Company used $5.0 million of the licensing proceeds to pay down a portion of the Class B Franchise Note and BTMUCC released its security interest in the intellectual property that is the subject of the license agreements. The balance of the Class B Franchise Note following the re-payment was approximately $36.4 million, and the Company’s repayment will result in interest expense savings of $400,000 on an annualized basis. The August 6, 2009 amendment also permitted the Company to use up to $1.2 million of net proceeds from the license agreements for expenditures, as approved in writing by BTMUCC, including capital expenditures to expand production capabilities of our manufacturing facility to produce products beyond cookie dough.

Although the organization, terms and covenants of the specific borrowings have changed significantly since its inception, the basic structure of the facility has remained the same. The Issuer and Co-Issuers issued notes pursuant to the terms of the credit facility. These notes were and are secured by the assets of each brand, which consist of the respective intellectual property assets and the related royalty revenues and trade receivables. Special purpose, bankruptcy-remote entities (each, a “Brand Entity”) hold the assets of each brand, and the Issuer, also a special purpose, bankruptcy-remote entity, is the parent of all of the Brand Entities. The notes are cross-collateralized with each other, and each Brand Entity is a Co-Issuer of each note. Repayment of each note and all other obligations under the facility are the joint and several obligation of the Issuer and each Brand Entity. Certain other NexCen subsidiaries (the “Managers”) do not own any assets comprising the brands, but manage the various Brand Entities and are parties to management agreements that define the relationship among the Managers and the respective Brand Entities they manage. In the event that certain adverse events occur with respect to the Company, or if the Managers fail to meet certain qualifications, BTMUCC has the right to replace the Managers.

NexCen Brands is not a named borrowing entity under the BTMUCC Credit Facility. However, substantially all of our revenues are earned by the Brand Entities and are remitted to “lockbox accounts” that have been established in connection with the credit facility to perfect the lender’s security interest in the cash receipts. (See Note 2 – Accounting Policies and Pronouncements - Cash and Cash Equivalents.) The terms of the credit facility control the amount of cash that may be distributed by each Brand Entity to the Managers, the Issuer and NexCen Brands, and certain non-ordinary course expenses or expenses beyond a certain annual total limit must be paid out of cash on hand. Our current projections indicate that, although cash generated from operations will provide us with sufficient liquidity to meet our debt service obligations for at least the next twelve months, we will exceed the total annual expense limit for 2009 in December prior to year-end. Once we exceed the limit, we will not be able to use the cash in the lockbox accounts to pay expenses.  Instead, we must use our cash on hand until the expense limit resets in January 2010. We are in discussions with BTMUCC to increase the annual expense limit. However, if our lender declines to do so, we may be required to defer payment of some 2009 expenses until the expense limit resets in January 2010, defer, reduce or eliminate certain expenditures going forward, and/or use some or all of our available cash on hand to cover expenses, any or all of which may negatively impact our operations. (See Note 1(c) – Liquidity and Going Concern.)

Our BTMUCC Credit Facility prohibits NexCen Brands, the Issuer, the Managers and each Brand Entity from securing any additional borrowings without the prior written consent of BTMUCC. It also contains numerous reporting obligations, as well as affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, fundamental changes, asset sales, acquisitions, capital and other expenditures, dividends and other payments affecting subsidiaries. The Company’s failure to comply with the financial and other restrictive covenants could result in a default under our BTMUCC Credit Facility, which could then trigger, among other things, the lender’s right to accelerate principal payment obligations, foreclose on virtually all of the assets of the Company and take control of all of the Company’s cash flows from operations. In addition, our BTMUCC Credit Facility contains provisions whereby our lender has the right to accelerate all principal payment obligations upon a “material adverse change,” which is broadly defined as the occurrence of any event or condition that, individually or in the aggregate, has had, is having or could reasonably be expected to have a material adverse effect on (i) the collectability of interest and principal on the debt, (ii) the value or collectability of the assets securing the debt, (iii) the business, financial condition, or operations of the Company or our subsidiaries, individually or taken as a whole, (iv) the ability of the Company or our subsidiaries to perform its respective obligations under the loan agreements, (v) the validity or enforceability of any of the loan documents, and (vi) the lender’s ability to foreclose or otherwise enforce its interest in any of the assets securitizing the debt. To date, BTMUCC has not invoked the “material adverse change” provision or otherwise sought acceleration of our principal payment obligations.

The Company has received amendments and waivers from BTMUCC (without concessions from the Company) since the restructuring of the debt in August 2008, including reduction of interest rates, deferral of scheduled principal payment obligations and certain interest payments, waivers and extensions of time related to the obligations to issue dilutive warrants, allowance of certain payments to be excluded from debt service obligations, as well as relief from debt service coverage ratio requirements, certain capital and operating expenditure limits, certain loan-to-value ratio requirements, certain free cash flow margin requirements, and the requirement to provide financial statements by certain deadlines. In light of these amendments and waivers and the Company’s projected ability to meet our debt service obligations for at least the next twelve months, we believe it is unlikely that the Company will need to seek additional material waivers of, or otherwise default on, the covenants of our BTMUCC Credit Facility through June 30, 2010. However, as noted above, the Company is in discussions with BTMUCC to increase the total annual expense limit for 2009, which would be an amendment of a non-covenant term of the BTMUCC Credit Facility.

The Company does not have any remaining borrowing capacity under the BTMUCC Credit Facility. Although we have not sought additional equity or debt financing to date (and BTMUCC’s written consent would be required to do so other than with respect to equity financing of up to $10 million), we review from time to time our financing opportunities for suitable options.

We are amortizing certain costs incurred in connection with the Original BTMUCC Credit Facility and the Amended Credit Facility over the term of the loan using the effective interest method. We expense certain other third party costs associated with various amendments to the Original BTMUCC Credit Facility, including the January 2008 Amendment, the Amended Credit Facility and all subsequent amendments to date, as we incur them, and we include these costs in the Unaudited Condensed Consolidated Statements of Operations as “Financing Charges.”

(b)	Direct and Guaranteed Lease Obligations

The Company recognizes a liability for the fair value of certain lease obligations undertaken at the inception of a lease guarantee. During 2007, the Company assumed direct lease obligations with respect to certain company-owned and operated MaggieMoo’s stores. The Company also assumed certain guarantees for leases related to certain MaggieMoo’s franchised locations (“Lease Guarantees”). In general, the Lease Guarantees are contingent guarantees that become direct obligations of the Company if a franchisee defaults on its lease agreement. The Company treated all of the direct lease obligations and the Lease Guarantees as assumed liabilities at the time of acquisition of MaggieMoo’s and as a result included these assumed liabilities in the purchase price of the acquisition.

The Company analyzed each Lease Guarantee and determined the fair value based on the facts and circumstances of the lease and franchisee performance. The Company includes the carrying amounts of these liabilities in acquisition related liabilities as follows (in thousands):

	September 30, 2009	December 31, 2008
Assumed lease obligations	$443	$891
Assumed lease guarantees	336	354
Total	$779	$1,245

	September 30, 2009	December 31, 2008
Current	$490	$765
Long term	289	480
Total	$779	$1,245

At the end of each calendar year, the Company reviews the facts and circumstances of each direct lease obligation and Lease Guarantee. Based on this review, the Company’s determination as to the carrying amounts of these liabilities may change.

In addition to the Lease Guarantees, under the terms of the Pretzel Time, Pretzelmaker and Great American Cookies acquisitions, the Company agreed to reimburse the respective sellers for 50% of the sellers’ obligations under certain lease guarantees if certain franchise agreements were terminated after a period of one year from the date of acquisition. The Company is not a guarantor of any leases to third parties and has not recorded any amounts in the financial statement related to these contingent obligations. The Company had a maximum amount of undiscounted potential exposure related to these third-party contingent lease guarantees as of September 30, 2009 and December 31, 2008, of $3.0 million and $4.1 million, respectively.

(8) STOCK BASED COMPENSATION

Effective October 31, 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) to replace two of its previously existing plans. The Company’s stockholders approved the adoption of the 2006 Plan at the 2006 Annual Stockholders’ Meeting on October 31, 2006.  The 2006 Plan is now the sole plan for issuing stock-based compensation to eligible employees, directors and consultants. The previous plans will remain in existence solely for the purpose of addressing the rights of holders of existing awards already granted under those plans prior to the adoption of the 2006 Plan. No new awards will be granted under the previous plans. A total of 3.5 million shares of common stock were initially reserved for issuance under the 2006 Plan, which represented approximately 7.4% of NexCen’s outstanding shares at the time of adoption. Options under the 2006 Plan expire after ten years and are granted at an exercise price no less than the fair value of the common stock on the grant date.

Total stock-based compensation expense was approximately $37,000 and $775,000 for the three months ended September 30, 2009 and 2008, respectively. Total stock-based compensation expense was approximately $324,000 and $3.0 million for the nine months ended September 30, 2009 and 2008, respectively. A summary of stock option activity under the 2006 Plan and the previous plans and warrants outstanding as of September 30, 2009 and changes during the nine months then ended is as follows:
	Number of shares (in thousands)	Weighted - Average Exercise Price
Outstanding at January 1, 2009	4,005	$3.73
Granted	-	-
Exercised	-	-
Expired/Cancelled/Forfeited	(407)	$3.92
Outstanding September 30, 2009	3,598	$3.71

The Company did not grant any options or warrants in the three or nine month periods ending September 30, 2009. The total unrecognized compensation cost related to non-vested share-based compensation agreements granted under all stock option plans as of September 30, 2009 is approximately $0.3 million. We expect to recognize these costs over the remaining vesting period of approximately 2 years. Options and warrants to purchase 430,000 shares of the Company’s common stock were at exercise prices below the September 30, 2009 closing price of the Company’s stock of $0.29.

(9) INCOME TAXES

The Company’s effective tax rate from continuing operations was 11.5% and 0.2% for the three months ended September 30, 2009 and 2008, respectively. The Company’s effective tax rate from continuing operations was 11.4% and 1.7% for the nine months ended September 30, 2009 and 2008, respectively. The current provision for taxes for the three and nine month periods ending September 30, 2009 of $102,000 and $256,000, respectively, is comprised primarily of foreign taxes withheld on franchise royalties received from foreign based franchisees in accordance with applicable tax treaties. Deferred income tax benefits of $2.9 million for the nine month period ending September 30, 2008 resulted from the timing differences between the amortization of trademarks and other intangible assets for tax purposes and impairment charges recorded for book purposes.

The Company records income tax expense and benefits for financial statement recognition and measurement for tax positions that the Company believes more-likely-than-not will be sustained upon examination by taxing authorities. The Company measures the amount recognized as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had no accrued interest or penalties related to uncertain tax positions as of September 30, 2009 and December 31, 2008. Tax returns for all years after 2006 are subject to future examination by tax authorities. The state of New York has selected the Company’s combined tax returns for 2006 through 2008 for examination.

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

In addition to the time limitations that apply to the loss carry forwards noted above, we may be subject to additional limitations on the loss carry forwards under Section 382 of the Internal Revenue Code. If we have an “ownership change” as defined in Section 382 of the Internal Revenue Code, our net operating loss carry-forwards and capital loss carry-forwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of our deferred tax assets. As of the date of this Report, we do not believe that we have experienced an ownership change as defined under Section 382 resulting from transfer of shares by our existing shareholders. However, the Company has entered into recent amendments of the BTMUCC Credit Facility, and we are in the process of assessing the impact of those amendments and what limitations, if any, we may be subject to under Section 382. Until our assessment is complete, we are not presenting any amounts as uncertain tax positions.

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

Information relating to the calculation of earnings per share is summarized as follows (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
Net loss	$(1,013)	$(38,354)	$(2,294)	$(239,508)
Weighted-average shares outstanding-basic and diluted	56,952	56,639	56,859	56,509
Loss per share – basic and diluted from continuing operations	$(0.01)	$(0.57)	$(0.04)	$(2.67)
(Loss) income per share – basic and diluted from discontinued operations	$(0.00)	$(0.11)	$0.00	$(1.56)
Net loss per share – basic and diluted	$(0.01)	$(0.68)	$(0.04)	$(4.23)

As the Company has had a net loss in each of the periods presented, basic and diluted net loss per share are the same. The Company has excluded options of 130,000 shares and warrants of 200,000 shares of the Company’s common stock outstanding during the three and nine month periods ended September 30, 2009, respectively, from the calculation of diluted net loss per share because their inclusion would also be anti-dilutive. The Company has excluded options of 52,609 shares and warrants of 200,000 shares of the Company’s common stock outstanding during the three and nine month periods ended September 30, 2008, respectively, from the calculation of diluted net loss per share because their inclusion also would be anti-dilutive.

(11) RELATED PARTY TRANSACTIONS

The Company receives legal services from Kirkland & Ellis LLP, which we consider to be a related party because a partner at that firm, George P. Stamas, is a member of the Company’s Board of Directors. Expenses related to Kirkland & Ellis LLP for the three months ended September 30, 2009 and 2008, were approximately $64,000, and $1,036,000, respectively. Expenses related to Kirkland & Ellis LLP for the nine months ended September 30, 2009 and 2008, were approximately $332,000, and $1,775,000, respectively. As of September 30, 2009 and December 31, 2008, the Company had outstanding payables due to Kirkland & Ellis LLP of approximately $407,000 and $989,000, respectively.

Athlete’s Foot Marketing Support Fund, LLC (“TAF MSF”), is an entity that is funded by the domestic franchisees of TAF to provide domestic marketing and promotional services on behalf of the franchisees. The Company previously advanced funds to the TAF MSF under a loan agreement. The terms of the loan agreement included a borrowing rate of prime (on the date of the loan) plus 2%, and repayment by the TAF MSF with no penalty at any time. As of September 30, 2009 and December 31, 2008, the Company had receivable balances of $1.3 million and $1.7 million from the TAF MSF, respectively. The Company recorded interest income earned from the fund in the amounts of $18,000 and $29,000 for the three months ended September 30, 2009 and 2008, respectively. The Company recorded interest income earned from the fund in the amounts of $60,000 and $85,000 for the nine months ended September 30, 2009 and 2008, respectively. In December 2008, the Company also established a matching contribution program with the TAF MSF whereby the Company agreed to match certain franchisee contributions, not to exceed $1.2 million over 12 quarters. For the three months ended September 30, 2009, the Company contributed approximately $0.1 million in matching funds to the TAF MSF. For the nine months ended September 30, 2009, the Company contributed approximately $0.3 million in matching funds to the TAF MSF.

 (12) COMMITMENTS AND CONTINGENCIES

(a) LEGAL PROCEEDINGS

Securities Class Action. A total of four putative securities class actions were filed in May, June and July 2008 in the United States District Court for Southern District of New York against NexCen Brands and certain of our former officers and a current director for alleged violations of the federal securities laws. On March 5, 2009, the court consolidated the actions under the caption, In re NexCen Brands, Inc. Securities Litigation, No. 08-cv-04906, and appointed Vincent Granatelli as lead plaintiff and Cohen, Milstein, Hausfeld & Toll, P.L.L.C. as lead counsel. On August 24, 2009, plaintiff filed an Amended Consolidated Complaint. Plaintiff alleges that defendants violated federal securities laws by misleading investors in the Company’s public filings and statements during a putative class period that begins on March 13, 2007, when the Company announced the establishment of the credit facility with BTMUCC, and ends on May 19, 2008, when the Company’s stock fell in the wake of the Company’s disclosure of the previously undisclosed terms of a January 2008 amendment to the credit facility, the substantial doubt about the Company’s ability to continue as a going concern, the Company’s inability to timely file its periodic report and the expected restatement of its Annual Report on Form 10-K for the year ended December 31, 2007, initially filed on March 21, 2008. The amended complaint asserts claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5, and also asserts that the individual defendants are liable as controlling persons under Section 20(a) of the Exchange Act. Plaintiff seeks damages and attorneys’ fees and costs. On October 8, 2009, the Company filed a motion to dismiss the amended complaint in accordance with the scheduling order entered by the court. Under the scheduling order, plaintiff must file his opposition to the motion to dismiss by November 23, 2009, and the Company must file its reply by December 8, 2009.

Shareholder Derivative Action. A federal shareholder derivative action premised on essentially the same factual assertions as the federal securities actions also was filed in June 2008 in the United States District Court for Southern District of New York against the directors or former directors of NexCen. This action is captioned: Soheila Rahbari v. David Oros, Robert W. D’Loren, James T. Brady, Paul Caine, Jack B. Dunn IV, Edward J. Mathias, Jack Rovner, George Stamas & Marvin Traub , No. 08-CV-5843 (filed on June 27, 2008). In this action, plaintiff alleges that NexCen’s Board of Directors breached its fiduciary duties in a variety of ways, mismanaged and abused its control of the Company, wasted corporate assets, and unjustly enriched itself by engaging in insider sales with the benefit of material non-public information that was not shared with shareholders. Plaintiff further contends that she was not required to make a demand on the Board of Directors prior to bringing suit because such a demand would have been futile, due to the board members’ alleged lack of independence and incapability of exercising disinterested judgment on behalf of the shareholders. Plaintiff seeks damages, restitution, disgorgement of profits, attorneys’ fees and costs, and miscellaneous other relief.  On November 18, 2008, the court agreed to stay the derivative case until at least May 18, 2009, on which date the court scheduled a status conference. After holding the status conference on May 18, 2009, the court stayed the derivative case until the filing of the Company’s Amendment No. 2 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 (“Amended 2007 10-K”)  and ordered plaintiff to file its amended complaint within two weeks after the filing of the Amended 2007 10-K. On June 9, 2009, plaintiff requested transfer of the derivative case to the court presiding over the securities class action case. This request was denied. On August 24, 2009, plaintiff filed the first amended shareholder derivative complaint. The Company filed a motion to dismiss on October 8, 2009 in accordance with the scheduling order entered by the court. Under the scheduling order, Plaintiff must file her opposition to the motion to dismiss by November 23, 2009, and the Director Defendants must file their reply by December 23, 2009.

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

The California state court held a hearing on NexCen’s motion on December 12, 2008. At the hearing, the court issued a tentative ruling from the bench granting defendants’ motion to stay. On December 26, 2008, the court entered a final order staying the California action in its entirety pending resolution of the class action securities litigation pending in the Southern District of New York. Plaintiff filed a motion to lift the stay, which motion was denied on October 8, 2009.

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

In March 2009, the parties, including NexCen, reached a preliminary global settlement of all 309 coordinated class actions cases under which defendants would pay a total of $586 million (the “Settlement Amount”) to the settlement class in exchange for plaintiffs releasing all claims against them. Under the proposed terms of this settlement, NexCen’s portion of the Settlement Amount would be paid by our insurance carrier. In October 2009, the district court issued a decision granting final approval of the settlement. Because NexCen has no out-of-pocket liability under the approved settlement, we will no longer maintain the reserve of $465,000. We recorded the reversal of this reserve in income from discontinued operations for the three month period ended June 30, 2009. On October 23, 2009, certain objectors filed a petition to the U.S. Court of Appeals for the Second Circuit to appeal the class certification order on an interlocutory basis. Plaintiffs filed opposition papers on October 31, 2009. The underwriter defendants filed opposition papers on November 2, 2009 and the issuer defendants have not yet filed opposition papers. Two other notices of appeal were filed by nine other objectors.

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

(b) CONTRACTUAL COMMITMENTS

In connection with our existing businesses and the businesses sold in 2008, the Company is obligated under various leases for office space in New York City and Norcross, Georgia and other locations, which leases expire at various dates through 2017. As of the date of this Report, we have subleased or assigned all of the Company’s lease obligations, other than for our headquarters in New York City and our NFM facility in Norcross, Georgia.

(c) LONG-TERM RESTRICTED CASH

The Company held total long-term restricted cash of $1.9 million as of September 30, 2009. Long-term restricted cash includes $1.2 million consisting of a portion of the one-time, non-refundable licensing fees that we received from the licenses of The Athlete’s Foot trademarks and trade dress for the territories of Australia and New Zealand (See Note 4 – Trademarks and Other Intangible Assets). We plan to use the $1.2 million of long-term restricted cash over the fourth quarter of 2009 and the first quarter of 2010 to expand production capabilities of our manufacturing facility to produce pretzel mix for our pretzel franchisees. Long-term restricted cash also included $0.7 million for security deposits relating to letters of credit that secure our NFM facility in Norcross, Georgia and our headquarters in New York City.

(13) DISCONTINUED OPERATIONS

The following table details the income statement for the Company’s Consumer Branded Products business that was sold during the quarter ended December 31, 2008, as well as its UCC business that the Company discontinued in 2008 ( in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$-	$3,849	$-	$13,304
Operating costs and expenses	(22)	(9,960)	205	(116,861)
Operating (loss) income	(22)	(6,111)	205	(103,557)
Interest and other expense, net	-	(990)	2	(2,972)
Minority interest	-	-	-	2,386
(Loss) income before income taxes	(22)	(7,101)	207	(104,143)
Current tax	-	-	-	(163)
Deferred tax benefit	-	1,034	-	16,279
Net (loss) income from discontinued operations	$(22)	$(6,067)	$207	$(88,027)
(Loss) income per share (basic and diluted) from discontinued operations	$(0.00)	$(0.11)	$0.00	$(1.56)
Weighted average shares outstanding - basic and diluted	56,952	56,639	56,859	56,509

 (14) SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 16, 2009, which is the date these financial statements are issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In this Report, we make statements that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect,” and similar expressions often indicate that a statement is a “forward-looking statement.” Statements about non-historic results also are considered to be forward-looking statements.  None of these forward-looking statements are guarantees of future performance or events, and they are subject to numerous risks, uncertainties and other factors.  Given the risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements.  Factors that could cause or contribute to such differences include those discussed throughout this Report, in Item 1A, under the heading “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 10-K”), and our other periodic reports filed with the Securities and Exchange Commission. Forward-looking statements reflect our reasonable beliefs and expectations as of the time we make them, and we have no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

OVERVIEW

NexCen is a strategic brand management company that owns and manages a portfolio of seven franchised brands, operating in a single business segment: Franchising. Five of our brands (Great American Cookies, Marble Slab Creamery, MaggieMoo’s, Pretzel Time and Pretzelmaker) are in the QSR industry. The other two brands (TAF and Shoebox New York) are in the retail footwear and accessories industry. NFM manages all seven franchised brands. Our franchise network, across all of our brands, consists of approximately 1,750 retail stores in approximately 40 countries.

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

The Company’s financial condition and operating results for the three and nine month periods ended September 30, 2009 reflect the changes that the Company implemented to address the financial and operational challenges that we faced in 2008. By the end of 2008, we improved our cash management, reduced operating expenses, restructured our credit facility, sold our Waverly and Bill Blass businesses, reduced our outstanding debt, and ceased all activities of UCC Capital. As a result of these changes, for the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008, the Company generated positive cash flow from operations, operating income instead of operating loss, and significantly decreased its net loss.

The following factors impacted our operating results for the three and nine month periods ended September 30, 2009 compared to the same periods in 2008:

•
We acquired Great American Cookies on January 28, 2008. Thus, our financial results for the nine months ended September 30, 2009 reflect a full period of ownership of Great American Cookies, whereas our financial results for the nine months ended September 30, 2008 do not.

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
•
We disclosed issues related to our debt structure in May 2008 that materially and negatively affected the Company.  As a result of the events of May 2008, we incurred significant expenses in the third quarter of 2008 that we did not incur in the third quarter of 2009, including $1.7 million in professional fees related to special investigations, $28.1 million of impairment charges related to our intangible assets, and $0.3 million in restructuring charges. Thus, our expenses in 2009 reflect the effects of our ongoing cost reduction measures that began in May 2008 as well as more normalized expenses.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are the accounting policies that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective or complex estimates and judgments. Our critical accounting policies include valuation of our deferred tax assets, valuation of trademarks and intangible assets, valuation of stock-based compensation and valuation of allowances for doubtful accounts. We discuss these critical accounting policies in detail in our 2008 10-K in Item 7 under the heading “Critical Accounting Policies.” We also discuss our significant accounting policies in Note 2 to our Unaudited Condensed Consolidated Financial Statements contained in this Report and in Notes 2 and 3 to our Audited Consolidated Financial Statements included in Item 8 in our 2008 10-K.

We discuss new accounting pronouncements in Note 2 to the Unaudited Condensed Consolidated Financial Statements contained in this Report.

SEASONALITY

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

COMPARISON OF RESULTS FOR THREE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

RESULTS OF CONTINUING OPERATIONS

Royalty, Franchise Fee, Factory, Licensing and Other Revenues

We recognized $10.8 million in revenues for the three months ended September 30, 2009, a decrease of $1.4 million, or 11%, from $12.2 million in revenues for the three months ended September 30, 2008. Of the $10.8 million in revenues recognized for the three months ended September 30, 2009, $5.9 million related to royalties, a decrease of $0.8 million, or 13%, from the 2008 comparable quarter; $4.0 million related to factory revenues from the sales of cookie dough and other products to our Great American Cookies franchisees, a decrease of $0.6 million, or 13%, from the 2008 comparable quarter; $0.6 million related to franchise fees, an increase of $0.1 million, or 41%, from the 2008 comparable quarter; and $0.3 million related to licensing and other revenues, a decrease of  $0.1 million from the 2008 comparable quarter. Other revenues consist primarily of management fees paid to the Company from the Shoebox New York joint venture and rebates earned from vendors with which the Company conducts business.

Our royalty revenues have declined as a result of the quarter-over-quarter lower store count and lower consumer spending that have affected all of our brands, as well as a decline in TAF revenue as a result of the TAFA licensing transaction. We anticipate that the TAFA licensing transaction will result in a decline in our future royalties of approximately $0.2 million per quarter, as we ceased receiving royalties from franchised stores in Australia or New Zealand upon the execution of the TAFA licensing transaction on August 6, 2009.

The quarter-over-quarter decrease in our factory revenue is due to lower consumer sales of products from our Great American Cookies franchised stores, resulting in decreased demand for cookie dough from our franchisees.

The quarter-over-quarter increase in initial franchise fees is attributable to the timing of store openings, which allowed us to recognize the associated initial franchise fees in the third quarter. We generally recognize franchise fee revenues upon the opening of the franchisee’s store, which is dependent on, among other factors, real estate availability, construction build-out, and financing. Thus, we experience variability in our initial franchise fee revenue from both our sales of new franchises and in the timing of the opening of the franchisee’s store. We believe that the amount of initial franchise fees that we recognized in the third quarter of 2009, while greater than those recognized in the 2008 comparable quarter, nonetheless reflects the difficulties we have experienced in selling new franchises in light of the challenged economic environment and the lack of ready credit to current and prospective franchisees who generally depend upon financing from banks or other financial institutions in order to build out and open new units.

Because of lower mall traffic, lower consumer spending and tight credit market, trends which negatively affected our revenues for third quarter of 2009, have persisted for several quarters, we currently are unable to determine whether our revenues will stabilize or will continue to decline in the fourth quarter of 2009 and into 2010.

Cost of Sales

For the three months ended September 30, 2009, the Company recorded $2.5 million in cost of sales, a decrease of $0.6 million, or 20%, from $3.1 million from the 2008 comparable quarter. Cost of sales is comprised of raw ingredients, labor and other direct manufacturing costs associated with our Great American Cookies manufacturing facility. Consistent with manufacturing revenues, the decrease is due to lower consumer sales of products from our Great American Cookies franchised stores, resulting in decreased demand for cookie dough from our franchisees and ultimately decreased manufacturing costs. The gross profit margin on the manufacture and supply of cookie dough and the supply of ancillary products sold through our Great American Cookies franchised stores increased to 38% for the three months ended September 30, 2009 from 33% for the three months ended September 30, 2008.  The quarter-over-quarter increase in our gross profit margin reflects the fact that in 2008 we instituted price increases on our cookie dough to adjust for certain increases to our cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of compensation, stock compensation expense and personnel related costs, rent, facility related support costs, travel and advertising.

For the three months ended September 30, 2009, the Company recorded Corporate SG&A expenses of $1.7 million, a decrease of $1.3 million, or 45%, from $3.0 million for the three months ended September 30, 2008. The quarter-over-quarter decrease is primarily the result of a reduction in stock compensation expense of $0.7 million, along with reductions in compensation expense due to the Company’s corporate restructuring in 2008 and other cost reduction efforts. The Company recorded Franchising SG&A of $3.0 million for the three months ended September 30, 2009, a decrease of $0.4 million, or 13%, from $3.4 million for the 2008 comparable quarter. This quarter-over-quarter decrease reflects reductions in marketing, general office expenses, and contract labor expenses.

Professional Fees

For the three months ended September 30, 2009, the Company incurred $5,000 in professional fees related to special investigations as compared to $1.6 million during the three months ended September 30, 2008.

For the three months ended September 30, 2009, the Company incurred corporate professional fees of $0.3 million, an increase of $0.2 million, or 383%, from $0.1 million for the three months ended September 30, 2008. Corporate professional fees primarily consist of legal fees associated with public reporting, compliance and litigation (including claims arising from the same events as the special investigations), and accounting fees related to auditing and tax services. The Company incurred professional fees related to franchising of $0.8 million for the three months ended September 30, 2009, an increase of $0.3 million, or 59%, from $0.5 million for the 2008 comparable quarter. Franchising professional fees primarily consist of legal and accounting fees associated with franchising activities and trademark maintenance. The total professional fees incurred in the third quarter of 2009 reflect a more normalized expense structure than the professional fees incurred in the third quarter of 2008, which were affected by the events of May 2008.  In the third quarter of 2008, we redirected our resources to engage outside attorneys and outside consultants to assist the Company and the Board of Directors with respect to special investigations conducted at the direction of the Audit Committee of the Board of Directors, the Company and in response to information requested by the SEC.

Impairment of Intangible Assets

The Company tests trademarks and other intangible assets for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the assets below its respective carrying amount.

The Company did not record any impairment charges in the three months ended September 30, 2009. For the three months ended September 30, 2008, we recorded impairment charges totaling $28.1 million. In May 2008, the Company disclosed issues related to our debt structure that materially and negatively affected the Company.

Depreciation and Amortization

Depreciation expenses arise from property and equipment purchased for use in our operations, including our factory. Amortization costs arise from amortizable intangible assets acquired in acquisitions.

For the three months ended September 30, 2009 and 2008, the Company recorded depreciation and amortization expenses of approximately $0.6 million and $0.9 million, respectively. The quarter-over-quarter decrease primarily reflects the depletion of corporate fixed assets that had been subject to accelerated depreciation beginning in the second quarter of 2008.

Restructuring Charges

In the three months ended September 30, 2009, the Company recorded $0.2 million in restructuring charges primarily related to employee separation benefits in connection with the reduction of staff in the New York corporate offices. In the three months ended September 30, 2008, the Company recorded $0.3 million in restructuring charges primarily related to employee separation benefits in connection with the reduction of staff in the New York corporate offices.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2009 were $9.1 million, a decrease of $32.0 million, or 78%, from $41.1 million for the 2008 comparable quarter. The results for the three months ended September 30, 2008 included impairment charges related to intangible assets of $28.1 million, $1.6 million in professional fees related to special investigations, and $0.3 million in restructuring costs. The results for the three months ended September 30, 2009 included restructuring costs of $0.2 million. Excluding these special items, the Company incurred operating expenses of $8.9 million for the three months ended September 30, 2009, a decrease of $2.1 million, or 19% from $11.0 million for the three months ended September 30, 2008. This decrease reflects the Company’s ongoing cost reduction measures that began in May 2008.

Operating Income (Loss)

The Company generated operating income of $1.7 million for the three months ended September 30, 2009, an increase of $30.6 million from the operating loss of $28.9 million for the three months ended September 30, 2008. This quarter-over-quarter increase is primarily the result of the Company’s cost reduction efforts, lack of impairment charges and the more normalized operating expenses of the Company without the expenses specific to events and circumstances of May 2008.

Interest Income

The Company recognized interest income of $50,000 for the three months ended September 30, 2009, an increase of $6,000, or 14%, from $44,000 for the three months ended September 30, 2008. Interest income primarily reflects the interest earned on our average cash balances. Interest income also includes interest earned from the loan agreement with the TAF MSF.

Interest Expense

The Company recorded interest expense of $2.7 million for the three months ended September 30, 2009, a decrease of $0.1 million, or 3%, from $2.8 million for the three months ended September 30, 2008. Interest expense consists primarily of interest incurred in connection with our borrowings related to our continuing operations under the BTMUCC Credit Facility. Interest expense also includes, all for the three months ended September 30, 2009 and 2008, respectively, amortization of deferred loan costs of $237,000 and $280,000, amortization of debt discount of $135,000, and $132,000 and imputed interest of approximately $46,000 and $47,000 related to a long-term consulting agreement liability assumed in the TAF acquisition, which liability expires in 2028. The quarter-over-quarter decrease in interest expense is primarily due to decreased borrowings related to our continuing operations after the $5 million paydown of the Class B Franchise Note in August 2009, the lower interest rates on the variable rate debt, offset by the interest accrued on the Deficiency Note. We include in discontinued operations for the three months ended September 30, 2008 interest expense of approximately $1.0 million related to the Waverly and Bill Blass businesses that we sold during 2008. For additional details regarding the BTMUCC Credit Facility, see Note 7 – Long-Term Debt to our Unaudited Condensed Consolidated Financial Statements.

Financing Charges

The Company recorded $63,000 in financing charges during the three months ended September 30, 2009 as compared to $0.8 million during the three months ended September 30, 2008. Financing charges consist primarily of legal fees related to the amendments to the BTMUCC Credit Facility. In the third quarter of 2008, the Company incurred significant legal fees related to the restructuring of the BTMUCC Credit Facility, which was finalized in August 2008.

Other Income

The Company recognized other income of $139,000 for the three months ended September 30, 2009, which included $18,000 of income from the Company’s investment in Shoebox New York. For the three months ended September 30, 2008, the Company recorded other income of $240,000, primarily reflecting settlements of lease obligations relating to MaggieMoo’s franchisees.

Loss From Continuing Operations Before Income Taxes

We recognized loss from continuing operations before income taxes of $0.9 million for the three months ended September 30, 2009, a decrease of $31.3 million, from a loss of $32.2 million for the three months ended September 30, 2008. This quarter-over-quarter decrease in loss reflects the changes to the Company’s business, the absence of the expenses specific to 2008, and our ongoing cost reduction measures that began in 2008.

Income Taxes – Continuing Operations

For the three months ended September 30, 2009, the Company recorded a current provision for income taxes of $102,000, consisting primarily of foreign taxes withheld on franchise royalties received from foreign based franchisees in accordance with applicable tax treaties. The Company recorded no deferred income tax expense. Income tax expense for the three months ended September 30, 2008 was $72,000.

The Company computes our combined current and deferred quarterly income tax expense or benefit based upon an estimate of the annual effective tax rate from continuing operations. The Company’s effective tax rate from continuing operations was approximately 11.5% and 0.2% in the third quarter of 2009 and 2008, respectively.

For a further discussion of the Company’s income taxes , including deferred tax assets and liabilities, see Note 9 – Income Taxes to our Unaudited Consolidated Financial Statements.

Discontinued Operations

For the three months ended September 30, 2009, the Company recognized net loss from discontinued operations of approximately $22,000 resulting from administrative expenses associated with Consumer Branded Products. There was no income tax expense incurred in discontinued operations for the three months ended September 30, 2009. For the three months ended September 30, 2008, the Company recognized net loss from discontinued operations of $6.1 million, consisting primarily of net losses from Bill Blass and Waverly, which comprised our Consumer Branded Products business.

COMPARISON OF RESULTS FOR NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

RESULTS OF CONTINUING OPERATIONS

Royalty, Franchise Fee, Factory, Licensing and Other Revenues

We recognized $34.6 million in revenues for the nine months ended September 30, 2009, an increase of $0.3 million, or 1%, from $34.3 million in revenues for the nine months ended September 30, 2008. Of the $34.6 million in revenues recognized for the nine months ended September 30, 2009, $17.9 million related to royalties, a decrease of $0.7 million, or 4%, from the 2008 comparable period; $12.8 million related to factory revenues, an increase of $0.5 million, or 4%, from the 2008 comparable period; $3.0 million related to franchise fees, an increase of $0.6 million, or 25%, from the 2008 comparable period; and $0.9 million related to licensing and other revenues, 13% below the 2008 comparable period. Other revenues consist primarily of management fees paid to the Company from the Shoebox New York joint venture and rebates earned from vendors with which the Company conducts business.

On a pro forma basis, assuming that we had acquired Great American Cookies on January 1, 2008, the Company’s royalty revenues for the nine months ended September 30, 2009 declined approximately $1.2 million, or 6%, and factory revenues declined $1.1 million, or 8%, from the 2008 comparable period. We believe this decrease is attributed to the period-over-period lower store count and lower consumer spending that have affected all of our brands, as well as a decline in TAF revenue as a result of the TAFA licensing transaction whereby we ceased receiving royalties from franchised stores in Australia and New Zealand.

The period-over-period increase in initial franchise fees is attributable to our recognition of significant initial franchise fees for Great American Cookies and the timing of certain store openings, which allowed us to recognize the associated initial franchise fees. We recognized a significantly smaller amount of initial franchise fees for Great American Cookies in the 2008 comparable quarter due to our inability to sell new franchises while we prepared, and in some states registered, our franchise offering documents for Great American Cookies after we acquired the brand in January 2008. We generally record franchise fee revenues upon the opening of the franchisee’s store, which is dependent on, among other factors, real estate availability, construction build-out, and financing. Thus, we experience variability in our initial franchise fee revenue from both our sales of new franchises and in the timing of the opening of the franchisee’s store. We believe that the amount of initial franchise fees that we recognized in the nine months ended September 30, 2009, while greater than those recognized in the 2008 comparable period, nonetheless reflects the difficulties we have experienced in selling new franchises in light of the challenged economic environment and the lack of ready credit to current and prospective franchisees who generally depend upon financing from banks or other financial institutions in order to construct and open new units.

Cost of Sales

For the nine months ended September 30, 2009, the Company incurred $8.0 million in cost of sales, a decrease of $0.4 million, or 5%, from $8.4 million for the 2008 comparable period. Cost of sales is comprised of raw ingredients, labor and other manufacturing costs associated with our Great American Cookies manufacturing facility. Consistent with manufacturing revenues, the decrease is due to lower consumer sales of products from our Great American Cookies franchised stores, resulting in decreased demand for cookie dough from our franchisees and ultimately decreased manufacturing costs. The gross profit margin on the manufacture and supply of cookie dough and the supply of ancillary products sold through our Great American Cookies franchised stores increased to 38% for the nine months ended September 30, 2009 from 32% for the nine months ended September 30, 2008. In 2008, we instituted price increases on our cookie dough to adjust for certain increases to our raw materials costs and we instituted certain expense reductions. In addition, we recorded cost of sales of $234,000 in the first quarter of 2008 resulting from purchase accounting adjustments related to inventory acquired. Together, these factors resulted in period-over-period increase in the gross profit margin.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2009, the Company recorded Corporate SG&A expenses of $5.6 million, a decrease of $5.2 million, or 48%, from $10.8 million for the 2008 comparable period. This period-over-period decrease is the result of a reduction in stock compensation expense of $2.7 million, along with reductions in compensation expense as a result of the Company’s corporate restructuring in 2008 and other cost reduction efforts. The Company recorded Franchising SG&A of $9.6 million for the nine months ended September 30, 2009, a decrease of $2.6 million, or 21%, from $12.2 million for the 2008 comparable period. The period-over-period decrease reflects reductions in travel, entertainment, and general office expenses, partially offset by increased compensation expenses.

Professional Fees

For the nine months ended September 30, 2009, the Company incurred $90,000 in professional fees related to special investigations as compared to $3.6 million during the nine months ended September 30, 2008.

For the nine months ended September 30, 2009, the Company incurred corporate professional fees of $1.8 million, a decrease of $0.3 million, or 12%, from $2.1 million for the nine months ended September 30, 2008. Corporate professional fees primarily consist of legal fees associated with public reporting, compliance and litigation (including claims arising from the same events as the special investigations), and accounting fees related to auditing and tax services. The Company incurred professional fees related to franchising of $1.8 million for the nine months ended September 30, 2009, an increase of $0.7 million, or 56%, from $1.1 million for the 2008 comparable period. Franchising professional fees primarily consist of legal and accounting fees associated with franchising activities and trademark maintenance. The total professional fees incurred in the nine months ended September 30, 2009 reflect a more normalized expense structure than the professional fees incurred in the 2008 comparable period. In the second and third quarter of 2008, we redirected our resources to engage outside attorneys and outside consultants to assist the Company and the Board of Directors with respect to special investigations conducted at the direction of the Audit Committee of the Board of Directors, the Company and in response to information requested by the SEC.

Impairment of Intangible Assets

The Company tests trademarks and other intangible assets for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the assets below its respective carrying amount.

The Company did not record any impairment charges in the nine months ended September 30, 2009. We recorded impairment charges totaling $137.9 million during the nine months ended September 30, 2008, specifically in the second and third quarter of 2008. In May 2008, the Company disclosed issues related to our debt structure that materially and negatively affected the Company.

Depreciation and Amortization

Depreciation expenses arise from property and equipment purchased for use in our operations, including our factory. Amortization costs arise from amortizable intangible assets acquired in acquisitions.

For the nine months ended September 30, 2009 and 2008, the Company recorded depreciation and amortization expenses of approximately $2.4 million and $2.0 million, respectively. The period-over-period increase primarily reflects accelerated depreciation of corporate assets following the Company’s May 2008 corporate restructuring.

Restructuring Charges

In the nine months ended September 30, 2009, the Company recorded $0.2 million in restructuring charges primarily related to employee separation benefits in connection with the reduction of staff in the New York corporate offices. In the nine months ended September 30, 2008, the Company recorded $1.1 million in restructuring charges primarily related to employee separation benefits in connection with the reduction of staff in the New York corporate offices.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2009 were $29.5 million, a decrease of $149.7 million, or 84%, from $179.2 million for the 2008 comparable period. The results for the nine months ended September 30, 2008 included impairment charges related to intangible assets of $137.9 million, $3.6 million in professional fees related to special investigations, and $1.1 million in restructuring costs. The results for the nine months ended September 30, 2009 included $0.1 million in professional fees related to special investigations and restructuring costs of $0.2 million. Excluding these special items, the Company incurred operating expenses of $29.2 million for the nine months ended September 30, 2009, a decrease of $7.4 million, or 20% from $36.6 million for the nine months ended September 30, 2008. This decrease reflects the Company’s ongoing cost reduction measures that began in May 2008.

Operating Income (Loss)

The Company generated operating income of $5.1 million for the nine months ended September 30, 2009, an increase of $150.0 million from an operating loss of $144.8 million for the nine months ended September 30, 2008. This period-over-period increase is primarily the result of the Company’s cost reduction efforts, the lack of impairment and other special charges in 2009 and the more normalized operating expenses of the Company without the expenses specific to events and circumstances of 2008.

Interest Income

The Company recognized interest income of $153,000 for the nine months ended September 30, 2009, a decrease of $225,000, or 60%, from $378,000 for the nine months ended September 30, 2008. Interest income primarily reflects the interest earned on our average cash balances, which decreased between the respective periods, along with interest rates. Interest income also includes interest earned on the loan agreement with the TAF MSF.

Interest Expense

The Company recorded interest expense of $8.3 million for the nine months ended September 30, 2009, an increase of $0.8 million, or 10%, from $7.5 million for the nine months ended September 30, 2008. Interest expense consists primarily of interest incurred in connection with our borrowings related to our continuing operations under the BTMUCC Credit Facility. Interest expense also includes amortization of deferred loan costs of $721,000 and $951,000, amortization of debt discount of $410,000 and $355,000 and imputed interest of approximately $137,000 and $140,000 (related to a long-term consulting agreement liability assumed in the TAF acquisition, which liability expires in 2028) for the nine months ended September 30, 2009 and 2008, respectively. The period-over-period increase in interest expense is primarily due to increased borrowings related to our continuing operations after the acquisition of Great American Cookies in January 2008, as well as interest accrued on the Deficiency Note, partially offset by lower interest rates on the variable rate debt. We include in discontinued operations for the nine months ended September 30, 2008 interest expense of approximately $2.8 million related to the Waverly and Bill Blass businesses that we sold in 2008. For additional details regarding the BTMUCC Credit Facility, see Note 7 – Long-Term Debt to our Unaudited Condensed Consolidated Financial Statements.

Financing Charges

The Company incurred approximately $66,000 in net financing charges in the nine months ended September 30, 2009 as compared to $1.7 million during the nine months ended September 30, 2008. Financing charges consist primarily of legal fees related to the amendments to the BTMUCC Credit Facility. In second and third quarters of 2008, the Company incurred significant legal fees related to the restructuring of the BTMUCC Credit Facility, which was finalized in August 2008.

Other Income (Expense)

The Company recorded other income of $0.8 million for the nine months ended September 30, 2009, which included $0.4 million in settlements of lease obligations relating to MaggieMoo’s franchisees and $0.3 million of income from the Company’s joint venture investment in Shoebox New York. The Company recorded other expense of $0.4 million for the nine months ended September 30, 2008, primarily reflecting certain non-operating expenses attributable to the Company’s brands and a loss of $0.2 million related to the Company’s joint venture in Shoebox New York.

Loss From Continuing Operations Before Income Taxes

We recognized loss from continuing operations before income taxes of $2.2 million for the nine months ended September 30, 2009, an improvement of $152.0 million from a loss of $154.2 million for the nine months ended September 30, 2008. This period-over-period decrease in loss reflects the changes to the Company’s business, the lack of impairment and other special charges in 2009, the absence of expenses specific to 2008 and our ongoing cost reduction measures that began in 2008.

Income Taxes – Continuing Operations

For the nine months ended September 30, 2009, the Company recorded a current provision for income taxes of $0.3 million, consisting primarily of foreign taxes withheld on franchise royalties received from foreign based franchisees in accordance with applicable tax treaties. The Company recorded no deferred income tax expense. Income tax benefit for the nine months ended September 30, 2008 was $2.6 million, comprised of a current provision of $0.3 million and deferred tax benefit of $2.9 million resulting from impairment charges recorded for book purposes related to intangible assets and the related reversal of deferred tax liabilities.

We compute our combined current and deferred quarterly income tax expense or benefit based upon an estimate of the annual effective tax rate from continuing operations. The Company’s effective tax rate from continuing operations was approximately 11.4% and 1.7% in the nine months ended September 30, 2009 and 2008, respectively. In 2008, the Company was subject to annual combined federal and state deferred tax expense of approximately $2.9 million, resulting primarily from timing differences relating to the Company’s trademarks, goodwill and other intangibles, which are amortized over fifteen years for tax purposes but not amortized for book purposes. The deferred tax liability resulting from these timing differences reversed by year end 2008 due to impairment charges recorded related to the Company’s intangible assets.

For a further discussion of the Company’s income taxes, including deferred tax assets and liabilities, see Note 9 – Income Taxes to the Unaudited Condensed Consolidated Financial Statements.

Discontinued Operations

For the nine months ended September 30, 2009, the Company recognized net income from discontinued operations of approximately $0.2 million, resulting primarily from the reversal of a reserve for litigation. See Note 12(a) – Legal Proceedings for further information. There was no income tax expense incurred in discontinued operations for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, the Company incurred net loss from discontinued operations of $88.0 million, consisting primarily of losses related to the Bill Blass and Waverly businesses, which comprised our Consumer Branded Products business.

FINANCIAL CONDITION

During the nine months ended September 30, 2009, our total assets decreased by $10.9 million, and our total liabilities decreased by $11.9 million.

As of September 30, 2009, we had a total of approximately $8.3 million of cash on hand. As of September 30, 2009, we also had long-term restricted cash of $1.9 million. Long-term restricted cash included $1.2 million consisting of a portion of the one-time, non-refundable licensing fees that we received from the licenses of The Athlete’s Foot trademarks and trade dress for the territories of Australia and New Zealand (See Note 4 – Trademarks and Other Intangible Assets). We plan to use the $1.2 million of long-term restricted cash over the fourth quarter of 2009 and the first quarter of 2010 to expand production capabilities of our manufacturing facility to produce pretzel mix for our pretzel franchisees. Long-term restricted cash also included $0.7 million that we used to secure letters of credit issued as security deposits on the Company’s leased facilities.

Our financial condition and liquidity as of September 30, 2009 raise substantial doubt about our ability to continue as a going concern. We are highly leveraged; we have no additional borrowing capacity under the BTMUCC Credit Facility; and the BTMUCC Credit Facility imposes restrictions on our ability to freely access the capital markets. In addition, the BTMUCC Credit Facility imposes various restrictions on the cash generated by operations. Certain non-ordinary course expenses and expenses beyond a certain total limit (which limit does not apply to cost of goods for our manufacturing facility) are not permitted to be paid out of cash generated from operations under the terms of the BTMUCC Credit Facility, but instead must be paid out of cash on hand. (See Note 1(c) – Liquidity and Going Concern.)

Our current projections indicate that, although cash generated from operations will provide us with sufficient liquidity to meet our debt service obligations for at least the next twelve months, we will exceed the total annual expense limit for 2009 in December prior to year-end. Once we exceed the limit, we will not be able to use the cash in the lockbox accounts to pay expenses. Instead, we must use our cash on hand until the expense limit resets in January 2010. We are in discussions with BTMUCC to increase the annual expense limit. However, if our lender declines to do so, we may be required to defer payment of some 2009 expenses until the expense limit resets in January 2010, defer, reduce or eliminate certain expenditures going forward, and/or use some or all of our available cash on hand to cover expenses, any and all of which may negatively impact our operations. In addition, if we ultimately are not able to pay our debt service obligations and our necessary operating expenses, we would seek to restructure or refinance our debt, but there can be no guarantee that BTMUCC would agree to any further restructuring or refinancing plans.

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

The Company has received waivers and/or amendments from BTMUCC (without concessions from the Company), including reduction of interest rates, deferral of scheduled principal payment obligations and certain interest payments, waiver and extension of time related to the obligations to issue dilutive warrants, allowance of certain payments to be excluded from debt service obligations, as well as relief from debt coverage ratio requirements, certain capital and operating expenditure limits, certain loan-to-value ratio requirements, certain free cash flow margin requirements and the requirement to provide financial statements by certain deadlines. In light of these amendments and waivers and the Company’s projected ability to meet our debt service obligations for at least the next twelve months, we believe it is unlikely that the Company will need to seek additional material waivers or amendments of, or otherwise default on, the covenants of our BTMUCC Credit Facility through June 30, 2010. However, as noted above, the Company is in discussions with BTMUCC to increase the total annual expense limit for 2009, which would be an amendment of a non-covenant term of the BTMUCC Credit Facility.

The following table reflects the use of net cash from operations, investing, and financing activities for the nine month periods ended September 30, 2009 and September 30, 2008 (in thousands).

	For the nine months ended September 30,
	2009	2008
Net income (loss) adjusted for non-cash activities	$2,810	$(9,124)
Working capital changes	(1,762)	902
Discontinued operations	207	(1,143)
Net cash provided by (used in) operating activities	1,255	(9,365)
Net cash provided by (used in) investing activities	4,802	(91,004)
Net cash (used in) provided by financing activities	(6,060)	62,438
Net decrease in cash and cash equivalents	$(3)	$(37,931)

Cash flow from operating activities consists of (i) net income adjusted for depreciation, amortization, impairment charges and certain other non-cash items; (ii) changes in working capital; and (iii) cash flows from discontinued operations. We generated $2.8 million in net income adjusted for non-cash items in the nine months ended September 30, 2009, an increase of $11.9 million from the $9.1 million use of cash in the same period of 2008. The year-over-year improvement is a result of the Company’s successful efforts to reduce costs and manage expenses. Partially offsetting this improvement was a use of cash of $1.8 million for working capital purposes in 2009 compared to a source of cash of $0.9 million in the 2008 period. This change primarily reflects our efforts to reduce our accounts payable and accrued expenses in the 2009 period, partially offset by improved collections on accounts receivable in 2009.

Net cash provided by investing activities for the nine months ended September 30, 2009 was $4.8 million. On August 6, 2009, we entered into long-term license agreements with RCG Corporation Ltd. and The Athlete’s Foot Australia Pty Ltd. through our wholly owned subsidiary TAFA. In consideration for these license agreements, The Athlete’s Foot Australia Pty Ltd. paid one-time, non-refundable licensing fees of $6.2 million. The Company used $5.0 million of the licensing proceeds to pay down a portion of the Class B Franchise Note. The Company retained the remaining $1.2 million of net proceeds as long-term restricted cash. We plan to use this restricted cash over the fourth quarter of 2009 and first quarter of 2010 to expand production capabilities of our manufacturing facility to produce pretzel mix for our pretzel franchisees. Net cash used in investing activities for the nine months ended September 30, 2008 was $91.0 million, and related primarily to the acquisition of Great American Cookies. In the 2008 period, the Company also used $0.7 million for the acquisition of equity interest in Shoe Box Holdings, LLC.

Net cash used in financing activities for the nine months ended September 30, 2009 was $6.1 million consisting of principal payments of debt.  Net cash provided by financing activities for the nine months ended September 30, 2008 was $62.4 million, which primarily reflects the funds received from BTMUCC to finance the Great American Cookie acquisition, net of loan costs as well as greater principal payments on debt and cash used in discontinued operations for financing activities.

CONTRACTUAL OBLIGATIONS

We provided tabular information regarding our contractual obligations in our 2008 10-K in Part II, Item 7, under the caption, “Contractual Obligations.” Significant changes to our obligations through September 30, 2009 are as follows:

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

•
We satisfied four of the fifteen remaining guaranteed lease obligations that we assumed in connection with our acquisition of MaggieMoo’s, reducing the expected net present value of these obligations by $0.4 million from the amount of Other Long-Term Liabilities as of December 31, 2008. We remain obligated under eleven such leases.

•
On October 22, 2009, we received a letter stating that we have breached the lease agreement related to our corporate offices in New York City based on our failure to maintain a letter of credit as a security deposit on the lease. The letter further stated that under the lease agreement the Company has ten business days to cure this breach. As part of our efforts to renegotiate the lease and occupy a space more appropriate to the needs and expense structure of the Company, we declined to provide a new letter of credit when the existing letter of credit was not renewed. As of the date of this Report, the cure period specified by the letter has expired, but we continue to discuss with the landlord a resolution of this matter.

Off Balance Sheet Arrangements

The Company maintains advertising funds in connection with our franchised brands (“Marketing Funds”). Franchisees fund the Marketing Funds pursuant to franchise agreements. We consider these Marketing Funds to be separate legal entities from the Company and use them exclusively for marketing of the respective franchised brands. TAF MSF is a Marketing Fund for the TAF brand. Historically, on an as needed basis, the Company advanced funds to the TAF MSF under a loan agreement. The terms of the loan agreement include a borrowing rate of prime plus 2%, and repayment by the TAF MSF with no penalty, at any time. As of September 30, 2009, the Company had a receivable balance of $1.3 million from the TAF MSF. The Company does not consolidate this or other Marketing Funds. For further discussion of Marketing Funds, see Note 2(i) to our Unaudited Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks, which exist as part of our ongoing business operations. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in these forward-looking statements.

Interest Rate Risk

Our primary exposure to market risk is to changes in interest rates on our long-term debt. As of September 30, 2009, the Company had outstanding borrowings of $137.9 million under the BTMUCC Credit Facility in three separate tranches: (1) approximately $85.6 million of Class A Franchise Notes, (2) approximately $36.4 million of a Class B Franchise Note and (3) $15.9 million of a Deficiency Note. The Class B Franchise Note and the Deficiency Note both bear a fixed interest rate. However, the Class A Franchise Notes, representing 62% of the outstanding debt as of September 30, 2009, bear interest at 30-day LIBOR plus 3.75% per year through July 31, 2011 and then LIBOR plus 5% per year thereafter until maturity on July 31, 2013. Although LIBOR rates fluctuate on a daily basis, our LIBOR rate resets monthly on the 15th day of each month.

We are subject to interest rate risk on our rate-sensitive financing to the extent interest rates change. Our fixed and variable rate debt as of September 30, 2009 is shown in the following table (in thousands).

	As of September 30, 2009	% of Total
Fixed Rate Debt	$52,312	38%
Variable Rate Debt	$85,596	62%
Total long-term debt	$137,908	100%

The estimated fair value of the Company’s debt as of September 30, 2009 was approximately $95.9 million.

A change in LIBOR can have a material impact on our interest expense and cash flows. Under our BTMUCC Credit Facility and based upon the principal balance as of September 30, 2009, a 1% increase in 30-day LIBOR would result in additional $0.9 million in interest expense per year, while a 1% decrease in LIBOR would reduce interest expense by $0.9 million per year. We did not as of September 30, 2009, and do not currently, utilize any type of derivative instruments to manage interest rate risk. If our lender requests it, however, we will be obligated to hedge the interest rate exposure on our outstanding debt if 30-day LIBOR exceeds 3.5%.

Foreign Exchange Rate Risk

The Company is exposed to fluctuations in foreign currency on a limited basis due to our international franchisees that transact business in currencies other than the U.S. dollar. However, we do not expect the overall exposure to foreign exchange gains and losses to have a material impact on the consolidated results of operations. Because we collect international development fees and store opening fees in U.S. dollars, our primary foreign currency exchange exposure involves continuing royalty revenue from our international franchisees, which for the three months ended September 30, 2009 was approximately $1.1 million or 10.4% of our total revenues.

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of September 30, 2009. Disclosure controls and procedures refer to controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

While we timely filed this Report and have made progress in improving our disclosure controls and procedures, management believes that material weaknesses related to our disclosure controls and procedures still exist. We will not be able to confirm that we have fully remediated all material weakness until we are able to consistently file required reports with the SEC on a timely basis and we complete our assessment of the control procedures that we recently implemented.

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

Changes in Internal Control over Financial Reporting and Disclosure Controls and Procedures

Since the filing of our Amendment No. 2 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 on August 11, 2009, in which we discussed the changes in internal control over financial reporting in 2008 and through June 2009, we have continued to make changes to the Company’s internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. We have supplemented our NFM accounting staff with additional accounting personnel with appropriate level of technical expertise in GAAP and public reporting in order to transition all corporate accounting functions currently in the New York headquarters to the Company’s NFM offices, our principal operating facility in Norcross, Georgia. Newly hired NFM accounting personnel include a Chief Accounting Officer hired in September 2009 and a Director of Financial Reporting hired in October 2009. However, as noted above, the Company has been unable to fully remediate all material weaknesses, and our internal control over financial reporting may be materially affected in the future by our continued remediation efforts.

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

+*10.5	Offer Letter dated September 14, 2009 by and between NexCen Brands, Inc. and Brian Lane (Designated as Exhibit 10.1 to the Form 8-K filed on October 8, 2009)

31.1	Certification pursuant to 17 C.F.R § 240.15d−14 (a), as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002 for Kenneth J. Hall.

31.2	Certification pursuant to 17 C.F.R § 240.15d−14 (a), as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002 for Mark E. Stanko.

**32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002 for Kenneth J. Hall and Mark E. Stanko.

* Incorporated by reference.

** These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Quarterly Report on Form 10-Q or as a separate disclosure document.

+  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on November 16, 2009.

NEXCEN BRANDS, INC.

By:	/s/ Kenneth J. Hall
KENNETH J. HALL
Chief Executive Officer