Form 10-K
period 2009-12-31
NexCen Brands, Inc.
filed 2010-03-26
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10–K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 000–27707
NEXCEN BRANDS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	20-2783217
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
1330 Avenue of the Americas, 34th Floor, New York, N.Y.	10019-5400
(Address of principal executive offices)	(Zip Code)

 (Registrant’s telephone number, including area code): (212) 277–1100
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
 Common Stock, par value $.01
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐No ☐

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $9,869,307 ($.18 per share) as of June 30, 2009.

As of February 28, 2010, 56,951,730 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant will disclose the information required under Part III, Items 10, 11, 12, 13 and 14 by (a) incorporating the information by reference from the registrant’s definitive proxy statement or (b) filing an amendment to this Form 10-K which contains the required information no later than 120 days after the end of the registrant’s fiscal year.

NEXCEN BRANDS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

INDEX

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

PART I

ITEM 1. BUSINESS

Overview

The terms “NexCen,” “we,” “us,” “our,” and the “Company” refer to NexCen Brands, Inc., a Delaware corporation, and our predecessors and subsidiaries, unless otherwise indicated by context. We also use the term NexCen Brands to refer to NexCen Brands, Inc. alone whenever a distinction between NexCen Brands, Inc. and our subsidiaries is required or aids in the understanding of this filing.

NexCen is a strategic brand management company that owns and manages a portfolio of seven franchised brands, operating in a single business segment:  Franchising. Five of our brands (Great American Cookies®, Marble Slab Creamery®, MaggieMoo’s®, Pretzel Time® and Pretzelmaker®) are in the quick service restaurant (“QSR”) industry. The other two brands (The Athlete’s Foot® and Shoebox New York®) are in the retail footwear and accessories industry. NexCen Franchise Management, Inc. (“NFM”), a wholly owned subsidiary of NexCen Brands, manages all seven brands.  Our franchise network, across all of our brands, consists of approximately 1,700 retail stores in 38 countries.

We earn revenues primarily from the franchising, royalty, licensing and other contractual fees that third parties pay us for the right to use the intellectual property associated with our brands and from the sale to our franchisees of products produced in our manufacturing facilities.

General Development of Business

We commenced our brand management business in June 2006 when we acquired UCC Capital Corporation (“UCC Capital”), an investment banking firm that provided financial advisory services, particularly to companies involved in monetizing intellectual property assets.  In acquiring UCC Capital, our strategy was to begin building a brand management business by acquiring and operating businesses that own valuable brand assets and other intellectual property and that earn revenues primarily from the franchising or licensing of their intellectual property.  We acquired our seven franchised brands as follows:

•	The Athlete’s Foot (acquired November 7, 2006)
•	MaggieMoo’s (acquired February 28, 2007)
•	Marble Slab Creamery (acquired February 28, 2007)
•	Pretzel Time (acquired August 7, 2007)
•	Pretzelmaker (acquired August 7, 2007)
•	Shoebox New York (joint venture interest – January 15, 2008)
•	Great American Cookies (acquired January 29, 2008)

Previously, we had owned and licensed the Bill Blass consumer products brand in the apparel industry, which we acquired on February 15, 2007, and the Waverly consumer products brand in the home goods industry, which we acquired on May 2, 2007. We sold the Waverly brand on October 3, 2008 and the Bill Blass brand on December 24, 2008.

Financial Information about Operating Segments

We operate in only one business segment, Franchising. For financial information about our Franchising segment, see our Consolidated Financial Statements.

Narrative Description of Business

General

Through our seven franchised brands, the Company franchises a system of retail stores and licensed branded products that are distributed primarily through franchised retail stores. Additionally, the Company manufactures and supplies cookie dough and other products to our Great American Cookies franchisees. We are expanding production capabilities of our manufacturing facility in 2010 to enable us to produce and sell pretzel mix to our pretzel franchisees. Our franchise network, across all of our brands, consists of approximately 1,700 retail stores in 38 countries. A listing of the states in which our franchisees operated as of December 31, 2009 is set forth below.

 Total Domestic Franchised Stores:  1,208

Location	Stores	Location	Stores
Alabama	41	Missouri	26
Alaska	1	Montana	4
Arizona	13	Nebraska	5
Arkansas	14	Nevada	11
California	42	New Hampshire	4
Colorado	22	New Jersey	20
Connecticut	17	New Mexico	1
Delaware	4	New York	50
District of Columbia	2	North Carolina	50
Florida	80	North Dakota	4
Georgia	69	Ohio	31
Hawaii	8	Oklahoma	23
Idaho	8	Oregon	4
Illinois	35	Pennsylvania	19
Indiana	19	Rhode Island	–
Iowa	24	South Carolina	40
Kansas	7	South Dakota	4
Kentucky	13	Tennessee	56
Louisiana	50	Texas	233
Maine	1	Utah	20
Maryland	18	Vermont	–
Massachusetts	10	Virginia	34
Michigan	21	Washington	9
Minnesota	8	West Virginia	9
Mississippi	12	Wisconsin	9
		Wyoming	3

 A listing of the jurisdictions outside of the United States in which our franchisees or licensees operated as of December 31, 2009 is set forth below.

Total International Franchised and Licensed Stores:  505

Location	Stores	Location	Stores
Antigua	1	Palau	1
Aruba	2	Peru	2
Australia	132	Philippines	10
Bahamas	2	Portugal	11
Bahrain	7	Puerto Rico	4
Botswana	1	Qatar	2
Canada	119	Russia	4
China	2	Saipan	2
Curacao	1	Saudi Arabia	9
Denmark	1	South Korea	33
Ecuador	4	Singapore	2
Guam	3	St. Kitts/Nevis	1
Indonesia	28	Sweden	2
Kuwait	18	Trinidad & Tobago	2
Lebanon	3	United Arab Emirates	18
Mexico	60	United Kingdom	2
New Zealand	8	Venezuela	5
Oman	1	Vietnam	1
Pakistan	1

In 2009, international franchise revenues were $5.4 million, which represented approximately 11.9% of our total franchise revenues. For additional information about our geographic sources of revenue, see Note 20 – Segment Reporting to our Consolidated Financial Statements.

The Franchised Brands

The following is a brief description of each of our franchised brands as of December 31, 2009.

Great American Cookies®

Great American Cookies was founded in Atlanta, Georgia in 1977 on the strength of an old family chocolate chip cookie recipe. For over 30 years, Great American Cookies has maintained the heritage and integrity of its products by producing original cookie dough exclusively from its plant in Atlanta. Great American Cookies is also known for its signature Cookie Cakes, signature flavors and menu of gourmet products baked fresh in store. Great American Cookies has approximately 300 franchised stores in the United States, Canada, Guam, Bahrain and Mexico.

MaggieMoo’s®

Each MaggieMoo’s Ice Cream & Treatery features a menu of freshly made super-premium ice creams, mix-ins, smoothies, sorbets and custom ice cream cakes. MaggieMoo’s is known as the innovator of the ice cream cupcake and consistently has been awarded blue ribbons by the National Ice Cream Retailers Association for the quality of its ice creams. MaggieMoo’s is the franchisor of approximately 160 stores located across the United States and in Puerto Rico.

Marble Slab Creamery®

Marble Slab Creamery is a purveyor of super-premium hand-mixed ice cream. It was founded in 1983 and was the innovator of the frozen slab technique. All Marble Slab Creamery ice cream is made in small batches in franchise locations using some of the finest ingredients from around the world and fresh dairy from local farms. Marble Slab Creamery has an international presence with approximately 350 locations in the United States, Canada, United Kingdom, Bahrain, Kuwait, Lebanon, Singapore and the United Arab Emirates.

Pretzelmaker® and Pretzel Time®

Pretzelmaker and Pretzel Time are franchised concepts that specialize in offering hand-rolled soft pretzels, innovative soft pretzel products, dipping sauces and beverages. The brands were founded independently of each other in 1991, united under common ownership in 1998, and in 2008 we began consolidating the brands to become the new Pretzelmaker. Collectively, Pretzelmaker and Pretzel Time are the second largest soft pretzel franchise in the U.S. by store count with approximately 360 franchised stores located domestically and in Canada, Guam and Mexico.

The Athlete’s Foot® (“TAF®”)

TAF is the world's first franchisor of athletic footwear stores and is recognized today as a leader in athletic footwear franchising. The first The Athlete's Foot store opened in 1971 in Pittsburgh, Pennsylvania, and it was the first athletic footwear specialty store of its kind in the United States. Soon thereafter, The Athlete's Foot began franchising domestically with the first franchised store opening in Oshkosh, Wisconsin. The first international franchised store opened in 1978 in Adelaide, Australia. TAF now has approximately 530 franchised stores in the United States and approximately 35 countries.

Shoebox New York®

The Shoebox New York concept had its genesis from The Shoe Box, one of New York's premier women's multi-brand retailers for high-fashion footwear, handbags and accessories. Established in 1954 and known for its vast product assortment and trend-setting styles from top European and American designers, The Shoe Box garnered a dedicated following of sophisticated women. We continue this tradition by offering high-quality, high-fashion shoes and accessories under the Shoebox New York franchised brand in 8 stores in the United States and 7 stores internationally in Aruba, Vietnam, South Korea and Kuwait.

Franchising Operations

NexCen generates revenue from franchising and other commercial arrangements related to our seven brands. We also own and operate a manufacturing facility that manufactures and supplies cookie dough to our franchisees and supplies ancillary products sold through our Great American Cookies franchised stores. We are expanding production capabilities of our manufacturing facility in 2010 to enable us to produce and sell pretzel mix to our pretzel franchisees.

Generally, our franchise arrangements consist of the following types of agreements under which we require franchisees to pay an initial franchise or development fee and an on-going royalty on net sales. Royalty rates vary from 1% to 7%, depending on the market and the brand. In addition, most domestic franchisees must contribute to an advertising and marketing fund in amounts that range from 0.6% to 2.0% of net sales.

Domestic Development Agreements. Our domestic franchise development agreements provide for the development of specified numbers of stores for a specified brand within a defined geographic territory. Generally, these agreements call for the development of the stores over a specified period of time, with targeted opening dates for each store. Our developers pay an initial development fee, the amount of which varies depending on the franchise brand, size of territory and number of total stores to be developed. These development fees typically are paid in full and non-refundable when the agreement is executed. In addition, our domestic development agreements typically provide for non-refundable franchise fees to be paid upon execution of franchise agreements for each store opened pursuant to the development schedule.

International Master License Agreements. Our international master license agreements provide for the development of specified number of stores for a specified brand within a defined international territory, and generally call for the development of the stores over a specified period of time, with targeted opening dates for each store. Our international developers typically pay an initial development fee based on the franchise brand, size of territory and number of total stores to be developed. These development fees typically are fully paid when the agreement is executed. Master licensees generally are granted franchise and sub-franchise rights in their territory.

Domestic Franchise Agreements. Our domestic franchise agreements convey the right to operate a specific store for a specified brand in a particular geographic territory. Franchisees may enter into a domestic franchise agreement either singly or pursuant to a domestic development agreement. If for a single store, our franchisees typically pay a non-refundable initial franchise fee of up to $39,900, depending on the franchise brand, when the agreement is executed. If pursuant to a domestic development agreement, non-refundable franchise fees typically are paid upon execution of franchise agreements for each store opened pursuant to the development schedule.

International Franchise Agreements. The terms of our international franchise agreements are substantially similar to those of our domestic franchise agreements, except that these agreements may be modified to reflect the multi-national nature of the transaction and to comply with the requirements of applicable local laws. The effective royalty rates in international franchise agreements may be lower than in domestic franchise agreements due to the more limited support services that we may provide to our international franchisees.

All of our franchise agreements require that our franchisees operate stores in accordance with our defined operating procedures, adhere to the menu or product mix established by us, and meet applicable quality and service standards. We may terminate the franchise rights of any franchisee that does not comply with these standards and requirements.

In order to provide on-going support to our franchise systems and our franchisees, we built a centralized training, research, development and operations center in Norcross, Georgia, which we call NexCen University. We believe NexCen University provides our Company with the infrastructure to operate and grow our current franchise systems and integrate additional franchise systems, all in a cost efficient manner. The following graphic provides a summary of the services that NexCen University provides across all of our franchise systems:

NexCen University allows us to achieve cost savings and operational efficiencies by consolidating back office functionalities such as IT, HR, legal and finance, as well as front end drivers such as research and development, marketing and sales.  We believe that NexCen University also provides franchisees with the tools, training and support needed to optimize their performance in the marketplace.

Diversification and Growth

With our portfolio of franchised brands, we operate a business that is diversified in several ways:

•	across multiple categories, ranging from footwear to baked goods to ice cream;
•	across geographies (both within the United States and internationally);
•	across channels of distribution, ranging from mall-based stores to strip shopping centers to stand-alone stores;
•	across franchisees/licensees, ranging from individuals to multi-unit developers; and
•	across multiple demographic groups.

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

Trademarks

The Company owns numerous registered trademarks and service marks. The Company believes that many of these marks, including The Athlete’s Foot®, TAF®, Great American Cookies®, MaggieMoo’s®, Marble Slab Creamery®, Pretzel Time®, Pretzelmaker®, and Shoebox New York® are vital to our business. Our policy is to pursue registration of our important marks whenever feasible and to oppose vigorously any infringements of our marks. We have authorized the use of these marks by franchisees and licensees in franchise and license agreements. Under current law and with proper use, the Company’s rights in our marks generally can last indefinitely.

Seasonality

The business associated with certain of our brands is seasonal. However, we believe the seasonality of our brands is complementary, so that the Company’s operations do not experience material seasonality on an aggregate basis. For example, average sales of our mall-based QSR’s (Great American Cookies, Pretzel Time, and Pretzelmaker) are higher during the winter months, especially in December, whereas average sales of our ice cream brands (MaggieMoo’s and Marble Slab Creamery) are higher in the summer months and lower during the winter months.

Research and Development (“R&D”)

In May 2009, we opened a new innovation laboratory in our manufacturing facility in Atlanta, Georgia where we develop new flavors, new offerings and new formulations of our food products across all of our QSR brands. Independent suppliers provided equipment and other resources for the new innovation laboratory. From time to time, independent suppliers also conduct or fund research and development activities for the benefit of our QSR brands. In addition, we conduct consumer research to determine our end-consumer’s preferences, trends and opinions.

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

Employees

As of December 31, 2009, we employed a total of 117 persons, all full time employees.  We believe that our relations with our employees are good. None of our employees are covered by a collective bargaining agreement.

Historical Operations

The Company was originally formed as Aeros, LLC in January 1996. We changed our name to Aether Technologies International, LLC in August 1996 and to Aether Systems LLC in September 1999. Immediately prior to completing our initial public offering of common stock on October 20, 1999, we converted from a limited liability company to a Delaware corporation and changed our name to Aether Systems, Inc. Until late 2004, the Company owned, acquired and operated a number of mobile and wireless communications businesses. These businesses never became profitable, and during 2004 we sold these businesses and started a mortgage-backed securities, or MBS, business. During 2004 and 2005, we assembled a leveraged portfolio of MBS investments. On July 12, 2005, the Company, with shareholder approval, effectuated a holding company reorganization so that Aether Systems, Inc. became a wholly-owned subsidiary of Aether Holdings, Inc. Market conditions for the MBS business changed significantly during 2005 and into 2006, and the profitability of our leveraged MBS portfolio declined. In light of these changing market conditions, in late 2005 and into 2006, we began to explore additional and alternative business strategies that we thought could help us become profitable more quickly and create shareholder value. These efforts resulted in our decision to acquire UCC Capital in June 2006. On October 31, 2006, at the 2006 annual meeting of stockholders, our stockholders approved the sale of our MBS portfolio for the purpose of discontinuing our MBS business and allocating all cash proceeds from such sale to the growth and development of our brand management business. Our stockholders also approved a change of our Company name from Aether Holdings, Inc. to NexCen Brands. We sold our MBS investments in November 2006, and since that time, we have focused entirely on our brand management business.

Tax Loss Carry-Forwards and Limits on Ownership of Our Common Stock

As a result of the substantial losses incurred by our predecessor businesses through 2004 and additional losses through 2009, as of December 31, 2009, we had federal net operating loss carry-forwards of approximately $837.0 million that expire on various dates through 2028. In addition, as of December 31, 2009, we had capital loss carry-forwards of approximately $15.4 million that expire between 2010 and 2011. If we have an “ownership change” as defined in the Internal Revenue Code of 1986, as amended (“IRC”) in Section 382 (“Code Section 382”), our net operating loss carry-forwards and capital loss carry-forwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses.

To help guard against a change of ownership occurring under Code Section 382, shares of our common stock are subject to transfer restrictions contained in our certificate of incorporation. In general, the transfer restrictions prohibit any person from acquiring 5% or more of our stock without our consent. Persons who owned 5% or more of our stock prior to May 4, 2005 are permitted to sell the shares owned as of May 4, 2005 without regard to the transfer restrictions. Shares acquired by such persons after May 4, 2005 are subject to the transfer restrictions. Our Board of Directors has the right to waive the application of these restrictions to any transfer.

To date, we do not believe that we have experienced an ownership change as defined under Code Section 382 resulting from the transfer of shares by our existing shareholders or from deemed ownership changes resulting from the various amendments to the BTMUCC Credit Facility. However, there remain significant uncertainties as to our ability to realize any tax savings in the future. See Note 10 – Income Taxes to our Consolidated Financial Statements for a more detailed discussion of our deferred tax assets. For a discussion on the risks associated with our tax loss carry-forwards and the limits on ownership of our common stock, please see Item 1A – Risk Factors, under the caption “Risks of Our Business.”

General Corporate Matters

Our executive offices are located at 1330 Avenue of the Americas, 34th Floor, New York, NY 10019. Our telephone number is (212) 277-1100 and our fax number is (212) 277-1160.

Availability of Information

We maintain a website at www.nexcenbrands.com, which provides a wide variety of information on each of our brands. You may read and copy any materials we file with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. For further information concerning the SEC’s Public Reference Room, you may call the SEC at 1-800-SEC-0330. Some of this information also may be accessed on the SEC’s website at www.sec.gov. We also make available free of charge, on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also maintain the following sites for each of the Company's brands and operations: www.nexcenfranchises.com, www.theathletesfoot.com, www.greatamericancookies.com, www.maggiemoos.com, www.marbleslab.com, www.pretzeltime.com, www.pretzelmaker.com, and www.shoeboxny.com. We are providing the address of our internet websites solely for the information of investors. We do not intend the internet addresses to be active links in this Report, and the contents of these websites are not incorporated into, and do not constitute a part of, this Report.

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

Risks Related to Our Financial Condition

Our substantial indebtedness limits cash flow available for our operations, and we may not be able to generate sufficient cash flow to service our debt as it is currently structured.

We are highly leveraged. As of December 31, 2009, we had approximately $138.2 million of debt outstanding with BTMU Capital Corporation (“BTMUCC”) under a credit facility (the “BTMUCC Credit Facility”). (See Note 9 – Debt for detailed information regarding the BTMUCC Credit Facility.) The BTMUCC Credit Facility requires us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our debt thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes. Under the BTMUCC Credit Facility, substantially all revenues earned by the Company are remitted to “lockbox accounts,” and the terms of the BTMUCC Credit Facility limit the amount of cash flow from operations that may be distributed to NexCen for operating expenses, capital expenditures and other general corporate purposes. The BTMUCC Credit Facility also prohibits us from securing any additional borrowings without the prior written consent of BTMUCC. Thus, our indebtedness could, among other things:

•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	place us at a competitive disadvantage if any of our competitors have less debt; and
•	limit our ability to borrow additional funds.

Based on our current projections, we anticipate that cash generated from operations will provide us with sufficient liquidity to meet our scheduled debt service obligations for at least the next twelve months. However, we are subject to numerous prevailing economic conditions and to financial, business, and other factors beyond our control. In addition, the BTMUCC Credit Facility obligates us to make a final scheduled principal payment on our Class B Franchise Note of $34.5 million in July 2011. We currently do not expect that we will be able to meet this obligation. As a result, we cannot guarantee that we will be able to generate sufficient cash flow to service our interest and principal payment obligations related to our outstanding debt, or that cash flow, future borrowings or equity financing will be available for the payment or refinancing of our debt. Failure to meet the interest and principal payment obligations of our debt would result in a default under the BTMUCC Credit Facility, which could then trigger among other things the lender’s right to accelerate principal payment obligations, foreclose on virtually all of the assets of the Company and take control of all of the Company’s cash flow from operations. We have classified all of the debt outstanding under the BTMUCC Credit Facility as a current liability as of December 31, 2009.

We are exploring alternatives to the Company’s current debt and capital structure. Any strategic transaction, including restructuring of debt, may result in dilution of existing shareholders and may trigger an ownership change that would limit our ability to utilize our tax loss carry-forwards.

In the wake of our efforts to stabilize the Company in 2008 and 2009, we have evaluated our business and concluded that for the long-term growth and viability of our business, we must address the Company’s debt and capital structure. We, therefore, retained an investment bank to assist us with identifying and evaluating strategic alternatives, including recapitalization of the Company,  restructuring of our debt and/or sale of some or substantially all of our assets, and we are in discussions with BTMUCC regarding potential alternatives needs BTMUCC’s consent is required to proceed with any strategic transaction or debt restructuring. There can be no guarantee that BTMUCC will agree to any strategic transaction or debt restructuring, and certain transactions may significantly dilute existing shareholders and/or trigger an ownership change under the tax laws that would limit our ability to utilize our tax loss carry-forwards assuming we have taxable income.

Absent waivers, a strategic transaction or further restructuring of our debt, we likely will breach certain covenants of the BTMUCC Credit Facility in 2010 and likely will fail to make a required principal payment in July 2011.

The BTMUCC Credit Facility contains numerous affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, fundamental changes, asset sales, acquisitions, capital and other expenditures, common stock repurchases, dividends and other payments affecting subsidiaries. The Company’s failure to comply with the financial and other restrictive covenants relating to our indebtedness would result in a default under the indebtedness, which could then trigger among other things the lender’s right to accelerate principal payment obligations, foreclose on virtually all of the assets of the Company and take control of all of the Company’s cash flow from operations.

BTMUCC has provided the Company amendments and waivers following the restructuring of the debt in August 2008, including reduction of interest rates, deferral of scheduled principal payment obligations and certain interest payments, waivers and extensions of time related to the obligations to issue dilutive warrants, allowance of certain payments to be excluded from debt service obligations, as well as relief from debt service coverage ratio requirements, certain capital and operating expenditure limits, certain loan-to-value ratio requirements, certain free cash flow margin requirements, and the requirement to provide financial statements by certain deadlines. We anticipate that we will breach certain covenants under the BTMUCC Credit Facility in 2010 unless we are able to obtain additional waivers or amendments from our lender. There can be no assurance that we will be able to obtain waivers or amendments, and our lender may default the Company and seek to accelerate our principal payment obligations pursuant to any of the covenants or other provisions of the BTMUCC Credit Facility. In addition, we currently do not expect that we will be able to meet a principal payment of $34.5 million due in July 2011 on our debt as currently structured. Accordingly, we have classified all of the debt outstanding under the BTMUCC Credit Facility as a current liability as of December 31, 2009.

We may not have sufficient working capital, which could materially and adversely impact our business, financial condition and results of operations.

The terms of the BTMUCC Credit Facility limit the amount of cash flow from operations that may be used for operating expenses, capital expenditures, and other general corporate purposes. As a result, certain non-ordinary course expenses or expenses beyond a certain annual total limit must be paid out of cash on hand. In December 2009, we exceeded the total annual expense limit for 2009 established by the BTMUCC Credit Facility (which limit does not apply to cost of goods for our manufacturing facility). Under the BTMUCC Credit Facility, we are not reimbursed out of the cash in the lockbox accounts for any expenses paid in excess of our annual expense limit. Instead those amounts are released to BTMUCC to pay down principal in excess of scheduled principal payments. In order to manage our cash balance, we deferred payment of expenses incurred in excess of our 2009 expense limit until the expense limit reset for 2010. On January 14, 2010, we entered into an amendment of the BTMUCC Credit Facility that, among other things, essentially allowed the Company to retroactively increase its expense limit for 2009 by $0.5 million by decreasing its expense limit for 2010 by the same amount.  (See Note 9 – Debt for detailed information regarding the BTMUCC Credit Facility.)

We may exceed our expense limit in 2010, and we can provide no guarantees that our current cash on hand and cash from operations after debt service will continue to satisfy our working capital requirements in the future. We may require future working capital in order to operate, implement our revised business plan and/or further improve operations. We have no committed sources of working capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable. The BTMUCC Credit Facility also prohibits us from securing any additional borrowings without the prior written consent of our lender. The failure to satisfy our working capital requirements will adversely affect our business, financial condition and results of operations.

We may seek additional funding through strategic transactions, further restructuring of our debt, a recapitalization transaction, a sale of some or substantially all of our assets, and/or private or public sales of our securities. We can provide no assurance, however, that we can obtain additional funding on reasonable terms, or at all, and such funding, if available, may significantly dilute existing shareholders and trigger an ownership change that would limit our ability to utilize our tax loss carry-forwards assuming we have taxable income. If we cannot obtain adequate funds, we may need to significantly curtail our expenses, which may adversely affect our business, financial condition and results of operations.

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

As of December 31, 2009, approximately 62% of our current aggregate debt fluctuates with the 30-day London Interbank Offering Rate ("LIBOR").  Any increase in LIBOR will increase our interest expense and could negatively impact our business, liquidity and financial condition.  See Item   7A – Quantitative and Qualitative Disclosure about Market Risk, under the caption “Interest Rate Risk.”

Our ability to access capital markets may be constrained.

We failed to timely file with the SEC our Quarterly Reports on Form 10-Q for the periods ended March 31, 2008, June 30, 2008 and September 30, 2008, our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009. We did timely file with the SEC our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.  Until we are timely in our filings for a period of 12 months, which would be November 2010 if we continue to make timely filings, we will be precluded from registering any securities with the SEC on Form S-3, the most simplified registration form used by the SEC. In addition, we are limited under our BTMUCC Credit Facility from raising equity in excess of $10 million in either the private or public markets unless certain conditions are met to protect our lender’s interest. As a result, our ability to access the capital markets may be constrained, which may adversely affect our liquidity.

Risks Related to Our Pending Litigation and Governmental Investigations

Any adverse outcome of the investigation being conducted by the SEC could adversely affect our business, financial condition, results of operations and cash flows.

In March 2009, the Company received notice that a formal investigation had been commenced by the SEC in October 2008. We cannot predict the outcome of the investigation. The legal costs of such investigation and any negative outcome from the investigation could have a material adverse effect on our business, financial condition, results of operations and cash flows. See Item 3 – Legal Proceedings, for a discussion of this investigation.

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

In the fourth quarter of 2008, we completed the sale of consumer products brands, Bill Blass and Waverly, to enable us to streamline the Company to focus solely on our seven franchised brands. The Company’s efforts to focus on the franchise business as our core business may not be successful and may not improve the performance of the Company. We may not be successful in effectively executing our strategy or in generally operating or expanding our brands or integrating them into an efficient overall business strategy. We may not be able to retain existing or attract new investors, franchisees, business partners and employees.

We may fail to reach our sales and expense projections, which may negatively impact our business, results of operations and financial condition.

We establish sales and expense projections each fiscal year based on a strategy of new market development, further penetration of existing markets and tight control over operating expenses against a backdrop of current and anticipated economic conditions. In addition to driving our financial results, we provide these sales and expense projections to our lender, and our progress in meeting projections on a monthly and quarterly basis affect our ability to meet debt and covenant obligations and to negotiate any waivers or amendments we may need under the BTMUCC Credit Facility. Our ability to meet our sales and expense projections is dependent on our ability to locate and attract new franchisees and area developers; maintain and enhance our brands; maintain satisfactory relations with our franchisees; monitor and audit the reports and payments received from franchisees; maintain or increase same store sales in existing markets; achieve new store openings and control expenses – all of which are dependent on factors both within and outside our control. Our failure to reach our sales and expense goals, which may be exacerbated by current economic conditions, may negatively impact our business, financial condition, results of operation and cash flow.

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

The challenging economic conditions and declines in consumer spending have negatively affected our business and may continue to do so.

Our business is sensitive to consumer spending patterns and preferences.  Market and general economic conditions affect the level of discretionary spending on the merchandise we and our franchisees offer, including general business conditions, interest rates, taxation, the availability of consumer credit and consumer confidence in future economic conditions. The generally unfavorable economic conditions on a local, regional, national or multi-national level has adversely affected our growth, sales and profitability and may continue to do so.

Many of our franchisees’ stores are located in shopping malls, particularly in the United States. Our franchisees derive revenue, in part, from the high volume of traffic in these malls. As a result of deteriorating economic conditions, the inability of mall "anchor" tenants and other area attractions to generate consumer traffic around our franchised stores and the decline in popularity of malls as shopping destinations have reduced our franchising revenue dependent on sales volume and may continue to do so.

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

The current disruptions in the availability of financing for current and prospective franchisees have adversely affected our business, results of operations and financial condition and may continue to do so.

As a result of steep declines in the capital markets and the severe limits on credit availability, current and prospective franchisees have not had access to the financial or management resources that they need to open or continue operating the units contemplated by franchise or development agreements. Our franchisees generally depend upon financing from banks or other financial institutions in order to construct and open new units. Especially in this tight credit environment, financing has been difficult to obtain for some of our current and prospective franchisees. The continued difficulties with franchisee financing could reduce our store count, franchise fee revenues and royalty revenues, slow our planned growth, and negatively impact our business, results of operations and financial condition.

We depend on our franchisees to provide timely and accurate information about their sales and operations, which we rely upon to effectively manage the franchised brands.

Our franchisees are contractually obligated to provide timely and accurate information regarding their sales and operations, and we rely on this information to collect royalties and manage the franchised brands. Most of our franchisees are required to report on a weekly basis. However, the franchise agreements for our TAF brand require reporting on a monthly or quarterly, versus weekly, basis. This delay in reporting reduces our visibility into the results of operations for the TAF brand. In addition, some of our franchisees are not consistently compliant with their reporting obligations. Our inability to collect timely and accurate information from our franchisees may adversely affect our business and results of operation.

Significant delays or difficulty in registering our franchise offering documents may adversely affect our business, results of operations and financial condition.

Many states and the Federal Trade Commission, as well as certain foreign countries, require franchisors to transmit disclosure statements to potential franchisees before granting a franchise. Additionally, some states and certain foreign countries require us to register our franchise offering documents before we may offer a franchise. Due to the scope of our business and the complexity of franchise regulations, we may encounter compliance issues from time to time. In addition, due to the doubt about our ability to continue as a going concern, some states may require additional disclosures, impose additional requirements on our sale franchises, or not permit us to sell franchises at all. Significant delays or other difficulties in registering our franchise offering documents may prevent or impede us from selling franchises in certain jurisdictions, which may have a material adverse effect on our business, results of operations and financial condition.

We operate a global business that exposes us to additional risks that may adversely affect our business, results of operations and financial condition.

Our franchisees operate in 38 countries. As a result, we are subject to risks associated with doing business globally. We intend to continue to pursue growth opportunities for our franchised brands outside the United States, which could expose us to greater risks. The risks associated with our franchise business outside the United States include:

•	Political and economic instability or civil unrest;
•	Armed conflict, natural disasters or terrorism;
•	Health concerns or similar issues, such as a pandemic or epidemic;
•	Multiple foreign regulatory requirements that are subject to change and that differ between jurisdictions;
•	Changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment;
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

We believe that our trademarks and other intellectual property rights are vital to our success, the success of our brands and our competitive position. Accordingly, we devote substantial resources to the development and protection of our trademarks and other intellectual property rights. However, the actions taken by us may be inadequate to prevent infringement or other unauthorized use of our intellectual property by others, which may thereby dilute our brands in the marketplace and/or diminish the value of our proprietary rights. We also may be unable to prevent others from claiming infringement or other unauthorized use of their trademarks and intellectual property rights by us. Our rights to our trademarks may in some cases be subject to the common law or statutory rights of any person who filed an application and/or began using the trademark (or a confusingly similar mark) prior to the date of our application and/or our first use of such trademarks in the relevant territory. We cannot provide assurances that third parties will not assert claims against our trademarks and other intellectual property rights or that we will be able to successfully resolve such claims, which could result in our inability to use certain trademarks or other intellectual property in certain jurisdictions or in connection with certain goods or services. Future actions by third parties, including franchisees or licensees, may diminish the strength of our trademarks or other intellectual property rights, injure the goodwill associated with our business and decrease our competitive strength and performance. We also could incur substantial costs to defend or pursue legal actions relating to the use of our trademarks and other intellectual rights, which could have a material adverse effect on our business, results of operations or financial condition.

We may be required to recognize additional impairment charges for trademarks and other intangible assets with indefinite or long lives.

As a result of our acquisition strategy, we recorded a material amount of trademarks and other intangible assets with indefinite or long lives on our balance sheet. We assess these assets as and when required by U.S. generally accepted accounting principles (GAAP) to determine whether they are impaired. Based on our review in fiscal year 2008, we recorded impairment charges totaling approximately $242 million in 2008 with respect to our acquired assets. We did not record any impairment charges in 2009.  However, if market conditions continue to deteriorate or if operating results decline unexpectedly, we may be required to record impairment charges in the future, and such charges would reduce our reported earnings for the periods in which they are recorded. Those reductions could be material and, in such event, would adversely affect our financial results.  We also have retained an investment bank to assist us in identifying and evaluating alternatives to the Company’s  current debt and capital structure, including recapitalization of the Company, restructuring of our debt and/or sale of some or substantially all of our assets (see Note 9 – Debt).  A strategic transaction, debt restructuring or a sale of some or substantially all of our assets may result in a future adjustment to the carrying value of our intangible assets.

We addressed prior material weaknesses in disclosure controls and procedures and internal control over financial reporting.  However, any future material weaknesses could adversely affect our business, our financial condition and our ability to carry out our strategic business plan.

As discussed in Item 9A(T) – Controls and Procedures, we concluded that, as of December 31, 2009, our disclosure controls and procedures and internal control over financial reporting were effective. In order to address our prior material weaknesses, we made substantial changes to our management team and management structure; improved board communication and corporate governance; made changes to and increased the number of dedicated full-time accounting personnel; and enhanced internal control policies and procedures. Nonetheless, if we are unsuccessful in our effort to maintain effective financial reporting mechanisms and internal controls, our business, our financial condition, our ability to carry out our strategic business plan, our ability to report our financial condition and results of operations accurately in a timely manner, and our ability to retain the trust of our franchisees, lender, business partners, investors, employees and shareholders could be adversely affected.

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

On January 13, 2009, as a result of noncompliance with the NASDAQ Stock Market, LLC (“NASDAQ”) listing requirements, our common stock was suspended from trading on NASDAQ. Immediately thereafter, our stock began trading under the symbol NEXC.PK on the Pink OTC Markets, formerly known as the Pink Sheets. Although we plan to apply for relisting of our stock on NASDAQ as soon as we are in compliance with the listing requirements, we may not be successful in that effort. Our stock price has been volatile in the past and may continue to be volatile for the foreseeable future.

Limits on ownership of our common stock could have an adverse consequence to you and could limit your opportunity to receive a premium on our stock.

Under transfer restrictions that have been applicable to our common stock since 2005, acquisitions of 5% or more of our stock are not permitted without the consent of our Board of Directors. In addition, even if our Board of Directors consented to a significant stock acquisition, a potential buyer might be deterred from acquiring our common stock while we still have significant tax losses being carried forward, because such an acquisition might trigger an ownership change and severely impair our ability to use our tax losses against future income. Thus, this potential tax situation could have the effect of delaying, deferring or preventing a change in control and, therefore, could affect adversely our shareholders’ ability to realize a premium over the then prevailing market price for our common stock in connection with a change in control.

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

As of December 31, 2009, we had federal net operating loss carry-forwards of approximately $837.0 million that expire at various dates through 2028. In addition, we had capital loss carry-forwards of approximately $15.4 million that expire between 2010 and 2011. However, our ability to realize value from our tax loss carry-forwards is subject to significant uncertainty.

There can be no assurance that we will have sufficient taxable income or capital gains in future years to use the net operating loss carry-forwards or capital loss carry-forwards before they expire. This is especially true for our capital loss carry-forwards, because they expire over a shorter period of time than our net operating loss carry-forwards. The amount of our net operating loss carry-forwards and capital loss carry-forwards also has not been audited or otherwise validated by the Internal Revenue Service (“IRS”). The IRS could challenge the amount of our net operating loss carry-forwards and capital loss carry-forwards, which could result in a decrease in the amounts of such carry-forwards.

In addition, if we have an “ownership change” as defined in Section 382 of the Internal Revenue Code, our net operating loss carry-forwards and capital loss carry-forwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. As of the date of this Report, we do not believe that we have experienced an ownership change as defined under Section 382 resulting from transfer of shares by our existing shareholders or from the various amendments to the BTMUCC Credit Facility. However, we can provide no assurances that we will not enter into other transactions or that transfers of stock will not occur, which may result in an ownership change that would severely limit our ability to use our net operating loss carry-forwards and capital loss carry-forwards to offset future taxable income. For additional information regarding our deferred tax assets, see Note 10 – Income Taxes to our Consolidated Financial Statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2009, we leased a total of approximately 30,650 square feet of office space for our operations. Our principal executive office totals 10,250 square feet and is located in New York, New York. Our franchising operations are centralized in one facility totaling approximately 20,400 square feet located in Norcross, Georgia. On January 29, 2008, in connection with the acquisition of Great American Cookies, we acquired a manufacturing facility. The facility is located on approximately four acres of land in Atlanta, Georgia and totals approximately 37,400 square feet. The manufacturing facility is subject to BTMUCC’s security interest. We believe that our facilities are adequate for the purposes for which they are presently used and that replacement facilities are available at comparable cost, should the need arise.

Notwithstanding the sale of the Waverly business in late 2008, we remained obligated as of December 31, 2009 on the lease for the Waverly showroom. We have sublet the Waverly showroom to third parties through the lease expiration on February 27, 2018. We also assumed leases for office space in connection with our acquisitions of MaggieMoo’s and Marble Slab Creamery, which we no longer use. We negotiated a settlement of the MaggieMoo’s lease for a one-time payment of $0.3 million which was made in January 2008.  We sublet the Marble Slab Creamery office in Houston, Texas to a third party through the lease expiration in April 2009.

We do not own or lease property used by our franchisees, but in connection with certain acquisitions we are obligated under certain leases and lease guarantees for certain franchise locations.

ITEM 3. LEGAL PROCEEDINGS

Securities Class Action. A total of four putative securities class actions were filed in May, June and July 2008 in the United States District Court for Southern District of New York against NexCen Brands and certain of our former officers and a current director for alleged violations of the federal securities laws. On March 5, 2009, the court consolidated the actions under the caption, In re NexCen Brands, Inc. Securities Litigation, No. 08-cv-04906, and appointed Vincent Granatelli as lead plaintiff and Cohen Milstein Sellers & Toll PLLC as lead counsel. On August 24, 2009, plaintiff filed an Amended Consolidated Complaint. Plaintiff alleges that defendants violated federal securities laws by misleading investors in the Company’s public filings and statements during a putative class period that begins on March 13, 2007, when the Company announced the establishment of the credit facility with BTMUCC, and ends on May 19, 2008, when the Company’s stock fell in the wake of the Company’s disclosure of the previously undisclosed terms of a January 2008 amendment to the credit facility, the substantial doubt about the Company’s ability to continue as a going concern, the Company’s inability to timely file its periodic report and the expected restatement of its Annual Report on Form 10-K for the year ended December 31, 2007, initially filed on March 21, 2008. The amended complaint asserts claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5, and also asserts that the individual defendants are liable as controlling persons under Section 20(a) of the Exchange Act. Plaintiff seeks damages and attorneys’ fees and costs. On October 8, 2009, the Company filed a motion to dismiss the amended complaint. Plaintiff filed his opposition on December 14, 2009, and the Company filed a reply on January 27, 2010. The court has scheduled a hearing on the motion to dismiss for May 5, 2010.

Shareholder Derivative Action. A federal shareholder derivative action premised on essentially the same factual assertions as the federal securities actions also was filed in June 2008 in the United States District Court for Southern District of New York against the directors and former directors of NexCen. This action is captioned: Soheila Rahbari v. David Oros, Robert W. D’Loren, James T. Brady, Paul Caine, Jack B. Dunn IV, Edward J. Mathias, Jack Rovner, George Stamas & Marvin Traub, No. 08-CV-5843 (filed on June 27, 2008). In this action, plaintiff alleges that NexCen’s Board of Directors breached its fiduciary duties in a variety of ways, mismanaged and abused its control of the Company, wasted corporate assets, and unjustly enriched itself by engaging in insider sales with the benefit of material non-public information that was not shared with shareholders. Plaintiff further contends that she was not required to make a demand on the Board of Directors prior to bringing suit because such a demand would have been futile, due to the board members’ alleged lack of independence and incapability of exercising disinterested judgment on behalf of the shareholders. Plaintiff seeks damages, restitution, disgorgement of profits, attorneys’ fees and costs, and miscellaneous other relief.  On November 18, 2008, the Court informed the parties that the case would be stayed for 180 days and requested that they file a status report thereafter so the Court might consider whether the stay should be extended. Plaintiff thereafter indicated that she intended to file an amended derivative complaint after the Company filed its amended Annual Report on Form 10-K for the year ended December 31, 2007, including a restatement of its 2007 financial results.  On June 2, 2009, the Court lifted the stay and ordered the plaintiff to file her amended derivative complaint no later than two weeks after the Company filed its restated 2007 financials. On August 25, 2009, plaintiff filed an amended complaint that includes additional allegations based on the Company’s August 11, 2009 Form 10-K/A. However, the amended complaint does not assert any new legal claims, and omits plaintiff’s previously asserted claim for corporate waste. Defendants moved  to dismiss the amended complaint on October 8, 2009. Plaintiff filed her opposition on November 23, 2009, and defendants filed their reply on December 8, 2009.  The motion to dismiss is pending.

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

SEC Investigation. We voluntarily notified the Enforcement Division of the SEC of our May 19, 2008 disclosure. The SEC commenced an informal investigation of the Company regarding the matters disclosed, and the Company has been cooperating with the SEC and voluntarily provided documents and testimony, as requested. On or about March 17, 2009, we were notified that the SEC had commenced a formal investigation of the Company as of October 2008. The Company is continuing to cooperate with the SEC in its formal investigation.

Legacy Aether IPO Litigation. The Company was among the hundreds of defendants named in a series of securities class action lawsuits brought in 2001 against issuers and underwriters of technology stocks that had initial public offerings during the late 1990’s. These cases were consolidated in the United States District Court for the Southern District of New York under the caption, In Re Initial Public Offerings Litigation, Master File 21 MC 92 (SAS). As to NexCen, these actions were filed on behalf of persons and entities that acquired the Company’s stock after our initial public offering on October 20, 1999. Among other things, the complaints claimed that prospectuses, dated October 20, 1999 and September 27, 2000 and issued by the Company in connection with the public offerings of common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws. The complaint alleged that the prospectuses allegedly failed to disclose that the offerings’ underwriters had solicited and received from certain of their customers additional and excessive fees, commissions and benefits beyond those listed in the arrangements, which were designed to maintain, distort and/or inflate the market price of the Company’s common stock in the aftermarket. The actions sought unspecified monetary damages and rescission. NexCen reserved $0.5 million for the estimated exposure for this matter.

In March 2009, the parties, including NexCen, reached a preliminary global settlement of all 309 coordinated class actions cases under which defendants would pay a total of $586 million (the “Settlement Amount”) to the settlement class in exchange for plaintiffs releasing all claims against them. Under the proposed terms of this settlement, NexCen’s portion of the Settlement Amount would be paid by our insurance carrier. In October 2009, the district court issued a decision granting final approval of the settlement. Because NexCen has no out-of-pocket liability under the approved settlement, we no longer maintain the reserve of $0.5 million. We recorded the reversal of this reserve in income from discontinued operations in 2009. On October 23, 2009, certain objectors filed a petition to the U.S. Court of Appeals for the Second Circuit to appeal the class certification order on an interlocutory basis. Two other notices of appeal were filed by nine other objectors.  Plaintiffs, underwriter defendants, and the issuer defendants filed opposition papers.  The appeals are pending.

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

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock was quoted on The NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol NEXC from November 1, 2006 until January 13, 2009. Prior to November 1, 2006, starting with our initial public offering on October 20, 1999, the Company’s common stock was quoted on NASDAQ under the symbol “AETH.” As a result of noncompliance with NASDAQ listing requirements, NASDAQ suspended trading of our common stock effective at the opening of trading on January 13, 2009 and delisted our stock on February 13, 2009. Starting on January 13, 2009, the Company’s common stock has been traded under the symbol NEXC.PK on the Pink OTC Markets, formerly known as the Pink Sheets.

The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported on NASDAQ and the Pink OTC Markets for 2009 and on NASDAQ for 2008.

	2009		2008
QUARTER ENDED	HIGH	LOW	HIGH	LOW
March 31	$0.14	$0.05	$4.82	$2.83
June 30	$0.25	$0.10	$3.49	$0.41
September 30	$0.36	$0.17	$0.67	$0.24
December 31	$0.25	$0.13	$0.30	$0.07

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of February 28, 2010, the approximate number of stockholders of record of NexCen’s common stock was 241.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we expect to utilize earnings, if any, to reduce our indebtedness as required under the BTMUCC Credit Facility.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of December 31, 2009, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Plan Category	Plan Name	Number of securities to be issued upon exercise of outstanding options, and restricted stock	Weighted-average exercise price of outstanding options, and restricted stock	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1999 Equity Incentive Plan	391,000	$3.74	—

	2006 Equity Incentive Plan	2,691,999	$1.22	808,001

Equity compensation plans not approved by security holders	2000 Plan	24,571	$2.90	—

Total as of December 31, 2009		3,107,570	$1.55	808,001

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

A total of 3.5 million shares of common stock were initially reserved for issuance under the 2006 Plan, which represented approximately 7.4% of NexCen’s outstanding shares at the time of adoption. Options under the 2006 Plan expire after ten years from the date of grant and are granted at an exercise price no less than the fair value of the common stock on the grant date.  In the event of a “change of control” as such term is defined in the 2006 Plan, awards of restricted stock and stock options became fully vested or exercisable, as applicable, to the extent the award agreement granting such restricted stock or options provides for such acceleration. A participant immediately forfeits any and all unvested options and forfeits all unvested restricted stock at the time of separation from NexCen, unless the award agreement provides otherwise. No participant is permitted to exercise vested options after the 90th day from the date of termination from NexCen, unless the award grant provides otherwise.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition of NexCen Brands should be read in conjunction with the information contained in the Consolidated Financial Statements and related Notes, which appear in Item 8 of this Report.

OVERVIEW

NexCen is a strategic brand management company that owns and manages a portfolio of seven franchised brands, operating in a single business segment: Franchising. Five of our brands (Great American Cookies, Marble Slab Creamery, MaggieMoo’s, Pretzel Time and Pretzelmaker) are in the QSR industry. The other two brands (TAF and Shoebox New York) are in the retail footwear and accessories industry. All seven franchised brands are managed by NFM, a wholly owned subsidiary of NexCen Brands. Our franchise network, across all of our brands, consists of approximately 1,700 stores in 38 countries.

We acquired our seven franchised brands as follows:

•	TAF (acquired November 7, 2006)
•	MaggieMoo’s (acquired February 28, 2007)
•	Marble Slab Creamery (acquired February 28, 2007)
•	Pretzel Time (acquired August 7, 2007)
•	Pretzelmaker (acquired August 7, 2007)
•	Shoebox New York (joint venture interest – January 15, 2008)
•	Great American Cookies (acquired January 29, 2008)

We earn revenues primarily from the franchising, royalty, licensing and other contractual fees that third parties pay us for the right to use the intellectual property associated with our brands and from the sale of cookie dough and other ancillary products to our Great American Cookies franchisees. We are expanding production capabilities of our manufacturing facility in 2010 to enable us to produce and sell pretzel mix to our pretzel franchisees.

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

Our financial condition and operating results during 2009 reflect the changes that were implemented to address the financial and operational challenges that we faced in 2008. In May 2008, we disclosed issues related to our debt structure that materially and negatively affected the Company. Specifically, we disclosed previously undisclosed terms of a January 2008 amendment to the BTMUCC Credit Facility, which was made in connection with our acquisition of Great American Cookies, and stated that the effects of that amendment on the Company’s financial condition and liquidity raised substantial doubt about our ability to continue as a going concern.  The Company also disclosed our inability to timely file our periodic report and our expected restatement of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“Original 2007 10-K”). The Company announced that it was actively exploring all strategic alternatives to enhance its liquidity including the possible sale of one or more of our businesses. These disclosures had an immediate and significant adverse impact on our business. The price of our common stock dropped; the Company and certain current and former officers and directors of the Company were sued for various claims under the federal securities laws and certain state statutory and common laws; and we became the subject of an investigation by the Enforcement Division of the SEC. (See Item 3 – Legal Proceedings.)  As a result of noncompliance with the listing requirements of NASDAQ including delays in filing our periodic reports, our common stock was suspended from trading on NASDAQ on January 13, 2009 and delisted from NASDAQ on February 13, 2009.

In addition, starting in 2008 and continuing throughout 2009, the worldwide financial markets experienced unprecedented deterioration, affecting both debt and equity markets in the U.S. and internationally. The economy underwent a significant slowdown due to uncertainties related to, among other factors, energy prices, availability of credit, difficulties in the banking and financial services sectors, softness in the housing market, severely diminished market liquidity, geopolitical conflicts, falling consumer confidence and rising unemployment rates.

By the end of 2008, we improved our cash management, reduced operating expenses, restructured the BTMUCC Credit Facility, sold our Waverly and Bill Blass businesses, reduced our outstanding debt, and ceased all activities of UCC Capital. As a result of these changes, during 2009 as compared to 2008, we generated positive cash flow from operations instead of cash used in operations, generated operating income instead of operating loss, and significantly decreased our net loss and net loss per share.

Nonetheless, our 2009 results were materially impacted by the corporate events of 2008, as well as the continued global economic recession, tight credit markets, and diminished consumer spending. Although we significantly reduced operating expenses as compared to 2008, we incurred higher than normal expenses associated with our efforts to amend our Original 2007 10-K, complete our delinquent SEC filings, and improve internal controls and procedures. Moreover, our revenues declined through the course of 2009 in comparison to 2008.

The following factors also impacted our operating results for 2009 compared to 2008.

•
On August 6, 2009, we entered into long-term license agreements with the master franchisee for TAF for the territories of Australia and New Zealand through our wholly owned subsidiary TAF Australia, LLC (“TAFA”). Pursuant to these TAFA license agreements, which replaced all prior franchise agreements among the parties, we granted exclusive licenses of the TAF trademarks and trade dress for the territories of Australia and New Zealand for an initial 99-year term. In consideration for these TAFA license agreements, we were paid one-time, non-refundable licensing fees of $6.2 million and ceased receiving royalties from franchised stores in Australia and New Zealand.

•
On August 6, 2009, in connection with the TAFA license transaction, NexCen entered into an amendment of the BTMUCC Credit Facility whereby the Company used $5.0 million of the licensing proceeds to pay down a portion of the Class B Franchise Note and BTMUCC released its security interest in the intellectual property that is the subject of the license agreements. The balance of the Class B Franchise Note following the re-payment was approximately $36.4 million, and the Company’s repayment resulted in interest expense savings of $0.4 million on an annualized basis.

•
We acquired Great American Cookies on January 29, 2008. Thus, our financial results for the year ended December 31, 2009 reflect a full year of ownership of Great American Cookies, whereas our financial results for the year ended December 31, 2008 reflect approximately 11 months of ownership.

•
In 2008, we exited the licensing business for consumer branded products and ceased all activities of UCC Capital. We report the Bill Blass, Waverly and UCC Capital businesses as discontinued operations for all periods presented.

•
Starting in late May 2008, we began reducing non-essential corporate staff and incurred restructuring charges that continued through the remainder of 2008. Corporate selling, general and administrative expenses thus decreased starting in second quarter 2008, although these decreases were offset in the fourth quarter of 2008 by a stock compensation charge of $2.1 million associated with the voluntary cancellation of stock option grants.

•
Professional fees related to special investigations, corporate and franchising, increased throughout most of 2008, due to the increased legal costs and auditing costs associated with the events of May 2008, the growth of the Company and the integration of acquisitions.

•	As a result of the events of May 2008 and the general downturn of the economy, the Company recorded material impairments of its intangible assets in the second and third quarters of 2008.

In discussing our financial results for 2009 and 2008 below, we refer to certain adjusted results, which exclude certain material special charges and expenses that we incurred in relation to the events of 2008.  We believe the adjusted non-GAAP results provide more meaningful year-over-year comparisons.  See “Results of Continuing Operations for the Years Ended December 31, 2009 and 2008.”

DISCONTINUED OPERATIONS

In 2008, we narrowed our business model to focus only on our franchised brands. We sold the Waverly brand on October 3, 2008 and the Bill Blass brand on December 24, 2008. Accordingly, we have reflected the Waverly and Bill Blass brands (collectively “Consumer Branded Products”) as discontinued operations. Bill Blass Ltd, LLC also is reflected in discontinued operations. The loss from operations of the Waverly and Bill Blass brands is presented in the Consolidated Statements of Operations as a component of loss from discontinued operations.  The loss on the sale of the Waverly and Bill Blass brands is discussed in Note 15 – Discontinued Operations to our Consolidated Financial Statements. In 2008, we also discontinued all acquisition activities that we conducted through UCC Capital, which also earned loan servicing revenues.

LITIGATION SETTLEMENTS

In October 2009, we resolved a pending litigation for which we had reserved $0.5 million. We had been among the hundreds of defendants named in a series of class action lawsuits seeking damages due to alleged violations of securities law, which was consolidated and pending in the United States District Court for the Southern District of New York under the caption In Re Initial Public Offerings Litigation, Master File 21 MC 92 (SAS). In March 2009, the parties, including NexCen, reached a preliminary global settlement of all 309 coordinated class actions cases. Under the proposed terms of this global settlement, NexCen’s portion of the settlement amount would be paid by our insurance carrier. In October 2009, the district court issued a decision granting final approval of the settlement. Because NexCen has no out-of-pocket liability under the approved settlement, we reversed the reserve during 2009, and the reversal is reflected in income from discontinued operations in the Consolidated Statement of Operations. For additional details regarding this litigation, see Note 14(a) – Legal Proceedings to our Consolidated Financial Statements.

On December 28, 2009, we resolved a pending litigation with a former TAF franchisee whereby the former franchisee agreed to pay NexCen $0.3 million to settle past-due royalties and terminate all agreements between the parties. As a result of the settlement, we recorded $0.3 million as other income in 2009.

On March 4, 2010, we resolved pending litigation with the former owners of MaggieMoo’s. Pursuant to the terms of the acquisition, the former owners were to receive additional consideration of $0.8 million pursuant to an earn-out provision which was payable on March 31, 2008. NexCen had not paid the earn-out due to on-going disputes between the parties regarding certain indemnification claims with which NexCen sought to offset the earn-out. The parties reached a settlement whereby NexCen agreed to pay $0.4 million to the former owners of MaggieMoo’s with $0.2 million due on March 5, 2010 and $37,500 payable in five quarterly payments beginning on June 30, 2010 and ending on June 30, 2011. In the event we default on any of our payments, we will be obligated to pay a total amount of $0.5 million less any payments made under the terms of the settlement agreement. As a result of the settlement agreement, we recorded $0.2 million as other income in 2009 which represents the net difference between the settlement amount and the earn-out amount as offset by $0.2 million of indemnity claims.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies affect the amount of income and expense we record in each period, as well as the value of our assets and liabilities and our disclosures regarding contingent assets and liabilities. In applying these critical accounting policies, we must make estimates and assumptions to prepare our financial statements, which, if made differently, could have a positive or negative effect on our financial results. We believe that our estimates and assumptions are both reasonable and appropriate, and in accordance with United States generally accepted accounting principles (“GAAP”). However, estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could materially differ from estimates.

We believe that the following accounting policies represent “critical accounting policies,” which are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, or complex judgments, often because we must make estimates about uncertain and changing matters.

•
We recognize income taxes using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a tax rate change on deferred tax assets and liabilities as income in the period that includes the enactment date. In assessing the likelihood of realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which these temporary differences become deductible.

•
We classify intangible assets into three categories: (1) goodwill; (2) intangible assets with indefinite lives not subject to amortization; and (3) intangible assets with definite lives subject to amortization.  We do not amortize goodwill and indefinite-lived intangible assets. We evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its estimated remaining useful life. Amortizable intangible assets are amortized on a straight-line basis.

Goodwill was assigned to reporting units for purposes of impairment testing. Our reporting unit is our operating segment. We recorded impairment charges in 2008 that reduced the carrying value of our goodwill to $0, and we no longer have goodwill recorded in our financial statements.

Trademarks represent the value of expected future royalty income associated with the ownership of the Company’s brands, namely, the Great American Cookies, MaggieMoo’s, Marble Slab Creamery, Pretzelmaker and TAF trademarks. Other non-amortizable intangible assets consist primarily of the customer/supplier relationship with Great American Cookies franchisees. We do not amortize trademarks and the customer/supplier relationship acquired in a purchase business combination, which we determined to have an indefinite useful life, but instead test them for impairment at least annually unless it is subsequently determined that the intangible asset has a finite useful life. At each reporting period, we assess trademarks and other non-amortizable intangible assets to determine if any changes in facts or circumstances require a re-evaluation of the estimated value. We capitalize material costs associated with registering and maintaining trademarks.

We amortize intangible assets with estimable useful lives over their respective estimated useful lives to their estimated residual values, and review them for impairment. Amortizable intangible assets consist of franchise agreements and non-compete agreements of key executives and others, which we are amortizing on a straight-line basis over a period ranging from one to twenty years.

In 2009, we did not record any impairment charges with respect to our intangible assets. In 2008, we determined that goodwill, trademarks, and other non-amortizable intangible asset valuations associated with certain brands were impaired. As a result, we recognized impairment charges within the Consolidated Statement of Operations for the year ended December 31, 2008. See Note 6 - Goodwill, Trademarks and Other Intangible Assets.

•
We account for share-based payments, such as grants of stock options, restricted shares, warrants, and stock appreciation rights, at fair value as an expense in our financial statements over the requisite service period. We estimate forfeitures in calculating the fair value of each award. See Note 12 – Stock Based Compensation, for the assumptions used to calculate the stock compensation expense under the fair-value method discussed above. We use the Black-Scholes option pricing model to value the compensation expense associated with our stock option awards. In addition, we estimate forfeitures when recognizing compensation expense associated with our stock options, and adjust our estimate of forfeitures when we anticipate changes in the rate. Key input assumptions used to estimate the fair value of stock options included the market value of the underlying shares at the date of grant, the exercise price of the award, the expected option term, the expected volatility (based on historical volatility) of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield, if any.

•
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In evaluating the collectability of accounts receivable, we consider a number of factors, including the age of the accounts, changes in status of the customers’ financial condition and other relevant factors. We revise estimates of uncollectible amounts each period, and record changes in the period we become aware of them.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2009

On January 1, 2009, we adopted FASB ASC 825-10-65, “Financial Instruments,” which requires disclosures about the fair value of financial instruments for interim reporting periods in addition to the current requirement to make disclosures in annual financial statements. This guidance also requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments and description of changes in the methods and significant assumptions. The carrying amounts of cash, cash equivalents and restricted cash approximate their fair values (Level 1). The fair value of debt, as discussed in Note 9 – Debt, is based on the fair value of similar instruments as well as model-derived valuations whose inputs are not observable (Level 3).  The adoption of this standard did not have any effect on our results of operations or financial position.

On June 30, 2009, we adopted the revisions to U.S. GAAP included in Codification Topic 855, Subsequent Events, which provides guidance for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of these revisions did not have any effect on our results of operations or financial position.

On September 30, 2009, we adopted the FASB ASC. The ASC does not alter current GAAP, but rather integrates existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The adoption of the ASC did not have any effect on our results of operations or financial position. We have revised all prior references to GAAP to conform to the ASC. The FASB issues updates to the ASC in the form of Accounting Standards Updates (“ASU”).

Accounting Standards Not Yet Adopted

FASB ASC 810, “Consolidation Variable Interest Entities,” requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a variable interest entity, which most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, which could potentially be significant to the variable interest entity. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for the Company on January 1, 2010, and we do not expect it to have a material impact on our results of operations or financial position.

RESULTS OF CONTINUING OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

In discussing our financial results for 2009 and 2008, we refer to certain adjusted results, which exclude certain material special charges and expenses that we incurred in relation to the events of 2008.  We believe the adjusted non-GAAP results provide a more meaningful comparison. The following table represents our unaudited operating results on a non-GAAP adjusted basis (in thousands, except share data):

	Year Ended December 31,
	2009	2008

Total revenues	$45,119	$46,956
Total operating expenses	(38,913)	(194,173)
Adjustments for special charges:
Special investigations (1)	91	3,897
Impairment of intangible assets (2)	-	137,881
Restructuring charges (3)	527	1,096
Total operating expenses, as adjusted	(38,295)	(51,299)
Operating income (loss), as adjusted	6,824	(4,343)
Total non-operating expenses	(9,159)	(12,349)
Loss from continuing operations before income taxes, as adjusted	(2,335)	(16,692)
Income taxes	(395)	5,994
Deferred income tax adjustments (2)	-	(6,331)
Income taxes, as adjusted	(395)	(337)
Loss from continuing operations, as adjusted	$(2,730)	$(17,029)

(1)
The Company incurred outside legal fees related to special investigations, namely, investigations conducted at the direction of the Audit Committee of the Board of Directors, the Company and the SEC, respectively, regarding the Company's public disclosure on May 19, 2008 of previously undisclosed terms of a January 2008 amendment of the BTMUCC Credit Facility.

(2)
During 2008, the Company determined that it was necessary to evaluate goodwill and trademarks for impairment between annual tests due to, among other factors, a decline in the Company's stock price and deterioration of the economy. As a result, the Company recognized deferred tax benefits related to the reversal of deferred tax liabilities associated with the intangible assets.

(3)	Restructuring charges relate primarily to employee separation benefits in connection with staff reductions in the New York corporate office.

Royalty, Franchise Fee, Factory, and Licensing and Other Revenues

We recognized $45.1 million in revenues in 2009, a decrease of $1.8 million, or 4%, from $47.0 million in revenues in 2008. Of the $45.1 million in revenues recognized in 2009, $23.2 million related to royalties, a decrease of 6% from 2008; $17.4 million related to factory revenues, an increase of 1% from 2008; $3.5 million related to franchise fees, a decrease of 4% from 2008; and $1.1 million related to licensing and other revenues, a decrease of 15% from 2008. Other revenues consist primarily of management fees paid to us from the Shoebox New York joint venture and rebates earned from vendors with which we conduct business.

On a pro forma basis, assuming that we had acquired Great American Cookies on January 1, 2008 instead of January 29, 2008 and we had entered into the TAFA license agreements on January 1, 2008 instead of August 6, 2009, our revenues for 2009 declined approximately 7% from 2008.

Our royalty revenues have declined as a result of the year-over-year lower store count, reduced consumer spending which has affected all of our brands, as well as a decline in TAF revenue as a result of the TAFA license agreements. We anticipate that the TAFA license agreements will result in a decline in our future royalties of approximately $0.8 million per year. Because of the economic factors that have negatively affected our revenues during 2009, we currently are unable to determine whether our revenues will stabilize or will continue to decline in 2010.

We generally record franchise fee revenues upon the opening of the franchisee’s store, which is dependent on, among other factors, real estate availability, construction build-out, and financing. Thus, we experience variability in our initial franchise fee revenue from both our sales of new franchises and in the timing of the opening of the franchisee’s store. The year-over-year decrease in initial franchise fees reflects the difficulties we have experienced in selling new franchises in light of the challenged economic environment and the lack of ready credit to current and prospective franchisees who generally depend upon financing from banks or other financial institutions in order to construct and open new units.

Cost of Sales

During 2009, we incurred $10.9 million in cost of sales, a decrease of 5% from 2008. Cost of sales is comprised of raw ingredients, labor and other direct manufacturing costs associated with our manufacturing facility. The gross profit margin on the manufacture and supply of cookie dough and the supply of ancillary products sold through our Great American Cookies franchised stores increased to 37% in 2009 from 34% in 2008.  During 2009 and 2008, we instituted price increases on our cookie dough to adjust for certain increases to our raw materials costs and we instituted certain expense reductions. In addition, we recorded cost of sales of $0.2 million in the first quarter of 2008 resulting from purchase accounting adjustments related to inventory acquired. Together, these factors resulted in year-over-year increase in the gross profit margin.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses consist primarily of compensation, stock compensation expense and personnel related costs, rent, facility related support costs, travel, advertising and bad debt expense.

In 2009, we recorded Corporate SG&A expenses of $7.4 million, a decrease of 52% from 2008.  This year-over-year decrease is the result of a reduction in stock compensation expense of $4.9 million, along with reductions in compensation expense as a result of our corporate restructurings in 2009 and 2008 and other cost reduction efforts. We recorded Franchising SG&A of $13.0 million in 2009, a decrease of 24% from 2008. The year-over-year decrease reflects reductions in travel, entertainment, and general office expenses as well as  lower bad debt expense due to improved collections and fewer past due balances, partially offset by increased compensation expense.

Professional Fees

We incurred corporate professional fees of $2.1 million in 2009, a decrease of 20% from 2008. Corporate professional fees primarily consist of legal fees associated with public reporting, compliance and litigation, and accounting fees related to auditing and tax services.  The year-over-year decrease reflects a more normalized need for legal professionals subsequent to the events of 2008 and negotiated reductions in legal fees but nonetheless reflects the additional accounting fees incurred in the completion of delinquent SEC filings.

We incurred professional fees related to franchising of $2.1 million in 2009, an increase of 25% from 2008. Franchising professional fees primarily consist of legal and accounting fees associated with franchising activities and trademark maintenance. The year-over-year increase reflects the legal costs associated with the Company’s increased enforcement efforts against non-compliant franchisees.

In 2009, we incurred $0.1 million in professional fees related to special investigations conducted at the direction of the Audit Committee of the Board of Directors, the Company and in response to information requested by the SEC, respectively, regarding the Company’s public disclosures of previously undisclosed terms of a January 2008 amendment to the BTMUCC Credit Facility. The professional fees related to special investigations represent the cost of outside attorneys in either conducting the investigations or responding to the investigations, as well as the cost of outside consultants that we engaged to assist the Company and the Board of Directors to investigate and address the Company’s financial condition resulting from the January 2008 amendment to the BTMUCC Credit Facility.  In 2008, we incurred $3.9 million in professional fees related to special investigations.

Impairment of Intangible Assets

As a result of our previous acquisition strategy, we recorded a material amount of trademarks, goodwill and other intangible assets with indefinite or long lives. We test trademarks and other intangible assets for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible assets of a reporting unit below their respective carrying amounts.

We did not record any impairment charges in 2009. In 2008, as a result of the deterioration of market and economic conditions, we recorded impairment charges and reduced the book value of such assets relating to continuing operations by a total of $137.9 million. See Note 6 – Goodwill, Trademarks and Other Intangible Assets for additional details regarding the impairment charges.

Depreciation and Amortization

Depreciation expenses arise from property and equipment purchased for use in our operations, including our factory. Amortization costs arise from amortizable intangible assets acquired in acquisitions.

We recorded depreciation and amortization expenses of $2.7 million in 2009 compared to $2.9 million in 2008. The decrease is primarily attributable to accelerated depreciation of corporate assets following the Company’s May 2008 corporate restructuring that affected both years, but had a greater impact in 2008.

Restructuring Charges

We reduced the staff in our New York corporate office in connection with our sales of the Waverly and Bill Blass brands and our cost reduction efforts, including the transition of certain corporate functions to our Norcross, Georgia offices. Accordingly, we recorded $0.5 million in restructuring charges in 2009 and $1.1 million in restructuring charges in 2008.  Restructuring charges relate primarily to employee separation benefits.

Total Operating Expenses

Total operating expenses in 2009 were $38.9 million, a decrease of 80% from 2008. The 2008 results included impairment charges related to intangible assets of $137.9 million, $3.9 million in professional fees related to special investigations, and $1.1 million in restructuring costs. The results for 2009 included $0.1 million in professional fees related to special investigations and restructuring costs of $0.5 million. Excluding these special items, we incurred operating expenses, as adjusted, of $38.3 million in 2009, a decrease of 25% from 2008. This decrease reflects the Company’s ongoing cost reduction measures that began in May 2008 which have generated savings in SG&A and other expenses, as well as the higher stock compensation costs in 2008 due to the voluntary cancellation of options granted to certain executives and directors.

Operating Income (Loss)

Excluding the aforementioned special items, we generated operating income, as adjusted, of $6.8 million in 2009 compared to an operating loss of $4.3 million in 2008. The $11.1 million improvement was primarily the result of the reduction in operating expenses resulting from the cost reduction measures we implemented in 2008 and improved factory gross margins, partially offset by lower revenues.

Interest Income

We recognized interest income of $0.2 million in 2009, a decrease of 54% from 2008. Interest income primarily reflects the interest earned on our average cash balances, which have declined year-over-year, along with interest rates. Interest income also includes interest earned on the loan agreement with the Athletes Foot Marketing Support Fund, LLC (the “TAF MSF”), a marketing fund for the TAF brand, as described below under Off-Balance Sheet Arrangements.

Interest Expense

We recorded interest expense of $10.9 million in 2009, an increase of 2% from 2008. Interest expense consists primarily of interest incurred in connection with our borrowings related to our continuing operations under the BTMUCC Credit Facility. Interest expense also includes amortization of deferred loan costs and debt discount of $1.5 million in 2009 and $2.6 million in 2008, and imputed interest of $0.2 million in 2009 and 2008 related to a long-term consulting agreement liability assumed in the TAF acquisition (which expires in 2028). The year-over-year increase in interest expense is primarily due to increased borrowings related to our continuing operations after the acquisition of Great American Cookies in January 2008, as well as interest accrued on the Deficiency Note, partially offset by lower interest rates on the variable rate debt and on the Class B Franchise Note. For additional details regarding the BTMUCC Credit Facility, see Note 9 – Debt to our Consolidated Financial Statements.

Financing Charges

We incurred $0.1 million in net financing charges during 2009 as compared to $1.8 million during 2008. Financing charges consist primarily of legal fees related to the amendments to the BTMUCC Credit Facility. In the second and third quarters of 2008, we incurred significant legal fees related to the restructuring of the BTMUCC Credit Facility, which was finalized in August 2008.

Other Income (Expense)

We recorded other income of $1.7 million in 2009, which included $0.5 million related to litigation settlements (including for past due prior period TAF royalties), $0.5 million in settlements of lease obligations relating to MaggieMoo’s franchisees and $0.3 million of income from the Company’s equity investment in Shoebox New York and $0.4 million relating to other matters. We recorded other expense of $0.3 million in 2008, related to our share of losses from our equity investment in Shoebox New York.

Loss from Continuing Operations before Income Taxes

Excluding the aforementioned special items, loss from continuing operations before income taxes, as adjusted, of $2.3 million in 2009 improved from a loss from continuing operations before income taxes, as adjusted, of $16.7 million in 2008. The $14.4 million improvement was primarily the result of the reduction in operating expenses resulting from the cost reduction measures we implemented in 2008, improved factory gross margins and increased other income, partially offset by lower revenues.

Income Taxes – Continuing Operations

In 2009, we recorded a current provision for income taxes of $0.4 million, consisting primarily of $0.1 million in state income taxes and $0.3 million in foreign taxes withheld on franchise royalties received from foreign based franchisees in accordance with applicable tax treaties. In 2008, we recorded current income tax expense of $0.3 million. This reflects $0.1 million of state income tax expense and $0.2 million of foreign taxes withheld on franchise royalties received from franchisees located outside of the United States in accordance with applicable tax treaties.

We recorded no deferred tax benefit or expense in 2009. In 2008, we recorded combined federal and state deferred tax benefit of $6.3 million. The 2008 deferred tax benefit resulted from the timing differences between the amortization of trademarks and other intangible assets for tax purposes and impairment charges recorded for book purposes. For more information about our deferred tax expense and benefit, see Note 10 – Income Taxes to our Consolidated Financial Statements.

As discussed in Item 1 – Business under the caption “Tax Loss Carry-Forwards and Limits on Ownership of Our Common Stock,” we have accumulated significant deferred tax assets related to tax loss carry-forwards. However, under GAAP, we are not able to recognize the value of our deferred tax assets attributable to our tax loss carry-forwards until such time as we have satisfied GAAP requirements that there exists objective evidence of our ability to generate sustainable taxable income from our operations. Because we have a history of losses, we have not satisfied this requirement as of December 31, 2009. Even if we are able to report net income in 2010 and beyond, we may not satisfy this accounting requirement over the next several quarters (and perhaps longer) because continued amortization of trademarks in future periods may generate additional tax losses. In addition, our net tax loss carry-forwards will not offset all state, local and foreign tax liabilities, and we will remain subject to alternative minimum taxes.

Discontinued Operations

In 2009, we recorded net income from discontinued operations of $0.5 million or $0.01 per share resulting primarily from the reversal of a reserve for litigation of $0.5 million; see Note 14(a) – Legal Proceedings to our Consolidated Financial Statements for further information. The impact of income taxes on our results from discontinued operations was $0.2 million in 2009.  For a detailed Statement of Operations from the Company’s discontinued operations, see Note 15 – Discontinued Operations to our Consolidated Financial Statements.

In 2008, we recorded net losses from discontinued operations of $102.2 million or ($1.81) per share. This amount includes $53.8 million of operating loss (including impairment charges of $66.9 million) from Bill Blass and Waverly which comprised our Consumer Branded Products business, a net loss of approximately $10.6 million on the sale of those businesses, an impairment of UCC Capital goodwill of $37.5 million, and $0.8 million in net loss from the Company’s discontinued UCC Capital loan servicing business. For a detailed Statement of Operations from the Company’s discontinued operations, see Note 15 – Discontinued Operations to our Consolidated Financial Statements. Our net income tax benefit from discontinued operations in 2008 was $19.9 million. The 2008 deferred tax benefit resulted from the timing differences relating to the amortization of trademarks for book versus tax purposes.  See Note 10 – Income Taxes to our Consolidated Financial Statements.

FINANCIAL CONDITION

As a result of the August 15, 2008 comprehensive restructuring of the original BTMUCC Credit Facility and subsequent amendments in 2008 and 2009, as well as actions taken to restructure the Company, pay down debt and reduce our recurring operating expenses, we improved our cash flow, generated operating income instead of operating loss and reduced the Company’s debt as compared to 2008. Nonetheless, our financial condition and liquidity as of December 31, 2009 raise substantial doubt about our ability to continue as a going concern.

We remain highly leveraged; we have no additional borrowing capacity under the BTMUCC Credit Facility; and the BTMUCC Credit Facility imposes restrictions on our ability to freely access the capital markets. The BTMUCC Credit Facility also imposes various restrictions on our use of cash generated from operations. See Note 1(c) – Liquidity and Going Concern. Based on our current projections, we anticipate that cash generated from operations will provide us with sufficient liquidity to meet our scheduled debt service obligations for at least the next twelve months. However, we are subject to numerous prevailing economic conditions and to financial, business, and other factors beyond our control. In addition, the BTMUCC Credit Facility obligates us to make a scheduled principal payment of $34.5 million on our Class B Franchise Note in July 2011. We currently do not expect that we will be able to meet this obligation.

If we fail to meet debt service obligations or otherwise fail to comply with the financial and other restrictive covenants, we would default under our BTMUCC Credit Facility, which could then trigger, among other things, BTMUCC’s right to accelerate all payment obligations, foreclose on virtually all of the assets of the Company and take control of all of the Company’s cash flow from operations. (See Note 9 –Debt to the Consolidated Financial Statements for details regarding the security structure of the debt.)

Our BTMUCC Credit Facility contains numerous affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, fundamental changes, asset sales, acquisitions, capital and other expenditures, dividends and other payments affecting subsidiaries. The BTMUCC Credit Facility also contains a subjective acceleration clause whereby our lender has the right to accelerate all principal payment obligations upon a “material adverse change,” which is broadly defined as the occurrence of any event or condition that, individually or in the aggregate, has had, is having or could reasonably be expected to have a material adverse effect on (i) the collectability of interest and principal on the debt, (ii) the value or collectability of the assets securing the debt, (iii) the business, financial condition, or operations of the Company or our subsidiaries, individually or taken as a whole, (iv) the ability of the Company or our subsidiaries to perform its respective obligations under the loan agreements, (v) the validity or enforceability of any of the loan documents, and (vi) the lender’s ability to foreclose or otherwise enforce its interest in any of the assets securitizing the debt. To date, BTMUCC has not invoked the “material adverse change” provision or otherwise sought acceleration of our principal payment obligations.

We have received waivers or amendments from BTMUCC, including reduction of interest rates, deferral of scheduled principal payment obligations and certain interest payments, waiver and extension of time related to the obligations to issue dilutive warrants, allowance of certain payments to be excluded from debt service obligations, as well as relief from debt service coverage ratio requirements, certain capital and operating expenditure limits, certain loan-to-value ratio requirements, certain free cash flow margin requirements and the requirement to provide financial statements by certain deadlines. We anticipate that we will breach certain covenants under the BTMUCC Credit Facility in 2010 and will fail to make a required principal payment of $34.5 million in July 2011 unless we are able to obtain waivers or amendments from our lender. There can be no assurance that we will be able to obtain waivers or amendments, and our lender may default the Company and seek to accelerate our principal payment obligations pursuant to any of the covenants or the subjective acceleration clause of the BTMUCC Credit Facility. Accordingly, we have classified all of the debt outstanding under the BTMUCC Credit Facility as a current liability as of December 31, 2009.

In the wake of our efforts to stabilize the Company in 2008 and 2009, we have evaluated our business and concluded that for long-term growth and viability of our business, we must address the Company’s debt and capital structure. We, therefore, retained an investment bank to assist us with identifying and evaluating alternatives to the Company’s current debt and capital structure, including recapitalization of the Company, restructuring of our debt and/or sale of some or substantially all of our assets.We are in discussions with BTMUCC regarding potential alternatives. There can be no guarantee that BTMUCC will agree to any strategic transaction or restructuring of debt, and certain transactions, including recapitalization or debt restructuring, may significantly dilute existing shareholders and trigger an ownership change that would limit our ability to utilize our tax loss carry-forwards assuming we have taxable income.

During 2009, our total assets decreased by approximately $11.3 million, while our total liabilities decreased by approximately $11.8 million. These changes primarily reflect the $6.2 million TAFA licensing transaction and $5.0 million reduction of Class B Franchise Note and other principal repayments of $1.4 million.

As of December 31, 2009, we had a total of $7.8 million of cash on hand representing $3.8 million of cash received from franchisees and licensees that is being held in lockbox accounts established with our commercial bank in connection with the BTMUCC Credit Facility to perfect the lender’s security interest in such cash receipts. Cash on hand also includes $0.6 million of cash previously restricted to secure a letter of credit for our New York office lease. We are in the process of negotiating new lease terms and expect to replace the letter of credit in 2010 upon the execution of a new lease agreement.

As of December 31, 2009, we had short-term restricted cash of $1.4 million representing the cash held in lockbox accounts that we expected would not be released to the Company but instead would be applied to pay down principal of our debt. In December 2009, we exceeded the total annual expense limit for 2009 established by the BTMUCC Credit Facility (which limit does not apply to cost of goods for our manufacturing facility). Under the BTMUCC Credit Facility, we are not reimbursed out of the cash in the lockbox accounts for any expenses paid in excess of our annual expense limit. Instead those amounts are released to BTMUCC to pay down principal in excess of scheduled principal payments. In order to manage our cash balance, we deferred payment of expenses incurred in excess of our 2009 expense limit until the expense limit reset for 2010. On January 14, 2010, we entered into an amendment of the BTMUCC Credit Facility that, among other things, essentially allowed the Company to retroactively increase its expense limit for 2009 by $0.5 million by decreasing its expense limit for 2010 by the same amount. (See Note 9 – Debt.)  In February 2010, the $1.4 million of short-term restricted cash was applied as additional principal payments on our debt. For a discussion on the risks associated with the impact of the BTMUCC Credit Facility on our cash flow and our working capital, please see Item 1A – Risk Factors, under the caption “Risks of Our Business.”

As of December 31, 2009, we also had long-term restricted cash of $1.0 million, which consists of security deposits on leases and a portion of the one-time, non-refundable licensing fees that we received from the TAFA licensing transaction. (See Note 6 – Goodwill, Trademarks and Other Intangible Assets.) We plan to use approximately $0.7 million of this restricted cash in 2010 to fund the balance of the capital improvements to expand production capabilities of our manufacturing facility to enable us to produce and sell pretzel mix to our pretzel franchisees as permitted under the BTMUCC Credit Facility.

The following table reflects use of net cash for operations, investing, and financing activities (in thousands):

	Year Ended December 31,
	2009	2008
Net income (loss) adjusted for non-cash activities	$4,059	$(8,578)
Working capital changes	(2,453)	693
Discontinued operations	511	(2,524)
Net cash provided by (used in) operating activities	2,117	(10,409)
Net cash provided by (used in) investing activities	3,806	(56,601)
Net cash (used in) provided by financing activities	(6,406)	28,734
Net decrease in cash and cash equivalents	$(483)	$(38,276)

Cash flow from operating activities consists of (i) net income adjusted for depreciation, amortization, impairment charges and certain other non-cash items; (ii) changes in working capital; and (iii) cash flows from discontinued operations. We generated $4.1 million in net income adjusted for non-cash items in 2009, an increase of $12.7 million from the $8.6 million net loss adjusted for non-cash items in 2008. The year-over-year improvement is a result of the Company’s successful efforts to reduce costs and manage expenses. Partially offsetting this improvement was a use of cash of $2.5 million for working capital purposes in 2009 compared to a source of cash of $0.7 million in 2008. This change primarily reflects our efforts to reduce our accounts payable and accrued expenses in 2009, partially offset by improved collections on accounts receivable.  The cash used in operating activities in 2008 reflects cash generated from operations offset by an increase to working capital. Net cash used in operating activities in 2008 includes higher expenditures for special investigations,  restructuring costs and increased professional fees as discussed above, and does not reflect the full year effects of cost reduction efforts that were implemented starting in May 2008.

Net cash provided by investing activities in 2009 was $3.8 million. On August 6, 2009, we entered into long-term license agreements with RCG Corporation Ltd. and The Athlete’s Foot Australia Pty Ltd. through our wholly owned subsidiary TAFA. In consideration for these license agreements, The Athlete’s Foot Australia Pty Ltd. paid one-time, non-refundable licensing fees of $6.2 million. We used $5.0 million of the licensing proceeds to pay down a portion of the Class B Franchise Note. We retained the remaining $1.2 million of net proceeds as long-term restricted cash. As of December 31, 2009, we have used $0.5 million of this restricted cash to expand production capabilities of our manufacturing facility to enable us to produce and sell pretzel mix to our pretzel franchisees and expect to use the remaining $0.7 million in 2010 to complete the project.

Net cash used in investing activities in 2008 was $56.6 million, primarily for the acquisition of Great American Cookies, offset by proceeds of $35.4 million from the sale of our Consumer Branded Products business. See Note 17 – Acquisition of Great American Cookies to our Consolidated Financial Statements for details regarding the acquisition and Note 15 – Discontinued Operations for details regarding the sale of our Consumer Branded Products business. The Company also used $0.7 million for the acquisition of an equity interest in Shoe Box Holdings, LLC and $1.3 million for the purchase of one half of the minority interest of Designer Equity Holding Company LLC (“DEHC”), equaling 5% percent, in BB Jeans, LLC, formerly known as Bill Blass Jeans, LLC, a now inactive subsidiary of the Company.

Net cash used in financing activities in 2009 was $6.4 million consisting of principal payments of debt.  Net cash provided by financing activities in 2008 was $28.7 million, which primarily reflects the borrowing of $70.0 million under a January 2008 amendment to the Original BTMUCC Credit Facility, which is discussed in Note 9 – Debt to our Consolidated Financial Statements, offset by principal repayments in 2008 of approximately $37.9 million.

 Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Off Balance Sheet Arrangements

We maintain advertising funds in connection with our franchised brands (“Marketing Funds”). The Marketing Funds are funded by franchisees pursuant to franchise agreements. We consider these Marketing Funds to be separate legal entities from the Company and use them exclusively for marketing of the respective franchised brands. The TAF MSF is a Marketing Fund for the TAF brand. Historically, on an as needed basis, the Company advanced funds to the TAF MSF under a loan agreement. The terms of the loan agreement include a borrowing rate of prime plus 2%, and repayment by the TAF MSF with no penalty at any time. We do not consolidate this or other Marketing Funds.   For further discussion of Marketing Funds, see Note 2(q) – Advertising to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks, which exist as part of our ongoing business operations. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in these forward-looking statements.

Interest Rate Risk

Our primary exposure to market risk is to changes in interest rates on our debt. As of December 31, 2009, the Company had outstanding borrowings of $138.2 million under the BTMUCC Credit Facility in three separate tranches: (1) approximately $85.4 million of Class A Franchise Notes, (2) approximately $36.2 of Class B Franchise Note and (3) $16.6 million of a Deficiency Note. The Class B Franchise Note bears a fixed interest rate of 8% per year and the Deficiency Note bears a fixed interest rate of 15% per year. However, the Class A Franchise Notes, representing approximately 62% of the outstanding debt, bear interest at 30-day LIBOR plus 3.75% per year through July 31, 2011 and then LIBOR plus 5% per year thereafter until maturity on July 31, 2013.  Although LIBOR rates fluctuate on a daily basis, our LIBOR rate resets monthly on the 15th day of each month.

We are subject to interest rate risk on our rate-sensitive financing to the extent interest rates change. Our fixed and variable rate debt as of December 31, 2009 is shown in the following table (in millions).

	Balance	% of Total
Fixed Rate Debt	$52.8	38%
Variable Rate Debt	85.4	62%
Total debt	$138.2	100%

The estimated fair value of our debt as of December 31, 2009 was approximately $92.7 million.

A change in LIBOR can have a material impact on our interest expense and cash flows. Under the BTMUCC Credit Facility and based upon the principal balance as of December 31, 2009, a 1% increase in 30-day LIBOR would have resulted in additional $0.9 million in interest expense per year, while a 1% decrease in LIBOR would have reduced interest expense by $0.9 million per year. We did not in 2009, and do not currently, utilize any type of derivative instruments to manage interest rate risk. If our lender requests it, however, we will be obligated to hedge the interest rate exposure on our outstanding debt if 30-day LIBOR exceeds 3.5%.

Foreign Exchange Rate Risk

The Company is exposed to fluctuations in foreign currency on a limited basis due to our international franchisees that transact business in currencies other than the U.S. dollar. However, the overall exposure to foreign exchange gains and losses is not expected to have a material impact on the consolidated results of operations. Because international development fees and store opening fees are paid in U.S. dollars, our primary foreign currency exchange exposure involves continuing royalty revenue from our international franchisees, which for the year ended December 31, 2009 was approximately $3.2 million or 7.1% of our total revenues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NexCen Brands, Inc.:

We have audited the accompanying consolidated balance sheets of NexCen Brands, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NexCen Brands, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company faces certain liquidity uncertainties that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

New York, New York
March 26, 2010

NEXCEN BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$7,810	$8,293
Short-term restricted cash	1,436	—
Trade receivables, net of allowances of $1,472 and $1,367, respectively	4,061	5,617
Other receivables	946	834
Inventory	1,123	1,232
Prepaid expenses and other current assets	1,379	2,439
Total current assets	16,755	18,415

Property and equipment, net	3,262	4,395
Investment in joint venture	335	87
Trademarks and other non-amortizable intangible assets	72,522	78,422
Other amortizable intangible assets, net of amortization	5,020	6,158
Deferred financing costs and other assets	3,770	5,486
Long-term restricted cash	980	940
Total assets	$102,644	$113,903

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$6,596	$9,220
Restructuring accruals	312	153
Deferred revenue	3,151	4,044
Current portion of debt, net of debt discount of $853 and $541, respectively	137,330	611
Acquisition related liabilities	820	4,689
Total current liabilities	148,209	18,717

Long-term debt, net of debt discount of $0 and $852, respectively	—	140,262
Acquisition related liabilities	196	480
Other long-term liabilities	3,231	3,937
Total liabilities	151,636	163,396

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2009 and 2008, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 57,146,302 shares issued and 56,951,730 outstanding at December 31, 2009; and 56,865,215 shares issued and 56,670,643 outstanding as of December 31, 2008	571	569
Additional paid-in capital	2,684,936	2,681,600
Treasury stock, at cost; 194,572 shares at December 31, 2009 and 2008	(1,757)	(1,757)
Accumulated deficit	(2,732,742)	(2,729,905)
Total stockholders’ deficit	(48,992)	(49,493)
Total liabilities and stockholders’ deficit	$102,644	$113,903

See accompanying notes to consolidated financial statements.

NEXCEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2009	2008
Revenues:
Royalty revenues	$23,158	$24,735
Factory revenues	17,369	17,310
Franchise fee revenues	3,490	3,616
Licensing and other revenues	1,102	1,295
Total revenues	45,119	46,956

Operating expenses:
Cost of sales	(10,921)	(11,484)
Selling, general and administrative expenses:
Franchising	(13,025)	(17,078)
Corporate	(7,412)	(15,460)
Professional fees:
Franchising	(2,114)	(1,685)
Corporate	(2,146)	(2,696)
Special Investigations	(91)	(3,897)
Impairment of intangible assets	—	(137,881)
Depreciation and amortization	(2,677)	(2,896)
Restructuring charges	(527)	(1,096)
Total operating expenses	(38,913)	(194,173)

Operating income (loss)	6,206	(147,217)

Non-operating income (expense):
Interest income	202	439
Interest expense	(10,905)	(10,690)
Financing charges	(146)	(1,814)
Other income (expense), net	1,690	(284)
Total non-operating expense	(9,159)	(12,349)

Loss from continuing operations before income taxes	(2,953)	(159,566)
Income taxes:
Current	(395)	(337)
Deferred	—	6,331

Loss from continuing operations	(3,348)	(153,572)

Income (loss) from discontinued operations, net of tax benefits of $233 and $19,923	511	(102,207)

Net loss	$(2,837)	$(255,779)

Loss per share (basic and diluted) from continuing operations	$(0.06)	$(2.71)
Income (loss) per share (basic and diluted) from discontinued operations	0.01	(1.81)
Net loss per share – basic and diluted	$(0.05)	$(4.52)

Weighted average shares outstanding - basic and diluted	56,882	56,550

See accompanying notes to consolidated financial statements.

NEXCEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS)

			ADDITIONAL
	PREFERRED	COMMON	PAID-IN	TREASURY	ACCUMULATED
	STOCK	STOCK	CAPITAL	STOCK	DEFICIT	TOTAL
Balance as of December 31, 2007	$-	$557	$2,668,289	$(1,757)	$(2,474,126)	$192,963
Net loss	-	-	-	-	(255,779)	(255,779)
Total comprehensive loss						(255,779)
Exercise of options and warrants	-	1	4	-	-	5
Stock-based compensation	-	-	8,657	-	-	8,657
Common stock issued	-	11	4,650	-	-	4,661
Balance as of December 31, 2008	-	569	2,681,600	(1,757)	(2,729,905)	(49,493)
Net loss	-	-		-	(2,837)	(2,837)
Total comprehensive loss						(2,837)
Stock-based compensation	-	-	384	-	-	384
Common stock issued	-	2	2,952	-	-	2,954
Balance as of December 31, 2009	$-	$571	$2,684,936	$(1,757)	$(2,732,742)	$(48,992)

See accompanying notes to consolidated financial statements.

NEXCEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,837)	$(255,779)
Add: Net (income) loss from discontinued operations	(511)	102,207
Net loss from continuing operations	(3,348)	(153,572)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	698	1,816
Impairment of intangible assets	—	137,881
Restructuring charges	—	443
Depreciation and amortization	2,814	3,016
Stock based compensation	384	5,291
Deferred income taxes	—	(6,331)
Unrealized (gain) loss on investment in joint venture	(307)	266
Realized gain on sale of licensing agreement	(41)	—
Amortization of debt discount	540	507
Amortization of deferred financing costs	952	2,064
Accrued interest on Deficiency Note	2,323	41
Loss on disposal of property and equipment	44	—
Changes in assets and liabilities, net of acquired assets and liabilities:
Decrease (increase) in trade receivables	858	(2,723)
(Increase) decrease in other receivables	(112)	3,378
Decrease in inventory	109	427
Decrease (increase) in prepaid expenses and other assets	1,824	(1,530)
(Decrease) increase in accounts payable and accrued expenses	(4,399)	1,401
Increase in restructuring accruals	159	140
Decrease in deferred revenue	(892)	(400)
Net cash provided by (used in) operating activities from continuing operations	1,606	(7,885)
Net cash provided by (used in) operating activities from discontinued operations	511	(2,524)
Net cash provided by (used in) operating activities	2,117	(10,409)
Cash flows from investing activities:
(Increase) decrease in restricted cash	(1,476)	5,890
Purchases of property and equipment	(846)	(676)
Investment in joint venture	—	(725)
Proceeds from sale of licensing agreements	6,200	—
Purchase of trademarks, including registration costs	—	(46)
Distributions from joint venture	59	371
Acquisitions, net of cash acquired	(131)	(95,000)
Cash provided by discontinued operations for investing activities	—	33,585
Net cash provided by (used in) investing activities	3,806	(56,601)
Cash flows from financing activities:
Proceeds from debt borrowings	—	70,000
Financing costs	—	(2,549)
Principal payments on debt	(6,406)	(37,353)
Proceeds from the exercise of options and warrants	—	5
Cash used in discontinued operations for financing activities	—	(1,369)
Net cash (used in) provided by financing activities	(6,406)	28,734
Net decrease in cash and cash equivalents	(483)	(38,276)
Cash and cash equivalents, at beginning of year	8,293	46,569
Cash and cash equivalents, at end of year	$7,810	$8,293

See accompanying notes to consolidated financial statements.

NEXCEN BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	BUSINESS AND BASIS OF PRESENTATION

(a) BUSINESS

NexCen Brands, Inc. (“NexCen,” “we,” “us,” “our” or the “Company”) is a strategic brand management company that owns and manages a portfolio of seven franchised brands, operating in a single business segment: Franchising. Five of our brands (Great American Cookies, Marble Slab Creamery, MaggieMoo’s, Pretzel Time and Pretzelmaker) are in the Quick Service Restaurant (“QSR”) industry. The other two brands (The Athlete’s Foot and Shoebox New York) are in the retail footwear and accessories industry. NexCen Franchise Management, Inc. (“NFM”), a wholly owned subsidiary of NexCen Brands, manages all seven franchised brands. Our franchise network, across all of our brands, consists of approximately 1,700 retail stores in 38 countries.

We earn revenues primarily from the franchising, royalty, licensing and other contractual fees that third parties pay us for the right to use the intellectual property associated with our brands and from the sale of cookie dough and other ancillary products to our Great American Cookies franchisees. We are expanding production capabilities of our manufacturing facility in 2010 to enable us to produce and sell pretzel mix to our pretzel franchisees.

In 2008, we narrowed our business model to focus only on our franchised brands. Previously, we owned and licensed two consumer products brands in the apparel and home goods industries: Bill Blass and Waverly. We sold the Waverly brand on October 3, 2008 and the Bill Blass brand on December 24, 2008. We present the following footnotes based upon our sole operating segment: Franchising.

(b) BASIS OF PRESENTATION

We have prepared our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270 for financial information and with the instructions to Rule 8.02 of Regulation S-X. In the opinion of management, we have made all adjustments, including normal recurring adjustments, necessary to fairly present the Consolidated Financial Statements.

(c) LIQUIDITY AND GOING CONCERN

As of December 31, 2009, we had $7.8 million of cash on hand, which included approximately $3.8 million of cash payments from franchisees and licensees that were held in special accounts (the “lockbox accounts”) controlled by our lender, BTMU Capital Corporation (“BTMUCC”), in accordance with the terms of our credit facility (the “BTMUCC Credit Facility”). BTMUCC subsequently applied a portion of these funds to the principal and interest due on the debt associated with the BTMUCC Credit Facility, and then released the remainder of the funds to the Company for corporate purposes. See Note 2 – Accounting Policies and Pronouncements - Cash and Cash Equivalents and Note 9 – Debt for additional information about the BTMUCC Credit Facility.

As of December 31, 2009, we had short-term restricted cash of $1.4 million representing the cash held in lockbox accounts that we expected would not be released to the Company but instead would be applied to pay down principal of our debt. In December 2009, we exceeded the total annual expense limit for 2009 established by the BTMUCC Credit Facility (which limit does not apply to cost of goods for our manufacturing facility). See Note 2(e) – Short-term Restricted Cash for additional information. Under the BTMUCC Credit Facility, we are not reimbursed out of the cash in the lockbox accounts for any expenses paid in excess of our annual expense limit. Instead those amounts are released to BTMUCC to pay down principal in excess of scheduled principal payments. In order to manage our cash balance, we deferred payment of expenses incurred in excess of our 2009 expense limit until the expense limit reset for 2010. On January 14, 2010, we entered into an amendment of the BTMUCC Credit Facility that, among other things, essentially allowed the Company to retroactively increase its expense limit for 2009 by $0.5 million by decreasing its expense limit for 2010 by the same amount. (See Note 9 – Debt.) In February 2010, the $1.4 million of short-term restricted cash was applied as additional principal payments on our debt.

As of December 31, 2009, we also had long-term restricted cash of $1.0 million that consists of security deposits on leases and a portion of the one-time, non-refundable licensing fees that we received from the licenses of The Athlete’s Foot trademarks and trade dress for the territories of Australia and New Zealand (See Note 6 – Goodwill, Trademarks and Other Intangible Assets). We plan to utilize approximately $0.7 million of this restricted cash in 2010 to fund the balance of the capital improvements to expand the production capabilities of our manufacturing facility to enable us to produce and sell pretzel mix to our pretzel franchisees as permitted under the BTMUCC Credit Facility.

As of December 31, 2009, our total debt outstanding under the BTMUCC Credit Facility before debt discount was $138.2 million. Scheduled principal payments in 2010 are $3.4 million, excluding the additional principal payments associated with our exceeding the annual expenditure limit noted above.

Our financial condition and liquidity as of December 31, 2009 raise substantial doubt about our ability to continue as a going concern. We remain highly leveraged; we have no additional borrowing capacity under the BTMUCC Credit Facility; and the BTMUCC Credit Facility also imposes restrictions on our ability to freely access the capital markets. The BTMUCC Credit Facility imposes various restrictions on the cash we generate from operations. Based on our current projections, we anticipate that cash generated from operations will provide us with sufficient liquidity to meet our scheduled debt service obligations for at least the next twelve months. However, we are subject to numerous prevailing economic conditions and to financial, business, and other factors beyond our control. In addition, our scheduled principal payments under the BTMUCC Credit Facility include a final principal payment on our Class B Franchise Note of $34.5 million in July 2011. We do not expect that we will be able to meet this obligation.

If we fail to meet debt service obligations or otherwise fail to comply with the financial and other restrictive covenants, we would default under our BTMUCC Credit Facility, which could then trigger, among other things, BTMUCC’s right to accelerate all payment obligations, foreclose on virtually all of the assets of the Company and take control of all of the Company’s cash flow from operations. (See Note 9 –Debt to the Consolidated Financial Statements for details regarding the security structure of the debt.)

Our BTMUCC Credit Facility contains numerous affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, fundamental changes, asset sales, acquisitions, capital and other expenditures, dividends and other payments affecting our subsidiaries. Our BTMUCC Credit Facility also contains a subjective acceleration clause whereby our lender has the right to accelerate all principal payment obligations upon a “material adverse change,” which is broadly defined as the occurrence of any event or condition that, individually or in the aggregate, has had, is having or could reasonably be expected to have a material adverse effect on (i) the collectability of interest and principal on the debt, (ii) the value or collectability of the assets securing the debt, (iii) the business, financial condition, or operations of the Company or our subsidiaries, individually or taken as a whole, (iv) the ability of the Company or our subsidiaries to perform its respective obligations under the loan agreements, (v) the validity or enforceability of any of the loan documents, and (vi) the lender’s ability to foreclose or otherwise enforce its interest in any of the assets securitizing the debt. To date, BTMUCC has not invoked the “material adverse change” provision or otherwise sought acceleration of our principal payment obligations.

We have received waivers or amendments from BTMUCC, including reduction of interest rates, deferral of scheduled principal payment obligations and certain interest payments, waiver and extension of time related to the obligations to issue dilutive warrants, allowance of certain payments to be excluded from debt service obligations, as well as relief from debt coverage ratio requirements, certain capital and operating expenditure limits, certain loan-to-value ratio requirements, certain free cash flow margin requirements and the requirement to provide financial statements by certain deadlines. We anticipate that we will breach certain covenants under the BTMUCC Credit Facility in 2010 and fail to make a required scheduled principal payment of $34.5 million in July 2011 unless we are able to obtain waivers or amendments from our lender. There can be no assurance that we will be able to obtain waivers or amendments, and our lender may default the Company and seek to accelerate our principal payment obligations pursuant to any of the covenants or the subjective acceleration clause of the BTMUCC Credit Facility. Accordingly, we have classified all of the debt outstanding under the BTMUCC Credit Facility as a current liability as of December 31, 2009.

We have retained an investment bank to assist us in identifying and evaluating alternatives to the Company’s current debt and capital structure, including recapitalization of the Company, restructuring of our debt and/or sale of some or substantially all of our assets. We are in active discussions with BTMUCC regarding potential alternatives, but there can be no guarantee that BTMUCC will agree to any strategic transaction or restructuring of debt.

We have prepared the accompanying Consolidated Financial Statements assuming that the Company will continue as a going concern, and have not included any adjustments that might result if we were unable to continue as a going concern.

(2) ACCOUNTING POLICIES AND PRONOUNCEMENTS

(a) PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and our majority-owned subsidiaries. We have eliminated all intercompany transactions and balances in consolidation. The Consolidated Financial Statements do not include the accounts or operations of certain brand and marketing funds. See Note 2 (q) – Advertising.

(b) RECLASSIFICATIONS

We have reclassified certain prior year amounts to conform to the current year presentation.

(c) USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. We use estimates in accounting for, among other things, valuation of goodwill and intangible assets, estimated useful lives of identifiable intangible assets, accrued revenues, guarantees, depreciation, restructuring accruals, valuation of deferred tax assets and contingencies. We review our estimates and assumptions periodically and reflect the effects of revisions in the consolidated financial statements in the period we determine them to be necessary.

(d) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments purchased with original maturities of ninety days or less. Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Cash	$3,874	$6,632
Money market accounts	3,936	1,661
Total	$7,810	$8,293

The cash balances as of December 31, 2009 and 2008 include approximately $3.8 million and $5.3 million, respectively of cash received from franchisees and licensees that is being held in lockbox accounts established with our commercial bank in connection with the BTMUCC Credit Facility to perfect the lender’s security interest in such cash receipts. Our lender first applies the cash received into the lockbox accounts to pay the principal and interest on the debt associated with our BTMUCC Credit Facility on a monthly basis and then releases the remaining cash from the lockbox accounts to us for general corporate purposes. Our lender then utilizes any excess cash to prepay the debt in accordance with the BTMUCC Credit Facility. See Note 9 – Debt. Cash on hand also includes $0.6 million of cash previously restricted to secure a letter of credit for our New York office lease. We are in the process of negotiating new lease terms and expect to replace the letter of credit in 2010 upon the execution of a new lease agreement.

(e) SHORT-TERM RESTRICTED CASH

As of December 31, 2009, we had short-term restricted cash of $1.4 million representing the cash held in lockbox accounts that we expected would not be released to the Company but instead would be applied to pay down principal of our debt. Under the BTMUCC Credit Facility, we are not reimbursed out of the cash in the lockbox accounts for any expenses paid in excess of our annual expense limit. Instead those amounts are released to BTMUCC to pay down principal in excess of scheduled principal payments. We exceeded the expense limit for 2009. Accordingly, in February 2010, this short-term restricted cash was released to BTMUCC to pay down $1.4 million of our debt.

(f) LONG-TERM RESTRICTED CASH

As of December 31, 2009, we had long-term restricted cash of $1.0 million which consists of security deposits on leases and a portion of the one-time, non-refundable licensing fees that we received from the licenses of The Athlete’s Foot trademarks and trade dress for the territories of Australia and New Zealand. See Note 6 – Goodwill, Trademarks and Other Intangible Assets. We plan to utilize approximately $0.7 million of this restricted cash in 2010 to fund the balance of the capital improvements to expand production capabilities of our manufacturing facility to enable us to produce and sell pretzel mix to our pretzel franchisees as permitted under the BTMUCC Credit Facility.

(g) TRADE RECEIVABLES, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade receivables consist of amounts we expect to collect from franchisees for royalties, franchise fees and cookie dough sales, and from licensees for license fees, net of allowance for doubtful accounts of approximately $1.5 million and $1.4 million as of December 31, 2009 and 2008, respectively. We provide a reserve for uncollectible amounts based on our assessment of individual accounts. We classify cash flows related to net changes in trade receivable balances as increases or decreases in net cash provided by (used in) operating activities in the Consolidated Statements of Cash Flows.

Details of activity in the allowance for doubtful accounts are as follows (in thousands):

	December 31, 2009	December 31, 2008
Beginning balance	$1,367	$1,401
Additions	698	1,816
Write-offs	(593)	(1,850)
Total	$1,472	$1,367

(h) INVENTORY

Inventories consist of finished goods and raw materials and we record them at the lower of cost (first-in, first-out method) or market value.  In assessing our ability to realize inventories, we make judgments as to future demand requirements and product expiration dates. The inventory requirements change based on projected customer demand, which changes due to fluctuations in market conditions and product life cycles.  We classify cash flows related to changes in inventory as increases or decreases in net cash provided by (used in) operating activities in the Consolidated Statements of Cash Flows. Inventories consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Finished goods	$590	$728
Raw materials	533	504
Total	$1,123	$1,232

(i) FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted the fair value measurement and disclosure requirements of FASB ASC 820. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for which the Company adopted the requirements on January 1, 2009. The January 1, 2009 adoption did not have an impact on the Consolidated Financial Statements.

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

The carrying amounts of cash and cash equivalents and restricted cash approximate their fair values (Level 1). The carrying amounts of debt are based on the actual amounts due under the BTMUCC Credit Facility. The fair value of debt, as discussed in Note 9 –Debt , is based on the fair value of similar instruments as well as model-derived valuations whose inputs are not observable (Level 3). These inputs include estimates of the Company’s credit rating and the returns required for similar instruments by market participants. Management used these inputs to determine discount factors ranging from 12.6% to 40.0% and applied these factors to the forecasted payment streams to determine the fair value of debt as of December 31, 2009. A 1% increase in the discount factors would result in a decrease in the fair value of approximately $2.7 million.

(j) PROPERTY AND EQUIPMENT, NET

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

We review long-lived assets, such as property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge in the amount by which the carrying amount of the asset exceeds the fair value of the asset. We would present separately on the balance sheet assets to be disposed of and would report them at the lower of the carrying amount or fair value less costs to sell, and would no longer depreciate them. We would present the assets and liabilities of a disposed group classified as held for sale separately in the appropriate asset and liability sections of the balance sheet.

(k) GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

We classify intangible assets into three categories: (1) goodwill; (2) intangible assets with indefinite lives not subject to amortization; and (3) intangible assets with definite lives subject to amortization.  We do not amortize goodwill and indefinite-lived intangible assets. We evaluate the remaining useful life of an intangible asset that we are not amortizing in each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If we subsequently determine that an intangible asset that we are not amortizing has a finite useful life, we amortize the intangible asset prospectively over its estimated remaining useful life. We generally amortize the amortizable intangible assets on a straight-line basis.

We have assigned goodwill to reporting units for purposes of impairment testing. Our reporting unit is our operating segment. We evaluate goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairment might exist. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Fair value is the price a willing buyer would pay for a reporting unit, which we estimate using multiple valuation techniques. These include an income approach, based upon discounted expected future cash flows from operations, and a market approach, based upon business enterprise multiples of comparable companies. We use a discount rate based on our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing from us a business that constitutes a reporting unit. We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

If the carrying value of a reporting unit exceeds its fair value, we write down goodwill to its implied fair value. We determine the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill. The remaining value, after the fair value of the reporting unit has been allocated to the identifiable assets, is the implied fair value of goodwill.

Trademarks represent the value of expected future royalty income associated with the ownership of the Company’s brands, namely, the Great American Cookies, MaggieMoo’s, Marble Slab Creamery, Pretzelmaker and The Athlete’s Foot (“TAF”) trademarks. Other non-amortizable intangible assets consist primarily of the customer/supplier relationship with the Great American Cookies franchisees. We do not amortize trademarks and the customer/supplier relationship acquired in a purchase business combination. Instead we test them for impairment at least annually unless we subsequently determine that the intangible asset has a finite useful life. At each reporting period, we assess trademarks and other non-amortizable intangible assets to determine if any changes in facts or circumstances require a re-evaluation of the estimated value. We capitalize material costs associated with registering and maintaining trademarks.

We amortize other intangible assets over their respective estimated useful lives to their estimated residual values, and review them for impairment. Amortizable intangible assets consist of franchise agreements and non-compete agreements of key executives and others, which we are amortizing on a straight-line basis over a period ranging from one to twenty years.

In 2009, we did not incur any impairment charges with respect to our intangible assets. In 2008, we determined that goodwill, trademarks, and other non-amortizable intangible asset valuations associated with certain brands were impaired. We recognized impairment charges for these amounts within the Consolidated Statement of Operations for the year ended December 31, 2008. See Note 6 - Goodwill, Trademarks and Other Intangible Assets.

(l) DEFERRED FINANCING COSTS

We capitalize costs incurred in connection with borrowings or establishment of credit facilities. We amortize these costs as an adjustment to interest expense over the life of the borrowing or life of the BTMUCC Credit Facility using the effective interest method. The balance of deferred financing costs at December 31, 2009 and 2008 was $2.2 million and $3.2 million, respectively. The amount of amortization of deferred financing costs included in interest expense was $1.0 million in 2009 and $2.1 million in 2008.

(m) INCOME TAXES

The Company recognizes income taxes using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a tax rate change on deferred tax assets and liabilities as income in the period that includes the enactment date. In assessing the likelihood of realization of deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which these temporary differences become deductible.

(n) STOCK BASED COMPENSATION

We account for share-based payments, such as grants of stock options, restricted shares, warrants, and stock appreciation rights, at fair value as an expense in our financial statements over the requisite service period. See Note 12 – Stock Based Compensation, for the assumptions used to calculate the stock compensation expense under the fair-value method discussed above.

We use the Black-Scholes option pricing model to value the compensation expense associated with our stock option awards.  In addition, we estimate forfeitures when recognizing compensation expense associated with our stock options, and adjust our estimate of forfeitures when appropriate.  The key input assumptions we use to estimate the fair value of stock options include the market value of the underlying shares at the date of grant, the exercise price of the award, the expected option term, the expected volatility (based on historical volatility) of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield, if any.

(o) EARNINGS PER SHARE

We compute basic earnings per share by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. We compute the dilutive effects of options, warrants and their equivalents using the “treasury stock” method. As we had a net loss in each of the periods presented, basic and diluted net loss per share are the same. We have excluded options and warrants to purchase a total of 330,000 and 250,000 shares of the Company’s common stock from the calculation of diluted net loss per share in 2009 and 2008, respectively, because their inclusion would be anti-dilutive.

(p) REVENUE RECOGNITION

Royalties represent periodic fees we receive from franchisees, which we determine as a percentage of franchisee net sales and recognize as revenues when we earn them on an accrual basis. Franchise fees represent initial fees paid by franchisees for franchising rights. We defer recognition of these revenues and related direct costs until we have performed substantially all initial services required by the franchise agreements, which generally we consider to be upon the opening of the franchisee’s store (or the first franchised store under an area development agreement). Licensing revenues represent amounts we earn from the use of the Company’s trademarks and we recognize these revenues when we earn them on an accrual basis. We recognize revenues from the sale of goods that we produce and sell to certain franchisees at the time of shipment and classify them in factory revenues.

(q) ADVERTISING

We maintain advertising funds in connection with our franchise brands (“Marketing Funds”). We consider these Marketing Funds to be separate legal entities from the Company. Franchisees fund the Marketing Funds pursuant to franchise agreements that generally require domestic franchisees to remit up to 2% of their gross sales to the applicable Marketing Fund. We use these funds exclusively for marketing of the respective franchised brands. The purpose of the Marketing Funds is to centralize the advertising of the respective franchise concept into regional and national campaigns. The Company serves as the administrator of the Marketing Funds, and the Marketing Funds reimburse the Company on a cost-only basis for the amount the Company spends for advertising expenses related to the franchised brands. Additionally, if we dissolve the Marketing Funds, we will either distribute any remaining cash in the fund back to the franchisees or spend it on advertising.

Based on the foregoing, we have determined that the Marketing Funds are variable interest entities. The Company is not the primary beneficiary of these variable interest entities and does not have the power to direct the activities of the Marketing Funds, which most significantly impact their economic performance. Therefore we exclude these funds from our Consolidated Financial Statements.  Franchisee contributions to these Marketing Funds totaled approximately $4.1 million in 2009 and $4.5 million in 2008.  At December 31, 2009 and 2008, respectively, our Consolidated Financial Statements include loans and advances receivable of $1.2 million and $1.7 million due from The Athlete’s Foot Marketing Support Fund, LLC (“TAF MSF”). As of December 31, 2009 and 2008, we did not have any outstanding loans and advances from any other Marketing Fund.  We also established a matching contribution program with the TAF MSF whereby we have agreed to match certain franchisee contributions representing the expected net present value of these future contributions, which we include in our franchising selling, general and administrative expenses. We contributed approximately $0.4 million in 2009 and $0 in 2008 to the TAF MSF.  As of December 31, 2009 and 2008 the amount of the liability recorded related to the matching contribution program with the TAF MSF was $0.7 million and $1.1 million, respectively.

(r)  RESEARCH AND DEVELOPMENT (“R&D”)

In May 2009, we opened a new innovation laboratory in our manufacturing facility in Atlanta, Georgia where we develop new flavors, new offerings and new formulations of our food products across all of our QSR brands. Independent suppliers provided equipment and other resources for the new R&D facility. From time to time, independent suppliers also conduct or fund research and development activities for the benefit of our QSR brands. In addition, we conduct consumer research to determine our end-consumer’s preferences, trends and opinions.  R&D expenses were $0.2 million in 2009 and $0.1 million in 2008.

(s)  INVESTMENTS IN UNCONSOLIDATED ENTITIES

Shoe Box Holdings, LLC (See Note 7 – Joint Venture Investments – Shoebox New York) is an unconsolidated joint venture, the purpose of which is to franchise retail stores that sell high-quality and high-fashion shoes. We use the equity method of accounting for unconsolidated entities over which we have significant influence but do not control, generally representing ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, we recognize our proportionate share of the profits and losses of the entity. The joint venture agreement specifies the distributions of capital, profit and losses.

(t) RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2009

On January 1, 2009, we adopted FASB ASC 825-10-65, “Financial Instruments,” which requires disclosures about the fair value of financial instruments for interim reporting periods in addition to the current requirement to make disclosures in annual financial statements. This guidance also requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments and description of changes in the method and significant assumptions. The carrying amounts of cash, cash equivalents and restricted cash approximate their fair values (Level 1). The fair value of debt, as discussed in Note 9 –Debt, is based on the fair value of similar instruments as well as model-derived valuations whose inputs are not observable (Level 3). The adoption of this standard did not have any effect on our results of operations or financial position.

On June 30, 2009, we adopted the revisions to U.S. GAAP included in Codification Topic 855, Subsequent Events, which provides guidance for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of these revisions did not have any effect on our results of operations or financial position.

On September 30, 2009, we adopted the FASB ASC. The ASC does not alter current GAAP, but rather integrates existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The adoption of the ASC did not have any effect on our results of operations or financial position. We have revised all prior references to GAAP to conform to the ASC. The FASB issues updates to the ASC in the form of Accounting Standards Updates (“ASU”).

Accounting Standards Not Yet Adopted

FASB ASC 810, “Consolidation Variable Interest Entities,” requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a variable interest entity, which most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, which could potentially be significant to the variable interest entity. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for the Company on January 1, 2010, and we do not expect it to have a material impact on our results of operations or financial position.

 (3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES RELATED TO DISCONTINUED OPERATIONS

Management has used the following accounting principles in the preparation of our Consolidated Financial Statements relating principally to the Company’s discontinued operations:

(a) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of our financial instruments, which included cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses, approximate their fair value due to the relatively short duration or variable rates of the instruments.

(b) REVENUE RECOGNITION - LICENSING

Revenues from license agreements represent income that we determine as the greater of a minimum fixed periodic fee or a percentage of licensee net sales as defined in the license agreements (whichever is greater). We recognize revenues from licensees whose sales exceed contractual minimums when our licenses are sold or reported sales of licensed products. For licensees whose sales do not exceed contractual sales minimums, we recognize licensing revenues ratably based on contractual minimums.

(c) ADVERTISING

We expensed advertising and marketing costs paid by the Company in connection with Bill Blass and Waverly, our former Consumer Branded Products business, as incurred. Advertising expense was $0 in 2009 and $2.3 million in 2008. The Company received advertising contributions from licensees of the Bill Blass and Waverly brands, generally as a percentage of sales, to defray part or all of the advertising expense relating to those brands. Contributions from licensees were $0 in 2009 and $0.4 million in 2008.

(d) GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of costs over the fair value of assets related to the UCC Capital Corporation (“UCC Capital”), Bill Blass and Waverly businesses, and trademarks represents the value of future licensing income associated with the ownership of the Bill Blass and Waverly trademarks. Other identifiable intangible assets associated with UCC Capital, Bill Blass and Waverly include the value of non-compete agreements of key executives and license agreements of acquired businesses, which we amortized on a straight-line basis over a period ranging from one to twenty years. We amortized intangible assets with estimable useful lives over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. We did not amortize goodwill and trademarks acquired in a purchase business combination determined to have an indefinite useful life, but instead tested them for impairment at least annually. There were no remaining intangible assets associated with our discontinued operations as of December 31, 2009 or 2008.

(4) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information consists of the following (in thousands):

	Year Ended December 31,
	2009	2008
Interest paid	$7,197	$13,128

Taxes paid	$95	$368

Significant non-cash investing and financing activities:

In 2009, we released approximately 281,000 shares of our common stock (valued at $10.51 per share at the time of issuance) for an aggregate value as calculated at the time of issuance of approximately $3.0 million in connection with the 2007 acquisition of MaggieMoo’s.

In 2008, we issued 1,099,290 shares of our common stock (valued at $4.24 per share at the time of issuance) and 300,000 warrants with an aggregate value of $5.6 million as calculated at the time of issuance in connection with the acquisition of Great American Cookies. We also issued 200,000 warrants to BTMUCC with an aggregate value of $0.9 million at the time of issuance in connection with the financing of the acquisition of Great American Cookies. We applied restricted cash of approximately $3.7 million to pay principal and interest on a note issued in connection with the acquisition of Marble Slab. The restricted cash was held in escrow and was paid directly to the noteholders.

(5) PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following (in thousands):

	Estimated	Year Ended December 31,
	Useful Lives	2009	2008
Furniture and fixtures	7 - 10 Years	$749	$745
Computers and equipment	3 - 5 Years	2,206	1,591
Software	3 Years	714	699
Building	25 Years	1,129	966
Land	Unlimited	263	263
Leasehold improvements	Term of Lease or Economic Life	2,882	2,937
Total property and equipment		7,943	7,201
Less accumulated depreciation		(4,681)	(2,806)
Property and equipment, net of accumulated depreciation		$3,262	$4,395

Depreciation expense related to property and equipment was $1.9 million during 2009 and 2008. We included depreciation expense of $0.1 million related to our factory plant and equipment in cost of sales in 2009 and 2008.

(6) GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

We test goodwill, trademarks and other non-amortizable intangibles for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the assets below its respective carrying amount.

Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value to be more or less than their respective carrying amounts. In addition, to the extent that there are significant changes in market conditions or overall economic conditions or our strategic plans change, it is possible that impairment charges related to reporting units, which currently are not impaired, may occur in the future.  We have retained an investment bank to assist us in identifying and evaluating alternatives to our current debt and capital structure, including recapitalization of the Company, restructuring of our debt and/or sale of some or substantially all of our assets (see Note 9 – Debt). A strategic transaction, debt restructuring, or sale of some or substantially all of our assets may result in a future adjustment to the carrying value of our intangible assets.

In 2009, we did not incur any impairment charges with respect to our intangible assets. During 2008, we determined that it was necessary to evaluate goodwill and trademarks for impairment between annual tests. On May 19, 2008, we disclosed issues related to our debt structure that materially and negatively affected the Company. Specifically, we disclosed previously undisclosed terms of a January 2008 amendment to the BTMUCC Credit Facility, the substantial doubt about our ability to continue as a going concern, our inability to file our periodic report timely and our expected restatement of our Original 2007 10-K. We also announced that the Company was actively exploring all strategic alternatives to enhance its liquidity including the possible sale of one or more of its businesses. These disclosures had an immediate and significant adverse impact on our business. The price of our common stock dropped; the Company and certain current and former officers and directors of the Company were sued for various claims under the federal securities laws and certain state statutory and common laws; and we became the subject of a formal investigation by the Enforcement Division of the SEC. In addition, as a result of non-compliance with the listing requirements of NASDAQ, including delays in filing our periodic reports, our common stock was suspended from trading on The NASDAQ Stock Market, LLC (“NASDAQ”) on January 13, 2009 and delisted on February 13, 2009. These events and circumstances had a swift, material and adverse effect on the value of our goodwill, trademarks and other intangibles which comprise our principle assets. As a result of impairment testing, we recorded impairment charges related to goodwill, trademarks and other intangible assets of $109.7 million and $28.2 million, respectively, in the second and third quarters of 2008.

On August 6, 2009, we entered into long-term license agreements with RCG Corporation Ltd. and The Athlete’s Foot Australia Pty Ltd. through our wholly owned subsidiary TAF Australia, LLC (“TAFA”). The Athlete’s Foot Australia Pty Ltd., a subsidiary of RCG Corporation Ltd., was previously the master franchisee for TAF for the territories of Australia and New Zealand. Pursuant to the license agreements, which replace all prior franchise agreements among the parties, TAFA granted The Athlete’s Foot Australia Pty Ltd. exclusive licenses of the TAF trademarks and trade dress for the territories of Australia and New Zealand for an initial 99-year term. In consideration for these license agreements, The Athlete’s Foot Australia Pty Ltd. paid one-time, non-refundable licensing fees of $6.2 million. The license agreements are renewable for three 50-year terms for nominal additional consideration. TAFA is a special purpose, bankruptcy-remote limited liability company formed under the laws of Delaware, whose only assets consisted of the license agreements and the intellectual property that is the subject of those license agreements. Although the Company retained legal ownership and control of the TAF trademarks and trade dress in Australia and New Zealand, the economic benefits or risks related to these intangible assets no longer impact the Company. In addition, the Company has no substantive obligations under the long-term license agreements. As a result, the Company has accounted for this transaction as a sale of the related intangible assets. The Company evaluated the fair market value of the amortizable and non-amortizable intangible assets at the date of the transaction and determined the value of the non-amortizable intangible assets to be $5.9 million and the amortizable intangible assets to be $0.3 million. The Company reduced the carrying value of the assets by these amounts and recorded a realized gain of $41,000 on the licensing agreements in other income in the accompanying Consolidated Statements of Operations.

The Company had no goodwill as of December 31, 2009 and 2008.

A summary of impairment charges recorded during 2008 related to goodwill, trademarks and other non-amortizable intangible assets by brand and the impact of the TAF licensing transaction in 2009 are as shown below (in thousands). See Note 15 - Discontinued Operations for impairment charges of brands within discontinued operations.

	Balance at December 31, 2007	Additions/ Reclassifications in 2008	Impairments in 2008	Balance at December 31, 2008	Licensing Agreement 2009	Balance at December 31, 2009

The Athlete's Foot	$51,669	$45	$(40,364)	$11,350	$(5,900)	$5,450

Great American Cookies	-	90,219	(45,328)	44,891	-	44,891

Marble Slab Creamery	24,118	118	(15,174)	9,062	-	9,062

MaggieMoo's	21,586	-	(17,392)	4,194	-	4,194

Pretzel Time	17,386	(310)	(17,076)	-	-	-

Pretzelmaker	11,091	-	(2,166)	8,925	-	8,925

Subtotal	125,850	90,072	(137,500)[1]	78,422	(5,900)	72,522

UCC Capital[2]	37,514	-	(37,514)	-	-	-

Total	$163,364	$90,072	$(175,014)	$78,422	$(5,900)	$72,522

1 Excludes approximately $0.4 million of impairment relating to a non-compete agreement recorded in other amortizable intangible assets.
2 The impairment of UCC Capital’s non-amortizable intangible assets is included within discontinued operations in the Statements of Operations for the year ended December 31, 2008.

Other non-amortizable assets consist of the customer/supplier relationship related to the acquired exclusive supply and customer relationship with Great American Cookies franchisees. Trademarks and other non-amortizable intangible assets by brand are as follows (in thousands):

	Year Ended December 31,
	2009	2008
Trademarks:
The Athlete's Foot	$5,450	$11,350
Great American Cookies	16,481	16,481
Marble Slab Creamery	9,062	9,062
MaggieMoo's	4,194	4,194
Pretzelmaker	8,925	8,925
Total trademarks	44,112	50,012
Customer/supplier relationships related to Great American Cookies	28,410	28,410
Total trademarks and other non-amortizable intangible assets	$72,522	$78,422

Other amortizable intangible assets are as follows (in thousands):

	Year Ended December 31,
	2009	2008
The Athlete's Foot	$2,300	$2,600
Great American Cookies	780	780
Marble Slab Creamery	1,229	1,229
MaggieMoo's	654	654
Pretzel Time	1,322	1,322
Pretzelmaker	788	788
Total Other Intangible Assets	7,073	7,373
Less: Accumulated Amortization	(2,053)	(1,215)
Total	$5,020	$6,158

Other amortizable intangible assets consist of franchise agreements, non-compete agreements of key executives and the Pretzel Time trademark assets. During 2008, the Company decided to convert the Pretzel Time franchised stores to the Pretzelmaker brand and, therefore, is amortizing the Pretzel Time trademark over its remaining useful life. We are amortizing other intangible assets generally on a straight-line basis over a period ranging from one to twenty years. Total amortization expense was $0.9 million in 2009 and $1.1 million in 2008.

The following table presents the future amortization expense expected to be recognized over the amortization period of our other amortizable intangible assets as of December 31, 2009 (in thousands):

	Weighted Average Amortization Period	Year Ended December 31,
	(Years)	2010	2011	2012	2013	2014	Thereafter
The Athlete's Foot	20	$115	$115	$115	$115	$115	$1,361
Great American Cookies	7	111	111	111	111	111	9
Marble Slab	20	61	61	61	61	61	750
MaggieMoo's	20	33	33	33	33	33	398
Pretzel Time	5	257	225	35	-	-	-
Pretzel Maker	5	166	166	53	-	-	-
Total Amortization		$743	$711	$408	$320	$320	$2,518

(7) JOINT VENTURE INVESTMENT – SHOEBOX NEW YORK

Shoe Box Holdings, LLC is a joint venture among the Company, the VCS Group, LLC (“VCS”), a premier women's fashion footwear company, and TSBI Holdings, LLC (“TSBI”), the originator of The Shoe Box, a multi-brand shoe retailer based in New York. In January 2008, Shoe Box Holdings, LLC acquired the trademarks and other intellectual property of TSBI for $0.5 million. The purpose of the joint venture is to franchise The Shoe Box’s high-quality, high-fashion shoes and accessories concept under the Shoebox New York brand.

The Company and VCS each contributed $0.7 million to Shoe Box Holdings, LLC. TSBI contributed its knowledge and expertise in retail operations. Until the Company and VCS are re-paid their respective initial investments of $0.7 million, the Company and VCS each receive 50% of the profits and losses. Once the Company and VCS are re-paid, each member of the joint venture party is entitled to share equally in joint venture entity profits. As of December 31, 2009, our maximum loss exposure is limited to our investment of $0.3 million in the joint venture.

A wholly owned subsidiary of Shoe Box Holdings, LLC holds the acquired intellectual property of The Shoe Box, Inc. and the intellectual property of the Shoebox New York franchise concept (collectively, the “Shoebox Intellectual Property”). A subsidiary of Shoe Box Holdings, LLC retained the principal of TSBI to assist in the development of the Shoebox New York concept pursuant to a consulting agreement (the “Consulting Agreement”), and granted TSBI a non-exclusive license to the Shoebox Intellectual Property (the “License Agreement) to continue operating the existing The Shoe Box stores and to open additional stores under the Shoebox New York brand. If the License Agreement is terminated due to a breach by TSBI or if the Consulting Agreement is terminated due to a breach by the principal of TSBI, Shoe Box Holdings, LLC has the right to repurchase all of TSBI’s ownership interest for $1.00. The terms of the transaction also include an option for TSBI to purchase all of the ownership units of Shoe Box Holdings, LLC in the event that 20 franchised stores are not opened and operating on or prior to the date that is 36 months from the transaction’s second closing date (January 15, 2011) or the date that is 48 months from the transaction’s second closing date (January 15, 2012, collectively, the “Trigger Dates”). The purchase price for the Company and VCS’ ownership interests would be an amount equal to their respective initial investments of $0.7 million less any distributions they received through the Trigger Dates. TSBI also has an alternative option, in the event that 20 franchised stores are not opened and operating on or prior to either of the Trigger Dates, to withdraw from Shoe Box Holdings, LLC by surrendering its ownership units, terminating the License Agreement, and by ceasing all uses of the Shoebox Intellectual Property.

NFM manages the Shoebox New York brand, as it does NexCen’s other brands, and receives a management fee for its services, in addition to any distributions that NexCen Brands may receive from the joint venture entity. NFM received management fees of $0.2 million in 2009 and $0.4 million in 2008, which we included in our operating income. As of December 31, 2009, there are 8 stores open in the United States and 7 stores open internationally in Vietnam, South Korea, Kuwait and Aruba.

Our investment in this joint venture was $0.3 million at December 31, 2009 and $0.1 million at December 31, 2008. We recorded an equity income of $0.3 million in 2009 and loss of $0.3 million in 2008. While Shoe Box Holdings, LLC is a variable interest entity (“VIE”), due primarily to the aforementioned TSBI options and ownership interest versus economic interests, we believe the Company is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the VIE’s economic performance. Accordingly, we have recorded our investment in Shoe Box Holdings, LLC under the equity method of accounting.

(8) ACCOUNTS PAYABLE, ACCRUED EXPENSES AND RESTRUCTURING ACCRUALS

(a) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2009	2008
Accounts payable	$4,470	$5,883
Accrued interest payable	245	353
Accrued professional fees	150	901
Deferred rent - current portion	80	80
Accrued compensation and benefits	203	106
Income taxes	249	429
All other	1,199	1,468
Total	$6,596	$9,220

(b) RESTRUCTURING ACCRUALS

In 2008 and 2009, in conjunction with cost cutting efforts, the sales of our Waverly and Bill Blass brands, and the consolidation of our accounting functions, we reduced the staff in the New York corporate office and recorded charges to earnings from continuing operations related primarily to separation benefits. As we expect to pay the employee separation benefits within one year of the restructuring announcement, we have not discounted the corresponding liability.

A roll-forward of the restructuring accrual is as follows (in thousands):

Employee Separation Benefits

Restructuring liability as of December 31, 2007	$13

2008 Restructuring:
Charges to continuing operations	1,096
Cash payments and other	(956)
Restructuring liability as of December 31, 2008	153

2009 Restructuring:
Charges to continuing operations	527
Cash payments and other	(368)
Restructuring liability as of December 31, 2009	$312

(9) DEBT

(a) BTMUCC Credit Facility

On March 12, 2007, NexCen Acquisition Corp., now NexCen Holding Corp., (“the Issuer”), a wholly owned subsidiary of the Company, entered into agreements with BTMUCC (the “Original BTMUCC Credit Facility”). In January 2008, in order to finance the acquisition of Great American Cookies, the Company and BTMUCC entered into an  amendment to the Original BTMUCC Credit Facility (the “January 2008 Amendment”).  On August 15, 2008, the Company restructured the Original BTMUCC Credit Facility and the January 2008 Amendment whereby certain NexCen entities entered into an amended and restated note funding, security, management and related agreements with BTMUCC (the “Amended Credit Facility”). The Amended Credit Facility replaced all of the agreements comprising both the Original BTMUCC Credit Facility and the January 2008 Amendment. BTMUCC and the Company subsequently amended the Amended Credit Facility on September 11, 2008, December 24, 2008, January 27, 2009, July 15, 2009, August 6, 2009, January 14, 2010, February 10, 2010 and March 12, 2010 (as amended, the “BTMUCC Credit Facility”).

Our debt consists of borrowings under the BTMUCC Credit Facility, which is comprised of three separate tranches: the Class A Franchise Notes, the Class B Franchise Note and the Deficiency Note.  This debt consists of the following (in thousands):

	December 31,
	2009	2008
Class A Franchise Notes	$85,367	$86,300
Class B Franchise Note	36,251	41,724
Deficiency Note	16,565	14,242
Total	138,183	142,266
Less debt discount	(853)	(1,393)
Total	$137,330	$140,873

Range of interest rates on variable rate debt during the year	3.8% to 5.3%	5.4% to 8.8%
Weighted-average rate on variable rate debt during the year	5.3%	5.9%

The estimated fair value of the Company’s debt approximated $92.7 million and $101.0 million as of December 31, 2009 and 2008, respectively.

Each Class A Franchise Note is secured by substantially all of the assets of the Issuer and each of its subsidiaries (the “Co-Issuers”) and is collectively set to mature on July 31, 2013. The Class A Franchise Notes bear interest at LIBOR (which in all cases under the BTMUCC Credit Facility is the one-month LIBOR rate as in effect from time to time) plus 3.75% per year through July 31, 2011 and then LIBOR plus 5% per year thereafter until maturity on July 31, 2013. The rate in effect at December 31, 2009 was 4.0%.

The Class B Franchise Note is secured by substantially all of the assets of the Issuer and each Co-Issuer and is set to mature on July 31, 2011. As of January 20, 2009 through maturity, these notes bear interest at a fixed rate of 8% per year. Prior to a January 27, 2009 amendment to the BTMUCC Credit Facility, the Class B Franchise Note would have borne interest at a fixed rate of 12% per year through July 31, 2009 and then 15% per year thereafter. BTMUCC will be entitled to receive a warrant covering up to 2.8 million shares of the Company’s common stock at a price of $0.01 per share if the Class B Franchise Note has not been repaid by March 31, 2010 (“Warrant Trigger Date,” which was changed by the February 10, 2010 amendment) with the number of shares subject to such warrant being reduced on a pro-rata basis if less than 50% of the original principal amount of the Class B Franchise Note remains outstanding on the Warrant Trigger Date.

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

On January 27, 2009, we entered into an amendment of the BTMUCC Credit Facility, which reduced the interest rate on the Class B Franchise Note, the outstanding balance of which totaled approximately $41.7 million as of such date, to 8% per year effective January 20, 2009 through July 31, 2011, the maturity date on the Class B Franchise Note. In addition to the change in interest rate on the Class B Franchise Note, the amendment also gave the Company greater operating flexibility by: (i) reducing the debt service coverage ratio requirements for the remainder of 2009; (ii) allowing certain funds paid by supply vendors to be excluded from debt service obligations and capital expenditure limitations; (iii) revising the covenant causing a manager event of default upon NexCen filing a qualified financial statement for the 2008 fiscal year such that it applies to 2009 fiscal year and thereafter; and (iv) eliminating the requirement for valuation reports for fiscal year 2008, which would be used for measuring compliance with loan-to-value covenants, unless requested by BTMUCC.

On July 15, 2009, we entered into another amendment of the BTMUCC Credit Facility. The material terms of the amendment increased certain operating expenditure limits for 2009, reduced debt service coverage ratio requirements, reduced free cash flow margin requirements, extended the time period to provide valuation reports, and waived certain potential defaults. The amendment also extended from July 31, 2009 to December 31, 2009, the Warrant Trigger Date.

On August 6, 2009, in connection with certain Australia and New Zealand license agreements, we entered into an amendment of the BTMUCC Credit Facility whereby the Company used $5.0 million of the licensing proceeds to pay down a portion of the Class B Franchise Note and BTMUCC released its security interest in the intellectual property that is the subject of the license agreements. The balance of the Class B Franchise Note following the re-payment was approximately $36.4 million, and the Company’s repayment is resulting in an interest expense savings of $0.4 million on an annualized basis. The August 6, 2009 amendment also permitted the Company to use up to $1.2 million of net proceeds from the license agreements for expenditures, as approved in writing by BTMUCC, including capital expenditures to expand production capabilities of our manufacturing facility to produce products beyond cookie dough.

On January 14, 2010, we entered into an amendment of the BTMUCC Credit Facility that (1) extended the Warrant Trigger Date from December 31, 2009 to February 28, 2010; (2) modified the cash distribution waterfall such that in February 2010, provided that the Company’s unrestricted cash balance is less than $1.0 million and subject to certain other restrictions, the Company would entitled to receive (and did receive in February 2010) $0.5 million to be used to pay operating expenses, provided that such payment will result in a subsequent proportional reduction in the overall reimbursable operating expenditure limits for the 2010 calendar year; and (3) waived a failure to meet certain free cash flow margin requirements for the twelve months ended December 31, 2009.

In February 2010, we made an additional principal payment of $1.4 million. Under the BTMUCC Credit Facility, we are not reimbursed out of the cash in the lockbox accounts for any expenses paid in excess of our annual expense limit. Instead those amounts were released by BTMUCC to pay down principal in excess of scheduled principal payments.

On February 10, 2010, we entered into another amendment that further extended the Warrant Trigger Date to March 31, 2010 and waived a failure to meet certain free cash flow margin requirements for the twelve months ended January 31, 2010.

On March 12, 2010, we entered into an amendment, the material terms of which waived a failure to meet certain free cash flow margin requirements for the twelve months ended February 28, 2010 and waived the requirement to provide separate audited financial statements for certain subsidiaries of the Company.

Although the organization, terms and covenants of the specific borrowings have changed significantly since its inception, the basic structure of the facility has remained the same. The Issuer and Co-Issuers issued notes pursuant to the terms of the BTMUCC Credit Facility. These notes were and are secured by the assets of each brand, which consist of the respective intellectual property assets and the related royalty revenues and trade receivables. Special purpose, bankruptcy-remote entities (each, a “Brand Entity”) hold the assets of each brand. The Issuer, also a special purpose, bankruptcy-remote entity, is the parent of all of the Brand Entities. The notes are cross-collateralized with each other, and each Brand Entity is a Co-Issuer of each note. Repayment of each note and all other obligations under the facility are the joint and several obligation of the Issuer and each Brand Entity. Certain other NexCen subsidiaries (the “Managers”) do not own any assets comprising the brands, but manage the various Brand Entities and are parties to management agreements that define the relationship among the Managers and the respective Brand Entities they manage. In the event that certain adverse events occur with respect to the Company, or if the Managers fail to meet certain qualifications, BTMUCC has the right to replace the Managers.

NexCen Brands is not a named borrowing entity under the BTMUCC Credit Facility. However, the Brand Entities earn substantially all of our revenues and remit the related cash receipts to lockbox accounts that we have established in connection with the BTMUCC Credit Facility to perfect the lender’s security interest in the cash receipts. See Note 2(d) – Accounting Policies and Pronouncements - Cash and Cash Equivalents. The terms of the BTMUCC Credit Facility control the amount of cash that may be distributed by each Brand Entity to the Managers, the Issuer and NexCen Brands, and certain non-ordinary course expenses or expenses beyond a certain annual total limit must be paid out of cash on hand.

Our BTMUCC Credit Facility prohibits NexCen Brands, the Issuer, the Managers and each Brand Entity from securing any additional borrowings without the prior written consent of BTMUCC. It also contains numerous reporting obligations, as well as affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, fundamental changes, asset sales, acquisitions, capital and other expenditures, dividends and other payments affecting subsidiaries. The Company’s failure to comply with the financial and other restrictive covenants could result in a default under the BTMUCC Credit Facility, which could then trigger, among other things, the lender’s right to accelerate principal payment obligations, foreclose on virtually all of the assets of the Company and take control of all of the Company’s cash flows from operations. Our BTMUCC Credit Facility further contains a subjective acceleration clause whereby our lender has the right to accelerate all principal payment obligations upon a “material adverse change,” which is broadly defined as the occurrence of any event or condition that, individually or in the aggregate, has had, is having or could reasonably be expected to have a material adverse effect on (i) the collectability of interest and principal on the debt, (ii) the value or collectability of the assets securing the debt, (iii) the business, financial condition, or operations of the Company or our subsidiaries, individually or taken as a whole, (iv) the ability of the Company or our subsidiaries to perform its respective obligations under the loan agreements, (v) the validity or enforceability of any of the loan documents, and (vi) the lender’s ability to foreclose or otherwise enforce its interest in any of the assets securitizing the debt. To date, BTMUCC has not invoked the “material adverse change” provision or otherwise sought acceleration of our principal payment obligations.

BTMUCC has provided the Company amendments and waivers since the restructuring of the debt in August 2008, including reduction of interest rates, deferral of scheduled principal payment obligations and certain interest payments, waivers and extensions of time related to the obligations to issue dilutive warrants, allowance of certain payments to be excluded from debt service obligations, as well as relief from debt service coverage ratio requirements, certain capital and operating expenditure limits, certain loan-to-value ratio requirements, certain free cash flow margin requirements, and the requirement to provide financial statements by certain deadlines. We anticipate that we will breach certain covenants under the BTMUCC Credit Facility in 2010 unless we are able to obtain waivers or amendments from our lender. There can be no assurance that we will be able to obtain waivers or amendments, and our lender may default the Company and seek to accelerate our principal payment obligations pursuant to any of the covenants or the subjective acceleration clause of the BTMUCC Credit Facility. In addition, our scheduled principal payments under the BTMUCC Credit Facility include a final principal payment on our Class B Franchise Note of $34.5 million in July 2011. We currently do not expect that we will be able to make this principal payment. Accordingly, we have classified all of the debt outstanding under the BTMUCC Credit Facility as a current liability as of December 31, 2009.

We have retained an investment bank to assist us in identifying and evaluating alternatives to our current debt and capital structure, including recapitalization of the Company, restructuring of our debt and/or sale of some or substantially all of our assets. We are in active discussions with BTMUCC regarding potential alternatives, but there can be no guarantee that BTMUCC will agree to any of them.

The scheduled aggregate maturities of our debt as of December 31, 2009 are as follows (in thousands):

	Class A(1)	Class B(1)	Deficiency Note(2)	Total
2010	$3,561	$1,286	$–	$4,847
2011	3,390	34,965	–	38,355
2012	3,918	–	–	3,918
2013	74,498	–	28,471	102,969
Total	$85,367	$36,251	$28,471	$150,089

(1)
Because we exceeded our 2009 expense limit under the BTMUCC Credit Facility, a portion of the cash receipts in lockbox accounts that otherwise would have been released to the Company to reimburse it for operating expenses were instead applied in February 2010 to additional principal payments of $0.8 million on the Class A Franchise Notes and $0.6 million  on the Class B Franchise Note.

(2)	Maturities related to the Deficiency Note include PIK interest of approximately $11.9 million that will be due in 2013 if we do not pay the Deficiency Note prior to its maturity.

We are amortizing certain costs incurred in connection with the Original BTMUCC Credit Facility and the Amended Credit Facility over the term of the loan using the effective interest method. We expense certain other third party costs associated with various amendments to the Original BTMUCC Credit Facility, including the January 2008 Amendment, the Amended Credit Facility and all subsequent amendments to date, as we incur them, and we include these costs in our Consolidated Statements of Operations as Financing Charges.

(b) Direct and Guaranteed Lease Obligations

We recognize a liability for the fair value of certain lease obligations undertaken at the inception of a lease guarantee. We assumed direct lease obligations with respect to the purchase of certain formerly company-owned and operated MaggieMoo’s stores (“Lease Obligations”). The Company also assumed certain guarantees for leases related to certain MaggieMoo’s franchised locations (“Lease Guarantees”). In general, the Lease Guarantees are contingent guarantees that become direct obligations of the Company if a franchisee defaults on its lease agreement. The Company treated all of the direct Lease Obligations and the Lease Guarantees as assumed liabilities at the time of acquisition of MaggieMoo’s and as a result included these assumed liabilities in the purchase price of the acquisition.

We analyze each Lease Obligation and Lease Guarantee and determine the fair value based on the facts and circumstances of the lease and franchisee performance. Based on those analyses, we include the carrying amounts of these liabilities in acquisition related liabilities for the calendar years ended December 31, 2009 and 2008 as follows (in thousands):

	December 31,
	2009	2008
Lease Obligations	$313	$891
Lease Guarantees	315	354
Total	$628	$1,245

	December 31,
	2009	2008
Current	$433	$765
Long term	195	480
Total	$628	$1,245

Expected maturities of the Lease Obligations and the Lease Guarantees are as follows (in thousands):

2010	$433
2011	175
2012	20
$628

At the end of each calendar year, we review the facts and circumstances of each Lease Obligation and Lease Guarantee. Based on this review, we may change our determination as to the carrying amounts of these liabilities and/or expected maturities of the leases.

In addition to the Lease Guarantees, under the terms of the Pretzel Time, Pretzelmaker and Great American Cookies acquisitions, we agreed to reimburse the respective sellers for 50% of the sellers’ obligations under certain lease guarantees if certain franchise agreements were terminated after a period of one year from the date of acquisition. We are not a guarantor of any leases to third parties and have not recorded any amounts in the financial statement related to these contingent obligations. We may mitigate our exposure to these lease guarantees in cases where the primary lessors of the property have also personally guaranteed the lease obligations by finding new franchisees to perform on the leases, or by negotiating directly with landlords to settle the amounts due.  We had a maximum amount of undiscounted potential exposure related to these third-party contingent lease guarantees as of December 31, 2009 and 2008 of $2.7 million and $4.1 million, respectively.

(10) INCOME TAXES

The components of income tax expense (benefit) from continuing operations for the calendar years ended December 31 are as follows (in thousands):

	2009	2008
Federal	$–	$(5,940)
State and Local	138	(261)
Foreign	257	207
Total income tax expense (benefit) from continuing operations	$395	$(5,994)

Total income tax expense (benefit) is allocated as follows (in thousands):

	2009	2008
Current	$395	$337
Deferred	–	(6,331)
Total income tax expense (benefit) from continuing operations	395	(5,994)

Taxes on (loss) income from and gains on sale of discontinued operations	(233)	(19,923)
Taxes on (loss) income	$162	$(25,917)

A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate from continuing operations is as follows:

	2009	2008
U.S. statutory federal rate	-35.0%	-35.0%
Increase/(decrease) resulting from:
State taxes, net of federal benefit	4.7%	-5.4%
Foreign withholding tax	8.7%	–
Changes in valuation allowance	-1,541.1%	36.5%
Expiration of deferred tax assets	1,586.6%	–
Change in deferred tax assets - other	-13.2%	–
Other	2.7%	0.2%
Effective tax rate	13.4%	-3.7%

In 2009, the Company did not record any deferred tax benefit or expense. In 2008, we recorded impairment charges relating to intangible assets not amortized for book purposes (see Note 6 – Goodwill, Trademarks and Intangible Assets). As a result of these impairment charges, related deferred tax liabilities recorded in prior years reversed, which resulted in a deferred tax benefit of $2.9 million for the year ending December 31, 2008. In addition, we recorded a deferred tax benefit of $3.4 million in 2008 related to the use of capital tax loss carry-forwards to offset a taxable gain on the sale of a discontinued business.

Deferred income taxes reflect the net tax effect of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. As of December 31, 2009, we have accumulated significant deferred tax assets totaling $359.2 million, consisting primarily of $293.0 million from federal net operating loss carry-forwards of $837.0 million, which expire at various dates through 2029, and $36.6 million of deferred tax assets arising from the impairment of intangible assets.

The following summarizes the significant components of our deferred tax assets and liabilities as of December 31, 2009 and 2008, respectively (in thousands):

	2009	2008
Deferred tax assets:
Federal net operating loss carry-forwards	$292,964	$287,954
State net operating loss carry-forwards	2,511	2,654
Investments	5,983	5,667
Capital loss carry-forwards	5,375	52,228
Tax credit carry-forwards	4,150	4,150
AMT tax credit carry-forwards	123	25
Intangible assets	43,237	45,579
Depreciation and amortization	1,010	620
Stock-based compensation	507	3,627
Other	3,293	2,157
Gross deferred tax asset	359,153	404,661
Valuation allowance	(359,153)	(404,661)
Net deferred tax assets	$–	$–

Consistent with ASC 740, the Company has provided a full valuation allowance against our deferred tax assets for financial reporting purposes because we have not satisfied the GAAP requirement in order to recognize the value, namely, that there exists objective evidence of our ability to generate sustainable taxable income from our operations. Based upon the Company’s historical operating performance and the reported cumulative net losses to date, as well as amortization expense relating to intangible assets that will be deductible in computing taxable income in future years, the Company presently does not have sufficient objective evidence to support the recovery of our deferred tax assets. In 2009, the valuation allowance for deferred tax assets decreased by $45.5 million primarily due to expiration of capital loss carry-forwards.

The Company adopted the provisions of ASC 740-10 on January 1, 2007. ASC 740-10 prescribes recognition threshold and measurement parameters for the financial statement recognition and measurement of tax positions taken or expected to be taken in the Company’s tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood upon ultimate settlement. The unrecognized tax benefits are subject to a valuation allowance, and this reduction does not affect the effective tax rate.  There are no significant increases or decreases to unrecognized tax benefits anticipated within the next twelve months.  A reconciliation (in thousands of unrecognized tax benefits from the beginning to the end of 2009 is as follows:

Balance at January 1, 2009	$32,641
Additions based on tax positions related to the current year	130
Balance at December 31, 2009	$32,771

Unrecognized tax benefits that would affect the effective tax rate, if recognized, totaled $0.1 million and $0 at December 31, 2009 and 2008, respectively.

It is the Company’s position to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company has not been examined by the IRS and is not currently under examination. All tax years for which we have tax loss carry-forwards are subject to future examination by taxing authorities. The Company is currently under examination by the state of New York for the 2006 through 2008 tax years.

Because we have significant tax loss carry-forwards, we monitor any potential “ownership changes” as defined in Section 382 of the Internal Revenue Code (“Code Section 382”) by reviewing available information regarding the transfer of shares by our existing shareholders and evaluating other transactions that may be deemed an “ownership change,” such as amendments to our credit facility. If we have an “ownership change” as defined in Code Section 382, our net operating loss carry-forwards and capital loss carry-forwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of our deferred tax assets. As of the date of this Report, we do not believe that we have experienced an ownership change as defined under Code Section 382 resulting from transfer of shares by our existing shareholders or from deemed ownership changes resulting from the various amendments to the BTMUCC Credit Facility. In the future, we may enter into additional amendments to our outstanding debt, other transactions, or have transfers of stock, which may result in an ownership change that would severely limit our ability to use our net operating loss carry-forwards and capital loss carry-forwards to offset future taxable income. In the event of an ownership change, there will be no impact to our financial position given the valuation allowance recorded on our deferred tax assets. In addition, we are, and expect that we will continue to be, subject to certain state, local, and foreign tax obligations, as well as to a portion of the federal alternative minimum tax for which the use of our tax loss carry-forwards may be limited.

(11) BENEFIT PLANS

As a result of our acquisitions, we assumed responsibility for several defined contribution plans under Section 401(k) of the Internal Revenue Code that provide for voluntary employee contributions of 1% to 15% of compensation for substantially all employees. We are in the process of merging or dissolving all but one of these plans. Under the terms of the surviving plan, we may, but are not obligated to, make profit sharing contributions. We made no contributions to the plans for the years ended December 31, 2009 and 2008.

(12) STOCK BASED COMPENSATION

Effective October 31, 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) to replace its former plans including the 1999 Equity Incentive Plan and the 2000 Acquisition Incentive Plan. The 2006 Plan is now the sole plan for issuing stock-based compensation to eligible employees, directors and consultants. The former plans will remain in existence solely for the purpose of addressing the rights of holders of existing awards already granted under those plans prior to the adoption of the 2006 Plan. No new awards will be granted under the former plans.  A total of 3.5 million shares of common stock were initially reserved for issuance under the 2006 Plan, which represented approximately 7.4% of NexCen’s outstanding shares at the time of adoption. Options under the 2006 Plan expire after ten years and are granted at an exercise price no less than the fair value of the common stock on the grant date.  We refer to all these plans collectively as “the Plans.”

Information related to options outstanding under the Plans and warrants issued by the Company outside of such plans is as follows (in thousands):

	2009		2008
	Number of shares	Weighted average exercise price (per share)	Number of shares	Weighted average exercise price (per share)
Outstanding at beginning of year	4,005	$3.73	6,994	$5.37
Granted	1,137	0.17	2,022	1.27
Exercised	–	–	(54)	0.08
Cancelled/Forfeited/Expired	(850)	4.68	(4,957)	5.08
Outstanding at year end	4,292	$2.60	4,005	$3.73
Exercisable at year-end	3,079	$3.45	3,158	$4.42

A summary of the status of the Company’s outstanding grants of options, restricted stock and warrants that remain subject to vesting as of and for the years ended December 31, 2009 and 2008, and changes during the year then ended is presented below:

	2009		2008
		Weighted		Weighted
		Average		Average
		Per Share		Per Share
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested at beginning of year	847	$1.16	4,271	$2.35
Granted	1,137	0.17	2,022	1.31
Vested	(704)	0.75	(3,114)	2.07
Forfeited	(67)	1.91	(2,332)	2.38
Non-vested at year-end	1,213	$0.43	847	$1.16

Total stock-based compensation expense included in selling, general and administrative expenses was approximately $0.4 million and $5.3 million for the years ended December 31, 2009 and 2008, respectively. The total unrecognized compensation cost related to non-vested share-based compensation agreements granted under all stock option plans as of December 31, 2009 is approximately $0.3 million. We expect to recognize this cost over the vesting period of approximately 2 years. There was no income tax benefit recognized in the income statement for stock-based compensation arrangements and no capitalized stock-based compensation cost incurred in 2009 or 2008.

The weighted average remaining contractual life of the options outstanding and exercisable was 7.9 years at December 31, 2009.  The aggregate intrinsic value for the options outstanding and exercisable was less than $0.1 million at December 31, 2009.

We have estimated the fair value of options granted at the date of grant using a Black-Scholes option-pricing model with the assumptions described below:

Assumption	2009	2008
Fair value per share	$0.16	$1.31
Dividend yield	–	–
Volatility factors of expected market price of stock	157%	52% - 73%
Risk free interest rate	2.18%	2.36% - 3.52%
Expected option term (in years)	6.0	3.0 - 6.0

Through December 31, 2009, the Company has estimated expected terms of three to six years for all options. Due to the significant changes in the Company’s business over the past three years, the Company has elected to use the “simplified” method to estimate the expected term for stock options granted after December 31, 2005. The simplified method allows companies to estimate an expected term by using the vesting term plus the original contractual term divided by two. The Company used historical data for the Company’s stock and for a peer group to estimate volatility based on the expected term of the options and used its own historical data to estimate stock option forfeitures. The Company used the five-year U.S. Treasury daily yield curve rates for the risk-free interest rate.

The total number of options and warrants issued by the Company from January 1, 2008 to December 31, 2009 included the following:

•
On January 29, 2008, as partial consideration for an amendment to our BTMUCC Credit Facility, the Company issued to BTMUCC a warrant to purchase 200,000 shares of common stock at an exercise price of $0.01 per share. BTMUCC may exercise the warrant in full or in part at any time from the date of issuance through January 29, 2018. The Company assigned the warrants a value of $0.9 million and recorded this amount as part of debt discount.

•
Also on January 29, 2008 and in connection with the acquisition of Great American Cookies, the Company issued warrants to certain Great American Cookies franchisees to purchase 300,000 shares of the Company’s common stock. The warrants have an exercise price of $4.23 and were immediately vested upon issuance. The Company assigned the warrants a value of $1.0 million and included this amount in the purchase price of Great American Cookies.

•
In connection with the August 15, 2008 amendment to the BTMUCC Credit Facility (see Note 9 – Debt ), the Company determined that it was probable that a warrant for 2.8 million shares of common stock related to the repayment of the Class B Franchise Note would be issued. The Company assigned the warrant a value of $1.0 million and recorded this amount as a discount on debt. The warrants have an exercise price of $0.01 per share.

•
On November 30, 2008, directors and executives of the Company voluntarily forfeited an aggregate of 856,666 stock options (both vested and unvested) having exercise prices of greater than $6.90 per share. Management initiated this action to reduce future expenses (2009 and beyond) and to more efficiently utilize shares authorized under the Company’s equity compensation plan to meet the plans’ purposes to attract, motivate and retain key talent. The individuals who forfeited options both received and were promised nothing in return, such as future equity grants to replace the forfeited options.  The Company accelerated the remaining expense on these cancelled awards resulting in charges of $2.1 million, which is included in the total stock-based compensation expense of $5.3 million for the year ended December 31, 2008.

No stock options were exercised in 2009. The total intrinsic value of stock options exercised and cash received on exercises during 2008 each were less than $0.1 million. The total number of warrants outstanding as of December 31, 2009 was 1,183,333, all of which were exercisable.  There were 808,001 shares available for issuance under the Plans as of December 31, 2009.

(13) RELATED PARTY TRANSACTIONS

We receive legal services from Kirkland & Ellis LLP, which we consider to be a related party because a partner at that firm, George P. Stamas, is a member of our Board of Directors. Expenses related to Kirkland & Ellis LLP were approximately $0.4 million in 2009 and $2.0 million in 2008. Outstanding payables due to Kirkland & Ellis LLP were $0.4 million and $1.0 million at December 31, 2009 and 2008, respectively.

The Athlete’s Foot Marketing Support Fund, LLC (the “TAF MSF”), is an entity that is funded by the domestic franchisees of TAF to provide domestic marketing and promotional services on behalf of the franchisees. We previously advanced funds to the TAF MSF under a loan agreement. The terms of the loan agreement included a borrowing rate of prime (on the date of the loan) plus 2%, and repayment by the TAF MSF with no penalty, at any time. As of December 31, 2009 and 2008, we had receivable balances of $1.2 million and $1.7 million from the TAF MSF, respectively.  We recorded interest income earned from the fund in the amount of $0.1 million in 2009 and $0.2 million in 2008. The Company also established a matching contribution program with the TAF MSF whereby we agreed to match certain franchisee contributions, not to exceed $0.1 million per quarter over 12 quarters.  We recorded advertising expense of $1.1 million in 2008 representing the expected net present value of these future contributions, which is included in our Franchising selling, general and administrative expenses. We contributed approximately $0.4 million in 2009 and $0 in 2008 in matching funds to the TAF MSF.  As of December 31, 2009 and 2008 the amount of the liability recorded related to the matching contribution program with to the TAF MSF was $0.7 million and $1.1 million, respectively.

FTI Consulting, Inc. (“FTI”) assists us with investor relations. In 2008, FTI also assisted us with crisis management and our efforts to restructure our credit facility. Mr. Dunn, who was a member of our Board of Directors through his resignation on September 25, 2008, serves as a director of FTI and/or as its President and Chief Executive Officer. For the years ended December 31, 2009 and 2008, expenses related to FTI were approximately $0.1 million and $0.6 million, respectively. As of December 31, 2009 and 2008, the Company had outstanding payables due to FTI of approximately $0 and $0.1 million, respectively.

Designer License Holdings Company, LLC (“DLHC”) is a licensee of the Bill Blass brand, which we owned until December 24, 2008. The owner of DLHC also is an owner of Designer Equity Holding Company, LLC (“DEHC”) which owns 5% of BB Jeans, LLC, formerly known as Bill Blass Jeans, LLC, a now inactive subsidiary of the Company. As a licensee of Bill Blass, DLHC’s contract provided for payment of a minimum annual royalty to the Company. For the year ended December 31, 2008, we recorded royalty and other payments from DLHC of $1.4 million, which are recorded in revenues from discontinued operations. In February 2008, we repurchased one half of DEHC’s minority interest, equaling 5%, in BB Jeans for $1.25 million. On October 24, 2008, DLHC’s contract was amended to lower the minimum annual royalty and settle certain past due royalty payments. We reported no royalty or other payments from DEHC in 2009.

(14) COMMITMENTS AND CONTINGENCIES

(a) LEGAL PROCEEDINGS

Securities Class Action. A total of four putative securities class actions were filed in May, June and July 2008 in the United States District Court for Southern District of New York against NexCen Brands and certain of our former officers and a current director for alleged violations of the federal securities laws. On March 5, 2009, the court consolidated the actions under the caption, In re NexCen Brands, Inc. Securities Litigation, No. 08-cv-04906, and appointed Vincent Granatelli as lead plaintiff and Cohen Milstein Sellers & Toll PLLC. as lead counsel. On August 24, 2009, plaintiff filed an Amended Consolidated Complaint. Plaintiff alleges that defendants violated federal securities laws by misleading investors in the Company’s public filings and statements during a putative class period that begins on March 13, 2007, when the Company announced the establishment of the credit facility with BTMUCC, and ends on May 19, 2008, when the Company’s stock fell in the wake of the Company’s disclosure of the previously undisclosed terms of a January 2008 amendment to the credit facility, the substantial doubt about the Company’s ability to continue as a going concern, the Company’s inability to timely file its periodic report and the expected restatement of its Annual Report on Form 10-K for the year ended December 31, 2007, initially filed on March 21, 2008. The amended complaint asserts claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5, and also asserts that the individual defendants are liable as controlling persons under Section 20(a) of the Exchange Act. Plaintiff seeks damages and attorneys’ fees and costs. On October 8, 2009, the Company filed a motion to dismiss the amended complaint.  Plaintiff filed his opposition on December 14, 2009, and the Company filed a reply on January 27, 2010. The court has scheduled a hearing on the motion to dismiss for May 5, 2010.

Shareholder Derivative Action. A federal shareholder derivative action premised on essentially the same factual assertions as the federal securities actions also was filed in June 2008 in the United States District Court for Southern District of New York against the directors and former directors of NexCen. This action is captioned: Soheila Rahbari v. David Oros, Robert W. D’Loren, James T. Brady, Paul Caine, Jack B. Dunn IV, Edward J. Mathias, Jack Rovner, George Stamas & Marvin Traub, No. 08-CV-5843 (filed on June 27, 2008). In this action, plaintiff alleges that NexCen’s Board of Directors breached its fiduciary duties in a variety of ways, mismanaged and abused its control of the Company, wasted corporate assets, and unjustly enriched itself by engaging in insider sales with the benefit of material non-public information that was not shared with shareholders. Plaintiff further contends that she was not required to make a demand on the Board of Directors prior to bringing suit because such a demand would have been futile, due to the board members’ alleged lack of independence and incapability of exercising disinterested judgment on behalf of the shareholders. Plaintiff seeks damages, restitution, disgorgement of profits, attorneys’ fees and costs, and miscellaneous other relief.   On November 18, 2008, the Court informed the parties that the case would be stayed for 180 days and requested that they file a status report thereafter so the Court might consider whether the stay should be extended. Plaintiff thereafter indicated that she intended to file an amended derivative complaint after the Company filed its amended Annual Report on Form 10-K for the year ended December 31, 2007, including a restatement of its 2007 financial results.  On June 2, 2009, the Court lifted the stay and ordered the plaintiff to file her amended derivative complaint no later than two weeks after the Company filed its restated 2007 financials. On August 25, 2009, plaintiff filed an amended complaint that includes additional allegations based on the Company’s August 11, 2009 Form 10-K/A. However, the amended complaint does not assert any new legal claims, and omits plaintiff’s previously asserted claim for corporate waste. Defendants moved to dismiss the amended complaint on October 8, 2009. Plaintiff filed her opposition on November 23, 2009, and the defendants filed their reply on December 8, 2009. The motion to dismiss is pending.

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

SEC Investigation. We voluntarily notified the Enforcement Division of the SEC of our May 19, 2008 disclosure. The SEC commenced an informal inquiry regarding the matters disclosed, and the Company has been cooperating with the SEC and voluntarily provided documents and testimony, as requested. On or about March 17, 2009, we were notified that the SEC had commenced a formal investigation of the Company as of October 2008. The Company is continuing to cooperate with the SEC in its formal investigation.

Legacy Aether IPO Litigation. The Company was among the hundreds of defendants named in a series of securities class action lawsuits brought in 2001 against issuers and underwriters of technology stocks that had initial public offerings during the late 1990’s. These cases were consolidated in the United States District Court for the Southern District of New York under the caption, In Re Initial Public Offerings Litigation, Master File 21 MC 92 (SAS). As to NexCen, these actions were filed on behalf of persons and entities that acquired the Company’s stock after our initial public offering in October 20, 1999. Among other things, the complaints claimed that prospectuses, dated October 20, 1999 and September 27, 2000 and issued by the Company in connection with the public offerings of common stock, allegedly contained untrue statements of material fact or omissions of material fact in violation of securities laws. The complaint alleged that the prospectuses failed to disclose that the offerings’ underwriters had solicited and received from certain of their customers additional and excessive fees, commissions and benefits beyond those listed in the arrangements, which were designed to maintain, distort and/or inflate the market price of the Company’s common stock in the aftermarket. The actions sought unspecified monetary damages and rescission. NexCen reserved $0.5 million for the estimated exposure for this matter.

In March 2009, the parties, including NexCen, reached a preliminary global settlement of all 309 coordinated class actions cases under which defendants would pay a total of $586 million (the “Settlement Amount”) to the settlement class in exchange for plaintiffs releasing all claims against them. Under the proposed terms of this settlement, NexCen’s portion of the Settlement Amount would be paid by our insurance carrier. In October 2009, the district court issued a decision granting final approval of the settlement. Because NexCen has no out-of-pocket liability under the approved settlement, we no longer maintain the reserve of $0.5 million. We recorded the reversal of this reserve in income from discontinued operations in 2009. On October 23, 2009, certain objectors filed a petition to the U.S. Court of Appeals for the Second Circuit to appeal the class certification order on an interlocutory basis. Two other notices of appeal were filed by nine other objectors.  Plaintiffs, underwriter defendants, and the issuer defendants filed opposition papers.  The appeals are pending.

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

(b)  OPERATING LEASES

We are obligated under non-cancelable operating leases for office space that expire at various dates through 2017 for our continuing and discontinued operations. Future minimum lease payments under non-cancelable operating leases and related sublease rent commitments as of December 31, 2009 are as follows (in thousands):

	For the Year Ending December 31,
	2010	2011	2012	2013	2014	Thereafter
Gross lease commitments	$1,485	$1,461	$1,449	$1,497	$1,512	$3,763
Less sub-leases	(399)	(408)	(389)	(412)	(427)	(1,431)
Lease commitments, net	$1,086	$1,053	$1,060	$1,085	$1,085	$2,332

In January 2010, we reached an agreement in principle to revise the lease on our principal executive office in New York, New York to reduce the rent by approximately $50,000 per month. Based on the revised lease terms, the above future minimum lease payments under non-cancellable operating leases will be reduced by approximately $0.6 million per year through 2017.

Rent expense related to continuing operations under operating leases was approximately $1.0 million and $0.9 million for the years ended December 31, 2009 and 2008, respectively. We recognize rent expense on a straight-line basis over the lease period based upon the aggregate lease payments. We determine the lease period as the original lease term without renewals, unless and until the exercise of lease renewal options is reasonably assured, and also include any period provided by the landlord as a “free rent” period. Aggregate lease payments include all rental payments specified in the contract, including contractual rent increases.

The sublease amounts shown above pertain to certain leases related to the Waverly business and the MaggieMoo’s direct Lease Obligations. Notwithstanding the sale of Waverly in October 2008, we remain obligated on the lease for the Waverly showroom, but sublet the space to third parties through the lease expiration on February 28, 2018. After the sale of the Bill Blass business in December 2008, we also remained obligated on a lease for the Bill Blass showroom which expires in January 2014. However, on June 11, 2009, we made a one-time payment of approximately $0.2 million in order to assign the lease to a third party.

Deferred rent, which represent the value of rent concessions, rent escalations and tenant improvements provided by the lessors, was $1.4 million at December 31, 2009 and $1.5 million at December 31, 2008. We will record these amounts as rent expense on a straight-line basis over the lives of the respective leases.

(15) DISCONTINUED OPERATIONS

In 2008, we narrowed our business model to operate in a single business segment: Franchising. Previously, we had owned and licensed two brands, Bill Blass and Waverly, which constituted our Consumer Branded Products business.

In May 2008, we discontinued all acquisition activities that we conducted through UCC Capital, which also earned loan servicing revenue.

On October 3, 2008, the Company and certain of our subsidiaries sold all of the assets associated with the Waverly business (including the Gramercy and Village brands) to Iconix Brand Group, Inc. for approximately $26 million in cash and the assumption of certain liabilities. As a result of the sale of the business, we recorded a loss of $1.5 million.

On December 24, 2008, the Company and certain of its subsidiaries sold substantially all of the assets associated with the Bill Blass licensing business to Peacock International Holdings, LLC for $10 million in cash. As a result of the sale of the business, we recorded a loss of approximately $9.1 million, net of deferred tax benefits of $4.2 million.

In 2009, we recorded the reversal of a $0.5 million reserve related to the Legacy Aether IPO Litigation settlement. See Note 14(a) – Legal Proceedings. We reflected this amount as an offset to operating costs and expenses within income from discontinued operations.

The table below shows the discontinued operations for the year ended December 31, (in thousands):
	2009	2008
Revenues	$–	$13,905
Operating expenses	202	(15,075)
Impairment of intangible assets (1)	–	(104,396)
Operating income (loss)	202	(105,566)
Other income (expense), net	76	(3,909)
Minority interest	–	2,117
Income (loss) before income taxes	278	(107,358)
Current income tax benefit (expense)	233	(352)
Deferred tax benefit	–	16,117
Net income (loss) from discontinued operations	511	(91,593)
Loss on disposal of discontinued operations, net of income tax benefit of $0 and $4,158, respectively	–	(10,614)
Net income (loss) from discontinued operations	$511	$(102,207)

(1)	Includes impairment of UCC Capital of $37.5 million (see Note 6 – Goodwill, Trademarks and Other Intangible Assets) and impairments relating to Consumer Brands of $66.9 million.

(16) QUARTERLY UNAUDITED FINANCIAL INFORMATION (in thousands except share data):

Statement of Operations
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Revenues	$11,960	$11,781	$10,827	$10,551
Operating expenses	(10,154)	(10,179)	(9,139)	(9,441)
Operating income	1,806	1,602	1,688	1,110
Non-operating expense	(2,464)	(2,299)	(2,577)	(1,819)
Loss from continuing operations before income taxes	(658)	(697)	(889)	(709)
Income tax expense	(74)	(81)	(102)	(138)
Loss from continuing operations	(732)	(778)	(991)	(847)
(Loss) income from discontinued operations, net of taxes	(133)	362	(22)	304
Net loss	$(865)	$(416)	$(1,013)	$(543)

Loss from continuing operations per common share basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.02)
Income (loss) from discontinued operations per common share basic and diluted	(0.00)	0.00	(0.00)	0.01
Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	56,671	56,952	56,952	56,952

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenues	$10,225	$11,924	$12,164	$12,643
Operating expenses	(12,781)	(125,295)[1]	(41,079)[2]	(15,018)
Operating loss	(2,556)	(113,371)	(28,915)	(2,375)
Non-operating expense	(2,549)	(3,470)	(3,300)	(3,030)
Loss from continuing operations before income taxes	(5,105)	(116,841)	(32,215)	(5,405)
Income tax (expense) benefit	(1,267)	4,019	(72)	3,314
Loss from continuing operations	(6,372)	(112,822)	(32,287)	(2,091)
Income (loss) from discontinued operations, net of taxes	1,067	(83,027)	(6,067)	(14,180)
Net loss	$(5,305)	$(195,849)	$(38,354)	$(16,271)

Loss from continuing operations per common share basic and diluted	$(0.11)	$(1.99)	$(0.57)	$(0.04)
Income (loss) from discontinued operations per common share basic and diluted	0.02	(1.47)	(0.11)	(0.25)
Net loss per share - basic and diluted	$(0.09)	$(3.46)	$(0.68)	$(0.29)

Weighted average shares outstanding – basic and diluted	56,267	56,621	56,639	56,671

(1)	Includes impairment of intangible assets of $109,733.
(2)	Includes impairment of intangible assets of $28,148.

(17) ACQUISITION OF GREAT AMERICAN COOKIES

In January 2008, we acquired substantially all of the assets of Great American Cookie Company Franchising, LLC and Great American Manufacturing, LLC (collectively, “Great American Cookies”) for the purchase price of approximately $95.5 million, consisting of $89.0 million in cash and 1,099,290 shares of the Company’s common stock (valued at $4.24 per share which was the closing price of one share of the Company’s common stock on January 29, 2008). In addition, pursuant to a settlement agreement with certain franchisees, the Company issued 300,000 warrants to purchase shares of the Company’s common stock valued at $3.28 per warrant. The Company funded the $89.0 million cash portion of the purchase price with $70.0 million borrowed pursuant to the January 2008 Amendment and $20.0 million of cash on hand. The Company allocated the purchase price of the assets acquired and liabilities assumed at the estimated fair values at the acquisition date.

The final purchase price allocation is as follows (in thousands):

Purchase price:
Cash payments	$89,028
Stock consideration	5,690
Direct acquisition costs	769
Total purchase price	$95,487

Allocation of purchase price:
Trademarks	$43,500
Goodwill	1,719
Franchise agreements	780
Supply/Customer Relationship	45,000
Assets acquired	5,013
Total assets acquired	96,012
Total liabilities assumed	(525)
Net assets acquired	$95,487

See Note 6 – Goodwill, Trademarks and Other Intangible Assets for impairment charges recorded in 2008 relating to the above noted intangible assets.

(18) ACQUISITIONS RELATED TO BILL BLASS

In February 2008, the Company repurchased one half of DEHC’s minority interest, equaling 5%, in BB Jeans, LLC (formerly known as Bill Blass Jeans, LLC) for $1.25 million. We priced this interest using the same valuation as when DEHC purchased its initial 10% interest in BB Jeans, LLC in February 2007.

In order to have greater control of the Bill Blass brand and conduct a more comprehensive sales process, on July 11, 2008, the Company acquired all of the membership interests of the limited liability company Bill Blass, Ltd. LLC, which owned and operated the Bill Blass couture business pursuant to a royalty-free license from the Company (“Bill Blass Couture”). The purchase price paid at closing was comprised of nominal consideration and the Company’s assumption of a nominal amount of net liabilities, excluding amounts owed by Bill Blass Couture to the Company. Starting in January 2008, the Company made loans, advances and investments of approximately $2.2 million to Bill Blass Couture. Following the sale of the Bill Blass licensing business, on December 31, 2008, Bill Blass Couture (which remained an indirect subsidiary of the Company) filed for liquidation under Chapter 7 of the United States Bankruptcy Code. The Company did not recover any of the $2.2 million of loans, advances or investments to Bill Blass Couture.

(19) PRO FORMA INFORMATION RELATED TO GREAT AMERICAN COOKIES ACQUISITION (Unaudited)

We have prepared the following unaudited supplemental pro forma consolidated summary of operating data (the "As Adjusted” amounts) for 2008 by adjusting the historical data as set forth in the accompanying consolidated statements of operations for the year ended December 31, 2008 to give effect to the 2008 acquisition of Great American Cookies as if it had occurred on January 1, 2008 (in thousands except share data):
	2008
	As Reported	As Adjusted

Revenues	$46,956	$49,051
Operating loss	$(147,217)	$(146,366)
Net loss	$(255,779)	$(255,504)
Basic and diluted loss per share	$(4.52)	$(4.52)

We have provided this unaudited pro forma information for informational purposes only and do not purport it to be indicative of the results of operations that would have occurred if the acquisition had been completed on the date set forth above, nor is it necessarily indicative of future operating results.  The “As Reported” and “As Adjusted” amounts for 2008 include (1) impairment charges of $137.9 million (2) losses from discontinued operations of $102.2 million (3) special investigation expenses of $3.9 million (4) restructuring charges of $1.1 million and (5) financing charges of $1.8 million.

(20) SEGMENT REPORTING

The Company operates in one segment: Franchising. Our Consolidated Financial Statements present the results of our franchising business as continuing operations for each of the years in the two-year period ended December 31, 2009. We present the results of the Consumer Branded Products business that we sold in 2008 and the UCC Capital business that we discontinued in 2008 as discontinued operations.

We earn most of our revenue from franchisees and licensees operating in the United States. International revenues were $5.4 million or 11.9% of total revenues in 2009 and $3.6 million or 7.7% of total revenues in 2008.

(21) SUBSEQUENT EVENTS

On January 14, 2010, February 10, 2010, and March 12, 2010, respectively, BTMUCC and the Company amended the BTMUCC Credit Facility.  For additional information, see Note 9 – Debt.

In January 2010, we reached an agreement in principle to revise the lease on our principal executive office in New York, New York.  For additional information, see Note 14(b) – Operating Leases.

On March 4, 2010, we resolved a pending litigation with the former owners of MaggieMoo’s. Pursuant to the terms of the acquisition, the former owners were to receive additional consideration of $0.8 million pursuant to an earn-out provision which was payable on March 31, 2008.  NexCen had not paid the earn-out due to on-going disputes between the parties regarding certain indemnification claims with which NexCen sought to offset the earn-out. The parties reached a settlement whereby NexCen agreed to pay a total amount of $0.4 million to the former owners of MaggieMoo’s with $0.2 million due on March 5, 2010 and $37,500 payable in five quarterly payments beginning on June 30, 2010 and ending on June 30, 2011. In the event we default on any of our payments, we will be obligated to pay a total amount of $0.5 million less any payments made under the terms of the settlement agreement. As a result of the settlement agreement, we recorded $0.2 million as other income in 2009 which represents the net difference between the settlement amount and the earn-out amount as offset by $0.2 million of indemnity claims.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2009. Disclosure controls and procedures refer to controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes of conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on the evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

(c) Changes in Internal Control Over Financial Reporting

Since the filing with the SEC on November 16, 2009 of our Quarterly Report on  Form 10-Q for the period ended September 30, 2009, we have fully remediated all material weaknesses over our financial reporting as of December 31, 2009. By the end of 2009, we consolidated all accounting functions at NFM, our principal operating facility in Norcross, Georgia. We supplemented our NFM accounting staff with additional accounting personnel having the appropriate level of technical expertise in GAAP and public reporting in order to transition all corporate accounting functions previously conducted in our New York headquarters to our NFM offices.

ITEM 9B. OTHER INFORMATION

The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on December 1, 2009.  At the Annual Meeting, the stockholders acted upon the following matters:

1.
The stockholders elected five directors to hold office until the 2010 Annual Meeting of Stockholders or until their successors are elected and qualified.  A separate tabulation with respect to each nominee is as follows.

Nominees	For	Against	Abstain
David S. Oros	29,129,002	8,685,097	408,141
James T. Brady	26,513,382	11,300,226	408,632
Paul Caine	26,557,428	11,252,357	412,455
Edward J. Mathias	26,547,790	11,264,495	409,955
George P. Stamas	26,573,753	11,234,558	413,929

2.	The stockholders ratified the appointment of KPMG LLP as NexCen’s independent registered public accounting firm for the fiscal year ending December 31, 2009 as follows:

For	Against	Abstain
27,043,210	11,064,308	114,722

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements required by this item are included in this Report beginning on page 32.

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
*4.2
Registration Rights Agreement dated June 5, 2006, by and among Aether Holdings, Inc. and the stockholders listed on Exhibit A thereto.  (Designated as Exhibit 10.6 to the Form 8−K filed on June 7, 2006)

*4.3
Registration Rights Agreement dated November 7, 2006, by and among NexCen Brands, Inc., Robert Corliss and Athlete’s Foot Marketing Associates, LLC.  (Designated as Exhibit 4.2 to the Form 8−K filed on November 14, 2006)

*4.4
Registration Rights Agreement dated February 15, 2007, by and among NexCen Brands, Inc., Haresh Tharani, Mahesh Tharani, Michael Groveman and Designer Equity Holding Company, LLC.  (Designated as Exhibit 4.2 to the Form 8-K filed on February 21, 2007)

*4.5
Registration Rights Agreement dated February 28, 2007, by and among NexCen Brands, Inc. and the holders of the outstanding limited liability company interests of MaggieMoo’s International, LLC.  (Designated as Exhibit 4.1 to the Form 8-K filed on March 6, 2007)

*4.6
Registration Rights Agreement dated August 7, 2007, by and among NexCen Brands, Inc., Pretzelmaker Franchising, LLC, and Pretzel Time Franchising, LLC.  (Designated as Exhibit 4.1 to the Form 8−K filed on August 8, 2007)

*4.7
Registration Rights Agreement dated January 29, 2008, by and among NexCen Brands, Inc., Great American Cookie Company Franchising, LLC and Great American Manufacturing, LLC.  (Designated as Exhibit 4.1 to the Form 8−K filed on January 29, 2008)

*4.8	Registration Rights Agreement dated January 29, 2008, by and between NexCen Brands, Inc. and BTMU Capital Corporation. (Designated as Exhibit 4.4 to the Form 8−K filed on January 29, 2008)
*+4.9	Stock Purchase Warrant dated June 5, 2006, issued to Robert D’Loren. (Designated as Exhibit 10.2 to the Form 8−K filed on June 7, 2006)
*4.10	Stock Purchase Warrant dated June 5, 2006, issued to Jefferies & Company, Inc. (Designated as Exhibit 10.3 to the Form 8−K filed on June 7, 2006)
*4.11	Common Stock Warrant dated November 7, 2006, issued to Robert Corliss. (Designated as Exhibit 4.1 to the Form 8−K filed on November 14, 2006)
*4.12	Common Stock Warrant dated February 15, 2007, issued to Designer Equity Holding Company, LLC. (Designated as Exhibit 4.1 to the Form 8-K filed on February 21, 2007)
*4.13	Common Stock Warrant dated May 2, 2007, issued by NexCen Brands, Inc. to Ellery Homestyles, LLC. (Designated as Exhibit 4.1 to the Form 8-K filed on May 8, 2007)
*4.14	Form of Common Stock Warrant issued by NexCen Brands, Inc. to certain Franchisees on January 29, 2008. (Designated as Exhibit 4.2 to the Form 8−K filed on January 29, 2008)
*4.15	Common Stock Warrant dated January 29, 2008, issued to BTMU Capital Corporation. (Designated as Exhibit 4.3 to the Form 8−K filed on January 29, 2008)
*9.1	Voting Agreement dated November 7, 2006, by and between NexCen Brands, Inc. and Robert Corliss. (Designated as Exhibit 9.1 to the Form 8−K filed on November 14, 2006)
*9.2	Voting Agreement dated November 7, 2006, by and between NexCen Brands, Inc. and Athlete’s Foot Marketing Associates, LLC. (Designated as Exhibit 9.2 to the Form 8−K filed on November 14, 2006)
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

*+10.1	2006 Management Bonus Plan. (Designated as Exhibit 10.4 to the Form 8−K filed on June 7, 2006)
*+10.2	2006 Long-Term Equity Incentive Plan. (Designated as Exhibit 10.1 to the Form 8−K filed on November 1, 2006)
*+10.3	Form of 2006 Long-Term Equity Incentive Plan Director Stock Option Award Agreement. (Designated as Exhibit 10.15 to the Form 10-K filed on March 16, 2007)
*+10.4	Form of 2006 Long-Term Equity Incentive Plan Employee/Management Stock Option Award Agreement. (Designated as Exhibit 10.16 to the Form 10-K filed on March 16, 2007)

*+10.5	Separation Agreement dated August 15, 2008 by and between NexCen Brands, Inc. and Robert W. D’Loren. (Designated as Exhibit 10.1 to the Form 8-K filed on August 19, 2008)

*+10.6	Separation Agreement dated April 28, 2008, by and between NexCen Brands, Inc. and David Meister. (Designated as Exhibit 10.9 to the Form 10-K/A filed on August 11, 2009)

*+10.7	Separation and General Release Agreement dated August 14, 2008, by and between NexCen Brands, Inc. and James Haran. (Designated as Exhibit 10.4 to the Form 8-K filed on August 19, 2008)

*+10.8	Separation Agreement and Release of Claims dated June 26, 2008, by and between NexCen Brands, Inc. and Charles A. Zona. (Designated as Exhibit 10.1 to the Form 8-K filed on June 27, 2008)
*+10.9	Employment Agreement dated August 29, 2007, by and between NexCen Brands, Inc. and Sue Nam. (Designated as Exhibit 10.1 to the Form 10-Q filed on November 9, 2007)

+10.10	Amendment No. 1 to Employment Agreement dated July 15, 2008, by and between NexCen Brands, Inc. and Sue Nam. (Designated as Exhibit 10.15 to the Form 10-K filed on October 6, 2009)
+10.11	Amendment No. 2 to Employment Agreement dated September 26, 2008, by and between NexCen Brands, Inc. and Sue Nam. (Designated as Exhibit 10.16 to the Form 10-K filed on October 6, 2009)
*+10.12	Employment Agreement dated March 19, 2008, by and between NexCen Brands, Inc. and Kenneth J. Hall. (Designated as Exhibit 10.2 to the Form 8-K filed on August 19, 2008)
*+10.13	Amendment No. 1 to Employment Agreement dated August 15, 2008, by and between NexCen Brands, Inc. and Kenneth J. Hall. (Designated as Exhibit 10.3 to the Form 8-K filed on August 19, 2008)
*+10.14
Employment Agreement dated  November 12, 2008, by and between NexCen Brands, Inc., NexCen Franchise Management, Inc. and Mark Stanko.  (Designated as Exhibit 10.1 to the Form 8-K filed on November 12, 2008)

+10.15	Amended and Restated Employment Agreement effective as of June 30, 2009 by and between NexCen Brands, Inc. and Chris Dull. (Designated as Exhibit 10.22 to the Form 10-K filed on October 6, 2009)
*10.16
Amended and Restated Security Agreement, by and among NexCen Holding Corp., the Subsidiary Borrowers parties thereto and BTMU Capital Corporation, dated August 15, 2008.  (Designated as Exhibit 10.1 to the Form 8-K filed on August 21, 2008)

*10.17
First Amendment to Amended and Restated Security Agreement by and among NexCen Brands, Inc., NexCen Holding Corp., the Subsidiary Borrowers parties thereto and BTMU Capital Corporation dated September 11, 2008.  (Designated as Exhibit 10.16 to the Form 10-K/A filed on August 11, 2009)

*10.18
Second Amendment to Amended and Restated Security Agreement by and among NexCen Brands, Inc., NexCen Holding Corp., the Subsidiary Borrowers parties thereto and BTMU Capital Corporation dated December 24, 2008.  (Designated as Exhibit 10.1 to the Form 8-K filed on December 29, 2008)

*10.19
Amended and Restated Note Funding Agreement, by and among NexCen Holding Corporation, the Subsidiary Borrowers Parties thereto, NexCen Brands, Inc. and BTMU Capital Corporation, dated August 15, 2008.  (Designated as Exhibit 10.2 to the Form 8-K filed on August 21, 2008)

*10.20
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

*10.24
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

*10.29
Amended and Restated Supply Management Agreement, by and between NB Supply Management Corp. and GAC Manufacturing, LLC, dated August 15, 2008.  (Designated as Exhibit 10.12 to the Form 8-K filed on August 21, 2008)

*10.30
Omnibus Amendment dated January 27, 2009 by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, the Managers parties thereto, and BTMU Capital Corporation.  (Designated as Exhibit 10.1 to the Form 8-K filed on January 29, 2009)

*10.31
Waiver and Omnibus Amendment dated July 15, 2009 by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, the Managers parties thereto, and BTMU Capital Corporation.  (Designated as Exhibit 10.1 to the Form 8-K filed on July 20, 2009)

*10.32
Omnibus Amendment dated August 6, 2009 by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, the Managers parties thereto, and BTMU Capital Corporation.  (Designated as Exhibit 10.3 to the Form 8-K filed on August 6, 2009)

*10.33
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

*10.35
Settlement and Release Agreement dated January 29, 2008 by and among NexCen Brands, Inc., Great American Cookie Company Franchising, LLC, Mrs. Fields Famous Brands, LLC, Mrs. Fields Original Cookies, Inc. and certain Franchisees. (Designated as Exhibit 10.1 to the Form 8−K filed on January 29, 2008)

*+10.36	Offer Letter dated September 14, 2009 by and between NexCen Brands, Inc. and Brian Lane (Designated as Exhibit 10.1 to the Form 8-K filed on October 8, 2009)
*+10.37	Amendment No. 1 to Employment Agreement by and between NexCen Brands, Inc. and Mark Stanko, dated December 14, 2009 (Designated as Exhibit 10.1 to the Form 8-K filed on December 18, 2009)
*+10.38	Amendment No. 3 to Employment Agreement by and between NexCen Brands, Inc. and Sue Nam, dated December 15, 2009 (Designated as Exhibit 10.2 to the Form 8-K filed on December 18, 2009)
*10.39
Waiver and Sixth Amendment dated January 14, 2010, by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, and BTMU Capital Corporation (Designated as Exhibit 10.1 to the Form 8-K filed on January 15, 2010)

*10.40
Waiver and Seventh Amendment dated February 10, 2010, by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, and BTMU Capital Corporation (Designated as Exhibit 10.1 to the Form 8-K filed on February 12, 2010)

*10.41
Waiver and Eighth Amendment dated March 12, 2010, by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, and BTMU Capital Corporation (Designated as Exhibit 10.1 to the Form 8-K filed on March 17, 2010)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on  March 26, 2010.

NEXCEN BRANDS, INC.

By:	/s/ Kenneth J. Hall
KENNETH J. HALL
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David S. Oros	Chairman of the Board	March 26, 2010
DAVID S. OROS

/s/ Kenneth J. Hall	Chief Executive Officer	March 26, 2010
KENNETH J. HALL

/s/ Mark E. Stanko	Chief Financial Officer	March 26, 2010
MARK E. STANKO

/s/ Brian D. Lane	Chief Accounting Officer	March 26, 2010
BRIAN D. LANE

/s/ James T. Brady	Director	March 26, 2010
JAMES T. BRADY

/s/ Paul Caine	Director	March 26, 2010
PAUL CAINE

/s/ Edward J. Mathias	Director	March 26, 2010
EDWARD J. MATHIAS

/s/ George P. Stamas	Director	March 26, 2010
GEORGE P. STAMAS