Form 10-K/A
period 2009-12-31
NexCen Brands, Inc.
filed 2010-04-29
CIK 1093434

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
Yes ☐ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $9,869,307 ($.18 per share) as of June 30, 2009.

As of April 1, 2010, 56,951,730 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

NEXCEN BRANDS, INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2009

INDEX

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (this “Form 10-K/A”) of NexCen Brands, Inc. (the “Company,” “we,” “our,” or “NexCen”), which was originally filed with the Securities and Exchange Commission (“SEC”) on March 26, 2010, is being filed solely to include the information required by Part III of Form 10-K pursuant to General Instruction G(3) of Form 10-K because the Company’s definitive proxy statement for its 2010 annual meeting will be filed more than 120 days after the end of the Company’s fiscal year. The original Form 10-K is also amended hereby to delete the reference on the cover page thereof to the incorporation by reference of the definitive proxy statement in Part III of such report. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also includes the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Since no financial statements are contained within this Form 10-K/A, we do not include the certifications pursuant to Section 906 of Sarbanes-Oxley.

Except as described in this Explanatory Note, no other information in the original Form 10-K is modified or amended hereby, and this Form 10-K/A does not otherwise reflect events occurring after the original filing date of March 26, 2010.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table lists the names and ages of NexCen’s incumbent directors and executive officers. Each of our incumbent directors will continue in office until the next annual meeting or until his earlier resignation, removal or death. There are no arrangements or understandings known to us between any of the individuals listed below and any other person pursuant to which he or she was or is to be selected as a director or an officer, other than any arrangements or understandings with directors or officers of NexCen acting solely in their capacities as such.

Name	Age	Position
David S. Oros	50	Chairman of the Board

Kenneth J. Hall	52	Chief Executive Officer

Mark E. Stanko	48	Chief Financial Officer and Treasurer

Sue J. Nam	40	General Counsel and Secretary

Chris Dull	37	President, NexCen Franchise Management, Inc. (“NFM”)

James T. Brady	70	Director, Audit Committee (Chairman), Compensation Committee, Nominating/Corporate Governance Committee (Chairman)

Paul Caine	46	Director, Audit Committee, Nominating/Corporate Governance Committee, Strategy Committee[1]

Edward J. Mathias	68	Director, Audit Committee, Compensation Committee (Chairman), Strategy Committee

George P. Stamas	60	Director, Strategy Committee (Chairman)

(1)
On February 22, 2010, the Board of Directors established an ad hoc Strategy Committee, consisting of George P. Stamas (Chairman), Paul Caine and Edward Mathias, to lead discussions on behalf of the Board of Directors regarding possible transactions for the maximization of the Company’s value for its stakeholders.

Biographical Information for Our Directors and Executive Officers

Set forth below is biographical information for our directors and executive officers.

David S. Oros founded the Company in 1996, and currently serves as our Chairman of the Board of Directors. From 1996 until June 2006, Mr. Oros served as our Chief Executive Officer. From 1994 until 1996, Mr. Oros was President of NexGen Technologies, L.L.C., a wireless software development company that contributed all of its assets to the Company. From 1992 until 1994, he was President of the Wireless Data Group at Westinghouse Electric. Prior to that, from 1982 until 1992, Mr. Oros was at Westinghouse Electric directing internal research and managing large programs in advanced airborne radar design and development. Mr. Oros received a B.S. in mathematics and physics from the University of Maryland. Mr. Oros is currently a managing partner for Global Domain Partners, LLC. Other current directorships of public companies or registered investment company:  Evolving Systems, Inc.  Prior directorships held during the past five years: Broadwing Corporation and uVuMobile, Inc.

Mr. Oros’ qualifications include having historical knowledge of the Company, broad experience in business, and knowledge of public and private capital markets.

James T. Brady was elected director of the Company on June 28, 2002. Since 2000, Mr. Brady has served as the Managing Director - Mid-Atlantic, for Ballantrae International, Ltd., a management consulting firm, and was an independent business consultant from May 1998 until 2000. From May 1995 to May 1998, Mr. Brady was the Secretary of the Maryland Department of Business and Economic Development. Prior to May 1995, Mr. Brady was a managing partner with Arthur Andersen LLP in Baltimore, Maryland. Mr. Brady received a B.A. from Iona College.  Other current directorships of public companies or registered investment company:  McCormick & Company, Inc., Constellation Energy Group, Inc. and T. Rowe Price Group.

Mr. Brady’s qualifications include having knowledge and experience in accounting and corporate governance issues, including through 33 years with Arthur Andersen LLP (including twenty years as an audit partner) and membership on the board and audit committees of several public companies since 1998.

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

Mr. Caine’s qualifications include having over 20 years of experience in marketing, media and consumer trends and knowledge in business development and operations

Edward J. Mathias was elected director of the Company on June 28, 2002. Mr. Mathias has been a managing director of The Carlyle Group, a Washington, D.C. based global private equity firm, since 1994. Mr. Mathias served as a managing director of T. Rowe Price Associates, Inc., an investment management firm, from 1971 to 1993. He received a B.A. from the University of Pennsylvania and an M.B.A. from Harvard University. Other current directorships of public companies or registered investment company:  Brown Advisory Holdings, Inc. and Cullen Agricultural Holding Corporation. Prior directorships held during the past five years: Allied Capital Corporation, Victory Acquisition Corp. and Triple Crown Acquisition Corp.

Mr. Mathias’ qualifications include having high-level leadership experience in business, knowledge of public and private capital markets, and contacts with business and governmental leaders.

George P. Stamas was elected a director of the Company on October 20, 1999. Since January 2002, Mr. Stamas has been a senior partner with the law firm of Kirkland & Ellis LLP. Also, since November 2001, Mr. Stamas has been a venture partner with New Enterprise Associates. From December 1999 until December 2001, Mr. Stamas served as the Vice Chairman of the board of directors and Managing Director of Deutsche Banc Alex Brown (now Deutsche Bank Securities). Mr. Stamas is counsel to, and a limited partner of, the Baltimore Orioles baseball team and also of Lincoln Holdings, which holds interests in the Washington Wizards and Washington Capitals. He received a B.S. in economics from the Wharton School of the University of Pennsylvania and a J.D. from the University of Maryland Law School.  Other current directorships of public companies or registered investment company: FTI Consulting, Inc.

Mr. Stamas’ qualifications include having over 30 years of experience in corporate law, including planning and structuring complex business transactions and counseling corporations and boards of directors on corporate governance matters and crisis situations.

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

Chris Dull joined the Company on February 28, 2007 as Executive Vice President of QSR Franchising of NFM. On May 22, 2007, he was promoted to President of the QSR Division of NFM. He then was appointed President of NFM on August 31, 2007 and appointed an executive officer of NexCen on February 13, 2009. Prior to joining the Company, Mr. Dull most recently served as the Executive Vice President for Marble Slab Creamery, Inc. from 2004 to 2007 and served as Vice President of Franchise Development for Marble Slab Creamery, Inc. from 1999 to 2004. Mr. Dull began his career in franchise management with Marble Slab Creamery, where he held positions of increasing responsibility over 13 years.  Mr. Dull received a B.A. from Baylor University.

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

•	considering the adequacy of the Company's internal accounting controls and audit procedures;

•	approving (or, as permitted, pre-approving) all audit and non-audit services to be performed by the independent registered public accounting firm; and

•	providing an avenue of communication among the independent auditors, management, employees and the Board of Directors.

The members of the Audit Committee are Messrs. Brady, Caine and Mathias, with Mr. Brady serving as its chairman. The Board of Directors has determined that the members of the Audit Committee satisfy the “independence” and “financial literacy” requirements for audit committee members as set forth by the SEC.

The Board of Directors also determined that Mr. Brady is an audit committee financial expert, as defined by Item 407 of Regulation S-K, and is independent of management, as defined by Rule 10A-3(b)(1) of the Exchange Act. We believe that Mr. Brady is qualified to be an “audit committee financial expert” because he has the following attributes: (i) an understanding of GAAP and financial statements, (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, and experience actively supervising one or more persons engaged in such activities, (iv) an understanding of internal control over financial reporting and (v) an understanding of audit committee functions. Mr. Brady acquired these attributes by having held various positions that provided the relevant experience, including 33 years with Arthur Andersen LLP (including twenty years as an audit partner) and membership on the audit committees of several public companies since 1998. Mr. Brady also currently serves on the audit committees of three other public companies, but the Board of Directors has determined that such service does not affect his independence, responsibilities or duties as a member of the Audit Committee.

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

Ad Hoc Committees of the Board of Directors

Strategy Committee

On February 22, 2010, the Board of Directors established an ad hoc Strategy Committee, consisting of Messrs. Stamas (Chairman), Caine and Mathias. The Strategy Committee does not have a formal charter. It serves an advisory function for the Board of Directors regarding possible transactions for the maximization of the Company’s value for its stakeholders.

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

Each of our directors in 2009, other than Messrs. Oros and Stamas, qualified as “independent” in accordance with the Company’s independence standard. In making their affirmative determination of independence for 2009, the directors reviewed and discussed information provided by the directors and management with regard to each director’s business and personal activities as they relate to NexCen and NexCen’s management. Mr. Oros was employed by the Company, and, as such, did not qualify as an independent director. The Board of Directors determined that Mr. Stamas should not be considered an independent director in view of the business relationship between the Company and Kirkland & Ellis LLP, one of the Company’s outside counsel. Mr. Stamas’ business relationship with the Company is described in Item 13 under the caption “Certain Related Party Transactions for 2009.” All members of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee are independent directors.

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

Based solely on a review of the copies of such reports of ownership received by us and certifications from our executive officers and directors, we believe that during fiscal year 2009 all filing requirements applicable to our executive officers, directors and such greater than ten percent stockholders were complied with on a timely basis other than the following: a late report on Form 4 for Messrs. Oros, Brady, Caine, Mathias and Stamas each reporting the grant on November 19, 2009 of 150,000 options to acquire the Company’s common stock. The reports for Messrs. Oros, Caine, Mathias and Stamas were each filed on November 30, 2009, and the report for Mr. Brady was filed on December 1, 2009.

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

No waivers were reviewed or authorized in 2009. The Company’s Corporate Governance Guidelines, our general code of ethics, our code of ethical conduct for senior financial officers, and the Policy and Procedures with respect to Related Persons Transactions, as well as the charters for our Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee, are available on our website. This information is also available in print upon written request to our corporate secretary at the address of our corporate headquarters office in New York City.

ITEM 11. EXECUTIVE COMPENSATION

The following is the Compensation Discussion and Analysis and Compensation Committee Report.

Compensation Discussion and Analysis

Overview

In May 2008, the Company disclosed issues related to our debt structure that placed the very future of the Company in doubt. The Company’s efforts to address the challenges that we faced led to extensive changes in the composition of our executive management and a reduction in staff, especially in our New York office. As a result, the overriding factor in the Company’s compensation decisions in the latter half of 2008 and in 2009 was to smoothly transition the management team and to retain certain key executives and employees whom management and/or the Board of Directors identified as being crucial to the Company’s turn-around strategy, transition plans and on-going operations.

In 2009, we entered into amendments to existing employment agreements of certain of our executive officers as a means to ensure key executive retention. Each amendment was negotiated directly with the executive officers by the Company’s Chief Executive Officer, and in all cases was ultimately reviewed and approved by the Compensation Committee. The amendments generally provided for cash bonuses (in the form of quarterly cash bonuses or event specific cash bonuses) and increased severance payments upon certain specified events. As discussed below under the caption “Elements of Compensation,” we believe the changes to the employment agreements were necessary to retain these key executive officers given the continued doubt as to the Company’s ability to continue as a going concern. Additional details regarding each named executive officer’s employment agreements, as amended, are provided below under the caption “Employment Agreements.”

The Company’s ultimate goal is to provide an attractive, flexible and market-based total compensation program tied to performance and aligned with shareholder interest. However, we believe that our business and strategies must stabilize and mature before we can fully understand the critical elements to our financial and operational success for which we can set appropriate metrics for short and long-term compensation. In that regard, on April 29, 2009, the Board of Directors formally terminated the 2006 Management Bonus Plan, which was established before the changes in our business and management team. No bonuses were paid under such plan since its inception.

Process for Determining Compensation

General.  Our Compensation Committee plays an integral role in shaping the Company’s overall compensation objectives, policies and practices. The Compensation Committee is responsible for, among other things, reviewing and recommending approval of the compensation of our executive officers; administering our equity incentive and stock option plans; reviewing and making recommendations to the Board of Directors with respect to incentive compensation and stock option plans; evaluating our chief executive officer's performance in light of corporate objectives; and setting our chief executive officer's compensation based on the achievement of corporate objectives.

Employment Agreements.  Each executive officer of the Company, including those named in the Summary Compensation Table in this Form 10-K/A, is employed by the Company pursuant to a written agreement of employment, which was approved by the Compensation Committee. Each employment agreement separately reflects the terms that the Compensation Committee believed were appropriate and/or necessary to retain the services of the particular executive officer, within the framework of the Company’s compensation policies. All employment agreements entered into by the Company provide the Company with protection in the form of restrictive covenants, including non-competition, non-solicitation, and confidentiality covenants, for the benefit of the Company. The Compensation Committee has considered the advisability of using employment agreements and determined that under certain circumstances it is in the best interests of the Company insofar as it permits the Company to achieve its desired goals of retaining executive talent and obtaining post employment covenants from executive officers. Some of the terms of these employment agreements were modified in connection with changed circumstances of employment. See the section captioned “Employment Agreements” below for additional information regarding each executive’s employment agreement.

Process for Approving Equity Grants. The Compensation Committee administers the Company’s 2006 Long-Term Equity Incentive Plan (the “2006 Plan”), which is the incentive plan that was approved by our stockholders in October 2006. The Compensation Committee is required to approve all grants of all awards under that plan, and has not delegated any grant authority. Under the terms of the 2006 Plan, stock options are required to be priced at the closing price of the Company’s common stock on the date of grant. Our long-term incentive plan does not permit the re-pricing of options. On February 25, 2008, the Compensation Committee established a policy to grant options on a quarterly basis on the third trading day after the Company publicly announces its quarterly financial results following each of the first three fiscal quarters of each year and after annual financial results following the fourth fiscal quarter of each year. (Previously, we did not have a policy that addressed the specific issue of whether equity grants may be approved prior to the release of material information.) From May 2008 to November 2009, during which time the Company was delayed in the filing of its periodic financial reports with the SEC, we suspended the policy of granting options on a quarterly basis and instead granted the options on the date they are approved by the Compensation Committee or as soon thereafter as permitted under applicable law, regulatory rules or Company policies. We have since resumed the policy of granting options on a quarterly basis after the Company publicly announces financial results.

Share Ownership Guidelines.  We do not currently have any requirements for any of our executive officers or other employees to own specified amounts of NexCen common stock.

Impact of Tax Policies. The Compensation Committee takes into account certain tax implications in determining the amount, form and timing of compensation to our executive officers, including Section 162(m) of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code generally limits the compensation that a corporation can deduct for payments to a chief executive officer and the four other most highly compensated executive officers to $1.0 million per officer per year. However, compensation that is “performance-based,” as defined by Section 162(m), is exempt from this limitation on deductibility. In general, compensation attributable to the exercise of stock options granted with an exercise price at or above the market price of the underlying stock at the time of the grant qualifies as performance-based compensation. In 2009, we paid our chief executive officer less than $15,000 in excess of the limitation on deductibility (excluding compensation with respect to options that if exercised at a gain would qualify, we believe, as performance-based compensation). The Compensation Committee believes that, in light of the insignificant tax impact of exceeding the limitation on deductibility for one key employee, such compensation was appropriate.

Elements of Compensation

For 2009, the principal components of compensation for our named executive officers consisted of:

•	Base salary;
•	Equity-based awards;
•	Cash bonuses;
•	Perquisites and other personal benefits; and
•	Other compensation.

These principal elements have been chosen to create a flexible package that can reward both our short and long-term performance, while providing the executive with a competitive compensation package. In previous years, we relied more heavily on our equity-based awards to attract and retain executive officers and employees. In light of the decline in our stock price and the doubt as to the Company’s ability to continue as a going concern, we provided periodic cash bonuses in 2009 to retain certain key executives and employees of the Company, whom management and/or the Board of Directors identified as being crucial to the Company’s turn-around strategy, transition plans and on-going operations. We anticipate that as the Company continues to stabilize, periodic cash bonuses for executive officers generally will not be a significant part of each person’s overall annual compensation.

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

Cash bonuses. We provide cash bonus compensation to motivate, reward and retain key executives. During 2009, we provided interim cash bonuses tied to continued employment and/or the achievement of key transactions and milestones.

Perquisites and other personal benefits. We provide certain executive officers with perquisites and other personal benefits that we and the Compensation Committee believe are reasonable to better enable us to attract and retain superior employees for key positions. Perquisites are generally granted as part of our executive recruitment and retention efforts. During 2009, our named executive officers received a limited amount of perquisites and other personal benefits that we paid on their behalf. These perquisites and other personal benefits included, among other things:

•	Payments of life, health and/or disability insurance premiums; and/or

•	Car expenses.

Other Compensation.  In addition to the compensation discussed above, we also provide our named executive officers with customary employee benefits, available to all employees, including paid time off, retirement savings plans, and health, disability and life insurance. In general, these benefits are substantially the same as those available to all of our employees.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and its discussions with management, the Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A for 2009 and the Company’s 2010 proxy statement. This Compensation Committee Report is provided by the following independent directors, who comprise the Compensation Committee:

Edward J. Mathias (Chairman)
James Brady

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of our named executive officers for the fiscal year ended December 31, 2009 and 2008.

The Company has no defined benefit plans or actuarial plans, and no non-qualified deferred compensation plans in which obligations to named executive officers remain outstanding.

Name and Principal Position(1)	Year	Salary ($)(2)	Bonus ($)(3)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)

Kenneth J. Hall	2009	$496,149	$500,000	-	$35,852	-	-	$18,619	$1,050,620
Chief Executive	2008	$369,102	$375,000	-	$86,648	-	-	$17,766	$848,516
Officer

Chris Dull	2009	$315,649	159,075	-	$72,865	-	-	$13,100	$560,689
President, NFM

Sue J. Nam	2009	$296,538	$166,000	-	$23,059	-	-	$3,163	$488,760
General Counsel	2008	$265,937	$238,000	-	$22,515	-	-	$3,954	$530,406

(1)
Mr. Hall has been the Company’s Chief Executive Officer since August 15, 2008. Mr. Hall joined the Company as the Executive Vice President, Chief Financial Officer and Treasurer on March 25, 2008. Mr. Dull has been the President of NFM since August 31, 2007, and became an executive officer of the Company on February 13, 2009. He joined the Company on February 28, 2007 as Executive Vice President of the QSR Franchising of NFM. Ms. Nam has been the Company’s General Counsel since she joined the Company on September 26, 2007 and was appointed Secretary on December 6, 2008.

(2)
Mr. Hall’s salary for the year ended December 31, 2009 is based on his annual salary of $500,000, which is paid biweekly pursuant to the Company’s payroll policy. Mr. Hall’s salary for the year ended December 31, 2008 is based on his previous annual salary of $400,000, prorated from March 25, 2008 (the date his employment commenced) to May 31, 2008, and his current base salary of $500,000, prorated from June 1, 2008 through December 31, 2008. Mr. Dull’s salary for the year ended December 31, 2009 is based on his annual salary of $318,150. Ms. Nam’s salary for the year ended December 31, 2009 is based on her annual salary of $300,000. Ms. Nam’s salary for the year ended December 31, 2008 is based on her previous annual salary of $250,000, prorated from January 1, 2008 through September 30, 2008, and her current base salary of $300,000, prorated from October 1, 2008 to December 31, 2008. See the section captioned “Employment Agreements” below for more in-depth information regarding each executive’s employment agreement.

(3)
In 2009 and 2008, Mr. Hall received a total of $500,000 and $375,000, respectively, in quarterly cash bonuses in accordance with the amendment to his employment agreement. In 2009, Mr. Dull received $159,075 in quarterly cash bonuses in accordance with his amended and restated employment agreement. In 2009, Ms. Nam received $166,000 in quarterly, retention and transactional cash bonuses in accordance with the amendments to her employment agreement. In 2008, Ms. Nam received $25,000 on March 31, 2008 pursuant to her original employment agreement, an additional $5,000 on March 31, 2008 as a discretionary interim bonus, and $208,000 in retention and transactional bonuses in the latter half of 2008 pursuant to the amendments to her employment agreement.

(4)
The amounts in the Option Awards column represent the aggregate grant date fair value of stock options granted in each respective year, as calculated under ASC Topic 718. The grant date fair values are hypothetical values and may not reflect the actual economic value the executive would realize upon exercise. Mr. Hall did not receive any stock option awards in 2009. For the year ended December 31, 2008, Mr. Hall received a grant of 250,000 stock options on June 24, 2008 in connection with his initial hire. He also received 250,000 additional stock options on August 26, 2008 in connection with his promotion to the position of Chief Executive Officer. Mr. Dull received a grant of 75,000 stock options on November 19, 2009. Ms. Nam did not receive any stock option awards in 2009. Ms. Nam received a grant of 25,000 stock options on March 19, 2008 in connection with a discretionary interim bonus and 100,000 stock options on June 24, 2008 in connection with the first amendment to her employment agreement.

(5)
For the year ended December 31, 2009, Mr. Hall received a total of $18,619 in all other compensation, comprised of the Company’s payment pursuant to his employment agreement of (i) $5,451 for the employee portion of premiums for life and health insurance and (ii) $13,168 for car expenses.  For the year ended December 31, 2008, Mr. Hall received a total of $17,766 in all other compensation comprised of (i) the Company’s payment pursuant to his employment agreement of $3,267 for the employee portion of premiums for life and health insurance and (ii) $14,499 for car expenses.  For the year ended December 31, 2009, Mr. Dull received a total of $13,100 comprised of the Company’s payment pursuant to his employment agreement of (i) $2,270 for the employee portion of premiums for life and health insurance and (ii) $10,830 for car expenses.  For the years ended December 31, 2009 and 2008, Ms. Nam received a total of $3,163 and $4,111, respectively, comprised of the Company’s payment pursuant to her employment agreement of the employee portion of premiums for life and health insurance.

Grants of Plan-Based Awards Table

During fiscal year ended December 31, 2009, we granted the following stock options to our named executive officers. We did not grant any restricted stock awards. Information with respect to each of these awards on a grant-by-grant basis is set forth in the table below. All of our stock options were granted with an exercise price equal to the fair market value of our common stock on the date of grant. Under our 2006 Plan, fair market value is defined as the closing sale price of our common stock on the date of grant.

Name	Grant Date	Number of Securities Underlying Options Granted (#)	Exercise or Base Price ($/Sh)	Expiration Date	Grant Date Fair Value of Option Awards

Chris Dull	11/19/09	75,000	$0.17	11/19/19	$12,000

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to outstanding equity-based awards at December 31, 2009 for our named executive officers. The Company has not issued any stock awards to named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Kenneth J. Hall(1)	250,000	-	-	$0.41	06/24/18	-	-	-	-
	250,000	-	-	$0.41	08/26/18	-	-	-	-

Chris Dull(2)	50,000	25,000	-	$4.79	12/06/17	-	-	-	-
	50,000	-	-	$0.41	06/24/18	-	-	-	-
	9,375	65,625	-	$0.17	11/19/19	-	-	-	-

Sue J. Nam(3)	16,667	8,333	-	$2.83	03/19/18	-	-	-	-
	100,000	-	-	$0.41	06/24/18	-	-	-	-

(1)
On June 24, 2008, Mr. Hall was granted 250,000 stock options, encompassing the initial grant of options that was supposed to have been awarded in accordance with his original employment agreement and in connection with his hire but were not issued because of delays in the filing of our periodic financial statements. The June 24, 2008 grant provided for the stock options to vest in equal tranches over four subsequent quarters measured from the date of grant and for accelerated vesting upon certain events. On August 26, 2008, in accordance with an amendment to Mr. Hall’s employment agreement in connection with his promotion to the position of Chief Executive Officer, Mr. Hall was granted 250,000 stock options. The August 26, 2008 grant provides for 125,000 of the options to vest immediately upon the grant date and 125,000 of the options to vest on February 1, 2009 with accelerated vesting upon certain events. For additional information with respect to Mr. Hall’s employment agreement and amendments thereto, see “Employment Agreements – Kenneth J. Hall.”

(2)
On December 16, 2007, Mr. Dull was granted 75,000 stock options that vest in equal amounts on the three anniversaries of grant.  On June 24, 2008, Mr. Dull was granted 50,000 stock options. The June 24, 2008 grant provided for the stock options to vest in equal tranches over four subsequent quarters measured from the date of grant and for accelerated vesting upon certain events. On November 19, 2009, Mr. Dull was granted 75,000 stock options. The November 19, 2009 grant provided for the stock options to vest in equal tranches over eight subsequent quarters measured from the date of grant and for accelerated vesting upon certain events.

(3)
On March 19, 2008, Ms. Nam was granted 25,000 stock options that vest in equal amounts on the three anniversaries of grant. On June 24, 2008, in accordance with the first amendment to Ms Nam’s employment agreement, she was granted 100,000 stock options. The June 24, 2008 grant provided for the stock options to vest in equal tranches over four subsequent quarters measured from the date of grant and for accelerated vesting upon certain events. For additional information with respect to Ms. Nam’s employment agreement and amendments thereto, see “Employment Agreements – Sue J. Nam.”

Option Exercises and Stock Vested

None of our named executive officer exercised their respective option awards during the year ended December 31, 2009.  In addition, none of our named executive officers were ever awarded restricted stock and thus had none that vested during the year ended December 31, 2009.

Employment Agreements

The form of the employment agreements for all of our executive officers holding positions at NexCen are similar in structure as an initial matter, although particular agreements have been amended due to subsequent changes in circumstances. The initial term of each of the employment agreements is three years with the agreement automatically renewing for successive one-year periods, unless either party provides at least 90 days’ advance written notice of a decision not to renew. The agreements each provide for competitive base salaries, discretionary bonus opportunities calculated as a percentage of the “Bonus Pool,” as defined in the employment agreements, and customary benefit packages. Upon termination of employment, each of the agreements provides the Company with protection in the form of restrictive covenants, including non-competition, non-solicitation, and confidentiality covenants, for the benefit of NexCen. Each agreement also provides payments and other benefits to the executive, such as the immediate vesting of all unvested options and continued health care coverage, if the executive's employment were to terminate under certain circumstances, namely by the Company without “Cause,” by the executive for “Good Reason,” by the Company not renewing the agreement, or in the event of a “Change of Control,” as these terms are defined in the employment agreements.

“Bonus Pool” is defined in each employment agreement as, with respect to any fiscal year, an amount equal to 5% of the annual net income of the Company for such fiscal year, as reported by the Company in its audited annual financial statements or any other amount authorized as the “Bonus Pool” by the Board or Compensation Committee under the 2006 Management Bonus Plan or any other management bonus plan adopted by the Company. On April 29, 2009, the Board of Directors formally terminated the 2006 Management Bonus Plan, and no bonuses have ever been paid under that plan or any other management bonus plan.

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

“Good Reason” is defined in each employment agreement as the occurrence, without the executive’s written consent, of one or more of the following events: (i) the Company reduces the amount of executive’s base salary, (ii) the Company requires that the executive  relocate his principal place of employment to a site that is more than 50 miles from the Company’s offices in New York City or Norcross, Georgia, as applicable, or the Company changes the location of our headquarters without the consent of the executive to a location that is more than 50 miles from such location, (iii) the Company materially reduces the executive’s responsibilities or removes the executive from his position other than pursuant to a termination of his employment for “Cause” or upon the executive’s death or disability, (iv) the failure or unreasonable delay of the Company to provide to the executive any of the payments or benefits due under the employment agreement, or (v) the Company otherwise materially breaches the terms of the employment agreement.

A “Change of Control” is defined in each employment agreement by reference to our 2006 Plan, which is defined to include a change in majority of our Board of Directors, consummation of certain mergers, the sale of all or substantially all of our assets or the acquisition of at least 80% of the undiluted total voting power of our then-outstanding securities. In addition, if within twelve months following a “Change of Control,” our named executive officers are terminated without “Cause” or they terminate their employment for “Good Reason,” then all unvested stock options, shares of restricted stock and other equity awards shall vest immediately, and remain exercisable pursuant to the terms of the grant or, if unspecified in the grant, for the lesser of 180 days after termination or the remaining term of the applicable grant.

Employment Agreements for Named Executive Officers

Kenneth J. Hall

On March 25, 2008, Mr. Hall joined the Company as Executive Vice President, Chief Financial Officer and Treasurer. In connection with his hire, we entered into an employment agreement, which was subsequently amended when he became our Chief Executive Officer on August 15, 2008.

Pursuant to his employment agreement as amended, Mr. Hall receives an annual base salary of $500,000, subject to periodic review and upward adjustment; participation in customary employee benefit programs; the Company’s payment of, or reimbursement for, certain insurance premiums; and a monthly automobile allowance comparable to other senior executive officers (but in no event less than $1,250 per month).

For each calendar year during the term of the employment agreement, Mr. Hall is eligible to receive an annual performance-based bonus calculated as a percentage of the “Bonus Pool,” based on achieving annual performance goals recommended by the Chief Executive Officer and subject to review and confirmation by the Compensation Committee or Board of Directors. As noted above, no such annual bonus has ever been paid to any of our executives.

Commencing with the calendar quarter ending on June 30, 2008, Mr. Hall is entitled to payment of a minimum quarterly bonus equal to 25% of his base salary in effect on the last day of the calendar quarter to which such minimum bonus relates (or, if applicable, on the date of any termination of Mr. Hall’s employment during the quarter). As a result, Mr. Hall is entitled to an annual minimum bonus equal to 100% of this base salary.

Pursuant to the original terms of his employment agreement, Mr. Hall was granted a total of 250,000 stock options under the terms of the Company’s 2006 Plan and a customary grant agreement. The options were to vest and become exercisable in equal installments on each of the first three anniversaries of the grant date, which under the Company’s policy was to be the third trading day after the Company publicly announces financial results for the three month period ending March 31, 2008. Although the Compensation Committee approved the grant of options, the Company was delayed in filing its periodic financial reports. Mr. Hall’s 250,000 options ultimately were granted on June 24, 2008 with vesting over four quarters instead of three years and an exercise period of twelve months after termination of employment. Under the amendment to his employment agreement, Mr. Hall also was awarded an additional stock option grant of 250,000 options.  Half of these options vested upon the date of grant, and the remaining half vested on February 1, 2009 when Mr. Hall fulfilled the condition of vesting that he remains employed with the Company through such date.

If (i) we terminate Mr. Hall’s employment without “Cause,” (ii) Mr. Hall terminates his employment for “Good Reason,” (iii) or we do not renew the agreement, he will be entitled to receive a severance package consisting of:

•	any earned but unpaid base salary through the date of employment termination and any declared but unpaid annual bonus;

•
an amount equal to the greater of (x) Mr. Hall’s base salary (at the rate then in effect) for the remainder of the initial three year term or (y) two times the sum of (1) his base salary (at the rate then in effect) and (2) a bonus calculated as 100% of his base salary at the rate then in effect, but in any event not to exceed $1,400,000 in the event that Mr. Hall’s employment is terminated on or before January 31, 2009, with any such payment to be paid in substantially equal installments over a six-month period or such shorter period as is required to comply with Section 409A of the Internal Revenue Code and applicable regulations adopted thereunder;

•
continued participation in NexCen’s group medical plan on the same basis as Mr. Hall previously participated or payment of, or reimbursement for, COBRA premiums (or, if COBRA coverage is not available, reimbursement of premiums paid for other medical insurance in an amount not to exceed the COBRA premium) for an eighteen month period following termination, subject to termination of this arrangement if a successor employer provides him with health insurance coverage; and

•	accelerated vesting of all unvested options issued to him remaining exercisable for a period of time as provided for in the grant agreements or the 2006 Plan .

If we terminate Mr. Hall’s employment without “Cause” or if he resigns for “Good Reason” within a year of a “Change of Control,” he will be entitled to receive the same severance package as described above. However, the amount of severance will be $100 less than two times the sum of (i) Mr. Hall’s base salary at the rate then in effect and (ii) a bonus calculated as 100% of that base salary.

During the term of employment and for two years thereafter, or one year if we terminate Mr. Hall’s employment without “Cause” or if he resigns for “Good Reason,” Mr. Hall agreed not to compete with the Company. In addition, for two years following the term of employment, Mr. Hall agreed not to (i) solicit, induce or attempt to induce any customer, supplier, licensee or other business relation to cease doing business with the Company, (ii) solicit, induce or attempt to induce any person who is, or was during the then-most recent one year period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries to terminate such employee’s employment with the Company, or hire any such person unless such person’s employment was terminated by the Company, or (iii) in any way interfere with the relationship between any customer, supplier, licensee, employee or business relation of the Company or any of its subsidiaries. During the term of employment, Mr. Hall is required to travel to the Company’s Norcross, Georgia office not less than once a month, so long as such travel does not interfere with his performance of his obligations and responsibilities as the Company’s Chief Executive Officer.

Chris Dull

Effective as of June 30, 2009, we entered into an amended and restated employment agreement with Mr. Dull, which provides Mr. Dull with the form of employment agreement that we use for executive officers of NexCen. The amended and restated employment agreement also provides certain additional material benefits, namely, guaranteed minimum quarterly bonuses and increased severance benefits. Under his amended and restated employment agreement, Mr. Dull receives an initial annual base salary of $318,150 (unchanged from his prior employment agreement), subject to periodic review and upward adjustment; participation in customary employee benefit programs; the Company’s payment of, or reimbursement for, certain insurance premiums; and a monthly automobile allowance of $1,000 per month.

For each calendar year during the term of the employment agreement, Mr. Dull is eligible to receive an annual performance-based bonus calculated as a percentage of the “Bonus Pool,” based on achieving annual performance goals recommended by the Chief Executive Officer and subject to review and confirmation by the Compensation Committee or Board of Directors. To date, no such annual bonus has ever been paid to any of our executives.

Commencing with the calendar quarter ending on March 31, 2009, Mr. Dull is entitled to payment of a minimum quarterly bonus equal to 12.5% of Mr. Dull’s base salary in effect on the last day of the calendar quarter to which such minimum bonus relates (or, if applicable, on the date of any termination of Mr. Dull’s employment during the quarter).  As a result, Mr. Dull is entitled to an annual minimum bonus equal to 50% of this base salary. Other than the quarterly bonus related to the calendar quarter ended March 31, 2009, which was paid together with the quarterly bonus related to the calendar quarter ended June 30, 2009, each quarterly bonus earned by Mr. Dull is paid in the final payroll period ending in the calendar quarter to which it relates. In the event of any termination of his employment during such quarter, his quarterly bonus is to be prorated based upon the number of days that Mr. Dull is employed during such quarter.

If (i) we terminate Mr. Dull’s employment without “Cause,” (ii) Mr. Dull terminates his employment for “Good Reason,” (iii) or we do not renew the agreement, Mr. Dull will be entitled to receive a severance package consisting of:

•	any earned but unpaid base salary through the date of employment termination and any declared but unpaid annual bonus;

•
an amount equal to the sum of (i) Mr. Dull’s base salary (at the rate in effect on the date of termination) for a twelve-month period and (ii) the amount of bonuses paid to Mr. Dull in the prior twelve-month period, payable in substantially equal installments over a six-month period or such shorter period as is required to comply with Section 409A of the Internal Revenue Code and applicable regulations adopted thereunder;

•
continued participation in NexCen’s group medical plan on the same basis as Mr. Dull previously participated or payment of, or reimbursement for, COBRA premiums (or, if COBRA coverage is not available, reimbursement of premiums paid for other medical insurance in an amount not to exceed the COBRA premium) for a twelve month period following termination, subject to termination of this arrangement if a successor employer provides him with health insurance coverage; and

•	accelerated vesting of all unvested options issued to him remaining exercisable for a period of time as provided for in the grant agreements or the 2006 Plan.

If we terminate Mr. Dull’s employment without “Cause” or if he resigns for “Good Reason” within a year of a “Change of Control,” he will be entitled to receive the same severance as described above.

During the term of employment and for one year thereafter, or six months if we terminate Mr. Dull’s employment without “Cause” or if he resigns for “Good Reason,” Mr. Dull agreed not to compete with the Company. In addition, for one year following the term of employment, Mr. Dull agreed not to (i) solicit, induce or attempt to induce any customer, supplier, licensee or other business relation to cease doing business with the Company, (ii) solicit, induce or attempt to induce any person who is, or was during the then-most recent one year period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries to terminate such employee’s employment with the Company, or hire any such person unless such person’s employment was terminated by the Company, or (iii) in any way interfere with the relationship between any customer, supplier, licensee, employee or business relation of the Company or any of its subsidiaries.

Sue J. Nam

On September 24, 2007, Ms. Nam joined the Company as General Counsel. In connection with her hire, we entered into an employment agreement on August 29, 2007, which was subsequently amended as of July 15, 2008, September 26, 2008 and June 30, 2009.

Pursuant to her employment agreement as amended, Ms. Nam receives an annual base salary of $300,000, subject to periodic review and upward adjustment; participation in customary employee benefit programs; and the Company’s payment of, or reimbursement for, certain insurance premiums.

For each calendar year during the term of the employment agreement, Ms. Nam is eligible to receive an annual performance-based bonus calculated as a percentage of the “Bonus Pool,” based on achieving annual performance goals recommended by the Chief Executive Officer and subject to review and confirmation by the Compensation Committee or Board of Directors. To date, no such annual bonus has ever been paid to any of our executives.

Ms. Nam is and was entitled to certain cash bonus payments under her original agreement and the various amendments thereto. Pursuant to the July 14, 2008 amendment to Ms. Nam’s employment agreement, Ms. Nam was paid a quarterly retention cash bonus of $29,000 on each of August 15, 2008, November 15, 2008, February 14, 2009 and May 15, 2009.  Pursuant to the June 30, 2009 amendment, Ms. Nam’s quarterly cash bonus of $29,000 continues for the entire term of her employment. Each quarterly bonus earned by Ms. Nam is paid in the final payroll period ending in the calendar quarter to which it relates. In the event of any termination of her employment during such quarter, Ms. Nam’s quarterly bonus is to be prorated based upon the number of days that she is employed during such quarter.

In addition to these recurring quarterly bonuses, Ms. Nam’s employment agreement provides for one-time bonuses as follows:

Under her original employment agreement:

•	$25,000 on March 31, 2008 (which she received in addition to a discretionary bonus of $5,000 for a total bonus payment of $30,000);

Under September 26, 2008 amendment:

•	$50,000 upon the successful closing of the restructuring of the Company’s credit facility, with such bonus payable on or about October 15, 2008 (which she received);

•	$50,000 upon the successful closing of the sale of the Bill Blass business (which she received);

•	$50,000 upon the successful closing of the sale of the Waverly business (which she received);

•	$50,000 upon continued employment through March 31, 2009 (which she received);

Under June 30, 2009 amendment:

•	$50,000 upon the filing with the SEC all financial reports for fiscal year 2009 deemed necessary by the Company (which she received); and

•	$50,000 upon the successful closing of a transaction for the recapitalization of the Company, refinancing of the Company’s debt or a “Change of Control” (which she has not yet received).

Pursuant to the original terms of her employment agreement, on September 24, 2008, Ms. Nam was granted options to purchase a total of 100,000 shares of the Company’s common stock under the terms of the Company’s 2006 Plan and a customary grant agreement. The options were to vest and become exercisable in equal installments on each of the first three anniversaries of the grant date. On November 12, 2008, Ms. Nam voluntarily agreed to cancel the 100,000 options pursuant to a stock option cancellation program. Pursuant to the July 15, 2008 amendment, Ms. Nam was awarded an additional stock option grant of 100,000 options that vest over four quarters, accelerated vesting upon termination of employment without “Cause” and an exercise period of twelve months after termination of employment.

If (i) we terminate Ms. Nam’s employment without “Cause,” (ii) Ms. Nam terminates her employment for “Good Reason,” or (iii) we do not renew the agreement, she will be entitled to receive a severance package consisting of:

•	any earned but unpaid base salary through the date of employment termination and any declared but unpaid annual bonus;

•
an amount equal to the sum of (i) Ms. Nam’s base salary (at the rate in effect on the date of termination) for a twelve-month period and (ii) the amount of bonuses paid to Ms. Nam in the prior twelve-month period, payable in substantially equal installments over a six-month period or such shorter period as is required to comply with Section 409A of the Internal Revenue Code and applicable regulations adopted thereunder;

•
continued participation in NexCen’s group medical plan on the same basis as Ms. Nam previously participated or payment of, or reimbursement for, COBRA premiums (or, if COBRA coverage is not available, reimbursement of premiums paid for other medical insurance in an amount not to exceed the COBRA premium) for a twelve month period following termination, subject to termination of this arrangement if a successor employer provides him with health insurance coverage; and

•	accelerated vesting of all unvested options issued to her remaining exercisable for a period of time as provided for in the grant agreements or the 2006 Plan.

If we terminate Ms. Nam’s employment without “Cause” or if she resigns for “Good Reason” within a year of a “Change of Control,” she will be entitled to receive the same severance as described above.

During the term of employment and for one year thereafter, or six months if we terminate Ms. Nam’s employment without “Cause” or if she resigns for “Good Reason,” Ms. Nam agreed not to compete with the Company. In addition, for one year following the term of employment, Ms. Nam agreed not to (i) solicit, induce or attempt to induce any customer, supplier, licensee or other business relation to cease doing business with the Company, (ii) solicit, induce or attempt to induce any person who is, or was during the then-most recent one year period, a corporate officer, general manager or other employee of the Company or any of its subsidiaries to terminate such employee’s employment with the Company, or hire any such person unless such person’s employment was terminated by the Company, or (iii) in any way interfere with the relationship between any customer, supplier, licensee, employee or business relation of the Company or any of its subsidiaries.

Potential Post-Employment Payments to Named Executive Officers

The employment agreements with each of our named executive officers provide for certain payments and other benefits if the executive’s employment is terminated under circumstances specified in his or her employment agreement, including a “Change of Control” of the Company. The following table provides information with respect to potential post-employment payments for named executive officers in the event of:

•	Voluntary termination;
•	Involuntary termination without “Cause” or termination by the executive for “Good Reason”;
•	Termination without “Cause” or termination by the executive for “Good Reason” within twelve months of a “Change of Control”; or

•	Separation due to disability or death.

We have provided additional information concerning these termination events following the table. The amounts of potential payments in the following tables are hypothetical and calculated based on the rules of the SEC and as if the named executive officers’ respective employment terminated as of December 31, 2009.

Name	Payment/Benefits Upon Termination ($)	Voluntary Termination/ With Cause ($)	Involuntary Termination Without Cause/Termination With Good Reason ($)	Separation Due to Change of Control ($)	Separation Due to Death/Disability ($)
Kenneth J. Hall	Accrued but unused vacation time	$4,808	$4,808	$4,808	$4,808

	Declared but unpaid annual bonus	$0	$0	$0	n/a

	Severance payment	n/a	$2,000,000	$1,999,900	n/a

	Continued healthcare coverage (1)	n/a	$34,148	$34,148	n/a

	Value of Accelerated Vesting of Equity Awards(2)	n/a	$0	$0	n/a

	Total:	$4,808	$2,038,956	$2,038,856	$4,808

Chris Dull	Accrued but unused vacation time	$12,237	$12,237	$12,237	$12,237

	Declared but unpaid annual bonus	$0	$0	$0	n/a

	Severance payment	n/a	$477,225	$477,225	n/a

	Continued healthcare coverage (1)	n/a	$22,582	$22,582	n/a

	Value of Accelerated Vesting of Equity Awards(2)	n/a	$73,591	$73,591	n/a

	Total:	$12,237	$585,635	$585,635	$12,237

Sue J. Nam	Accrued but unused vacation time	$11,538	$11,538	$11,538	$11,538

	Declared but unpaid annual bonus	$0	$0	$0	n/a

	Severance payment	n/a	$466,000	$466,000	n/a

	Continued healthcare coverage(1)	n/a	$13,096	$13,096	n/a

	Value of Accelerated Vesting of Equity Awards(2)	n/a	$15,676	$15,676	n/a

	Total:	$11,538	$506,310	$506,310	$11,538

(1)	Calculated at the present value of insurance premiums to be paid over the benefit period:

Kenneth J. Hall - 1.5 years
Chris Dull - 1 year
Sue J. Nam - 1 year

(2)	This amount represents the unamortized portion of the expense related to each respective named executive officer’s acceleration of stock option awards as of December 31, 2009.

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

Involuntary Termination without “Cause” or Termination by the Executive for “Good Reason”

Under Mr. Hall’s employment agreement, severance is calculated as an amount equal to the greater of (x) his base salary (at the rate then in effect) for the remainder of the initial three year term or (y) two times the sum of (1) his base salary (at the rate then in effect) and (2) a bonus calculated as 100% of Mr. Hall’s base salary at the rate then in effect. The employment agreements of Ms. Nam and Mr. Dull, respectively, provide that their cash severance amount is calculated as an amount equal their respective annual base salary at the rate then in effect plus all bonuses received for the prior twelve months.

Involuntary Termination without “Cause” or Termination by the Executive for “Good Reason” in Connection with a “Change of Control”

Under Mr. Hall’s employment agreement, Mr. Hall’s severance payment in connection with a “Change of Control” would equal $100 less than two times the sum of his base salary at the rate then in effect plus a bonus calculated as 100% of his base salary at the rate then in effect. Ms. Nam and Mr. Dull’s respective severance payment in connection with a “Change of Control” would equal an amount equal their respective annual base salary at the rate then in effect plus all bonuses received for the prior twelve months. For each of our named executive officers, in the event that the foregoing calculation, together with all other cash and non-cash amounts that the executive has the right to receive from us, would result in the severance payment being treated as an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then the payment is reduced automatically to the largest amount that will not result in the payment being treated as an “excess parachute payment.” Because this formula is intended to avoid the lump sum being treated as a parachute payment subject to an excise tax under the tax code, we do not provide for any “gross-up” payments to cover federal excise taxes in the event that the severance payments are treated as a parachute payment.

Director Compensation

The following table sets forth compensation information for 2009 for each current and former member of our Board of Directors. Directors who are employees do not receive additional compensation for serving on the Board of Directors during the terms of their employment.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
David S. Oros	$18,819	(1)	-	-	-	-	$141,464	(2)	$160,283

James T. Brady	$76,500	(3)	-	-	-	-	-		$76,500

Paul Caine	$58,500	(4)	-	-	-	-	-		$58,500

Edward J. Mathias	$60,000	(5)	-	-	-	-	-		$60,000

George P. Stamas	$32,000	(6)	-	-	-	-	-		$32,000

(1)
In June 2009, the term of Mr. Oros’ employment agreement expired, and he ceased being an employee of the Company. Thereafter, he received annual retainer fees and attendance fees as a non-employee director. Mr. Oros received pro rata annual retainer of $11,319 and $7,500 in Board of Directors attendance fees.

(2)
In 2009, the Company paid Mr. Oros $141,464 in salary, which consists of (i) $86,923, the prorated portion of his annual salary of $200,000 through June 2009 when his employment agreement expired and (ii) $54,541 of Mr. Oros’ deferred 2008 salary that Mr. Oros agreed to defer on a temporary basis to provide the Company with additional liquidity.

(3)
Consists of $20,000 annual retainer, $15,000 in Board of Directors attendance fees, $12,500 retainer as chairman of the Audit Committee, $22,500 in Audit Committee meeting fees, $2,500 retainer as chairman of the Nominating/Corporate Governance Committee, $1,000 in Nominating/Corporate Governance Committee meeting fees, and $3,000 in Compensation Committee meeting fees.

(4)	Consists of $20,000 annual retainer, $15,000 in Board of Directors attendance fees, $22,500 in Audit Committee meeting fees, and $1,000 in Nominating/Corporate Governance Committee meeting fees.

(5)
Consists of $20,000 annual retainer, $12,000 in Board of Directors attendance fees, $2,500 retainer as chairman of the Compensation Committee, $3,000 in Compensation Committee meeting fees, and $22,500 in Audit Committee meeting fees.

(6)	Consists of $20,000 annual retainer and $12,000 in Board of Directors attendance fees.

(7)
On November 11, 2009, each director received a grant of options to purchase 150,000 shares of the Company’s common stock, priced on the date of grant at $0.17 per share, which options vest in equal tranches over four subsequent quarters measured from the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information with respect to beneficial ownership of our common stock as of April 1, 2010, as to:

•	each of our directors and executive officers individually;

•	all our directors and executive officers as a group; and

•	each other person (or group of affiliated persons) known by us to own beneficially more than 5% of our outstanding common stock.

To our knowledge, no person or entity, other than Robert D’Loren, who from June 2006 to August 2008 was the chief executive officer and a director of the Company, is the beneficial owner of more than 5% of our common stock. In preparing the following table, we relied upon statements filed with the SEC by beneficial owners of more than 5% of the outstanding shares of our common stock pursuant to Section 13(d) or 13(g) of the Exchange Act, unless we knew or had reason to believe that the information contained in such statements was not complete or accurate, in which case we relied upon information which we considered to be accurate and complete.

For the purposes of calculating percentage ownership, as of April 1, 2010, 56,951,730 shares of common stock were issued and outstanding. For any individual, who beneficially owned shares of restricted stock that vested or shares represented by options that were or became exercisable within 60 days of April 1, 2010, those shares were treated as if outstanding for that person, but not for any other person. The address of each of the individuals and entities named below, except for Mr. D’Loren, is: c/o NexCen Brands, Inc., 1330 Avenue of the Americas, 34th Floor, New York, NY 10019.

Name of Beneficial Owner:	Number	Percent

Robert D’Loren	4,229,411	7.43%
c/o Proskauer Rose, LLP, 1585 Broadway
New York, New York 10036
Attn: Michael S. Sirkin

Directors and Executive Officers:
	Beneficial Ownership of Shares
Name	Number	Percent

David S. Oros (1)	2,193,279	3.85%
James T. Brady (2)	202,500	*
Paul Caine (3)	75,000	*
Edward J. Mathias (4)	250,700	*
George P. Stamas (5)	229,268	*
Kenneth J. Hall (6)	530,000	*
Chris Dull (7)	121,250	*
Sue J. Nam (8)	116,667	*
All named executive officers for 2009 and current directors as a group (8 Persons)		6.53%

*	Less than 1%.

(1)
Consists of (i) 1,261,000 shares of common stock owned directly by Mr. Oros, (ii) 764,279 shares of common stock owned by Mr. Oros and his wife, (iii) 50,000 shares of exercisable restricted stock; (iv) exercisable options to purchase 80,500 shares of common stock; and (v) options to purchase 37,500 shares of common stock, which will become exercisable within 60 days of April 1, 2010.

(2)
Consists of (i) 2,500 shares of common stock owned directly by Mr. Brady; (ii) exercisable options to purchase 162,500 shares of common stock; and (iii) options to purchase 37,500 shares of common stock, which will become exercisable within 60 days of April 1, 2010.

(3)	Consists of (i) exercisable options to purchase 37,500 shares of common stock and (ii) options to purchase 37,500 shares of common stock, which will become exercisable within 60 days of April 1, 2010.

(4)
Consists of (i) 14,000 shares of common stock owned directly by Mr. Mathias, (ii) exercisable options to purchase 162,500 shares of common stock; (iii) options to purchase 37,500 shares of common stock, which will become exercisable within 60 days of April 1, 2010; (iv) 29,000 shares of common stock held indirectly in a retirement account; and (v) 7,700 shares of common stock held as custodian for Ellen Mathias.

(5)
Consists of (i) 11,268 shares of common stock owned directly by Mr. Stamas (ii) exercisable options to purchase 180,500  shares of common stock; and (iii) options to purchase 37,500 shares of common stock, which will become exercisable within 60 days of April 1, 2010.

(6)	Consists of (i) 30,000 shares of common stock owned directly by Mr. Hall and (ii) exercisable options to purchase 500,000 shares of common stock.

(7)
Consists of (i) 2,500 shares of common stock owned directly by Mr. Dull (ii) exercisable options to purchase 109,375 shares of common stock; and (iii) options to purchase 9,375 shares of common stock, which will become exercisable within 60 days of April 1, 2010.

(8)	Consists of exercisable options to purchase 116,667 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 5 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for information regarding securities authorized for issuance under equity compensation plans.

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

Certain Related Party Transactions for 2009

The Company receives legal services from Kirkland & Ellis LLP, which is considered a related party because a partner at that firm, George P. Stamas, is a member of the Company’s Board of Directors. For the years ended December 31, 2009 and 2008, expenses related to Kirkland & Ellis LLP were approximately $0.4 million and $2.0 million, respectively. Outstanding payables due to Kirkland & Ellis LLP were $0.4 million and $1.0 million at December 31, 2009 and 2008, respectively.

Director Independence

See Item 10 of Part III of this Form 10-K/A for information regarding director independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered for NexCen by KPMG LLP, NexCen’s independent accounting firm, for the years ended December 31, 2009 and 2008 were:

	2009	2008
Audit Fees	$550,000	$1,267,900
Audit-Related Fees	-	232,100
Total Fees	$550,000	$1,500,000

“Audit Fees” include time billed to NexCen for professional services rendered for the annual audit of NexCen’s consolidated financial statements, the quarterly reviews of the consolidated financial statements, the annual audit with respect to management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting.

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

No other professional services were rendered or fees were billed by KPMG LLP for the years ended December 31, 2009 and 2008.

The Audit Committee has adopted policies and procedures for the pre-approval of the above fees. All requests for services to be provided by KPMG LLP are submitted to the Audit Committee. Requests for all audit-related and non-audit related services require pre-approval from the entire Audit Committee. A schedule of approved services is then reviewed and approved by the entire Audit Committee at each Audit Committee meeting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2010.

NEXCEN BRANDS, INC.

By:	/s/ Kenneth J. Hall
KENNETH J. HALL
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David S. Oros	Chairman of the Board	April 29, 2010
DAVID S. OROS

/s/ Kenneth J. Hall	Chief Executive Officer	April 29, 2010
KENNETH J. HALL

/s/ Mark E. Stanko	Chief Financial Officer	April 29, 2010
MARK E. STANKO

/s/ Brian D. Lane	Chief Accounting Officer	April 29, 2010
BRIAN D. LANE

/s/ James T. Brady	Director	April 29, 2010
JAMES T. BRADY

/s/ Paul Caine	Director	April 29, 2010
PAUL CAINE

/s/ Edward J. Mathias	Director	April 29, 2010
EDWARD J. MATHIAS

/s/ George P. Stamas	Director	April 29, 2010
GEORGE P. STAMAS