Form 10-Q
period 2010-03-31
NexCen Brands, Inc.
filed 2010-05-17
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

As of April 30, 2010, 56,951,730 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

NEXCEN BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q
THE QUARTER ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

NEXCEN BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Cash and cash equivalents	$7,707	$7,810
Short-term restricted cash	—	1,436
Trade receivables, net of allowances of $1,386 and $1,472, respectively	3,477	4,061
Other receivables	841	946
Inventory	1,289	1,123
Prepaid expenses and other current assets	1,239	1,379
Total current assets	14,553	16,755

Property and equipment, net	3,906	3,262
Investment in joint venture	399	335
Trademarks and other non-amortizable intangible assets	72,522	72,522
Other amortizable intangible assets, net of amortization	4,827	5,020
Deferred financing costs and other assets	3,371	3,770
Long-term restricted cash	439	980
Total assets	$100,017	$102,644

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$6,661	$6,596
Restructuring accruals	45	312
Deferred revenue	3,197	3,151
Current portion of debt, net of debt discount of $728 and $853, respectively	135,795	137,330
Acquisition related liabilities	620	820
Total current liabilities	146,318	148,209
Acquisition related liabilities	209	196
Other long-term liabilities	3,128	3,231
Total liabilities	149,655	151,636

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 57,146,302 shares issued and 56,951,730 outstanding at March 31, 2010 and December 31, 2009	571	571
Additional paid-in capital	2,685,001	2,684,936
Treasury stock, at cost; 194,572 shares at March 31, 2010 and December 31, 2009	(1,757)	(1,757)
Accumulated deficit	(2,733,453)	(2,732,742)
Total stockholders’ deficit	(49,638)	(48,992)
Total liabilities and stockholders’ deficit	$100,017	$102,644

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Revenues:
Royalty revenues	$4,941	$5,842
Factory revenues	4,197	4,457
Franchise fee revenues	573	1,330
Licensing and other revenues	303	331
Total revenues	10,014	11,960

Operating expenses:
Cost of sales	(2,680)	(2,837)
Selling, general and administrative expenses:
Franchising	(2,916)	(3,091)
Corporate	(1,416)	(2,084)
Professional fees:
Franchising	(268)	(410)
Corporate	(540)	(837)
Special investigations	—	(33)
Strategic initiative expenses	(149)	—
Depreciation and amortization	(301)	(862)
Total operating expenses	(8,270)	(10,154)

Operating income	1,744	1,806

Non-operating income (expense):
Interest income	47	55
Interest expense	(2,585)	(2,834)
Financing charges	(3)	(33)
Other income, net	146	348
Total non-operating expense	(2,395)	(2,464)

Loss from continuing operations before income taxes	(651)	(658)
Income taxes:
Current	(77)	(74)

Loss from continuing operations	(728)	(732)

Income (loss) from discontinued operations, net of tax	17	(133)

Net loss	$(711)	$(865)

Loss per share from continuing operations – basic and diluted	$(0.01)	$(0.02)
Income (loss) per share from discontinued operations – basic and diluted	0.00	(0.00)
Net loss per share – basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	56,952	56,671

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(IN THOUSANDS)
(UNAUDITED)

			Additional
	Preferred	Common	Paid-in	Treasury	Accumulated
	Stock	Stock	Capital	Stock	Deficit	Total

Balance as of December 31, 2008	$-	$569	$2,681,600	$(1,757)	$(2,729,905)	$(49,493)
Net loss	-	-	-	-	(865)	(865)
Total comprehensive loss						(865)
Stock-based compensation	-	-	138	-	-	138
Common stock issued	-	2	2,952	-	-	2,954
Balance as of March 31, 2009	$-	$571	$2,684,690	$(1,757)	$(2,730,770)	$(47,266)

Balance as of December 31, 2009	$-	$571	$2,684,936	$(1,757)	$(2,732,742)	$(48,992)
Net loss	-	-	-	-	(711)	(711)
Total comprehensive loss						(711)
Stock-based compensation	-	-	65	-	-	65
Balance as of March 31, 2010	$-	$571	$2,685,001	$(1,757)	$(2,733,453)	$(49,638)

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
 (UNAUDITED)
	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(711)	$(865)
Add: Net (income) loss from discontinued operations	(17)	133
Net loss from continuing operations	(728)	(732)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	11	172
Depreciation and amortization	336	895
Stock based compensation	65	138
Unrealized gain on investment in joint venture	(64)	(267)
Amortization of debt discount	125	139
Amortization of deferred financing costs	222	241
Accrued interest on Deficiency Note	629	540
Changes in assets and liabilities, net of acquired assets and liabilities:
Decrease in trade receivables	573	937
Decrease (increase) in other receivables	105	(91)
(Increase) decrease in inventory	(166)	13
Decrease in prepaid expenses and other assets	317	450
Decrease in accounts payable and accrued expenses	(25)	(863)
Decrease in restructuring accruals	(267)	(87)
Increase (decrease) in deferred revenue	46	(995)
Net cash provided by operating activities from continuing operations	1,179	490
Net cash provided by (used in) operating activities from discontinued operations	17	(133)
Net cash provided by operating activities	1,196	357
Cash flows from investing activities:
Decrease (increase) in restricted cash	1,977	(1,000)
Purchases of property and equipment	(787)	(40)
Distributions from joint venture	—	110
Acquisitions, net of cash acquired	—	(131)
Net cash provided by (used in) investing activities	1,190	(1,061)
Cash flows from financing activities:
Principal payments on debt	(2,289)	(296)
Payments of contingent consideration	(200)	—
Net cash used in financing activities	(2,489)	(296)
Net decrease in cash and cash equivalents	(103)	(1,000)
Cash and cash equivalents, at beginning of period	7,810	8,293
Cash and cash equivalents, at end of period	$7,707	$7,293
Cash paid for interest	$1,614	$1,931
Cash paid for taxes	$44	$129

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND BASIS OF PRESENTATION

 (a)  BUSINESS

NexCen Brands, Inc. (“NexCen,” “we,” “us,” “our” or the “Company”) is a strategic brand management company that owns and manages a portfolio of seven franchised brands, operating in a single business segment: Franchising. Five of our brands (Great American Cookies, Marble Slab Creamery, MaggieMoo’s, Pretzel Time and Pretzelmaker) are in the Quick Service Restaurant (“QSR”) industry. The other two brands (The Athlete’s Foot and Shoebox New York) are in the retail footwear and accessories industry. NexCen Franchise Management, Inc. (“NFM”), a wholly owned subsidiary of NexCen, manages all seven franchised brands. Our franchise network, across all of our brands, consists of approximately 1,700 retail stores in 38 countries. We present the following footnotes based upon our sole operating segment: Franchising.

We earn revenues primarily from franchising, royalty, licensing and other contractual fees that third parties pay us for the right to use the intellectual property associated with our brands and from the sale of cookie dough and other ancillary products to our Great American Cookies franchisees. We are expanding production capabilities of our manufacturing facility to enable us to produce and sell pretzel mix to our pretzel franchisees beginning in the second quarter of 2010.

(b) BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of March 31, 2010, and the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Stockholders’ Deficit and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 are unaudited. The unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and our majority-owned subsidiaries. In the opinion of management, all adjustments have been made, including normal recurring adjustments, necessary to fairly present the Unaudited Condensed Consolidated Financial Statements. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the operating results for the full year. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”). The Company believes that the disclosures provided in this Report are adequate to make the information presented not misleading. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and related notes included in the 2009 10-K.

(c) LIQUIDITY AND GOING CONCERN

As of March 31, 2010, we had $7.7 million of cash on hand, which included approximately $3.7 million of cash payments from franchisees and licensees that were held in special accounts (the “lockbox accounts”) controlled by our lender, BTMU Capital Corporation (“BTMUCC”), in accordance with the terms of our credit facility (the “BTMUCC Credit Facility”). See Note 2 – Accounting Policies and Pronouncements - Cash and Cash Equivalents and Note 7 – Debt for additional information about the BTMUCC Credit Facility.

As of March 31, 2010, we also had long-term restricted cash of $0.4 million. Approximately $0.1 million of the long-term restricted cash is used for a security deposit on our NFM lease, and the remaining $0.3 million consists of amounts restricted to fund capital improvements to expand the production capabilities of our manufacturing facility to enable us to produce and sell pretzel mix to our pretzel franchisees. We plan to utilize the remaining $0.3 million of this restricted cash in the second quarter of 2010.

As of March 31, 2010, our total debt outstanding under the BTMUCC Credit Facility before debt discount was $136.5 million. As of March 31, 2010, the remaining scheduled principal payments during 2010 are $2.6 million.

Our financial condition and liquidity as of March 31, 2010 raise substantial doubt about our ability to continue as a going concern. We remain highly leveraged; we have no additional borrowing capacity under the BTMUCC Credit Facility; and the BTMUCC Credit Facility imposes restrictions on our ability to freely access the capital markets. The BTMUCC Credit Facility also imposes various restrictions on the cash we generate from operations. We are subject to numerous prevailing economic conditions and to financial, business, and other factors beyond our control. In addition, our scheduled principal payments under the BTMUCC Credit Facility include a final principal payment on our Class B Franchise Note of $34.5 million in July 2011. We do not expect that we will be able to meet this obligation.

To date, we have received waivers or amendments from BTMUCC, including reduction of interest rates, deferral of scheduled principal payment obligations and certain interest payments, waiver and extension of time related to the obligations to issue dilutive warrants, allowance of certain payments to be excluded from debt service obligations, as well as relief from debt coverage ratio requirements, certain capital and operating expenditure limits, certain loan-to-value ratio requirements, certain free cash flow margin requirements and the requirement to provide financial statements by certain deadlines. We anticipate that, absent further waivers and amendments, we will breach certain covenants under the BTMUCC Credit Facility in 2010. Accordingly, we have classified all of the debt outstanding under the BTMUCC Credit Facility as a current liability as of March 31, 2010 and December 31, 2009.

If we fail to meet debt service obligations or otherwise fail to comply with the financial and other restrictive covenants, we would default under our BTMUCC Credit Facility, which could then trigger, among other things, BTMUCC’s right to accelerate all payment obligations, foreclose on virtually all of the assets of the Company and take control of all of the Company’s cash flow from operations. (See Note 7 –Debt for details regarding the security structure of the debt.)

In November 2009, we retained an investment bank to assist us in identifying and evaluating alternatives to the Company’s current debt and capital structure, including recapitalization of the Company, restructuring of our debt and/or sale of some or substantially all of our assets. On May 13, 2010, NexCen entered into an agreement to sell our franchise business (which includes all of the brands we currently manage) to an affiliate of Levine Leichtman Capital Partners (“LLCP”), an independent investment firm, for $112.5 million, subject to certain closing adjustments. In conjunction with the execution of the sale agreement, NexCen and certain of our subsidiaries entered into an agreement with BTMUCC, under which BTMUCC will accept a portion of the sale proceeds, at the closing of the sale transaction, in full satisfaction of the outstanding indebtedness owed to BTMUCC.  NexCen and certain of our subsidiaries also entered into an amendment and waiver agreement with BTMUCC, which includes certain limited waivers of covenants and obligations in the BTMUCC Credit Facility to facilitate the completion of, and assist NexCen in remaining in compliance with the BTMUCC Credit Facility pending completion of, the sale transaction.  See Note 13 – Subsequent Events for additional information about the agreements with LLCP and BTMUCC.

We have prepared the accompanying Unaudited Condensed Consolidated Financial Statements assuming that the Company will continue as a going concern, and have not included any adjustments that might result if we are unable to continue as a going concern.

(2) ACCOUNTING POLICIES AND PRONOUNCEMENTS

(a) PRINCIPLES OF CONSOLIDATION

The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and our majority-owned subsidiaries. We have eliminated all intercompany transactions and balances in consolidation. The Unaudited Condensed Consolidated Financial Statements do not include the accounts or operations of certain brand and marketing funds. See Note 2 (q) – Advertising.

(b) RECLASSIFICATIONS

We have reclassified certain prior year amounts to conform to the current year presentation.

(c) USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. We use estimates in accounting for, among other things, valuation of intangible assets, estimated useful lives of identifiable intangible assets, accrued revenues, guarantees, depreciation, restructuring accruals, valuation of deferred tax assets and contingencies. We review our estimates and assumptions periodically and reflect the effects of revisions in the consolidated financial statements in the period we determine them to be necessary.

(d) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments purchased with original maturities of ninety days or less. Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Cash	$5,822	$3,874
Money market accounts	1,885	3,936
Total	$7,707	$7,810

The cash balances as of March 31, 2010 and December 31, 2009 include approximately $3.7 million and $3.8 million, respectively, of cash received from franchisees and licensees that is being held in lockbox accounts established with our commercial bank in connection with the BTMUCC Credit Facility to perfect the lender’s security interest in such cash receipts. Our lender first applies the cash received into the lockbox accounts to pay the principal and interest on the debt associated with our BTMUCC Credit Facility on a monthly basis and then releases the remaining cash from the lockbox accounts to us for general corporate purposes.  Our lender then utilizes any excess cash to prepay the debt in accordance with the BTMUCC Credit Facility. See Note 7 – Debt.  Cash on hand also includes $0.6 million of cash previously restricted to secure a letter of credit for our New York office lease. On April 29, 2010, we entered into an amendment to the lease for the Company’s New York office which reduced the rent by approximately $50,000 per month effective as of January 15, 2010. In connection with the execution of this amendment, we replaced the letter of credit to secure the lease. See Note 13 – Subsequent Events.

(e) SHORT-TERM RESTRICTED CASH

As of March 31, 2010, we had no short-term restricted cash.  As of December 31, 2009, we had short-term restricted cash of $1.4 million representing the cash held in lockbox accounts that we expected would not be released to the Company but instead would be applied to pay down principal of our debt. Under the BTMUCC Credit Facility, we are not reimbursed out of the cash in the lockbox accounts for any expenses paid in excess of our annual expense limit. Instead those amounts are released to BTMUCC to pay down principal in excess of scheduled principal payments. We exceeded the expense limit for 2009. Accordingly, in February 2010, this short-term restricted cash was released to BTMUCC to pay down $1.4 million of our debt.

(f) LONG-TERM RESTRICTED CASH

As of March 31, 2010 and December 31, 2009, we had long-term restricted cash of $0.4 and $1.0 million, respectively. Approximately $0.1 million of long-term restricted cash is used as collateral for a letter of credit on our NFM lease, and the remainder consists of amounts to be used to fund the capital improvements to expand the production capabilities of our manufacturing facility to enable us to produce and sell pretzel mix to our pretzel franchisees. We utilized approximately $0.5 million of this restricted cash in the first quarter of 2010 and plan to utilize the remaining $0.3 million during the second quarter of 2010 to fund the balance of the capital improvements.

(g) TRADE RECEIVABLES, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade receivables consist of amounts we expect to collect from franchisees for royalties, franchise fees and cookie dough sales, and from licensees for license fees, net of allowance for doubtful accounts of approximately $1.4 million and $1.5 million as of March 31, 2010 and December 31, 2009, respectively. We provide a reserve for uncollectible amounts based on our assessment of individual accounts. We classify cash flows related to net changes in trade receivable balances as increases or decreases in net cash provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

Details of activity in the allowance for doubtful accounts are as follows (in thousands):

	March 31, 2010	March 31, 2009
Beginning balance	$1,472	$1,367
Additions	11	172
Write-offs	(97)	(210)
Ending balance	$1,386	$1,329

(h) INVENTORY

Inventories consist of finished goods and raw materials, and we record them at the lower of cost (first-in, first-out method) or market value. In assessing our ability to realize inventories, we make judgments as to future demand requirements and product expiration dates. The inventory requirements change based on projected customer demand, which changes due to fluctuations in market conditions and product life cycles. We classify cash flows related to changes in inventory as increases or decreases in net cash provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. Inventories consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Finished goods	$774	$590
Raw materials	515	533
Total	$1,289	$1,123

(i) FAIR VALUE OF FINANCIAL INSTRUMENTS

We determine the fair value of our nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in our financial statements, on a recurring basis (at least annually). The determination of the applicable level within the hierarchy of a particular asset or liability depends on the inputs used in valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally derived (unobservable).  A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

The carrying amounts of cash and cash equivalents and restricted cash approximate their fair values (Level 1). The carrying amounts of debt are based on the actual amounts due under the BTMUCC Credit Facility. The fair value of debt, as discussed in Note 7 –Debt , is based on the fair value of similar instruments as well as model-derived valuations whose inputs are not observable (Level 3). These inputs include estimates of the Company’s credit rating and the returns required for similar instruments by market participants. Management used these inputs to determine discount factors ranging from 12.6% to 40.0% and applied these factors to the forecasted payment streams to determine the fair value of debt as of March 31, 2010. A 1% increase in the discount factors would result in a decrease in the fair value of approximately $2.7 million.

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

We review long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge in the amount by which the carrying amount of the asset exceeds the fair value of the asset. We would present separately on the balance sheet assets to be disposed of and would report them at the lower of the carrying amount or fair value less costs to sell, and would no longer depreciate them. We would present the assets and liabilities of a disposed group classified as held for sale separately in the appropriate asset and liability sections of the balance sheet.

(k) TRADEMARKS AND OTHER INTANGIBLE ASSETS

We classify intangible assets as follows: (1) intangible assets with indefinite lives not subject to amortization and (2) intangible assets with definite lives subject to amortization. We do not amortize indefinite-lived intangible assets. We evaluate the remaining useful life of an intangible asset that we are not amortizing at each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If we subsequently determine that an intangible asset that we are not amortizing has a finite useful life, we amortize the intangible asset prospectively over its estimated remaining useful life. We generally amortize the amortizable intangible assets on a straight-line basis.

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

We amortize other intangible assets over their respective estimated useful lives to their estimated residual values, and review them for impairment. Amortizable intangible assets consist primarily of franchise agreements which we are amortizing on a straight-line basis over a period ranging from one to twenty years.

(l) DEFERRED FINANCING COSTS

We capitalize costs incurred in connection with borrowings or establishment of credit facilities. We amortize these costs as an adjustment to interest expense over the life of the borrowing or life of the BTMUCC Credit Facility using the effective interest method. The balance of deferred financing costs at March 31, 2010 and December 31, 2009 was $2.0 million and $2.2 million, respectively. The amount of amortization of deferred financing costs included in interest expense was $0.2 million for both of the three months ended March 31, 2010 and 2009.

(m) INCOME TAXES

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

(o) PER SHARE DATA

We compute basic earnings per share by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. We compute the dilutive effects of options, warrants and their equivalents using the “treasury stock” method. As we had a net loss in each of the periods presented, basic and diluted net loss per share are the same. We have excluded options and warrants to purchase a total of 50,000 and 200,000 shares of the Company’s common stock from the calculation of diluted net loss per share for the three months ended March 31, 2010 and 2009, respectively, because their inclusion would be anti-dilutive.

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

Based on the foregoing, we have determined that the Marketing Funds are variable interest entities. The Company is not the primary beneficiary of these variable interest entities, and therefore we exclude these funds from our Unaudited Condensed Consolidated Financial Statements. Franchisee contributions to these Marketing Funds totaled approximately $1.0 million in both the three months ended March 31, 2010 and 2009. At March 31, 2010 and December 31, 2009, respectively, our Unaudited Condensed Consolidated Financial Statements include loans and advances receivable of $1.1 million and $1.2 million due from The Athlete’s Foot Marketing Support Fund, LLC (“TAF MSF”). As of March 31, 2010 and December 31, 2009, we did not have any outstanding loans and advances from any other Marketing Fund. We also established a matching contribution program with the TAF MSF whereby we have agreed to match certain franchisee contributions representing the expected net present value of these future contributions, which we include in our franchising selling, general and administrative expenses. We contributed approximately $0.1 million for the three months ended March 31, 2010 and 2009 to the TAF MSF. The amount of the liability recorded related to the matching contribution program with the TAF MSF was $0.7 million both as of March 31, 2010 and December 31, 2009.

(r)  RESEARCH AND DEVELOPMENT (“R&D”)

We maintain an innovation laboratory in our manufacturing facility in Atlanta, Georgia where we develop new flavors, new offerings and new formulations of our food products across all of our QSR brands. Independent suppliers provided equipment and other resources for the innovation laboratory. From time to time, independent suppliers also conduct or fund research and development activities for the benefit of our QSR brands. In addition, we conduct consumer research to determine our end-consumer’s preferences, trends and opinions. For the three months ended March 31, 2010 and 2009, R&D expenses were less than $0.1 million.

(s)  INVESTMENTS IN UNCONSOLIDATED ENTITIES

Shoe Box Holdings, LLC (See Note 5 – Joint Venture Investments – Shoebox New York) is an unconsolidated joint venture, the purpose of which is to franchise retail stores that sell high-quality, high-fashion shoes. We use the equity method of accounting for unconsolidated entities over which we have significant influence but do not control, generally representing ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, we recognize our proportionate share of the profits and losses of the entity. The joint venture agreement specifies the distributions of capital, profit and losses.

(t) RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2010

On January 1, 2010, we adopted FASB ASC 810, “Consolidation Variable Interest Entities,” which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a variable interest entity, which most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, which could potentially be significant to the variable interest entity. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance did not have a material impact on the financial condition or results of operations of the Company.

(u) IMPACT OF THE HEALTH CARE AND EDUCATION RECONCILIATION ACT OF 2010

On March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law.  The Health Care and Education Reconciliation Act of 2010 is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed into law on March 23, 2010 (collectively, the “Acts”). The Acts make extensive changes to the current system of health care insurance and benefits. Although many of the provisions of the Acts do not take effect immediately, there are various provisions that could have accounting consequences. We do not believe that the Acts will have a material impact on the financial condition or the results of operations of the Company.

(3) PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following (in thousands):

	Estimated Useful Lives	March 31, 2010	December 31, 2009
Furniture and fixtures	7 - 10 Years	$749	$749
Computers and equipment	3 - 5 Years	2,991	2,206
Software	3 Years	714	714
Building	25 Years	1,129	1,129
Land	Unlimited	263	263
Leasehold improvements	Term of Lease or Economic Life	2,884	2,882
Total property and equipment		8,730	7,943
Less accumulated depreciation		(4,824)	(4,681)
Property and equipment, net of accumulated depreciation		$3,906	$3,262

Depreciation expense related to property and equipment for the three months ended March 31, 2010 and 2009 was $0.1 million and $0.7 million, respectively.

(4) TRADEMARKS AND OTHER INTANGIBLE ASSETS

We test trademarks and other non-amortizable intangible assets for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the assets below its respective carrying amount.

Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value to be more or less than their respective carrying amounts. In addition, to the extent that there are significant changes in market conditions or overall economic conditions or our strategic plans change, it is possible that impairment charges related to reporting units, which currently are not impaired, may occur in the future.  We have retained an investment bank to assist us in identifying and evaluating alternatives to our current debt and capital structure, including recapitalization of the Company, restructuring of our debt and/or sale of some or substantially all of our assets (See Note 7 – Debt). A recapitalization, restructuring, or sales transaction may result in a future adjustment to the carrying value of our intangible assets.

Other non-amortizable intangible assets consist of the customer/supplier relationships related to Great American Cookies franchisees.  Trademarks and other non-amortizable assets by brand are as follows (in thousands):

	March 31, 2010	December 31, 2009
Trademarks:
The Athlete's Foot	$5,450	$5,450
Great American Cookies	16,481	16,481
Marble Slab Creamery	9,062	9,062
MaggieMoo's	4,194	4,194
Pretzelmaker	8,925	8,925
Total trademarks	44,112	44,112
Customer/supplier relationships related to Great American Cookies	28,410	28,410
Total trademarks and other non-amortizable intangible assets	$72,522	$72,522

Other amortizable intangible assets by brand are as follows (in thousands):

	March 31, 2010	December 31, 2009
The Athlete's Foot	$2,300	$2,300
Great American Cookies	780	780
Marble Slab Creamery	1,229	1,229
MaggieMoo's	654	654
Pretzel Time	1,322	1,322
Pretzelmaker	788	788
Total Other Intangible Assets	7,073	7,073
Less: Accumulated Amortization	(2,246)	(2,053)
Total	$4,827	$5,020

Other amortizable intangible assets consist primarily of franchise agreements and the Pretzel Time trademark. The Pretzel Time trademark became amortizable during the third quarter of 2008 as a result of the Company’s plan to consolidate the Pretzel Time brand under the Pretzelmaker brand. We are amortizing these other intangible assets generally on a straight-line basis over periods ranging from one to twenty years. We recorded total amortization expense of $0.2 million for both the three months ended March 31, 2010 and 2009.

The following table presents the future amortization expense that we expect to recognize over the amortization period of other intangible assets as of March 31, 2010 (in thousands):

	Amortization Period	For the nine months ended December 31,	For the year ended December 31,
	(Years)	2010	2011	2012	2013	2014	Thereafter
The Athlete's Foot	20	$86	$115	$115	$115	$115	$1,361
Great American Cookies	7	83	111	111	111	111	9
Marble Slab Creamery	20	46	61	61	61	61	750
MaggieMoo's	20	25	33	33	33	33	398
Pretzel Time	5	185	225	35	–	–	–
Pretzelmaker	5	125	166	53	–	–	–
Total Amortization		$550	$711	$408	$320	$320	$2,518

(5) JOINT VENTURE INVESTMENT – SHOEBOX NEW YORK

Shoe Box Holdings, LLC is a joint venture among the Company, the VCS Group, LLC (“VCS”), a premier women's fashion footwear company, and TSBI Holdings, LLC (“TSBI”), the originator of The Shoe Box, a multi-brand shoe retailer based in New York.

The Company and VCS each made initial investments of $0.7 million. Until the Company and VCS are repaid these initial investments, they each receive 50% of the profits and losses. Once the Company and VCS are re-paid, each member of the joint venture party is entitled to share equally in joint venture entity profits. As of March 31, 2010, our maximum loss exposure is limited to our investment of $0.4 million in the joint venture.

A wholly owned subsidiary of Shoe Box Holdings, LLC holds the acquired intellectual property of The Shoe Box, Inc. and the intellectual property of the Shoebox New York franchise concept (collectively, the “Shoebox Intellectual Property”). A subsidiary of Shoe Box Holdings, LLC retains the principal of TSBI to assist in the development of the Shoebox New York concept pursuant to a consulting agreement (the “Consulting Agreement”), and TSBI has a non-exclusive license to the Shoebox Intellectual Property (the “License Agreement) to continue operating the existing The Shoe Box stores and to open additional stores under the Shoebox New York brand. If the License Agreement is terminated due to a breach by TSBI or if the Consulting Agreement is terminated due to a breach by the principal of TSBI, Shoe Box Holdings, LLC has the right to repurchase all of TSBI’s ownership interest for $1.00. The terms of the transaction also include an option for TSBI to purchase all of the ownership units of Shoe Box Holdings, LLC in the event that 20 franchised stores are not opened and operating on or prior to the date that is 36 months from the transaction’s second closing date (January 15, 2011) or the date that is 48 months from the transaction’s second closing date (January 15, 2012, collectively, the “Trigger Dates”). The purchase price for the Company and VCS’ ownership interests would be an amount equal to their respective initial investments of $0.7 million less any distributions they received through the Trigger Dates. TSBI also has an alternative option, in the event that 20 franchised stores are not opened and operating on or prior to either of the Trigger Dates, to withdraw from Shoe Box Holdings, LLC by surrendering its ownership units, terminating the License Agreement, and by ceasing all uses of the Shoebox Intellectual Property.

NFM manages the Shoebox New York brand, as it does NexCen’s other brands, and receives a management fee for its services, in addition to any distributions that NexCen may receive from the joint venture entity. NFM received management fees of $0.1 million during both the three month periods ended March 31, 2010 and 2009 which we included in our operating income. As of March 31, 2010, there are 8 stores open in the United States and 5 stores open internationally in Aruba, Kuwait and Vietnam.

Our investment in this joint venture was $0.4 million at March 31, 2010 and $0.3 million at December 31, 2009. We recorded equity income of $0.1 million and income of $0.3 million for the three months ending March 31, 2010 and 2009, respectively. While Shoe Box Holdings, LLC is a variable interest entity (“VIE”), due primarily to the aforementioned TSBI options and ownership interest versus economic interests, we believe the Company is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the VIE’s economic performance. Accordingly, we have recorded our investment in Shoe Box Holdings, LLC under the equity method of accounting.

(6) ACCOUNTS PAYABLE, ACCRUED EXPENSES AND RESTRUCTURING ACCRUALS

(a) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Accounts payable	$3,575	$4,470
Accrued interest payable	240	245
Accrued professional fees	538	150
Deferred rent - current portion	80	80
Accrued compensation and benefits	686	203
Income and other taxes	393	249
All other	1,149	1,199
Total	$6,661	$6,596

(b) RESTRUCTURING ACCRUAL

In 2009, in conjunction with cost cutting efforts and the consolidation of our accounting functions, we reduced the staff in the New York corporate office and recorded charges to earnings from continuing operations related primarily to separation benefits. As we expect to pay the employee separation benefits within one year of the restructuring announcement, we have not discounted the corresponding liability. A roll forward of the restructuring accrual is as follows (in thousands):

Employee Separation Benefits

Restructuring liability as of December 31, 2009	$312
Charges to continuing operations	—
Cash payments and other	(267)
Restructuring liability as of March 31, 2010	$45

  (7) DEBT

(a)	BTMUCC Credit Facility

On March 12, 2007, NexCen Acquisition Corp., now NexCen Holding Corp., (“the Issuer”), a wholly owned subsidiary of the Company, entered into agreements with BTMUCC (the “Original BTMUCC Credit Facility”). In January 2008, in order to finance the acquisition of Great American Cookies, the Company and BTMUCC entered into an  amendment to the Original BTMUCC Credit Facility (the “January 2008 Amendment”). On August 15, 2008, the Company restructured the Original BTMUCC Credit Facility and the January 2008 Amendment whereby certain NexCen entities entered into an amended and restated note funding, security, management and related agreements with BTMUCC (the “Amended Credit Facility”). The Amended Credit Facility replaced all of the agreements comprising both the Original BTMUCC Credit Facility and the January 2008 Amendment. BTMUCC and the Company subsequently amended the Amended Credit Facility on September 11, 2008, December 24, 2008, January 27, 2009, July 15, 2009, August 6, 2009, January 14, 2010, February 10, 2010, March 12, 2010, March 30, 2010, April 20, 2010, and May 13, 2010 (as amended, the “BTMUCC Credit Facility”).

Our debt consists of borrowings under the BTMUCC Credit Facility, which is comprised of three separate tranches: the Class A Franchise Notes, the Class B Franchise Note and the Deficiency Note.  This debt consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Class A Franchise Notes	$83,831	$85,367
Class B Franchise Note	35,498	36,251
Deficiency Note	17,194	16,565
Total	136,523	138,183
Less debt discount	(728)	(853)
Total	$135,795	$137,330

The estimated fair value of the Company’s debt as of March 31, 2010 and December 31, 2009 was approximately $95.6 million and $92.7 million, respectively.

Each Class A Franchise Note is secured by substantially all of the assets of the Issuer and each of its subsidiaries (the “Co-Issuers”) and is collectively set to mature on July 31, 2013. The Class A Franchise Notes bear interest at LIBOR (which in all cases under the BTMUCC Credit Facility is the one-month LIBOR rate as in effect from time to time) plus 3.75% per year through July 31, 2011 and then LIBOR plus 5% per year thereafter until maturity on July 31, 2013. The rate in effect at March 31, 2010 was 3.98%.  The weighted average interest rate on variable rate debt for the three months ended March 31, 2010 and 2009 was 3.98% and 4.36%, respectively.

The Class B Franchise Note is secured by substantially all of the assets of the Issuer and each Co-Issuer and is set to mature on
July 31, 2011. As of January 20, 2009 through maturity, these notes bear interest at a fixed rate of 8% per year. BTMUCC will be entitled to receive a warrant covering up to 2.8 million shares of the Company’s common stock at a price of $0.01 per share if the Class B Franchise Note has not been repaid by May 31, 2010 (“Warrant Trigger Date,” which was changed by the January 14, 2010, February 10, 2010, March 30, 2010, and April 20, 2010 amendments) with the number of shares subject to such warrant being reduced on a pro-rata basis if less than 50% of the original principal amount of the Class B Franchise Note remains outstanding on the Warrant Trigger Date.

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

During the months of January 2010 through April 2010, we entered into five separate amendments of the BTMUCC Credit Facility that cumulatively (1) extended the Warrant Trigger Date from December 31, 2009 to May 31, 2010; (2) modified the cash distribution waterfall such that in February 2010 the Company received $0.5 million to pay operating expenses, with a proportional reduction in the overall reimbursable operating expenditure limits for the 2010 calendar year; (3) waived potential defaults related to failures to meet certain free cash flow margin requirements for each of the twelve month periods ended December 31, 2009, January 31, 2010, February 28, 2010 and March 31, 2010; (4) waived the requirement to provide separate audited financial statements for certain subsidiaries of the Company; and (5) waived potential defaults related to failures to meet certain debt service coverage ratios for the Class A and Class B Franchise Notes and timely pay fees to BTMUCC’s outside counsel.

In February 2010, we made an additional unscheduled principal payment of $1.4 million. Because we exceeded our 2009 expense limit under the BTMUCC Credit Facility, a portion of the cash receipts in lockbox accounts that otherwise would have been released to the Company to reimburse it for operating expenses were instead applied in February 2010 to additional principal payments of $0.8 million on the Class A Franchise Notes and $0.6 million on the Class B Franchise Note.

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

NexCen is not a named borrowing entity under the BTMUCC Credit Facility. However, the Brand Entities earn substantially all of our revenues and remit the related cash receipts to lockbox accounts that we have established in connection with the BTMUCC Credit Facility to perfect the lender’s security interest in the cash receipts. See Note 2(d) – Accounting Policies and Pronouncements - Cash and Cash Equivalents. The terms of the BTMUCC Credit Facility control the amount of cash that may be distributed by each Brand Entity to the Managers, the Issuer and NexCen Brands, and certain non-ordinary course expenses or expenses beyond a certain annual total limit must be paid out of cash on hand.

Our BTMUCC Credit Facility prohibits NexCen, the Issuer, the Managers and each Brand Entity from securing any additional borrowings without the prior written consent of BTMUCC. It also contains numerous reporting obligations, as well as affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, fundamental changes, asset sales, acquisitions, capital and other expenditures, dividends and other payments affecting subsidiaries. The Company’s failure to comply with the financial and other restrictive covenants could result in a default under the BTMUCC Credit Facility, which could then trigger, among other things, the lender’s right to accelerate principal payment obligations, foreclose on virtually all of the assets of the Company and take control of all of the Company’s cash flows from operations. Our BTMUCC Credit Facility further contains a subjective acceleration clause whereby our lender has the right to accelerate all principal payment obligations upon a “material adverse change,” which is broadly defined as the occurrence of any event or condition that, individually or in the aggregate, has had, is having or could reasonably be expected to have a material adverse effect on (i) the collectability of interest and principal on the debt, (ii) the value or collectability of the assets securing the debt, (iii) the business, financial condition, or operations of the Company or our subsidiaries, individually or taken as a whole, (iv) the ability of the Company or our subsidiaries to perform its respective obligations under the loan agreements, (v) the validity or enforceability of any of the loan documents, and (vi) the lender’s ability to foreclose or otherwise enforce its interest in any of the assets securitizing the debt. To date, BTMUCC has not invoked the “material adverse change” provision or otherwise sought acceleration of our principal payment obligations.

BTMUCC has provided the Company amendments and waivers since the restructuring of the debt in August 2008, including reduction of interest rates, deferral of scheduled principal payment obligations and certain interest payments, waivers and extensions of time related to the obligations to issue dilutive warrants, allowance of certain payments to be excluded from debt service obligations, as well as relief from debt service coverage ratio requirements, certain capital and operating expenditure limits, certain loan-to-value ratio requirements, certain free cash flow margin requirements, and the requirement to provide financial statements by certain deadlines. We anticipate that, unless we are able to obtain waivers or amendments from our lender, we will breach certain covenants under the BTMUCC Credit Facility in 2010, including requirements to meet certain free cash flow margin and debt service coverage ratio. There can be no assurance that we will be able to obtain waivers or amendments, and our lender may default the Company and seek to accelerate our principal payment obligations pursuant to any of the covenants or the subjective acceleration clause of the BTMUCC Credit Facility. In addition, our scheduled principal payments under the BTMUCC Credit Facility include a final principal payment on our Class B Franchise Note of $34.5 million in July 2011. We currently do not expect that we will be able to make this principal payment. Accordingly, we have classified all of the debt outstanding under the BTMUCC Credit Facility as a current liability as of March 31, 2010 and December 31, 2009.

On May 13, 2010, in connection with NexCen’s agreement to sell our franchise business to an affiliate of LLCP for $112.5 million, subject to certain closing adjustments, NexCen and certain of our subsidiaries entered into agreements with BTMUCC that are intended to facilitate and support the completion of the sale transaction.  The agreements provide for the satisfaction of the debt owed to BTMUCC and the release of liens in favor of BTMUCC, upon payment to BTMUCC of a portion of the sale proceeds (in no event less than $98 million), as well as certain limited waivers of covenants and obligations in the BTMUCC Credit Facility to facilitate the completion of, and assist NexCen in remaining in compliance with the BTMUCC Credit Facility pending completion of, the sale transaction.  As of April 30, 2010, the outstanding amount of indebtedness owed to BTMUCC was $136.4 million. See Note 13 – Subsequent Events for additional information about the agreements with LLCP and BTMUCC.

The scheduled aggregate maturities of our debt as of March 31, 2010 are as follows (in thousands):

	Class A(1)	Class B	Deficiency Note(1)	Total
2010	$2,025	$534	$–	$2,559
2011	3,390	34,964	–	38,354
2012	3,918	–	–	3,918
2013	74,498	–	28,471	102,969
Total	$83,831	$35,498	$28,471	$147,800

(1)	Maturities related to the Deficiency Note include additional PIK interest of approximately $11.3 million that will be due in 2013 if we do not pay the Deficiency Note prior to its maturity.

We amortize certain costs incurred in connection with the Original BTMUCC Credit Facility and the Amended Credit Facility over the term of the loan using the effective interest method. We expense certain other third party costs associated with various amendments to the Original BTMUCC Credit Facility, including the January 2008 Amendment, the Amended Credit Facility and all subsequent amendments to date, as we incur them, and we include these costs in our Consolidated Statements of Operations as Financing Charges.

(b)	Direct and Guaranteed Lease Obligations

We recognize a liability for the fair value of certain lease obligations undertaken at the inception of a lease guarantee. We assumed direct lease obligations with respect to the purchase of certain formerly company-owned and operated MaggieMoo’s stores (“Lease Obligations”). We also assumed certain guarantees for leases related to certain MaggieMoo’s franchised locations (“Lease Guarantees”). In general, the Lease Guarantees are contingent guarantees that become our direct obligations if a franchisee defaults on its lease agreement. We treated all of the direct Lease Obligations and the Lease Guarantees as assumed liabilities at the time of acquisition of MaggieMoo’s and as a result included these assumed liabilities in the purchase price of the acquisition.

We analyze each Lease Obligation and Lease Guarantee and determine the fair value based on the facts and circumstances of the lease and franchisee performance. Based on those analyses, we include the carrying amounts of these liabilities in acquisition related liabilities as of March 31, 2010 and December 31, 2009 as follows (in thousands):

	March 31, 2010	December 31, 2009
Lease obligations	$326	$313
Lease guarantees	315	315
Total	$641	$628

	March 31, 2010	December 31, 2009
Current	$432	$432
Long-term	209	196
Total	$641	$628

At the end of each calendar year, we review the facts and circumstances of each Lease Obligation and Lease Guarantee. Based on this review, we may change our determination as to the carrying amounts of these liabilities and/or expected maturities of the leases.

In addition to the Lease Guarantees, under the terms of the Pretzel Time, Pretzelmaker and Great American Cookies acquisitions, we agreed to reimburse the respective sellers for 50% of the sellers’ obligations under certain lease guarantees if certain franchise agreements were terminated after a period of one year from the date of acquisition. We are not a guarantor of any leases to third parties and have not recorded any amounts in the financial statement related to these contingent obligations. We may mitigate our exposure to these lease guarantees in cases where the primary lessors of the property have also personally guaranteed the lease obligations by finding new franchisees to perform on the leases, or by negotiating directly with landlords to settle the amounts due.  We had maximum amounts of undiscounted potential exposure related to these third-party contingent lease guarantees as of March 31, 2010 and December 31, 2009 of $2.2 million and $2.7 million, respectively.

(8) STOCK BASED COMPENSATION

We did not grant any options or warrants during the three months ending March 31, 2010. Information related to options outstanding and warrants issued by the Company is as follows:

	Number of shares (in thousands)	Weighted - Average Exercise Price
Outstanding at January 1, 2010	4,292	$2.60
Cancelled/Forfeited/Expired	(80)	$0.92
Outstanding March 31, 2010	4,212	$2.63

Total stock-based compensation expense included in selling, general and administrative expenses was approximately $0.1 million during both of the three months ended March 31, 2010 and 2009. The total unrecognized compensation cost related to non-vested share-based compensation agreements granted under all stock option plans as of March 31, 2010 is approximately $0.2 million. We expect to recognize this cost over the vesting period of approximately 2 years. There was no income tax benefit recognized in the income statement for stock-based compensation arrangements and no capitalized stock-based compensation cost incurred during the three months ended March 31, 2010 and 2009.

No stock options were exercised in the three months ended March 31, 2010 or 2009. The total number of warrants outstanding as of March 31, 2010 was 1,183,333, all of which were exercisable. There were 887,922 shares available for issuance as of March 31, 2010.

(9) INCOME TAXES

We incur state income tax expense for taxable income at the subsidiary level and foreign taxes withheld on franchise royalties received from foreign based franchisees in accordance with acceptable tax treaties. Our current provision for taxes for the three months ending March 31, 2010 and 2009 was $0.1 million in both periods. We recorded no deferred income taxes or benefits for the three months ending March 31, 2010 and 2009.

We record income tax expense and benefits for financial statement recognition and measurement for tax positions that we believe more-likely-than-not will be substantiated upon examination by taxing authorities.  We measure the amount recognized as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. It is the Company’s position to recognize interest and/or penalties related to uncertain tax positions in income tax expense. We have not been audited by the IRS and currently are not under IRS examination, although all tax years for which we have tax loss carry-forwards are subject to future examination by taxing authorities. We are currently under examination by the state of New York for the 2006 through 2008 tax years.

Deferred income taxes reflect the net tax effect of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. As of December 31, 2009 deferred tax assets were $359.2 million, consisting primarily of $293.0 million from federal net operating loss carry-forwards of $837.0 million, which expire at various dates through 2029, and $36.6 million of deferred tax benefits arising from the impairment of intangible assets.

Consistent with ASC 740, we have provided a full valuation allowance against our deferred tax assets for financial reporting purposes because we have not satisfied the GAAP requirement in order to recognize the value, namely, that there exists objective evidence of our ability to generate sustainable taxable income from our operations. Based upon our historical operating performance and the reported cumulative net losses to date, as well as amortization expense relating to intangible assets that will be deductible in computing taxable income in future years, we presently do not have sufficient objective evidence to support the recovery of our deferred tax assets.

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

(10) RELATED PARTY TRANSACTIONS

We receive legal services from Kirkland & Ellis LLP, which we consider to be a related party because a partner at that firm, George P. Stamas, is a member of our Board of Directors. Expenses related to Kirkland & Ellis LLP for the three months ended March 31, 2010 and 2009 were approximately $0.1 million and $0.2 million, respectively. Outstanding payables due to Kirkland & Ellis LLP were $0.4 million at March 31, 2010 and December 31, 2009.

The Athlete’s Foot Marketing Support Fund, LLC (the “TAF MSF”), is an entity that is funded by the domestic franchisees of TAF to provide domestic marketing and promotional services on behalf of the franchisees. We previously advanced funds to the TAF MSF under a loan agreement. The terms of the loan agreement included a borrowing rate of prime (on the date of the loan) plus 2%, and repayment by the TAF MSF with no penalty, at any time. As of March 31, 2010 and December 31, 2009, we had receivable balances of $1.1 million and $1.2 million, respectively, from the TAF MSF.  We recorded interest income earned from the fund in the amount of less than $0.1 million for the three months ended March 31, 2010 and 2009. We also established a matching contribution program with the TAF MSF whereby we agreed to match certain franchisee contributions, not to exceed $0.1 million per quarter over 12 quarters.  For both the three months ended March 31, 2010 and 2009, we contributed approximately $0.1 million in matching funds to the TAF MSF.  The amount of the liability recorded related to the matching contribution program with the TAF MSF was $0.7 million as of both March 31, 2010 and December 31, 2009.

 (11) COMMITMENTS AND CONTINGENCIES

(a) LEGAL PROCEEDINGS

Securities Class Action. A total of four putative securities class actions were filed in May, June and July 2008 in the United States District Court for Southern District of New York against NexCen and certain of our former officers and a current director for alleged violations of the federal securities laws. On March 5, 2009, the court consolidated the actions under the caption, In re NexCen Brands, Inc. Securities Litigation, No. 08-cv-04906, and appointed Vincent Granatelli as lead plaintiff and Cohen Milstein Sellers & Toll PLLC as lead counsel. On August 24, 2009, plaintiff filed an Amended Consolidated Complaint. Plaintiff alleges that defendants violated federal securities laws by misleading investors in the Company’s public filings and statements during a putative class period that begins on March 13, 2007, when the Company announced the establishment of the credit facility with BTMUCC, and ends on May 19, 2008, when the Company’s stock fell in the wake of the Company’s disclosure of the previously undisclosed terms of a January 2008 amendment to the credit facility, the substantial doubt about the Company’s ability to continue as a going concern, the Company’s inability to timely file its periodic report and the expected restatement of its Annual Report on Form 10-K for the year ended December 31, 2007, initially filed on March 21, 2008. The Amended Consolidated Complaint asserts claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5, and also asserts that the individual defendants are liable as controlling persons under Section 20(a) of the Exchange Act. Plaintiff seeks damages and attorneys’ fees and costs. On October 8, 2009, the Company filed a motion to dismiss the amended complaint. Plaintiff filed his opposition on December 14, 2009, and the Company filed a reply on January 27, 2010. The court has rescheduled the hearing on the motion to dismiss for June 8, 2010.

Shareholder Derivative Action. A federal shareholder derivative action premised on essentially the same factual assertions as the federal securities actions also was filed in June 2008 in the United States District Court for Southern District of New York against the directors and former directors of NexCen. This action is captioned: Soheila Rahbari v. David Oros, Robert W. D’Loren, James T. Brady, Paul Caine, Jack B. Dunn IV, Edward J. Mathias, Jack Rovner, George Stamas & Marvin Traub, No. 08-CV-5843 (filed on June 27, 2008). In this action, plaintiff alleges that NexCen’s Board of Directors breached its fiduciary duties in a variety of ways, mismanaged and abused its control of the Company, wasted corporate assets, and unjustly enriched itself by engaging in insider sales with the benefit of material non-public information that was not shared with shareholders. Plaintiff further contends that she was not required to make a demand on the Board of Directors prior to bringing suit because such a demand would have been futile, due to the board members’ alleged lack of independence and incapability of exercising disinterested judgment on behalf of the shareholders. Plaintiff seeks damages, restitution, disgorgement of profits, attorneys’ fees and costs, and miscellaneous other relief.  On November 18, 2008, the Court informed the parties that the case would be stayed for 180 days and requested that they file a status report thereafter so the Court might consider whether the stay should be extended. Plaintiff thereafter indicated that she intended to file an amended derivative complaint after the Company filed its amended Annual Report on Form 10-K for the year ended December 31, 2007, including a restatement of its 2007 financial results.  On June 2, 2009, the Court lifted the stay and ordered the plaintiff to file her amended derivative complaint no later than two weeks after the Company filed its restated 2007 financials. On August 25, 2009, plaintiff filed an amended complaint that includes additional allegations based on the Company’s August 11, 2009 Form 10-K/A. However, the amended complaint does not assert any new legal claims, and omits plaintiff’s previously asserted claim for corporate waste. Defendants moved to dismiss the amended complaint on October 8, 2009. Plaintiff filed her opposition on November 23, 2009, and defendants filed their reply on December 8, 2009. The court has scheduled the hearing on the motion to dismiss for June 25, 2010.

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

In March 2009, the parties, including NexCen, reached a preliminary global settlement of all 309 coordinated class actions cases under which defendants would pay a total of $586 million (the “Settlement Amount”) to the settlement class in exchange for plaintiffs releasing all claims against them. Under the proposed terms of this settlement, NexCen’s portion of the Settlement Amount would be paid by our insurance carrier. In October 2009, the district court issued a decision granting final approval of the settlement. Because NexCen has no out-of-pocket liability under the approved settlement, we no longer maintain the reserve of $0.5 million. We recorded the reversal of this reserve in income from discontinued operations as of June 30, 2009. On October 23, 2009, certain objectors filed a petition to the U.S. Court of Appeals for the Second Circuit to appeal the class certification order on an interlocutory basis. Two other notices of appeal were filed by nine other objectors.  Plaintiffs, underwriter defendants, and the issuer defendants filed opposition papers.  The appeals are pending.

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

(b) CONTRACTUAL COMMITMENTS

In connection with our existing businesses and the businesses sold in 2008, we are obligated under various leases for office space in New York City and Norcross, Georgia and other locations, which leases expire at various dates through 2017. As of the date of this Report, we have subleased or assigned all of the Company’s lease obligations, other than for our headquarters in New York City and our NFM facility in Norcross, Georgia.

(c) LONG-TERM RESTRICTED CASH

As of March 31, 2010 and December 31, 2009, we had long-term restricted cash of $0.4 million and $1.0 million, respectively. Approximately $0.1 million of the long-term restricted cash is used for a security deposit on our NFM lease, and the remainder consists of amounts to be used to fund the capital improvements to expand the production capabilities of our manufacturing facility to enable us to produce and sell pretzel mix to our pretzel franchisees. We utilized approximately $0.5 million of this restricted cash in the first quarter of 2010 and plan to utilize the remaining $0.3 million during the second quarter of 2010 to fund the balance of the capital improvements.

(12) DISCONTINUED OPERATIONS

The table below shows the results of discontinued operations (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Revenues	$–	$–
Operating expenses	(7)	(133)
Other income	24	–
Income (loss) before income taxes	17	(133)
Income taxes	–	–
Net income (loss) from discontinued operations	$17	$(133)
Income (loss) per share (basic and diluted) from discontinued operations	$0.00	$(0.00)
Weighted average shares outstanding	56,952	56,671

 (13) SUBSEQUENT EVENTS

On April 29, 2010, we entered into an amendment to the lease for the Company’s New York office which reduced the rent by approximately $50,000 per month effective as of January 15, 2010. In connection with the execution of this amendment, we provided a letter of credit for approximately $0.6 million to secure the lease.

On May 13, 2010, NexCen entered into an agreement to sell our franchise business to an affiliate of LLCP. The purchase price for the business is $112.5 million and is subject to certain closing adjustments.  Under the terms of the sale agreement, LLCP’s affiliate, Global Franchise Group, LLC (“Purchaser”), will acquire the subsidiaries of the Company that own the Company’s franchise business assets and also the Company’s franchise management operations, including the Company’s management operations in Norcross, Georgia, and its cookie and pretzel dough factory and research facility in Atlanta, Georgia.  Specifically, the Company will: (i) sell to Purchaser all of the Company’s equity interests in TAF Australia, LLC; (ii) cause NexCen Holding Corporation to sell to Purchaser all of its equity interests in Athlete’s Foot Brands, LLC, The Athlete’s Foot Marketing Support Fund, LLC, GAC Franchise Brands, LLC, GAC Manufacturing, LLC, GAC Supply, LLC, MaggieMoo’s Franchise Brands, LLC, Marble Slab Franchise Brands, LLC, PM Franchise Brands, LLC, PT Franchise Brands, LLC, and ShBx IP Holdings LLC; (iii) cause NB Supply Management Corp. to sell to Purchaser certain specified assets, and to assign to Purchaser certain specified liabilities; and (iv) cause NexCen Franchise Management, Inc. to sell to Purchaser certain specified assets, and to assign to Purchaser certain specified liabilities (such shares and assets, collectively the “NexCen Franchise Business”).  The purchase price is subject to closing adjustments for cash, indebtedness, other than borrowings under the BTMUCC Credit Facility, which will be satisfied at closing, working capital and other specified items, including approval of the stockholders of NexCen. The agreement does not provide for any post-closing indemnities. The transaction is expected to close in the third quarter of 2010.

In connection with the sale transaction, and as contemplated by the sale agreement, NexCen’s Board of Directors expects to approve, and recommend to stockholders the adoption of a plan of dissolution that, absent the emergence of a higher value alternative, would be implemented after the closing of the sale transaction. Subject to the resolution of existing and contingent liabilities and claims, as required by Delaware law, it is expected that the plan of dissolution will result in a liquidating distribution to NexCen’s stockholders.  NexCen cannot yet predict with certainty the timing or amount of any such distribution.

In conjunction with the sale agreement, NexCen and certain of our subsidiaries entered into an accord and satisfaction agreement with BTMUCC, under which BTMUCC will accept a portion of the sale proceeds (but in no event less than $98.0 million), at the closing of the sale transaction, in full satisfaction of the outstanding indebtedness owed to BTMUCC. The accord and satisfaction agreement provides that the Issuer and the Co-Issuers can satisfy and permanently extinguish all outstanding obligations under the BTMUCC Credit Facility (which was an aggregate principal amount (plus accrued and unpaid interest) of $136.4 million as of April 30, 2010) through the payment of (i) $98.0 million, (ii) the amount by which aggregate consideration for the sale of the Company (after giving effect to various adjustments) exceeds $112.5 million, (iii) the amount by which the Company’s cash (after giving effect to various adjustments) exceeds $6.0 million, and (iv) all outstanding third-party fees and expenses of BTMUCC.   NexCen will retain the balance of the sale proceeds, plus a portion of the cash on hand. NexCen and certain of our subsidiaries also entered into an amendment and waiver agreement with BTMUCC on May 13, 2010, which includes certain limited waivers of covenants and obligations in the existing credit agreement with BTMUCC to facilitate the completion of, and assist NexCen in remaining in compliance with the BTMUCC Credit Facility pending completion of, the sale transaction.

For additional information about the agreements with LLCP and BTMUCC, as well as copies of the agreements, see our Current Report on Form 8-K filed with the SEC on May 17, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In this Report, we make statements that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect,” and similar expressions often indicate that a statement is a “forward-looking statement.” Statements about non-historic results also are considered to be forward-looking statements.  None of these forward-looking statements are guarantees of future performance or events, and they are subject to numerous risks, uncertainties and other factors.  Given the risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements.  Factors that could cause or contribute to such differences include those discussed throughout this Report, in Item 1A, under the heading “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 10-K”), and our other periodic reports filed with the Securities and Exchange Commission. Forward-looking statements reflect our reasonable beliefs and expectations as of the time we make them, and we have no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

NexCen is a strategic brand management company that owns and manages a portfolio of seven franchised brands, operating in a single business segment: Franchising. Five of our brands (Great American Cookies, Marble Slab Creamery, MaggieMoo’s, Pretzel Time and Pretzelmaker) are in the QSR industry. The other two brands (TAF and Shoebox New York) are in the retail footwear and accessories industry. All seven franchised brands are managed by NFM, a wholly owned subsidiary of NexCen. Our franchise network, across all of our brands, consists of approximately 1,700 stores in 38 countries.

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

We discuss our business in detail in Item 1-Business of our 2009 10-K, and we discuss the risks affecting our business in Item 1A-Risk Factors of our 2009 10-K.

As discussed in Note 13 – Subsequent Events to our Unaudited Condensed Consolidated Financial Statements contained in this report, on May 13, 2010 we entered into an agreement to sell our franchise business, including all seven of our existing brands.  Completion of the sale is subject to various closing conditions, including the approval of NexCen’s stockholders.  We expect the transaction to close in the third quarter. The decision to sell the business resulted from an extensive strategic review of various alternatives to address our debt and capital structure, which we began in November 2009 and carried out with the assistance of an investment bank.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are the accounting policies that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective or complex estimates and judgments. Our critical accounting policies include valuation of our deferred tax assets, valuation of trademarks and intangible assets, valuation of stock-based compensation and valuation of allowances for doubtful accounts. We discuss these critical accounting policies in detail in our 2009 10-K in Item 7 under the heading “Critical Accounting Policies.” We also discuss our significant accounting policies in Note 2 to our Unaudited Condensed Consolidated Financial Statements contained in this Report and in Notes 2 and 3 to our Audited Consolidated Financial Statements included in Item 8 in our 2009 10-K.

We discuss new accounting pronouncements in Note 2 to the Unaudited Condensed Consolidated Financial Statements contained in this Report.

SEASONALITY

The business associated with certain of our brands is seasonal. However, we believe the seasonality of our brands is complementary, so that the Company’s operations do not experience material seasonality on an aggregate basis. For example, average sales of our mall-based QSR brands (Great American Cookies, Pretzel Time, and Pretzelmaker) are higher during the winter months, especially in December, whereas average sales of our ice cream brands (MaggieMoo’s and Marble Slab Creamery) are higher in the summer months and lower during the winter months.

RESULTS OF CONTINUING OPERATIONS FOR THREE MONTH PERIODS ENDED MARCH 31, 2010 AND MARCH 31, 2009

Royalty, Franchise Fee, Factory, Licensing and Other Revenues

We recognized $10.0 million in revenues for the three months ended March 31, 2010, a decrease of $1.9 million, or 16%, in revenues from the three months ended March 31, 2009. Of the $10.0 million in revenues recognized for the three months ended March 31, 2010, $4.9 million related to royalties, a decrease of $0.9 million, or 15%, from the 2009 comparable quarter; $4.2 million related to factory revenues from the sales of cookie dough and other products to our Great American Cookies franchisees, a decrease of $0.3 million, or 6%, from the 2009 comparable quarter; $0.6 million related to franchise fees, a decrease of $0.8 million, or 57%, from the 2009 comparable quarter; and $0.3 million related to licensing and other revenues, which remained flat as compared to the 2009 comparable quarter. Other revenues consist primarily of management fees paid to us from the Shoebox New York joint venture and rebates earned from vendors with which we conduct business.

Our royalty revenues have declined as a result of the quarter-over-quarter lower store count, reduced consumer spending which has affected all of our brands, as well as a decline in TAF revenue as a result of the August 6, 2009 FAF Australia and New Zealand licensing transaction. Because of the economic factors that negatively affected our revenues during 2009, we currently are unable to determine whether our revenues will stabilize or will continue to decline in 2010.

We generally record franchise fee revenues upon the opening of the franchisee’s store, which is dependent on, among other factors, real estate availability, construction build-out, and financing. Thus, we experience variability in our initial franchise fee revenue from both our sales of new franchises and in the timing of the opening of the franchisee’s store. The quarter-over-quarter decrease in initial franchise fees reflects the difficulties we have experienced in selling new franchises in light of the challenged economic environment and the lack of ready credit to current and prospective franchisees who generally depend upon financing from banks or other financial institutions in order to construct and open new units.

The quarter-over-quarter decrease in our factory revenue is due to lower consumer sales of products from our Great American Cookies franchised stores, resulting in decreased demand for cookie dough from our franchisees.

Cost of Sales

For the three months ended March 31, 2010, we incurred $2.7 million in cost of sales, a decrease of 6%, from the 2009 comparable quarter. Cost of sales is comprised of raw ingredients, labor and other direct manufacturing costs associated with our manufacturing facility. The gross profit margin on the manufacture and supply of cookie dough and the supply of ancillary products sold through our Great American Cookies franchised stores remained steady at 36% for the three months ended March 31, 2010 and 2009.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses consist primarily of compensation and personnel related costs, rent and facility related support costs,  travel, advertising, bad debt expense and stock compensation expense.

For the three months ended March 31, 2010, we recorded Franchising SG&A expenses of $2.9 million, a decrease of 6% from the 2009 comparable quarter. This quarter-over-quarter decrease reflects reductions in general office expenses as well as improved collections and fewer past due balances resulting in lower bad debt expense. We recorded Corporate SG&A expenses of $1.4 million for the three months ended March 31, 2010, a decrease of 32% from the 2009 comparable quarter. This quarter-over-quarter decrease is primarily the result of cost reduction measures, resulting in, among other things, lower rent and banking fees, and the Company’s corporate restructuring in 2009 which has resulted in lower payroll costs.

Professional Fees

Franchising professional fees primarily consist of legal and accounting fees associated with franchising activities and trademark maintenance.  Corporate professional fees primarily consist of legal fees associated with public reporting, compliance and litigation, and accounting fees related to auditing and tax services.

For the three months ended March 31, 2010, we incurred professional fees related to franchising of $0.3 million, a decrease of 35% from the 2009 comparable quarter. We incurred corporate professional fees of $0.5 million for the three months ended March 31, 2010, a decrease of 36% from the 2009 comparable quarter. The quarter-over-quarter decrease in both franchising and corporate professional fees reflects negotiated reductions in fees and reduced need for outside professionals for reporting, compliance and litigation matters.

Strategic Initiative Expenses

Strategic initiative expenses of $0.1 million for the three months ended March 31, 2010 represent legal costs, incremental board fees and other related costs associated with identifying and evaluating alternatives to our debt and capital structure.

Depreciation and Amortization

Depreciation expenses arise from property and equipment purchased for use in our operations.  We include depreciation relating to our factory operations in cost of sales. Amortization costs arise from amortizable intangible assets acquired in acquisitions.

For the three months ended March 31, 2010, we recorded depreciation and amortization expense of $0.3 million, a decrease of 65% from the 2009 comparable quarter. The quarter-over-quarter decrease is primarily the result of accelerated depreciation expense related to the New York headquarters office which ceased in August 2009.

Operating Income (Loss)

As a result of the foregoing factors, operating income for the three months ended March 31, 2010 was $1.7 million, a decrease of 3% from the 2009 comparable quarter.

Interest Income

Interest income primarily reflects the interest earned on our average cash balances. Interest income also includes interest earned from the loan agreement with the TAF MSF.  For the three months ended March 31, 2010, we recognized interest income of less than $0.1 million compared to $0.1 million for the three months ended March 31, 2009.

Interest Expense

For the three months ended March 31, 2010, we recorded interest expense of $2.6 million, a decrease of 9% from the 2009 comparable quarter. Interest expense consists primarily of interest incurred in connection with our borrowings related to our continuing operations under the BTMUCC Credit Facility. Interest expense also includes amortization of deferred loan costs and debt discount of $0.3 million and $0.4 million, respectively, for the three months ended March 31, 2010 and 2009, and imputed interest of less than $0.1 million for both the three months ended March 31, 2010 and 2009, related to a long-term consulting agreement liability assumed in the TAF acquisition (which expires in 2028). The quarter-over-quarter decrease in interest expense is primarily due to decreased borrowings related to our continuing operations (including as a result of additional, unscheduled principal payments of $5.0 million in August 2009 and $1.4 million in February 2010) and lower interest rates on our variable rate debt. For additional details regarding the BTMUCC Credit Facility, see Note 7 –Debt to our Unaudited Condensed Consolidated Financial Statements contained in this report.

Other Income

For the three months ended March 31, 2010 and 2009, we recorded other income of $0.1 million and $0.3 million, respectively. Other income consists primarily of earnings from our equity investment in Shoebox New York.

Loss From Continuing Operations Before Income Taxes

As a result of the foregoing factors, loss from continuing operations before income taxes for the three months ended March 31, 2010 was $0.7 million, an improvement of 1% from the 2009 comparable quarter.

Income Taxes

For both the three months ended March 31, 2010 and 2009, we recorded a current provision for income taxes of $0.1 million, consisting of state income taxes and foreign taxes withheld on franchise royalties received from foreign based franchisees in accordance with applicable tax treaties. We recorded no deferred income tax expense. We compute our current and deferred quarterly income tax expense or benefit based upon an estimate of the annual effective tax rate from continuing operations.

For a further discussion of the Company’s income taxes, including deferred tax assets and liabilities, see Note 9 – Income Taxes to our Unaudited Consolidated Financial Statements contained in this report.

FINANCIAL CONDITION

Our financial condition and liquidity as of March 31, 2010 raise substantial doubt about our ability to continue as a going concern. We remain highly leveraged; we have no additional borrowing capacity under the BTMUCC Credit Facility; and the BTMUCC Credit Facility imposes restrictions on our ability to freely access the capital markets. The BTMUCC Credit Facility also imposes various restrictions on our use of cash generated from operations. See Note 1(c) – Liquidity and Going Concern to our Unaudited Condensed Consolidated Financial Statements contained in this report. We are subject to numerous prevailing economic conditions and to financial, business, and other factors beyond our control. In addition, the BTMUCC Credit Facility obligates us to make a scheduled principal payment of $34.5 million on our Class B Franchise Note in July 2011. We currently do not expect that we will be able to meet this obligation. To date, we have received waivers or amendments from BTMUCC, including reduction of interest rates, deferral of scheduled principal payment obligations and certain interest payments, waiver and extension of time related to the obligations to issue dilutive warrants, allowance of certain payments to be excluded from debt service obligations, as well as relief from debt coverage ratio requirements, certain capital and operating expenditure limits, certain loan-to-value ratio requirements, certain free cash flow margin requirements and the requirement to provide financial statements by certain deadlines. We anticipate that, absent further waivers and amendments, we will breach certain covenants under the BTMUCC Credit Facility in 2010. Accordingly, we have classified all of the debt outstanding under the BTMUCC Credit Facility as a current liability as of March 31, 2010 and December 31, 2009.

If we fail to meet debt service obligations or otherwise fail to comply with the financial and other restrictive covenants, we would default under our BTMUCC Credit Facility, which could then trigger, among other things, BTMUCC’s right to accelerate all payment obligations, foreclose on virtually all of the assets of the Company and take control of all of the Company’s cash flow from operations. (See Note 7 –Debt to the Unaudited Condensed Consolidated Financial Statements contained in this report for details regarding the security structure of the debt.)

In the wake of our efforts to stabilize the Company, we have evaluated our business and concluded that for long-term growth and viability of our business, we must address the Company’s debt and capital structure. In November 2009, we retained an investment bank to assist us in identifying and evaluating alternatives to the Company’s current debt and capital structure, including recapitalization of the Company, restructuring of our debt and/or sale of some or substantially all of our assets.

On May 13, 2010, in connection with NexCen’s agreement to sell our franchise business to an affiliate of LLCP for $112.5 million, subject to certain closing adjustments, NexCen and certain of our subsidiaries entered into agreements with BTMUCC that are intended to facilitate and support the completion of the sale transaction.  The agreements provide for the satisfaction of the debt owed to BTMUCC and the release of liens in favor of BTMUCC, upon payment to BTMUCC of a portion of the sale proceeds (in no event less than $98 million), as well as certain limited waivers of covenants and obligations in the BTMUCC Credit Facility to facilitate the completion of, and assist NexCen in remaining in compliance with the BTMUCC Credit Facility pending completion of, the sale transaction.  As of April 30, 2010, the outstanding amount of indebtedness owed to BTMUCC was $136.4 million.  See Note 13 – Subsequent Events to our Unaudited Condensed Consolidated Financial Statements contained in this report for additional information about the agreements with LLCP and BTMUCC.

During the three months ended March 31, 2010, our total assets decreased by $2.6 million, and our total liabilities decreased by $2.0 million.

As of March 31, 2010, we had a total of approximately $7.7 million of cash and cash equivalents including $3.7 million of cash received from franchisees and licensees that is being held in lockbox accounts established with our commercial bank in connection with the BTMUCC Credit Facility to perfect the lender’s security interest in such cash receipts. Cash and cash equivalents also includes $0.6 million of cash previously restricted to secure a letter of credit for our New York office lease. On April 29, 2010, we entered into an amendment to the lease for the Company’s New York office which reduced the rent by approximately $50,000 per month effective as of January 15, 2010. In connection with the execution of this amendment, we replaced the letter of credit to secure the lease. See Note 13 – Subsequent Events to our Unaudited Condensed Consolidated Financial Statements contained in this report.

As of March 31, 2010, we had no short-term restricted cash. As of December 31, 2009, we had short-term restricted cash of $1.4 million representing the cash held in lockbox accounts that we expected would not be released to the Company but instead would be applied to pay down principal of our debt. In December 2009, we exceeded the total annual expense limit for 2009 established by the BTMUCC Credit Facility (which limit does not apply to cost of goods for our manufacturing facility). Under the BTMUCC Credit Facility, we are not reimbursed out of the cash in the lockbox accounts for any expenses paid in excess of our annual expense limit. Instead those amounts are released to BTMUCC to pay down principal in excess of scheduled principal payments. In order to manage our cash balance, we deferred payment of certain expenses incurred in excess of our 2009 expense limit until the expense limit reset for 2010. On January 14, 2010, we entered into an amendment of the BTMUCC Credit Facility that, among other things, essentially allowed the Company to increase its expense limit retroactively for 2009 by $0.5 million by decreasing its expense limit for 2010 by the same amount. (See Note 7 – Debt to our Unaudited Condensed Consolidated Financial Statements contained in this report.) We may exceed our expense limit in 2010, and we can provide no guarantees that our current cash on hand and cash from operations after debt service will continue to satisfy our working capital requirements in the future. In February 2010, the $1.4 million of short-term restricted cash was applied as additional principal payments on our debt.

As of March 31, 2010, we had long-term restricted cash of $0.4 million. Approximately $0.1 million of the long-term restricted cash is used for a security deposit on our NFM lease, and the remainder consists of a portion of the fees that we received from the TAFA Licenses, which we are permitted under the BTMUCC Credit Facility to use to fund the capital improvements to expand the production capabilities of our manufacturing facility to enable us to produce and sell pretzel mix to our pretzel franchisees. We plan to utilize this $0.3 million of restricted cash during the second quarter of 2010 to fund the balance of the capital improvements.

The following table reflects the use of net cash from operations, investing, and financing activities for the three month periods ended March 31, 2010 and 2009 (in thousands).

	March 31,
	2010	2009
Net income adjusted for non-cash activities	$596	$1,126
Working capital changes	583	(636)
Discontinued operations	17	(133)
Net cash provided by operating activities	1,196	357
Net cash provided by (used in) investing activities	1,190	(1,061)
Net cash used in financing activities	(2,489)	(296)
Net decrease in cash and cash equivalents	$(103)	$(1,000)

Cash flow from operating activities consists of (i) net income adjusted for depreciation, amortization, impairment charges and certain other non-cash items; (ii) changes in working capital; and (iii) cash flows from discontinued operations. We generated $1.2 million in cash provided by operating activities during in the three months ended March 31, 2010, an increase of $0.8 million from $0.4 million in the same period of 2009. The year-over-year improvement is primarily the result of increased cash from working capital purposes, partially offset by declines in net income adjusted for non-cash activities.

Net cash provided by investing activities for the three months ended March 31, 2010 was $1.2 million, including a $2.0 million decrease in short-term restricted cash used to pay down debt for capital improvements to expand production capabilities of our manufacturing facility to enable us to produce and sell pretzel mix to our pretzel franchisees as permitted under the BTMUCC Credit Facility, partially offset by $0.8 million of purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 2009 was $1.1 million, which was primarily the result of the temporary use of $1.0 million as cash collateral pending the transfer of a letter of credit that supported certain lockbox arrangements with our lender.

Net cash used in financing activities for the three months ended March 31, 2010 and 2009 was $2.5 million and $0.3 million, respectively, consisting of principal payments on debt and payments of contingent consideration related to a settlement agreement with the former owners of MaggieMoo’s. In February 2010, we made a $1.4 million additional principal payment given that we exceeded our 2009 expense limit under the BTMUCC Credit Facility.

CONTRACTUAL OBLIGATIONS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Off Balance Sheet Arrangements

We maintain advertising funds in connection with our franchised brands (“Marketing Funds”). Franchisees fund the Marketing Funds pursuant to franchise agreements. We consider these Marketing Funds to be separate legal entities from the Company and use them exclusively for marketing of the respective franchised brands. TAF MSF is a Marketing Fund for the TAF brand. Historically, on an as needed basis, we advanced funds to the TAF MSF under a loan agreement. The terms of the loan agreement include a borrowing rate of prime plus 2%, and repayment by the TAF MSF with no penalty, at any time. As of March 31, 2010, we had a receivable balance of $1.1 million from the TAF MSF. We do not consolidate Marketing Funds. For further discussion of Marketing Funds, see Note 2(q) to our Unaudited Condensed Consolidated Financial Statements contained in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks, which exist as part of our ongoing business operations. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in these forward-looking statements.

Interest Rate Risk

Our primary exposure to market risk is to changes in interest rates on our long-term debt. As of March 31, 2010, the Company had outstanding borrowings of $136.5 million under the BTMUCC Credit Facility in three separate tranches: (1) approximately $83.8 million of Class A Franchise Notes, (2) approximately $35.5 million of a Class B Franchise Note and (3) $17.2 million of a Deficiency Note. The Class B Franchise Note and the Deficiency Note both bear a fixed interest rate. The Class A Franchise Notes, representing 61% of the outstanding debt as of March 31, 2010, bear interest at 30-day LIBOR plus 3.75% per year through July 31, 2011 and then LIBOR plus 5% per year thereafter until maturity on July 31, 2013. Although LIBOR rates fluctuate on a daily basis, our LIBOR rate resets monthly on the 15th day of each month.

We are subject to interest rate risk on our rate-sensitive financing to the extent interest rates change. Our fixed and variable rate debt as of March 31, 2010 is shown in the following table (in millions).

	Balance	% of Total
Fixed Rate Debt	$52.7	39%
Variable Rate Debt	83.8	61%
Total long-term debt	$136.5	100%

The estimated fair value of the Company’s debt as of March 31, 2010 was approximately $95.6 million.

A change in LIBOR can have a material impact on our interest expense and cash flows. Under our BTMUCC Credit Facility and based upon the principal balance as of March 31, 2010, a 1% increase in 30-day LIBOR would result in additional $0.8 million in interest expense per year, while a 1% decrease in LIBOR would reduce interest expense by $0.8 million per year. We did not as of March 31, 2010, and do not currently, utilize any type of derivative instruments to manage interest rate risk. If our lender requests it, however, we will be obligated to hedge the interest rate exposure on our outstanding debt if 30-day LIBOR exceeds 3.5%.

Foreign Exchange Rate Risk

The Company is exposed to fluctuations in foreign currency on a limited basis due to our international franchisees that transact business in currencies other than the U.S. dollar. However, we do not expect the overall exposure to foreign exchange gains and losses to have a material impact on the consolidated results of operations. Because we collect international development fees and store opening fees in U.S. dollars, our foreign currency exchange exposure primarily involves continuing royalty revenues from our international franchisees.  International revenues, including royalty, franchise fee and factory revenues were approximately $0.8 million or 8.2% of our total revenues.

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010. Disclosure controls and procedures refer to controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11 to the Unaudited Condensed Consolidated Financial Statements contained in this report.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in  “Forward-Looking Statements,” in the Part I, Item 2 of this Report and in Part I - Item 1A of the 2009 10-K.  As of the date of this filing, the following are material changes in the risk factors previously disclosed in Part I - Item 1A of the 2009 10-K.

The transaction with an affiliate of LLCP may not be completed, which could materially and adversely impact our business, financial condition and results of operations.

To complete the sale of NexCen’s franchise business to an affiliate of LLCP, NexCen stockholders must approve the transaction because it will be considered a sale of substantially all of the Company’s assets. In addition, the sale agreement contains additional closing conditions that may not be satisfied or waived. If we are unable to complete the transaction, NexCen would be subject to a number of risks, including the following:

•
We may not be able to identify an alternate sale transaction or otherwise complete a recapitalization of the Company or restructuring of our debt to address our current debt and capital structure. If an alternate sale transaction is identified, such alternate sale transaction may not result in an equivalent amount of consideration to that proposed in this transaction;

•	The trading price of our common stock may decline to the extent that the current market price reflects a market assumption that the transaction will be completed;
•
Under the agreement with BTMUCC, we have received waivers of certain anticipated breaches of the BTMUCC Credit Facility through the close of the proposed transaction. We have not reached any agreement with BTMUCC regarding waivers of breaches should we be unable to close the transaction. Without such waivers, we anticipate that we will breach certain covenants in 2010 and fail to make a required scheduled principal payment of $34.5 million in July 2011. If we fail to meet debt service obligations or otherwise fail to comply with the financial and other restrictive covenants, we would default under our BTMUCC Credit Facility, which could then trigger, among other things, BTMUCC’s right to accelerate all payment obligations, foreclose on virtually all of the assets of the Company and take control of all of the Company’s cash flow from operations; and

•
The Company will incur significant transaction, compliance and other transaction related fees and costs (including, in many circumstances, an obligation to reimburse LLCP’s affiliate for its transaction costs up to $500,000 plus, in most cases (and particularly if we complete an alternate transaction), to pay a termination fee to LLCP’s affiliate of $4.5 million) which will need to be paid out of current cash on hand and cash from operations after debt service. The terms of the BTMUCC Credit Facility limit the amount of cash flow from operations that may be used for operating expenses and other general corporate purposes. We anticipate that payment of any such amounts would adversely affect the Company’s cash balance, its ability to comply with the 2010 expense limit under the BTMUCC Credit Facility, and our ability to satisfy our working capital requirements in the future.

The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition and results of operation.

The fact that there is a transaction pending could have a material and adverse effect on our business, financial condition and results of operations.

While the transaction is pending, it creates uncertainty about our future. As a result of this uncertainty, franchisees and other business partners may decide to delay, defer or cancel entering into new franchising or other business arrangements with us pending completion or termination of the transaction.

In addition, while the transaction is pending, we are subject to a number of risks, including:

•	The diversion of management and employee attention from the day-to-day business of the Company;
•	The potential disruption to our franchisees, business partners, vendors and other service providers;
•	The loss of employees who may depart due to their concern about losing their jobs following the transaction; and
•	We may be unable to respond effectively to competitive pressures, industry developments and future opportunities.

The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition and results of operation.

The sale agreement limits our ability to pursue alternatives to the transaction.

The acquisition agreement contains provisions that make it more difficult for us to sell our franchising business to a party other than LLCP.  These provisions include a general prohibition on the Company from soliciting, initiating or knowingly encouraging any acquisition proposal for a competing transaction, the requirement that the Company pay a termination fee of $4.5 million if the sale agreement is terminated in specified circumstances, and subject to certain exceptions, the requirement that the Company submit the principal terms of the proposed transaction to a vote of the Company’s stockholders, even if the Company’s Board of Directors decides not to recommend that stockholders vote in favor of the transaction.

These provisions could discourage a third party that might have an interest in acquiring all of or a significant part of the Company from considering or proposing any acquisition, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by LLCP.  Furthermore, the payment of the termination fee could also have an adverse effect on our financial condition.

Additionally, LLCP has a right to be advised of and to submit a new offer not less favorable to the Company than any unsolicited third-party acquisition offer, as set forth in the acquisition agreement, which could make it more difficult for the Company to complete an alternative transaction or discourage a third party from making an unsolicited offer.

If the pending sale transaction is completed, the Company will not have an active business or assets to generate revenue.

If the transaction is completed, the Company will have sold substantially all of its assets. Currently, all of the Company’s revenue from operations is generated from its franchise business and the subsidiaries being transferred in the pending sale transaction. If the transaction closes, we will have no active business left to operate, we will have no assets with which to generate revenue, and we will have transferred as part of the transaction substantially all of our employees (other than employees at our corporate headquarters in New York).  Nevertheless, we will have cash on hand, certain liabilities and continuing obligations.

In connection with the sale transaction, and as contemplated by the sale agreement, our Board of Directors expects to approve, and recommend to stockholders the adoption of a plan of dissolution that, absent the emergence of a higher value alternative, would be implemented after the closing of the sale transaction. If the plan of dissolution is not approved or implemented, and if an alternative is not identified and we are required to continue for an extended period without a source of revenue, the proceeds from the sale transaction that we retain will be depleted, which will reduce (and could over time eliminate) amounts that otherwise are expected to be available for distribution to stockholders.

If we complete the pending sale transaction and proceed with a dissolution of the Company, the amount or timing of any distributions to our stockholders is difficult to estimate, because there are many factors, some of which are outside of our control, that could affect our ability to make such distributions.

If we complete the pending sale transaction and proceed with dissolution of the Company, the timing and amount of any distributions to our stockholders is difficult to estimate and is subject to variation, including because of matters beyond our control. The timing and amount of any such distributions will depend upon a variety of factors, including but not limited to, whether the pending sale transaction closes on the current terms, the timing of the closing of that transaction, the impact of any negative adjustments to the purchase price for our business (pursuant to the terms of the existing sale agreement), the amount we are required to pay to satisfy our known liabilities and obligations, the amount of liabilities and obligations that we incur in the future, our future operating costs, potential limitations on the use of our tax loss carry-forwards to offset any taxable gain arising out of completion of the pending sale transaction, the resolution of currently known contingent liabilities, the amount of any unknown or contingent liabilities of which we become aware in the future, general business and economic conditions, and other similar matters. We will continue to incur claims, liabilities and expenses from operations (such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal and accounting fees, compliance costs, and miscellaneous office expenses) as we seek to close the sale transaction and then as we wind down the business.  As a result, if the dissolution process takes longer, we are likely to have less money available to distribute to our stockholders.  For all of these reasons, any  estimates regarding our anticipated expense levels and the amount we would expect to have available to distribute to our stockholders  may be inaccurate.

The pending sale transaction may limit our ability to utilize our tax loss carry-forwards.

If the Company does not maintain involvement in an active trade or business following the closing of the pending sale transaction, it may be deemed to constitute a constructive liquidation of the Company or a constructive liquidation of certain subsidiaries of the Company, for income tax purposes.  If the completion of the pending sale transaction is deemed a constructive liquidation of the Company or a constructive liquidation of certain of the subsidiaries, the Company or certain of its subsidiaries may lose, permanently, the ability to utilize their tax loss carry-forwards following completion of the transaction.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

*2.1	Acquisition Agreement, dated as of May 13, 2010, by and between NexCen Brands, Inc. and Global Franchise Group, LLC. (Designated as Exhibit 2.1 to the Form 8-K filed on May 17, 2010)

*3.1	Certificate of Incorporation of NexCen Brands, Inc. (Designated as Exhibit 3.1 to the Form 10-Q filed on August 5, 2005)

*3.2	Certificate of Amendment of Certificate of Incorporation of NexCen Brands, Inc. (Designated as Exhibit 3.1 to the Form 8-K filed on November 1, 2006)

*3.3	Amended and Restated By-laws of NexCen Brands, Inc. (Designated as Exhibit 3.1 to the Form 8-K filed on March 7, 2008)

*10.1
Waiver and Sixth Amendment dated January 14, 2010, by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, and BTMU Corporation. (Designated as Exhibit 10.1 to the Form 8-K filed on January 15, 2010)

*10.2
Waiver and Seventh Amendment dated February 10, 2010, by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, and BTMU Corporation. (Designated as Exhibit 10.1 to the Form 8-K filed on February 12, 2010)

*10.3
Waiver and Eighth Amendment dated March 12, 2010, by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, and BTMU Corporation. (Designated as Exhibit 10.1 to the Form 8-K filed on March 17, 2010)

*10.4
Ninth Amendment dated March 30, 2010, by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, and BTMU Corporation. (Designated as Exhibit 10.1 to the Form 8-K filed on March 31, 2010)

*10.5
Waiver and Tenth Amendment dated April 20, 2010, by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, and BTMU Corporation. (Designated as Exhibit 10.1 to the Form 8-K filed on April 20, 2010)

10.6	Lease between Deka First Real Estate USA L.P. and Aether Holdings, Inc., dated September 29, 2006
10.7	First Amendment of Lease between NexCen Brands, Inc. and 1330 Acquisition Co. LLC, dated April 29, 2010
*10.8
Accord and Satisfaction Agreement, dated as of May 13, 2010, by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, the Managers parties thereto, BTMU Capital Corporation, as Agent for the Noteholders, and the Noteholders (as defined in the agreement).  (Designated as Exhibit 10.1 to the Form 8-K filed on May 17, 2010)

*10.9
Waiver and Omnibus Amendment, dated as of May 13, 2010, by and among BTMU Capital Corporation as Agent and as Noteholder, NexCen Holding Corporation as Issuer, NexCen Brands, Inc., and the Subsidiary Borrowers parties thereto. (Designated as Exhibit 10.2 to the Form 8-K filed on May 17, 2010)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on May 17, 2010.

NEXCEN BRANDS, INC.

By:	/s/ Kenneth J. Hall
KENNETH J. HALL
Chief Executive Officer