Form 10-Q
period 2010-06-30
NexCen Brands, Inc.
filed 2010-08-06
CIK 1093434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

As of July 30, 2010, 57,001,730 shares of the registrant’s common stock, $.01 par value per share, were outstanding.

NEXCEN BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q
THE QUARTER ENDED JUNE 30, 2010

INDEX

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

NEXCEN BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Cash and cash equivalents	$6,033	$7,810
Short-term restricted cash	500	1,436
Trade receivables, net of allowances of $1,220 and $1,472, respectively	3,482	4,061
Other receivables	620	946
Inventory	1,189	1,123
Prepaid expenses and other current assets	1,182	1,379
Total current assets	13,006	16,755

Property and equipment, net	4,087	3,262
Investment in joint venture	300	335
Trademarks and other non-amortizable intangible assets	72,522	72,522
Other amortizable intangible assets, net of amortization	4,633	5,020
Deferred financing costs and other assets	2,950	3,770
Long-term restricted cash	802	980
Total assets	$98,300	$102,644

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$7,648	$6,596
Restructuring accruals	—	312
Deferred revenue	2,884	3,151
Current portion of debt, net of debt discount of $604 and $853, respectively	135,726	137,330
Acquisition related liabilities	582	820
Total current liabilities	146,840	148,209
Acquisition related liabilities	201	196
Other long-term liabilities	3,018	3,231
Total liabilities	150,059	151,636

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 57,196,302 shares issued and 57,001,730 outstanding at June 30, 2010; and 57,146,302 shares issued and 56,951,730 outstanding at December 31, 2009	572	571
Additional paid-in capital	2,685,064	2,684,936
Treasury stock, at cost; 194,572 shares at June 30, 2010 and December 31, 2009	(1,757)	(1,757)
Accumulated deficit	(2,735,638)	(2,732,742)
Total stockholders’ deficit	(51,759)	(48,992)
Total liabilities and stockholders’ deficit	$98,300	$102,644

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Royalty revenues	$5,447	$6,144	$10,388	$11,986
Factory revenues	4,339	4,320	8,536	8,777
Franchise fee revenues	569	1,066	1,142	2,396
Licensing and other revenues	223	251	526	582
Total revenues	10,578	11,781	20,592	23,741

Operating expenses:
Cost of sales	(2,683)	(2,670)	(5,363)	(5,507)
Selling, general and administrative expenses:
Franchising	(3,538)	(3,470)	(6,454)	(6,561)
Corporate	(1,468)	(1,912)	(2,884)	(3,996)
Professional fees:
Franchising	(315)	(560)	(583)	(970)
Corporate	(226)	(652)	(766)	(1,489)
Special investigations	-	(52)	-	(85)
Strategic initiative expenses	(1,551)	-	(1,700)	-
Depreciation and amortization	(313)	(863)	(614)	(1,725)
Total operating expenses	(10,094)	(10,179)	(18,364)	(20,333)

Operating income	484	1,602	2,228	3,408

Non-operating income (expense):
Interest income	95	47	142	102
Interest expense	(2,647)	(2,749)	(5,232)	(5,583)
Financing charges	9	31	6	(2)
Other income, net	3	372	149	720
Total non-operating expense	(2,540)	(2,299)	(4,935)	(4,763)

Loss from continuing operations before income taxes	(2,056)	(697)	(2,707)	(1,355)
Income taxes:
Current	(162)	(81)	(239)	(155)

Loss from continuing operations	(2,218)	(778)	(2,946)	(1,510)

Income from discontinued operations, net of taxes	33	362	50	229

Net loss	$(2,185)	$(416)	$(2,896)	$(1,281)

Loss per share from continuing operations – basic and diluted	$(0.04)	$(0.01)	$(0.05)	$(0.03)
Income per share from discontinued operations – basic and diluted	0.00	0.00	0.00	0.00
Net loss per share – basic and diluted	$(0.04)	$(0.01)	$(0.05)	$(0.03)

Weighted average shares outstanding – basic and diluted	56,968	56,952	56,960	56,812

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(IN THOUSANDS)
(UNAUDITED)
			Additional
	Preferred	Common	Paid-in	Treasury	Accumulated
	Stock	Stock	Capital	Stock	Deficit	Total

Balance as of December 31, 2008	$-	$569	$2,681,600	$(1,757)	$(2,729,905)	$(49,493)
Net loss	-	-	-	-	(1,281)	(1.281)
Total comprehensive loss						(1,281)
Stock-based compensation	-	-	288	-	-	288
Common stock issued	-	2	2,952	-	-	2,954
Balance as of June 30, 2009	$-	$571	$2,684,840	$(1,757)	$(2,731,186)	$(47,532)

Balance as of December 31, 2009	$-	$571	$2,684,936	$(1,757)	$(2,732,742)	$(48,992)
Net loss	-	-	-	-	(2,896)	(2,896)
Total comprehensive loss						(2,896)
Stock-based compensation	-	-	129	-	-	129
Common stock issued	-	1	(1)	-	-	-
Balance as of June 30, 2010	$-	$572	$2,685,064	$(1,757)	$(2,735,638)	$(51,759)

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,896)	$(1,281)
Add: Net income from discontinued operations	(50)	(229)
Net loss from continuing operations	(2,946)	(1,510)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	(33)	369
Depreciation and amortization	691	1,793
Stock based compensation	129	288
Unrealized gain on investment in joint venture	(87)	(298)
Amortization of debt discount	249	274
Amortization of deferred financing costs	441	483
Accrued interest on Deficiency Note	1,289	1,109
Changes in assets and liabilities, net of acquired assets and liabilities:
Decrease in trade receivables	612	1,090
Decrease (increase) in other receivables	326	(147)
Increase in inventory	(66)	(36)
Decrease in prepaid expenses and other assets	576	685
Increase (decrease) in accounts payable and accrued expenses	844	(2,416)
Decrease in restructuring accruals	(312)	(146)
Decrease in deferred revenue	(267)	(1,161)
Net cash provided by operating activities from continuing operations	1,446	377
Net cash provided by operating activities from discontinued operations	50	229
Net cash provided by operating activities	1,496	606
Cash flows from investing activities:
Decrease in restricted cash	1,114	190
Purchases of property and equipment	(1,129)	(185)
Distributions from joint venture	122	38
Acquisitions, net of cash acquired	-	(131)
Net cash provided by (used in) investing activities	107	(88)
Cash flows from financing activities:
Principal payments on debt	(3,142)	(774)
Payments of contingent consideration	(238)	—
Net cash used in financing activities	(3,380)	(774)
Net decrease in cash and cash equivalents	(1,777)	(256)
Cash and cash equivalents, at beginning of period	7,810	8,293
Cash and cash equivalents, at end of period	$6,033	$8,037
Cash paid for interest	$3,255	$3,702
Cash paid for taxes	$74	$203

See accompanying notes to unaudited condensed consolidated financial statements.

NEXCEN BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND BASIS OF PRESENTATION

 (a)  BUSINESS

NexCen Brands, Inc. (“NexCen,” “we,” “us,” “our” or the “Company”) is a strategic brand management company that owns and manages a portfolio of seven franchised brands, operating in a single business segment: Franchising. Five of the brands (Great American Cookies, Marble Slab Creamery, MaggieMoo’s, Pretzel Time and Pretzelmaker) are in the Quick Service Restaurant (“QSR”) industry. The other two brands (The Athlete’s Foot and Shoebox New York) are in the retail footwear and accessories industry. NexCen Franchise Management, Inc. (“NFM”), a wholly owned subsidiary of NexCen, manages all seven franchised brands. Our franchise network, across all of our brands, consists of approximately 1,700 retail stores in 38 countries. We earn revenues primarily from franchising, royalty, licensing and other contractual fees that third parties pay us for the right to use the intellectual property associated with our brands and from the sale of cookie dough, pretzel mix and other ancillary products to our franchisees.

On July 29, 2010, a special meeting of the Company’s stockholders was held at which the stockholders approved, among other things: (1) the sale of substantially all of NexCen’s assets (the “Asset Sale”), including its entire portfolio of franchised brands, to Global Franchise Group, LLC (“GFG”), an affiliate of Levine Leichtman Capital Partners, Inc., an independent investment firm,  pursuant to the Acquisition Agreement dated May 13, 2010, between NexCen and GFG (the “Acquisition Agreement”); and (2) the plan of complete dissolution and liquidation of NexCen following the closing of the Asset Sale. See Note 13 – Subsequent Events.

On July 30, 2010, we completed the Asset Sale and received cash proceeds of $112.5 million before payment of transaction expenses, purchase price adjustments specified in the Acquisition Agreement and pay-off of our debt. The final sale proceeds remain subject to a post-closing adjustment and may result in NexCen receiving additional funds or being required to make a payment to GFG.  In conjunction with the Asset Sale, our lender, BTMU Capital Corporation (“BTMUCC”), accepted $98.0 million from the sale proceeds , in full satisfaction of the outstanding indebtedness owed to BTMUCC under the credit facility entered into by NexCen and certain of our subsidiaries with BTMUCC (the “BTMUCC Credit Facility”). See Note 13 – Subsequent Events, under the heading “Asset Sale and Debt Repayment,” and Note 7 – Debt. NexCen retained the balance of the sale proceeds from the Asset Sale, plus a portion of the cash on hand. Subject to the resolution of existing and contingent liabilities and claims, as required by Delaware law, it is expected that the plan of dissolution approved by NexCen’s stockholders will result in a liquidating distribution to our stockholders. See Note 13 - “Subsequent Events,” under the heading “Estimated Liquidating Distribution.”  NexCen cannot yet predict with certainty the timing or amount of any such distribution. See Item 1A. Risk Factors.

(b) BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of June 30, 2010, and the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2010 and 2009, and the Condensed Consolidated Statements of Stockholders’ Deficit and the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2010 and 2009 are unaudited. The unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and our majority-owned subsidiaries. In the opinion of management, all adjustments have been made, including normal recurring adjustments, necessary to fairly present the Unaudited Condensed Consolidated Financial Statements. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the operating results for the full year. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”). The Company believes that the disclosures provided in this Report are adequate to make the information presented not misleading. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and related notes included in the 2009 10-K.

(c) LIQUIDITY AND GOING CONCERN

As of June 30, 2010, we had $6.0 million of cash on hand, which included approximately $4.0 million of cash payments from franchisees and licensees that were held in special accounts (the “lockbox accounts”) controlled by BTMUCC, in accordance with the terms of the BTMUCC Credit Facility. See Note 2 – Accounting Policies and Pronouncements - Cash and Cash Equivalents and Note 7 – Debt for additional information about the BTMUCC Credit Facility.

As of June 30, 2010, we had short-term restricted cash of $0.5 million, representing funds held in escrow pursuant to the anticipated Asset Sale, and long-term restricted cash of $0.8 million. Approximately $0.2 million of the long-term restricted cash related to the letter of credit securing our NFM lease and $0.6 million related to the letter of credit securing the lease of our NYC office.

As of June 30, 2010, our total debt outstanding under the BTMUCC Credit Facility before debt discount was $136.2 million. As of June 30, 2010, the remaining scheduled principal payments during 2010 were $1.7 million.

Our financial condition and liquidity as of June 30, 2010 raised substantial doubt about our ability to continue as a going concern. We remained highly leveraged; we had no additional borrowing capacity under the BTMUCC Credit Facility; and the BTMUCC Credit Facility imposed restrictions on our ability to freely access the capital markets. The BTMUCC Credit Facility also imposed various restrictions on the cash we generated from operations. In addition, our scheduled principal payments under the BTMUCC Credit Facility included a final principal payment on our Class B Franchise Note of $34.5 million in July 2011. We did not expect that we would be able to meet this obligation. If we failed to meet debt service obligations or otherwise failed to comply with the financial and other restrictive covenants, we would have defaulted under our BTMUCC Credit Facility, which could have then triggered, among other things, BTMUCC’s right to accelerate all payment obligations, foreclose on virtually all of the assets of the Company and take control of all of the Company’s cash flow from operations. (See Note 7 –Debt for details regarding the security structure of the debt.)

However, in connection with the closing of the Asset Sale on July 30, 2010, BTMUCC accepted $98.0 million from the sale proceeds, in full satisfaction of the outstanding indebtedness owed to BTMUCC under the BTMUCC Credit Facility.  As a result, as of the close of business on July 30, 2010, we had no debt outstanding under the BTMUCC Credit Facility, and the BTMUCC Credit Facility was cancelled and all liens were released. See Note 13 – Subsequent Events, under the heading, “Asset Sale and Debt Repayment.”

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

(d) CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments purchased with original maturities of ninety days or less. Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Cash	$3,859	$3,874
Money market accounts	2,174	3,936
Total	$6,033	$7,810

The cash balances as of June 30, 2010 and December 31, 2009 include approximately $4.0 million and $3.8 million, respectively, of cash received from franchisees and licensees that was being held in lockbox accounts established with our commercial bank in connection with the BTMUCC Credit Facility to perfect the lender’s security interest in such cash receipts. Our lender first applied the cash received into the lockbox accounts to pay the principal and interest on the debt associated with our BTMUCC Credit Facility on a monthly basis and then released the remaining cash from the lockbox accounts to us for general corporate purposes.  Our lender then utilized any excess cash to prepay the debt in accordance with the BTMUCC Credit Facility. See Note 7 – Debt.

(e) SHORT-TERM RESTRICTED CASH

As of June 30, 2010, we had short-term restricted cash of $0.5 million representing funds held in escrow pursuant to the Acquisition Agreement.  As of December 31, 2009, we had short-term restricted cash of $1.4 million representing the cash held in lockbox accounts that we expected would not be released to the Company but instead would be applied to pay down principal of our debt. Under the BTMUCC Credit Facility, we were not reimbursed out of the cash in the lockbox accounts for any expenses paid in excess of our annual expense limit. Instead those amounts were released to BTMUCC to pay down principal in excess of scheduled principal payments. We exceeded the expense limit for 2009. Accordingly, in February 2010, this short-term restricted cash was released to BTMUCC to pay down $1.4 million of our debt.

(f) LONG-TERM RESTRICTED CASH

As of June 30, 2010 we had long-term restricted cash of $0.8 million. Approximately $0.2 million of long-term restricted cash was used as collateral for a letter of credit on our NFM lease, which letter of credit was returned and cash collateral released in connection with the assignment of the NFM lease pursuant to the Asset Sale.  Additionally, on April 29, 2010, we entered into an amendment to the lease for the Company’s New York office which reduced the rent by approximately $50,000 per month effective as of January 15, 2010. In connection with the execution of this amendment, we provided a letter of credit for approximately $0.6 million to secure the lease.  As of December 31, 2009, we also had long-term restricted cash of $1.0 million consisting primarily of amounts to be used to fund the capital improvements to expand the production capabilities of our manufacturing facility, substantially all of which were expended as of June 30, 2010.

(g) TRADE RECEIVABLES, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade receivables consist of amounts we expect to collect from franchisees for royalties, franchise fees and cookie dough sales, and from licensees for license fees, net of allowance for doubtful accounts of approximately $1.2 million and $1.5 million as of June 30, 2010 and December 31, 2009, respectively. We provide a reserve for uncollectible amounts based on our assessment of individual accounts. We classify cash flows related to net changes in trade receivable balances as increases or decreases in net cash provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

Details of activity in the allowance for doubtful accounts are as follows (in thousands):

	June 30, 2010	June 30, 2009
Beginning balance	$1,472	$1,367
Additions	-	369
Deductions	(33))	-
Write-offs	(219)	(267)
Ending balance	$1,220	$1,469

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

	June 30, 2010	December 31, 2009
Finished goods	$564	$590
Raw materials	625	533
Total	$1,189	$1,123

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

The carrying amounts of cash and cash equivalents and restricted cash approximate their fair values (Level 1). The carrying amounts of debt are based on the actual amounts due under the BTMUCC Credit Facility. The fair value of debt, as discussed in Note 7 –Debt , is based on the Accord and Satisfaction Agreement, dated May 13, 2010, entered into by NexCen and certain of our subsidiaries with BTMUCC, under which BTMUCC agreed to and did accept a portion of the sale proceeds ($98.0 million) and payment of BTMUCC’s transaction expenses to a third party ($0.2 million), at the closing of the Asset Sale, in full satisfaction of the outstanding indebtedness owed to BTMUCC (Level 3).

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

Trademarks represent the value of expected future royalty income associated with the ownership of the Company’s brands:  the Great American Cookies, MaggieMoo’s, Marble Slab Creamery, Pretzelmaker and The Athlete’s Foot (“TAF”) trademarks. Other non-amortizable intangible assets consist primarily of the customer/supplier relationship with the Great American Cookies franchisees. We do not amortize trademarks and the customer/supplier relationship acquired in a purchase business combination. Instead we test them for impairment at least annually unless we subsequently determine that the intangible asset has a finite useful life. At each reporting period, we assess trademarks and other non-amortizable intangible assets to determine if any changes in facts or circumstances require a re-evaluation of the estimated value. We capitalize material costs associated with registering and maintaining trademarks.

We amortize other intangible assets over their respective estimated useful lives to their estimated residual values, and review them for impairment. Amortizable intangible assets consist primarily of franchise agreements which we are amortizing on a straight-line basis over a period ranging from one to twenty years.

(l) DEFERRED FINANCING COSTS

We capitalize costs incurred in connection with borrowings or establishment of credit facilities. We amortize these costs as an adjustment to interest expense over the life of the borrowing using the effective interest method. The balance of deferred financing costs at June 30, 2010 and December 31, 2009 was $1.8 million and $2.2 million, respectively. The amount of amortization of deferred financing costs included in interest expense was $0.4 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively.

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

 (o) PER SHARE DATA

We compute basic earnings per share by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. We compute the dilutive effects of options, warrants and their equivalents using the “treasury stock” method. As we had a net loss in each of the periods presented, basic and diluted net loss per share are the same. We have excluded warrants to purchase a total of 200,000 shares of the Company’s common stock from the calculation of diluted net loss per share for the three and six months ended June 30, 2010 and 2009 and options to purchase a total of 50,000 shares of the Company’s common stock from the calculation of diluted net loss per share for the three and six months ended June 30, 2009, because their inclusion would be anti-dilutive.

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

Based on the foregoing, we have determined that the Marketing Funds are variable interest entities. The Company is not the primary beneficiary of these variable interest entities, and therefore we exclude these funds from our Unaudited Condensed Consolidated Financial Statements. Franchisee contributions to these Marketing Funds totaled approximately $1.1 million in both the three months ended June 30, 2010 and 2009. For the six month periods ended June 30, 2010 and 2009, franchise contributions to these Marketing Funds totaled approximately $2.1 million and $2.2 million, respectively. At June 30, 2010 and December 31, 2009, respectively, our Unaudited Condensed Consolidated Financial Statements include loans and advances receivable of $1.0 million and $1.2 million due from The Athlete’s Foot Marketing Support Fund, LLC (“TAF MSF”). As of June 30, 2010 and December 31, 2009, we did not have any outstanding loans and advances from any other Marketing Fund. We also established a matching contribution program with the TAF MSF whereby we agreed to match certain franchisee contributions representing the expected net present value of these future contributions, which we include in our franchising selling, general and administrative expenses. We contributed approximately $0.1 million and $0.2 million for both the three month and six month periods ended June 30, 2010 and 2009, respectively, to the TAF MSF. The amount of the liability recorded related to the matching contribution program with the TAF MSF was $0.6 million as of June 30, 2010 and $0.7 million as of December 31, 2009.

(r)  RESEARCH AND DEVELOPMENT (“R&D”)

We maintain an innovation laboratory in our manufacturing facility in Atlanta, Georgia where we develop new flavors, new offerings and new formulations of our food products across all of our QSR brands. Independent suppliers provided equipment and other resources for the innovation laboratory. From time to time, independent suppliers also conduct or fund research and development activities for the benefit of our QSR brands. In addition, we conduct consumer research to determine our end-consumer’s preferences, trends and opinions. For the three months ended June 30, 2010 and 2009, R&D expenses were less than $0.1 million. For the six months ended June 30, 2010 and 2009, R&D expenses totaled approximately $0.1 million.

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

(t) RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2010

On January 1, 2010, we adopted FASB ASC 810, “Consolidation Variable Interest Entities,” which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that, among others, has both of the following characteristics: (a) the power to direct the activities of a variable interest entity which most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, which could potentially be significant to the variable interest entity. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance did not have a material impact on the financial condition or results of operations of the Company.

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

(3) PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following (in thousands):

	Estimated Useful Lives	June 30, 2010	December 31, 2009
Furniture and fixtures	7 - 10 Years	$749	$749
Computers and equipment	3 - 5 Years	3,289	2,206
Software	3 Years	731	714
Building	25 Years	1,149	1,129
Land	Unlimited	263	263
Leasehold improvements	Term of Lease or Economic Life	2,891	2,882
Total property and equipment		9,072	7,943
Less accumulated depreciation		(4,985)	(4,681)
Property and equipment, net of accumulated depreciation		$4,087	$3,262

Depreciation expense related to property and equipment for the three months ended June 30, 2010 and 2009 was $0.2 million and $0.6 million, respectively. Depreciation expense related to property and equipment for the six months ended June 30, 2010 and 2009 was $0.3 million and $1.3 million, respectively.

(4) TRADEMARKS AND OTHER INTANGIBLE ASSETS

We test trademarks and other non-amortizable intangible assets for potential impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the assets below its respective carrying amount.

Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value to be more or less than their respective carrying amounts. In addition, to the extent that there are significant changes in market conditions or overall economic conditions or our strategic plans change, it is possible that impairment charges related to reporting units, which currently are not impaired, may occur in the future.  The Asset Sale did not result in any adjustment to the carrying value of our intangible assets as of June 30, 2010.

Other non-amortizable intangible assets consist of the customer/supplier relationships related to Great American Cookies franchisees.  Trademarks and other non-amortizable assets by brand are as follows (in thousands):

	June 30, 2010	December 31, 2009
Trademarks:
The Athlete's Foot	$5,450	$5,450
Great American Cookies	16,481	16,481
Marble Slab Creamery	9,062	9,062
MaggieMoo's	4,194	4,194
Pretzelmaker	8,925	8,925
Total trademarks	44,112	44,112
Customer/supplier relationships related to Great American Cookies	28,410	28,410
Total trademarks and other non-amortizable intangible assets	$72,522	$72,522

Other amortizable intangible assets by brand are as follows (in thousands):

	June 30, 2010	December 31, 2009
The Athlete's Foot	$2,300	$2,300
Great American Cookies	780	780
Marble Slab Creamery	1,229	1,229
MaggieMoo's	654	654
Pretzel Time	1,322	1,322
Pretzelmaker	788	788
Total Other Intangible Assets	7,073	7,073
Less: Accumulated Amortization	(2,440)	(2,053)
Total	$4,633	$5,020

Other amortizable intangible assets consist primarily of franchise agreements and the Pretzel Time trademark. The Pretzel Time trademark became amortizable during the third quarter of 2008 as a result of the Company’s plan to consolidate the Pretzel Time brand under the Pretzelmaker brand. We are amortizing these other intangible assets generally on a straight-line basis over periods ranging from one to twenty years. We recorded total amortization expense of $0.2 million for both the three months ended June 30, 2010 and 2009. We recorded total amortization expense of $0.4 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively.

The following table presents the future amortization expense that we expect to recognize over the amortization period of other intangible assets as of June 30, 2010 (in thousands):

	Amortization Period	For the six months ended December 31,	For the year ended December 31,
	(Years)	2010	2011	2012	2013	2014	Thereafter
The Athlete's Foot	20	$58	$115	$115	$115	$115	$1,361
Great American Cookies	7	55	111	111	111	111	9
Marble Slab Creamery	20	30	61	61	61	61	750
MaggieMoo's	20	17	33	33	33	33	398
Pretzel Time	5	113	225	35	–	–	–
Pretzelmaker	5	83	166	53	–	–	–
Total Amortization		$356	$711	$408	$320	$320	$2,518

(5) JOINT VENTURE INVESTMENT – SHOEBOX NEW YORK

Shoe Box Holdings, LLC is a joint venture among the Company, the VCS Group, LLC (“VCS”), a premier women's fashion footwear company, and TSBI Holdings, LLC (“TSBI”), the originator of The Shoe Box, a multi-brand shoe retailer based in New York.

The Company and VCS each made initial investments of $0.7 million. Until the Company and VCS are repaid these initial investments, they each receive 50% of the profits and losses. Once the Company and VCS are re-paid, each member of the joint venture party is entitled to share equally in joint venture entity profits. As of June 30, 2010, our maximum loss exposure is limited to our investment of $0.3 million in the joint venture.

A wholly owned subsidiary of Shoe Box Holdings, LLC holds the acquired intellectual property of The Shoe Box, Inc. and the intellectual property of the Shoebox New York franchise concept (collectively, the “Shoebox Intellectual Property”). A subsidiary of Shoe Box Holdings, LLC retains the principal of TSBI to assist in the development of the Shoebox New York concept pursuant to a consulting agreement (the “Consulting Agreement”), and TSBI has a non-exclusive license to the Shoebox Intellectual Property (the “License Agreement”) to continue operating the existing The Shoe Box stores and to open additional stores under the Shoebox New York brand. If the License Agreement is terminated due to a breach by TSBI or if the Consulting Agreement is terminated due to a breach by the principal of TSBI, Shoe Box Holdings, LLC has the right to repurchase all of TSBI’s ownership interest for $1.00. The terms of the transaction also include an option for TSBI to purchase all of the ownership units of Shoe Box Holdings, LLC in the event that 20 franchised stores are not opened and operating on or prior to the date that is 36 months from the transaction’s second closing date (January 15, 2011) or the date that is 48 months from the transaction’s second closing date (January 15, 2012, collectively, the “Trigger Dates”). The purchase price for the Company and VCS’ ownership interests would be an amount equal to their respective initial investments of $0.7 million less any distributions they received through the Trigger Dates. TSBI also has an alternative option, in the event that 20 franchised stores are not opened and operating on or prior to either of the Trigger Dates, to withdraw from Shoe Box Holdings, LLC by surrendering its ownership units, terminating the License Agreement, and by ceasing all uses of the Shoebox Intellectual Property.

NFM manages the Shoebox New York brand, as it does NexCen’s other brands, and receives a management fee for its services, in addition to any distributions that NexCen may receive from the joint venture entity. NFM received management fees of $0.1 million during both the three month periods ended June 30, 2010 and 2009 which we included in our operating income. During both the six month periods ended June 30, 2010 and 2009, NFM received management fees of approximately $0.1 million. As of June 30, 2010, there are 8 stores open in the United States and 5 stores open internationally in Aruba, Kuwait and Vietnam.

Our investment in this joint venture was $0.3 million at June 30, 2010 and December 31, 2009. We recorded equity income of less than $0.1 million for both the three months ended June 30, 2010 and 2009.  We recorded equity income of $0.1 million and $0.3 million for the six months ending June 30, 2010 and 2009, respectively.  While Shoe Box Holdings, LLC is a variable interest entity (“VIE”), due primarily to the aforementioned TSBI options and ownership interest versus economic interests, we believe the Company was not the primary beneficiary as it did not have the power to direct the activities that most significantly impact the VIE’s economic performance. Accordingly, we have recorded our investment in Shoe Box Holdings, LLC under the equity method of accounting.

(6) ACCOUNTS PAYABLE, ACCRUED EXPENSES AND RESTRUCTURING ACCRUALS

(a) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Accounts payable	$5,103	$4,470
Accrued interest payable	225	245
Accrued professional fees	272	150
Deferred rent - current portion	68	80
Accrued compensation and benefits	457	203
Income and other taxes	504	249
All other	1,019	1,199
Total	$7,648	$6,596

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

Employee Separation Benefits

Restructuring liability as of December 31, 2009	$312
Charges to continuing operations	—
Cash payments and other	(312)
Restructuring liability as of June 30, 2010	$—

  (7) DEBT

(a)	BTMUCC Credit Facility

Our debt consisted of borrowings under the BTMUCC Credit Facility. On March 12, 2007, NexCen Acquisition Corp., now NexCen Holding Corporation, (“the Issuer”), a wholly owned subsidiary of the Company, entered into agreements with BTMUCC (the “Original BTMUCC Credit Facility”). In January 2008, in order to finance the acquisition of Great American Cookies, the Company and BTMUCC entered into an  amendment to the Original BTMUCC Credit Facility (the “January 2008 Amendment”). On August 15, 2008, the Company restructured the Original BTMUCC Credit Facility and the January 2008 Amendment whereby certain NexCen entities entered into an amended and restated note funding, security, management and related agreements with BTMUCC (the “Amended Credit Facility”). The Amended Credit Facility replaced all of the agreements comprising both the Original BTMUCC Credit Facility and the January 2008 Amendment. BTMUCC and the Company subsequently amended the Amended Credit Facility on September 11, 2008, December 24, 2008, January 27, 2009, July 15, 2009, August 6, 2009, January 14, 2010, February 10, 2010, March 12, 2010, March 30, 2010, April 20, 2010, and May 13, 2010 (as amended, the “BTMUCC Credit Facility”).

On July 30, 2010, BTMUCC accepted $98.0 million and payment of BTMUCC’s transaction expenses of $0.2 million to a third party, in full satisfaction of the outstanding borrowings under the BTMUCC Credit Facility. See Note 13 – Subsequent Events, under the heading “Asset Sale and Debt Repayment.” This debt consisted of the following three separate tranches: the Class A Franchise Notes, the Class B Franchise Note and the Deficiency Note (in thousands):

	June 30, 2010	December 31, 2009
Class A Franchise Notes	$83,156	$85,367
Class B Franchise Note	35,320	36,251
Deficiency Note	17,854	16,565
Total	136,330	138,183
Less debt discount	(604)	(853)
Total	$135,726	$137,330

The estimated fair value of the Company’s debt as of June 30, 2010 and December 31, 2009 was approximately $98.0 million and $92.7 million, respectively.

Each Class A Franchise Note was secured by substantially all of the assets of the Issuer and each of its subsidiaries (the “Co-Issuers”) and was collectively set to mature on July 31, 2013. The Class A Franchise Notes bore interest at LIBOR (which in all cases under the BTMUCC Credit Facility was the one-month LIBOR rate as in effect from time to time) plus 3.8% per year through July 31, 2011 and then LIBOR plus 5.0% per year thereafter until maturity on July 31, 2013. The rate in effect at June 30, 2010 was 4.1%.  The weighted average interest rate on variable rate debt for the three months ended June 30, 2010 and 2009 was 4.1% and 4.3%, respectively. The weighted average interest rate on variable rate debt for the six months ended June 30, 2010 and 2009 was 4.1% and 4.3%, respectively.

The Class B Franchise Note was secured by substantially all of the assets of the Issuer and each Co-Issuer and was set to mature on July 31, 2011. As of January 20, 2009 through maturity, these notes bore interest at a fixed rate of 8% per year. BTMUCC would have been entitled to receive a warrant covering up to 2.8 million shares of the Company’s common stock at a price of $0.01 per share if the Class B Franchise Note had not been repaid by October 1, 2010 (“Warrant Trigger Date,” which was changed by the January 14, 2010, February 10, 2010, March 30, 2010, April 20, 2010 and May 13, 2010 amendments) with the number of shares subject to such warrant being reduced on a pro-rata basis if less than 50% of the original principal amount of the Class B Franchise Note remained outstanding on the Warrant Trigger Date.

The Deficiency Note represented the amounts outstanding on the note that was backed by the Bill Blass brand, which had remained unpaid because the proceeds from the sale of the Bill Blass brand were insufficient to pay the related note in full. The Deficiency Note was set to mature on July 31, 2013 and bore interest at a fixed rate of 15% per year through maturity. There was no scheduled principal payment on the Deficiency Note until its maturity date, and interest was due on a payment-in-kind (“PIK”) basis that deferred cash interest payments until its maturity on July 31, 2013.

During the months of January 2010 through May 2010, we entered into six separate amendments of the BTMUCC Credit Facility that cumulatively (1) extended the Warrant Trigger Date from December 31, 2009 to October 1, 2010; (2) modified the cash distribution waterfall such that in February 2010 the Company received $0.5 million to pay operating expenses, with a proportional reduction in the overall reimbursable operating expenditure limits for the 2010 calendar year; (3) waived potential defaults related to failures to meet certain free cash flow margin requirements for each of the twelve month periods ended December 31, 2009, January 31, 2010, February 28, 2010 and March 31, 2010; (4) waived the requirement to provide separate audited financial statements for certain subsidiaries of the Company; and (5) waived potential defaults related to failures to meet certain debt service coverage ratios for the Class A and Class B Franchise Notes and timely pay fees to BTMUCC’s outside counsel.

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

Although the organization, terms and covenants of the specific borrowings had changed significantly since its inception, the basic structure of the facility had remained the same. The Issuer and Co-Issuers issued notes pursuant to the terms of the BTMUCC Credit Facility. These notes were secured by the assets of each brand, which consisted of the respective intellectual property assets and the related royalty revenues and trade receivables. Special purpose, bankruptcy-remote entities (each, a “Brand Entity”) held the assets of each brand.  The Issuer, also a special purpose, bankruptcy-remote entity, was the parent of all of the Brand Entities. The notes were cross-collateralized with each other, and each Brand Entity was a Co-Issuer of each note. Repayment of each note and all other obligations under the facility were the joint and several obligation of the Issuer and each Brand Entity. Certain other NexCen subsidiaries (the “Managers”) did not own any assets comprising the brands, but managed the various Brand Entities and were parties to management agreements that defined the relationship among the Managers and the respective Brand Entities they managed. In the event that certain adverse events occurred with respect to the Company, or if the Managers failed to meet certain qualifications, BTMUCC had the right to replace the Managers.

NexCen was not a named borrowing entity under the BTMUCC Credit Facility. However, the Brand Entities earned substantially all of our revenues and remitted the related cash receipts to lockbox accounts that we have established in connection with the BTMUCC Credit Facility to perfect the lender’s security interest in the cash receipts. See Note 2(d) – Accounting Policies and Pronouncements - Cash and Cash Equivalents. The terms of the BTMUCC Credit Facility controlled the amount of cash that could be distributed by each Brand Entity to the Managers, the Issuer and NexCen Brands, and certain non-ordinary course expenses or expenses beyond a certain annual total limit was required to be paid out of cash on hand.

Our BTMUCC Credit Facility prohibited NexCen, the Issuer, the Managers and each Brand Entity from securing any additional borrowings without the prior written consent of BTMUCC. It also contained numerous reporting obligations, as well as affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, fundamental changes, asset sales, acquisitions, capital and other expenditures, dividends and other payments affecting subsidiaries. The Company’s failure to comply with the financial and other restrictive covenants could have resulted in a default under the BTMUCC Credit Facility, which could then have triggered, among other things, the lender’s right to accelerate principal payment obligations, foreclose on virtually all of the assets of the Company and take control of all of the Company’s cash flows from operations. Our BTMUCC Credit Facility further contained a subjective acceleration clause whereby our lender had the right to accelerate all principal payment obligations upon a “material adverse change,” which was broadly defined as the occurrence of any event or condition that, individually or in the aggregate, has had, is having or could reasonably be expected to have a material adverse effect on (i) the collectability of interest and principal on the debt, (ii) the value or collectability of the assets securing the debt, (iii) the business, financial condition, or operations of the Company or our subsidiaries, individually or taken as a whole, (iv) the ability of the Company or our subsidiaries to perform its respective obligations under the loan agreements, (v) the validity or enforceability of any of the loan documents, and (vi) the lender’s ability to foreclose or otherwise enforce its interest in any of the assets securitizing the debt. BTMUCC did not invoke the “material adverse change” provision or otherwise seek acceleration of our principal payment obligations.

BTMUCC provided the Company amendments and waivers since the restructuring of the debt in August 2008, including reduction of interest rates, deferral of scheduled principal payment obligations and certain interest payments, waivers and extensions of time related to the obligations to issue dilutive warrants, allowance of certain payments to be excluded from debt service obligations, as well as relief from debt service coverage ratio requirements, certain capital and operating expenditure limits, certain loan-to-value ratio requirements, certain free cash flow margin requirements, and the requirement to provide financial statements by certain deadlines. As of June 30, 2010, we anticipated that, unless we were able to obtain waivers or amendments from our lender, we would breach certain covenants under the BTMUCC Credit Facility in 2010, including requirements to meet certain free cash flow margin and debt service coverage ratio. In addition, our scheduled principal payments under the BTMUCC Credit Facility included a final principal payment on our Class B Franchise Note of $34.5 million in July 2011. As of June 30, 2010, we did not expect that we would be able to make this principal payment. Accordingly, we classified all of the debt outstanding under the BTMUCC Credit Facility as a current liability as of June 30, 2010 and December 31, 2009.

On May 13, 2010, in connection with NexCen’s  entry into the Acquisition Agreement with GFG, NexCen and certain of our subsidiaries entered into agreements with BTMUCC that were intended to facilitate and support the completion of the Asset Sale.  The agreements provided for the satisfaction of the debt owed to BTMUCC and the release of liens in favor of BTMUCC, upon payment to BTMUCC of a portion of the sale proceeds (in no event less than $98.0 million), as well as certain limited waivers of covenants and obligations in the BTMUCC Credit Facility to facilitate the completion of, and assist NexCen in remaining in compliance with the BTMUCC Credit Facility pending completion of, the Asset Sale.

The scheduled aggregate maturities of our debt as of June 30, 2010 were as follows (in thousands):

	Class A	Class B	Deficiency Note(1)	Total
2010	$1,350	$356	$-	$1,706
2011	3,390	34,964	-	38,354
2012	3,918	-	-	3,918
2013	74,498	-	28,471	102,969
Total	$83,156	$35,320	$28,471	$146,947

(1)	Maturities related to the Deficiency Note included additional PIK interest of approximately $10.6 million that would have been due in 2013 if we had not paid the Deficiency Note prior to its maturity.

As of July 30, 2010, the closing date of the Asset Sale, the outstanding amount of indebtedness owed to BTMUCC was $136.2 million. In connection with the closing of the Asset Sale, BTMUCC accepted $98.0 million plus payment of BTMUCC’s transaction expenses of $0.2 million to a third party, in full satisfaction of the outstanding borrowings under the BTMUCC Credit Facility. Accordingly, the BTMUCC Credit Facility was cancelled, and all liens were released. See Note 13 – Subsequent Events.

We amortized certain costs incurred in connection with the Original BTMUCC Credit Facility and the Amended Credit Facility over the term of the loan using the effective interest method. We expensed certain other third party costs associated with various amendments to the Original BTMUCC Credit Facility, including the January 2008 Amendment, the Amended Credit Facility and all subsequent amendments to date, as we incurred them, and we included these costs in our Consolidated Statements of Operations as Financing Charges.

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

We analyze each Lease Obligation and Lease Guarantee and determine the fair value based on the facts and circumstances of the lease and franchisee performance. Based on those analyses, we include the carrying amounts of these liabilities in acquisition related liabilities as of June 30, 2010 and December 31, 2009 as follows (in thousands):

	June 30, 2010	December 31, 2009
Lease obligations	$318	$313
Lease guarantees	315	315
Total	$633	$628

	June 30, 2010	December 31, 2009
Current	$432	$432
Long-term	201	196
Total	$633	$628

At the end of each calendar year, we review the facts and circumstances of each Lease Obligation and Lease Guarantee. Based on this review, we may change our determination as to the carrying amounts of these liabilities and/or expected maturities of the leases.

In addition to the Lease Guarantees, under the terms of the Pretzel Time, Pretzelmaker and Great American Cookies acquisitions, we agreed to reimburse the respective sellers for 50% of the sellers’ obligations under certain lease guarantees if certain franchise agreements were terminated after a period of one year from the date of acquisition. We are not a guarantor of any leases to third parties and have not recorded any amounts in the financial statement related to these contingent obligations. We may mitigate our exposure to these lease guarantees in cases where the primary lessors of the property have also personally guaranteed the lease obligations by finding new franchisees to perform on the leases, or by negotiating directly with landlords to settle the amounts due.  We had maximum amounts of undiscounted potential exposure related to these third-party contingent lease guarantees as of June 30, 2010 and December 31, 2009 of $1.8 million and $2.7 million, respectively.

(8) STOCK BASED COMPENSATION

We did not grant any options or warrants during the three and six months ending June 30, 2010. Information related to options outstanding and warrants issued by the Company is as follows:
	Number of shares (in thousands)	Weighted - Average Exercise Price
Outstanding at January 1, 2010	4,292	$2.60
Issuance of Restricted Stock	(50)	$-
Cancelled/Forfeited/Expired	(97)	$0.86
Outstanding June 30, 2010	4,145	$2.64

Total stock-based compensation expense included in selling, general and administrative expenses was approximately $0.1 million and $0.2 million during the three months ended June 30, 2010 and 2009, respectively. Total stock-based compensation expense included in selling, general and administrative expenses was approximately $0.1 million and $0.3 for the six months ended June 30, 2010 and 2009, respectively. The total unrecognized compensation cost related to non-vested share-based compensation agreements granted under all stock option plans as of June 30, 2010 is approximately $0.2 million. We expect to recognize this cost over the remaining vesting period of less than 2 years. There was no income tax benefit recognized in the income statement for stock-based compensation arrangements and no capitalized stock-based compensation cost incurred during the three months ended June 30, 2010 and 2009 or the six months ended June 30, 2010 and 2009.

No stock options were exercised in the three or six months ended June 30, 2010 or 2009. The total number of warrants outstanding as of June 30, 2010 was 1,183,333, all of which were exercisable. There were 904,839 shares available for issuance as of June 30, 2010.

(9) INCOME TAXES

We incur state income tax expense for taxable income at the subsidiary level and foreign taxes withheld on franchise royalties received from foreign based franchisees in accordance with acceptable tax treaties. Our current provision for taxes was $0.2 million for the three months ending June 30, 2010 and $0.1 million during the three months ended June 30, 2009. Our current provision for taxes for the six months ending June 30, 2010 and 2009 was $0.2 million in both periods. We recorded no deferred income taxes or benefits for the three months and six months ending June 30, 2010 and 2009.

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

Deferred income taxes reflect the net tax effect of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. As of December 31, 2009, deferred tax assets were $359.2 million, consisting primarily of $293.0 million from federal net operating loss carry-forwards of $837.0 million, which expire at various dates through 2029, and $36.6 million of deferred tax benefits arising from the impairment of intangible assets.

Consistent with ASC 740, we have provided a full valuation allowance against our deferred tax assets for financial reporting purposes because we have not satisfied the GAAP requirement that there exists objective evidence of our ability to generate sustainable taxable income from our operations in order to recognize the value. Based upon our historical operating performance, among other factors, we do not have sufficient objective evidence to support the recovery of our deferred tax assets.

Because we have significant tax loss carry-forwards, we monitor any potential “ownership changes,” as defined in Section 382 of the Internal Revenue Code (“Code Section 382”), by reviewing available information regarding the transfer of shares by our existing shareholders and evaluating other transactions that may be deemed an “ownership change,” such as amendments to our credit facility. If we have an “ownership change” as defined in Code Section 382, our net operating loss carry-forwards and capital loss carry-forwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of our deferred tax assets. As of June 30, 2010, we do not believe that we experienced an ownership change as defined under Code Section 382 resulting from transfer of shares by our existing shareholders or from deemed ownership changes resulting from the various amendments to the BTMUCC Credit Facility. The Company thus expects to be able to apply its tax loss carry-forwards to offset substantially all taxable gain, if any, arising out of the Asset Sale. However, the Company and its subsidiaries will incur significant limitations on their ability to utilize the remainder of their tax loss carry-forwards as a result of the Asset Sale, and likely will forfeit substantially all of their tax loss carry-forwards when NexCen implements the plan of dissolution approved by the Company’s stockholders.  See Note 13 – “Subsequent Events.”

(10) RELATED PARTY TRANSACTIONS

We receive legal services from Kirkland & Ellis LLP, which we consider to be a related party because a partner at that firm, George P. Stamas, is a member of our Board of Directors. Expenses related to Kirkland & Ellis LLP for the three months ended June 30, 2010 and 2009 were approximately $0.6 million and $0.1 million, respectively.  Expenses related to Kirkland & Ellis LLP for the six months ended June 30, 2010 and 2009 were approximately $0.7 million and $0.3 million, respectively. Outstanding payables due to Kirkland & Ellis LLP were $0.7 million and $0.4 million at June 30, 2010 and December 31, 2009, respectively.

The Athlete’s Foot Marketing Support Fund, LLC (the “TAF MSF”), is an entity that is funded by the domestic franchisees of TAF to provide domestic marketing and promotional services on behalf of the franchisees. We previously advanced funds to the TAF MSF under a loan agreement. The terms of the loan agreement included a borrowing rate of prime (on the date of the loan) plus 2%, and repayment by the TAF MSF with no penalty, at any time. As of June 30, 2010 and December 31, 2009, we had receivable balances of $1.0 million and $1.2 million, respectively, from the TAF MSF.  We recorded interest income earned from the fund in the amount of less than $0.1 million for the three months ended June 30, 2010 and 2009. We recorded interest income earned from the fund in the amount of less than $0.1 million for the six months ended June 30, 2010 and 2009. We also established a matching contribution program with the TAF MSF whereby we agreed to match certain franchisee contributions, not to exceed $0.1 million per quarter over 12 quarters.  For both the three months ended June 30, 2010 and 2009, we contributed approximately $0.1 million in matching funds to the TAF MSF.  For both the six months ended June 30, 2010 and 2009, we contributed approximately $0.2 million in matching funds to the TAF MSF. The amount of the liability recorded related to the matching contribution program with the TAF MSF was $0.6 million and $0.7 million as of June 30, 2010 and December 31, 2009, respectively.

(11) COMMITMENTS AND CONTINGENCIES

(a) LEGAL PROCEEDINGS

Class Action. A purported class action was filed on July 23, 2010 in the Supreme Court of the State of New York against NexCen Brands, members of the Company’s Board of Directors and management, LLCP, and GFG. This action is captioned: Soheila Rahbari v. NexCen Brands, Inc., et al., Index No. 651063/2010. The complaint alleges, among other things, that certain of the Company’s directors and officers breached their fiduciary duties of candor, loyalty, due care, independence, good faith and fair dealing in connection with the proposed sale of the Company’s franchise business assets to GFG. Plaintiff seeks injunctive relief, rescission, constructive trust and an award of costs including attorneys’ fees.  On July 28, 2010, the Company removed the lawsuit to the United States District Court for the Southern District of New York.

Securities Class Action. A total of four putative securities class actions were filed in May, June and July 2008 in the United States District Court for Southern District of New York against NexCen and certain of our former officers and a current director for alleged violations of the federal securities laws. On March 5, 2009, the court consolidated the actions under the caption, In re NexCen Brands, Inc. Securities Litigation, No. 08-cv-04906, and appointed Vincent Granatelli as lead plaintiff and Cohen Milstein Sellers & Toll PLLC as lead counsel. On August 24, 2009, plaintiff filed an Amended Consolidated Complaint. Plaintiff alleges that defendants violated federal securities laws by misleading investors in the Company’s public filings and statements during a putative class period that begins on March 13, 2007, when the Company announced the establishment of the credit facility with BTMUCC, and ends on May 19, 2008, when the Company’s stock fell in the wake of the Company’s disclosure of the previously undisclosed terms of a January 2008 amendment to the credit facility, the substantial doubt about the Company’s ability to continue as a going concern, the Company’s inability to timely file its periodic report and the expected restatement of its Annual Report on Form 10-K for the year ended December 31, 2007, initially filed on March 21, 2008. The Amended Consolidated Complaint asserts claims under Section 10(b) of the Exchange Act and SEC Rule 10b-5, and also asserts that the individual defendants are liable as controlling persons under Section 20(a) of the Exchange Act. Plaintiff seeks damages and attorneys’ fees and costs. On October 8, 2009, the Company filed a motion to dismiss the amended complaint. Plaintiff filed his opposition on December 14, 2009, and the Company filed a reply on January 27, 2010. The court has rescheduled the hearing on the motion to dismiss for August 19, 2010.

Shareholder Derivative Action. A federal shareholder derivative action premised on essentially the same factual assertions as the federal securities actions also was filed in June 2008 in the United States District Court for Southern District of New York against the directors and former directors of NexCen by the same plaintiff in the class action litigation filed in the Supreme Court of the State of New York described above. This action is captioned: Soheila Rahbari v. David Oros, Robert W. D’Loren, James T. Brady, Paul Caine, Jack B. Dunn IV, Edward J. Mathias, Jack Rovner, George Stamas & Marvin Traub, No. 08-CV-5843 (filed on June 27, 2008). In this action, plaintiff alleges that NexCen’s Board of Directors breached its fiduciary duties in a variety of ways, mismanaged and abused its control of the Company, wasted corporate assets, and unjustly enriched itself by engaging in insider sales with the benefit of material non-public information that was not shared with shareholders. Plaintiff further contends that she was not required to make a demand on the Board of Directors prior to bringing suit because such a demand would have been futile, due to the board members’ alleged lack of independence and incapability of exercising disinterested judgment on behalf of the shareholders. Plaintiff seeks damages, restitution, disgorgement of profits, attorneys’ fees and costs, and miscellaneous other relief.  On November 18, 2008, the Court informed the parties that the case would be stayed for 180 days and requested that they file a status report thereafter so the Court might consider whether the stay should be extended. Plaintiff thereafter indicated that she intended to file an amended derivative complaint after the Company filed its amended Annual Report on Form 10-K for the year ended December 31, 2007, including a restatement of its 2007 financial results.  On June 2, 2009, the Court lifted the stay and ordered the plaintiff to file her amended derivative complaint no later than two weeks after the Company filed its restated 2007 financials. On August 25, 2009, plaintiff filed an amended complaint that includes additional allegations based on the Company’s August 11, 2009 Form 10-K/A. However, the amended complaint does not assert any new legal claims, and omits plaintiff’s previously asserted claim for corporate waste. Defendants moved to dismiss the amended complaint on October 8, 2009. Plaintiff filed her opposition on November 23, 2009, and defendants filed their reply on December 8, 2009. The court held the hearing on the motion to dismiss on June 25, 2010. On July 30, 2010, the Court dismissed the amended complaint.

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

SEC Investigation. We voluntarily notified the Enforcement Division of the SEC of our May 19, 2008 disclosure. The SEC commenced an informal investigation of the Company regarding the matters disclosed, and the Company has been cooperating with the SEC and voluntarily provided documents and testimony, as requested. On or about March 17, 2009, we were notified that the SEC had commenced a formal investigation of the Company as of October 2008. On July 15, 2010, we were notified by the Enforcement Division of the SEC that it had completed its two year investigation of the Company and does not intend to recommend any enforcement action by the SEC.

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

(b) CONTRACTUAL COMMITMENTS

We are obligated under various leases for office space in New York City and Norcross, Georgia and other locations, which leases expire at various dates through 2018. As of the date of this Report, we have subleased or assigned all of the Company’s lease obligations, other than for our headquarters in New York City.  The lease for our NFM facility in Norcross, Georgia was assumed by GFG in connection with the Asset Sale.  See Note 13 – “Subsequent Events.”

(c) LONG-TERM RESTRICTED CASH

As of June 30, 2010, we had long-term restricted cash of $0.8 million. Approximately $0.2 million of long-term restricted cash was used as collateral for a letter of credit on our NFM lease, which lease was assigned pursuant to the Asset Sale.  Additionally, on April 29, 2010, we entered into an amendment to the lease for the Company’s New York office which reduced the rent by approximately $50,000 per month effective as of January 15, 2010. In connection with the execution of this amendment, we provided a letter of credit for approximately $0.6 million to secure the lease.  As of December 31, 2009, we had long-term restricted cash of $1.0 million consisting primarily of amounts to be used to fund the capital improvements to expand the production capabilities of our manufacturing facility, substantially all of which were expended as of June 30, 2010 to fund the balance of the capital improvements.

(12) DISCONTINUED OPERATIONS

The table below shows the results of discontinued operations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$-	$-	$-	$-
Operating expenses	(11)	361	(18)	227
Other income	44	1	68	2
Income before income taxes	33	362	50	229
Income taxes	-	-	-	-
Net income from discontinued operations	$33	$362	$50	$229
Income per share (basic and diluted) from discontinued operations	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding	56,968	56,952	56,960	56,812

 (13) SUBSEQUENT EVENTS

Litigation and SEC Investigation

On July 15, 2010, we were notified by the Enforcement Division of the SEC that it had completed its two year investigation of the Company and does not intend to recommend any enforcement action by the SEC.

On July 23, 2010, a purported class action was filed in the Supreme Court of the State of New York against NexCen Brands, members of the Company’s Board of Directors and management, LLCP, and GFG. This action is captioned: Soheila Rahbari v. NexCen Brands, Inc., et al., Index No. 651063/2010. The complaint alleges, among other things, that certain of the Company’s directors and officers breached their fiduciary duties of candor, loyalty, due care, independence, good faith and fair dealing in connection with the proposed sale of the Company’s franchise business assets to GFG. Plaintiff seeks injunctive relief, rescission, constructive trust and an award of costs including attorneys’ fees. On July 28, 2010, the Company removed the lawsuit to the United States District Court for the Southern District of New York.

On July 30, 2010, the court dismissed the amended complaint in the federal shareholder derivative action pending in the United States District Court for Southern District of New York against the directors and former directors of NexCen, captioned: Soheila Rahbari v. David Oros, Robert W. D’Loren, James T. Brady, Paul Caine, Jack B. Dunn IV, Edward J. Mathias, Jack Rovner, George Stamas & Marvin Traub, No. 08-CV-5843 (filed on June 27, 2008).

Asset Sale and Debt Repayment

On July 29, 2010, a special meeting of the Company’s stockholders was held.  At the special meeting, the stockholders approved:  1) the Asset Sale; 2) the plan of complete dissolution and liquidation of NexCen, including the liquidation and dissolution of NexCen contemplated thereby, following the closing of the Asset Sale; 3) an amendment to NexCen’s certificate of incorporation to reduce the number of authorized shares of capital stock from 1 billion shares of common stock and 1.0 million shares of preferred stock to 100.0 million shares of common stock and 1.0 million shares of preferred stock; and 4) the authorization for the NexCen Board of Directors to adjourn the special meeting, in its discretion, if the voting power of holders of NexCen common stock represented and voting in favor of the Asset Sale proposal, the plan of dissolution proposal or the share reduction proposal is insufficient to approve any of such proposals under Delaware law.

On July 30, 2010, NexCen completed the Asset Sale and received cash proceeds of approximately $8.8 million after payment of transaction expenses, purchase price adjustments specified in the sale agreement and pay-off of our debt.  The final sale proceeds remain subject to a post-closing adjustment and may result in NexCen receiving additional funds or being required to make a payment to GFG. In accordance with the terms of the Acquisition Agreement, GFG acquired the subsidiaries of the Company that own the Company’s franchise business assets and also the Company’s franchise management operations, including the Company’s management operations in Norcross, Georgia, and its cookie dough and pretzel mix factory and research facility in Atlanta, Georgia. Specifically, the Company (i) sold to GFG all of the Company’s equity interests in TAF Australia, LLC; (ii) caused NexCen Holding Corporation to sell to GFG all of its equity interests in Athlete’s Foot Brands, LLC, The Athlete’s Foot Marketing Support Fund, LLC, GAC Franchise Brands, LLC, GAC Manufacturing, LLC, GAC Supply, LLC, MaggieMoo’s Franchise Brands, LLC, Marble Slab Franchise Brands, LLC, PM Franchise Brands, LLC, PT Franchise Brands, LLC, and ShBx IP Holdings LLC; (iii) caused NB Supply Management Corp. to sell to GFG certain specified assets, and to assign to GFG certain specified liabilities; and (iv) caused NFM to sell to GFG certain specified assets, and to assign to GFG certain specified liabilities. As a result of the Asset Sale, effective as of July 30, 2010, NexCen is a shell company with no remaining material assets, as defined in Rule 12b-2 of the Securities Act of 1934, as amended.

In conjunction with the Asset Sale, BTMUCC accepted $98.0 million of the sales proceeds from the Asset Sale in full satisfaction of the outstanding borrowings under the BTMUCC Credit Facility. The BTMUCC Credit Facility was cancelled and all liens were released. We recorded a gain on the early extinguishment of our BTMUCC Credit Facility of $35.9 million, which we believe will be tax free due to the utilization of a portion of our NOL’s.  We anticipate that any remaining NOL’s will be forfeited in connection with the dissolution of the Company.  NexCen retained the balance of the sale proceeds from the Asset Sale, plus a portion of the cash on hand. Subject to the resolution of existing and contingent liabilities and claims, as required by Delaware law, it is expected that the plan of dissolution approved by the stockholders will result in a liquidating distribution to NexCen’s stockholders. As set forth in the June 11, 2010 proxy statement, NexCen Brands continues to estimate that upon the Company’s dissolution, the cash proceeds ultimately available for distribution to the holders of NexCen common stock will be between $0.12 and $0.16 per share of common stock.  However, NexCen cannot yet predict with certainty the timing or amount of any such distribution.  See Item 1A. Risk Factors.

Estimated Liquidating Distribution

Absent the emergence of a higher value alternative that the Company’s Board of Directors concludes it has a fiduciary obligation to explore, the Company intends to file a certificate of dissolution.  Pursuant to the plan of dissolution, the Company intends to liquidate all of its remaining non-cash assets, which is not expected to result in material, incremental value.  After paying or making reasonable provision for the payment of claims against and obligations of the Company as required by law, the Company intends to distribute any remaining cash to stockholders. The Company may defend suits and incur claims, liabilities and expenses (such as salaries and benefits, directors' and officers' insurance, payroll and local taxes, facilities expenses, legal, accounting and consulting fees, rent, and miscellaneous office expenses) in implementing the plan of dissolution and during the three years following the effective date of the dissolution of the Company.  Satisfaction of these claims, liabilities and expenses will reduce the amount of cash available for ultimate distribution to stockholders.  The Company continues to estimate that upon the Company’s dissolution, the cash proceeds ultimately available for distribution to the holders of the Company’s common stock will be between $0.12 to $0.16 per share of common stock. However, uncertainties as to the precise net value of our assets, the ultimate amount of our liabilities, the amount of operating costs during the liquidation and winding-up process and related timing to complete such transactions make it impossible to predict with certainty the actual net cash amount that will ultimately be available for distribution to our stockholders or the timing of any such distribution.

The following estimates are not guarantees, do not reflect the total range of possible outcomes and have not been audited.  Shareholders may receive substantially less than the amount currently estimated, or may not receive any liquidating distributions. The following is a projected liquidating distribution analysis (in millions):

	Low Range of Net Proceeds for Distribution ($, in millions)	High Range of Net Proceeds for Distribution ($, in millions)
Net Cash to NexCen(1)	$14.3	$ 14.9
Remaining NexCen Liabilities:
Employee Severance(2)	(2.9)	(2.9)
Accounts Payable	(1.3)	(1.2)
Settlement of Lease Liabilities(3)	(0.5)	(0.5)
Insurance	(0.7)	(0.7)
Other Operating Expenses(4)	(2.0)	(0.5)
Total	$(7.4)	$ (5.8)
Estimated Cash to Distribute to Stockholders	$6.9	$ 9.1
Estimated Per Share Distribution(5)	$0.12	$ 0.16

(1)
Estimated amounts include (i) proceeds from the Asset Sale of $112.5 million, after payment of $98.0 million to BTMUCC pursuant to the Accord and Satisfaction Agreement and closing adjustments specified in the Acquisition Agreement including an estimated working capital adjustment that is subject to a post-closing true-up 60 days after closing, which may result in the Company receiving additional funds or being required to make a payment to the Purchaser (ii) cash on hand at closing of the Asset Sale of $6.0 million retained by the Company, (iii) payment of transaction-related fees and expenses, which are currently estimated to range between approximately $4.0 and $4.2 million and (iv)  proceeds from tax refunds of approximately $40,000.

(2)
Estimated amounts assume that all remaining executive officers and corporate employees at NexCen's headquarters in New York and corporate employees in Norcross, Georgia will be terminated in connection with the consummation of the asset sale and the implementation of the plan of dissolution.

(3)
The Company has reached an agreement in principle to terminate its New York City headquarters corporate lease and vacate the premises by August 31, 2010 for a lump sum payment of approximately $1.1 million.  Estimated amounts are net of a $550,000 letter of credit issued to secure the New York City corporate lease.

(4)
Estimated amounts are for all claims, liabilities and expenses related to the implementation of the plan of dissolution and during the three years following the effective date of the dissolution of the Company, including but not limited to director fees, salaries of employees prior to their terminations and their benefits, directors' and officers' insurance, payroll and local taxes, facilities expenses, legal, accounting and consulting fees, rent, and miscellaneous office expenses. The estimated amounts assume that any costs including the amount of any settlements involved in resolving pending securities and class action litigation, aside from the Company’s insurance deductible, will be covered by available insurance for such matters.

(5)	Calculated based on 57,201,730 fully diluted shares (including only those outstanding options with an exercise price of not more than $0.16 per share) outstanding as of June 30, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In this Report, we make statements that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect,” and similar expressions often indicate that a statement is a “forward-looking statement.” Statements about non-historic results and potential future distributions to stockholders also are considered to be forward-looking statements.  None of these forward-looking statements are guarantees of future performance or events, and they are subject to numerous risks, uncertainties and other factors.  Given the risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements.  Factors that could cause or contribute to such differences include those discussed throughout this Report, including the factors set out in Item 1A of Part II, under the heading “Risk Factors,” factors discussed in our other reports filed with the Securities and Exchange Commission, and those discussed in Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”).  We note that a majority of the factors discussed in our 2009 10-K relate to the business that we sold in the Asset Sale and will not be applicable to our activities in the future.  Forward-looking statements reflect our reasonable beliefs and expectations as of the time we make them, and we have no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

As of June 30, 2010, and prior to the completion of the Asset Sale on July 30, 2010, NexCen was a strategic brand management company that owned and managed a portfolio of seven franchised brands, operating in a single business segment: Franchising. These brands included five QSR brands (Great American Cookies, Marble Slab Creamery, MaggieMoo’s, Pretzel Time and Pretzelmaker) and two retail footwear and accessories brands (TAF and Shoebox New York).  All seven franchised brands were managed by NFM, a wholly owned subsidiary of NexCen.  Our franchise network, across all of our brands, consisted of approximately 1,700 stores in 38 countries.

We earned revenues primarily from the franchising, royalty, licensing and other contractual fees that third parties paid us for the right to use the intellectual property associated with our brands and from the sale of cookie dough and other ancillary products to our Great American Cookies franchisees.

We discuss this business in detail in Item 1-Business of our 2009 10-K, and we discuss the risks that affected this business in Item 1A-Risk Factors of our 2009 10-K.

On July 30, 2010, we sold substantially all of our assets (including all of the franchise brands that we managed) in the Asset Sale.  Substantially all of our employees became employed by GFG, the buyer of our assets.  We received cash proceeds of $112.5 million in the Asset Sale, before payment of transaction expenses, purchase price adjustments specified in the Acquisition Agreement and payment of $98.0 million to BTMUCC in full satisfaction of our outstanding borrowings under the BTMUCC Credit Facility, which was terminated.  We no longer have any obligations under the BTMUCC Credit Facility, and our remaining assets are no longer subject to any liens or other restrictions in favor of BTMUCC.   Absent the emergence of a higher value alternative that the Company’s Board of Directors concludes it has a fiduciary obligation to explore, we intend to file a certificate of dissolution with the Secretary of State of Delaware and formally commence the process of dissolving and winding down NexCen, including all of our subsidiaries.  Our stockholders approved the Asset Sale and the plan of dissolution at the special meeting of stockholders held on July 29, 2010.  See Note 13 - “Subsequent Events,” under the heading “Estimated Liquidating Distribution.”

As a result of the completion of the Asset Sale, effective July 30, 2010 we ceased to have an operating business.  We also no longer have any outstanding indebtedness or other obligations under the BTMUCC Credit Facility.  We recorded a gain on the early extinguishment of our BTMUCC Credit Facility of $35.9 million, which we believe will be tax free due to the utilization of a portion of our NOL’s.  We anticipate that any remaining NOL’s will be forfeited in connection with the dissolution of the Company. After the payment to BTMUCC and the payment of various transaction-related costs and expenses, we retained approximately $8.8 million of the proceeds from the Asset Sale.  Consequently, as of August 1, 2010, we had approximately $15.0 million of cash on hand (including $1.0 million of restricted cash).  As of that date, we had approximately no other material assets and estimate approximately $5.8 to $7.4 million of liabilities.  See Note 13 - “Subsequent Events,” under the heading “Estimated Liquidating Distribution.”

In the dissolution process, we intend to dispose of our remaining non-cash assets, pay or otherwise resolve our existing and contingent liabilities and claims and distribute remaining cash proceeds to our stockholders.  We do not intend to acquire, commence or otherwise be involved in any other business or operations.  Subject to the resolution of existing and contingent liabilities and claims, as required by Delaware law, we expect that the dissolution process will result in a liquidating distribution to NexCen’s stockholders.  While we continue to estimate that the distribution to stockholders should be in the range of $0.12 to $0.16 per share, we cannot yet predict with certainty the timing or amount of such distribution.  The dissolution process and the payment of any distribution to stockholders involve substantial risks and uncertainties, as discussed below in Item 1A-Risk Factors.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are the accounting policies that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective or complex estimates and judgments.  Our critical accounting policies, as they relate to our franchise management business, include valuation of our deferred tax assets, valuation of trademarks and intangible assets, valuation of stock-based compensation and valuation of allowances for doubtful accounts.  We discuss these critical accounting policies in detail in our 2009 10-K in Item 7 under the heading “Critical Accounting Policies.”  We also discuss our significant accounting policies in Note 2 to our Unaudited Condensed Consolidated Financial Statements contained in this Report and in Notes 2 and 3 to our Audited Consolidated Financial Statements included in Item 8 in our 2009 10-K.

We discuss new accounting pronouncements in Note 2 to the Unaudited Condensed Consolidated Financial Statements contained in this Report.

SEASONALITY

The business associated with certain of the brands we owned and managed through July 30, 2010 is seasonal. However, we believe the seasonality of these brands is complementary, so that the Company’s operations did not experience material seasonality on an aggregate basis.  For example, average sales of the mall-based QSR brands (Great American Cookies, Pretzel Time, and Pretzelmaker) are higher during the winter months, especially in December, whereas average sales of the ice cream brands (MaggieMoo’s and Marble Slab Creamery) are higher in the summer months and lower during the winter months.

NON-GAAP FINANCIAL MEASURES

In discussing our financial results for the three and six months ended June 30, 2010 and 2009, we refer to certain non-GAAP financial measures, including total operating expenses, operating income, loss from continuing operations before income taxes and loss from continuing operations each as adjusted to exclude certain material special charges and expenses.  We believe that the use of these additional measures is appropriate to enhance an overall understanding of our past financial performance in light of these material special charges and expenses.  The adjustments to our GAAP results are made with the intent of providing both management and our investors with a more complete understanding of the underlying financial performance of the Company and our marketplace performance.  The presentation of this additional information is not meant to be considered in isolation or as a substitute for total operating expenses, operating income, loss from continuing operations before income taxes and loss from continuing operations prepared in accordance with GAAP.  The following table represents our unaudited operating results on a non-GAAP adjusted basis (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total revenues	$10,578	$11,781	$20,592	$23,741
Total operating expenses	(10,094)	(10,179)	(18,364)	(20,333)
Adjustments for special charges:
Special investigations (1)	-	52	-	85
Strategic initiative expenses (2)	1,551	-	1,700	-
Total operating expenses, as adjusted	(8,543)	(10,127)	(16,664)	(20,248)
Operating income, as adjusted	2,035	1,654	3,928	3,493
Total non-operating expenses	(2,540)	(2,299)	(4,935)	(4,763)
Loss from continuing operations before income taxes, as adjusted	(505)	(645)	(1,007)	(1,270)
Income taxes	(162)	(81)	(239)	(155)
Loss from continuing operations, as adjusted	$(667)	$(726)	$(1,246)	$(1,425)

(1)
The Company incurred outside legal fees related to special investigations conducted at the direction of the Audit Committee of the Board of Directors, the Company and the SEC, respectively, regarding the Company's public disclosure on May 19, 2008 of previously undisclosed terms of a January 2008 amendment of the BTMUCC Credit Facility.

(2)
The Company incurred legal costs, investment banking fees, incremental board fees and other costs associated with identifying and evaluating alternatives to our debt and capital structure and executing the Asset Sale and plan of dissolution.

RESULTS OF CONTINUING OPERATIONS FOR THREE MONTH PERIODS ENDED JUNE 30, 2010 AND JUNE 30, 2009

Royalty, Franchise Fee, Factory, Licensing and Other Revenues

We recognized $10.6 million in revenues for the three months ended June 30, 2010, a decrease of $1.2 million, or 10%, in revenues from the three months ended June 30, 2009. Of the $10.6 million in revenues recognized for the three months ended June 30, 2010, $5.4 million related to royalties, a decrease of $0.7 million, or 11%, from the 2009 comparable quarter; $4.3 million related to factory revenues from the sales of cookie dough and other products to our Great American Cookies franchisees, which remained the same as the 2009 comparable quarter; $0.6 million related to franchise fees, a decrease of $0.5 million, or 47%, from the 2009 comparable quarter; and $0.2 million related to licensing and other revenues, which decreased 11% as compared to the 2009 comparable quarter. Other revenues consist primarily of management fees paid to us from the Shoebox New York joint venture and rebates earned from vendors with which we conduct business.

Our royalty revenues have declined as a result of the quarter-over-quarter lower store count, reduced consumer spending which has affected all of our brands, as well as a decline in TAF revenue as a result of the August 6, 2009 TAF Australia and New Zealand licensing transaction.

We generally record franchise fee revenues upon the opening of the franchisee’s store, which is dependent on, among other factors, real estate availability, construction build-out, and financing. Thus, we experience variability in our initial franchise fee revenue from both our sales of new franchises and in the timing of the opening of the franchisee’s store. The quarter-over-quarter decrease in initial franchise fees reflects the difficulties we experienced in selling new franchises in light of the challenged economic environment and the lack of ready credit to current and prospective franchisees who generally depend upon financing from banks or other financial institutions in order to construct and open new units.

Cost of Sales

For the three months ended June 30, 2010, we incurred $2.7 million in cost of sales, which remained flat compared to the 2009 comparable quarter. Cost of sales is comprised of raw ingredients, labor and other direct manufacturing costs associated with our manufacturing facility. The gross profit margin on the manufacture and supply of cookie dough and the supply of ancillary products sold through our Great American Cookies franchised stores remained steady at 38% for the three months ended June 30, 2010 and 2009.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses consist primarily of compensation and personnel related costs, rent and facility related support costs,  travel, advertising, bad debt expense and stock compensation expense.

For the three months ended June 30, 2010, we recorded Franchising SG&A expenses of $3.5 million, a 2% increase from the 2009 comparable quarter. We recorded Corporate SG&A expenses of $1.5 million for the three months ended June 30, 2010, a decrease of 23% from the 2009 comparable quarter. This quarter-over-quarter decrease is primarily the result of cost reduction measures, resulting in, among other things, lower rent and banking fees, and the Company’s corporate restructuring in 2009 which has resulted in lower payroll costs.

Professional Fees

Franchising professional fees primarily consist of legal and accounting fees associated with franchising activities and trademark maintenance.  Corporate professional fees primarily consist of legal fees associated with public reporting, compliance and litigation, and accounting fees related to auditing and tax services.

For the three months ended June 30, 2010, we incurred professional fees related to franchising of $0.3 million, a decrease of 44% from the 2009 comparable quarter. We incurred corporate professional fees of $0.2 million for the three months ended June 30, 2010, a decrease of 65% from the 2009 comparable quarter. The quarter-over-quarter decrease in both franchising and corporate professional fees reflects negotiated reductions in fees and reduced need for outside professionals for reporting, compliance and litigation matters.

Strategic Initiative Expenses

Strategic initiative expenses of $1.6 million for the three months ended June 30, 2010 represent legal costs, incremental board fees and other related costs associated with identifying and evaluating alternatives to our debt and capital structure and implementing the Asset Sale and plan of dissolution.

Depreciation and Amortization

Depreciation expenses arise from property and equipment purchased for use in our operations.  We include depreciation relating to our factory operations in cost of sales. Amortization costs arise from amortizable intangible assets acquired in acquisitions.

For the three months ended June 30, 2010, we recorded depreciation and amortization expense of $0.3 million, a decrease of 64% from the 2009 comparable quarter. The quarter-over-quarter decrease is primarily the result of accelerated depreciation expense related to the New York headquarters office which ceased in August 2009.

Operating Income

As a result of the foregoing factors, operating income for the three months ended June 30, 2010 was $0.5 million, a decrease of 70% from the 2009 comparable quarter. Excluding special charges for strategic initiative expenses and special investigations (“as adjusted” or “adjusted”) adjusted operating  income for the three months ended June 30, 2010 was $2.0 million, an increase $0.4 million or  23% from the 2009 comparable quarter.

Interest Income

Interest income primarily reflects the interest earned on our average cash balances. Interest income also includes interest earned from the loan agreement with the TAF MSF.  For the three months ended June 30, 2010, we recognized interest income of $0.1 million compared to less than $0.1 million for the three months ended June 30, 2009.

Interest Expense

For the three months ended June 30, 2010, we recorded interest expense of $2.6 million, a decrease of 4% from the 2009 comparable quarter. Interest expense consists primarily of interest incurred in connection with our borrowings under the BTMUCC Credit Facility. Interest expense also includes amortization of deferred loan costs and debt discount of $0.3 million and $0.4 million, respectively, for the three months ended June 30, 2010 and 2009, and imputed interest of less than $0.1 million for both the three months ended June 30, 2010 and 2009, related to a long-term consulting agreement liability assumed in the TAF acquisition (which expires in 2028). The quarter-over-quarter decrease in interest expense is due primarily to decreased borrowings (including as a result of additional, unscheduled principal payments of $5.0 million in August 2009 and $1.4 million in February 2010) and lower interest rates on our variable rate debt. For additional details regarding the BTMUCC Credit Facility, see Note 7 –Debt to our Unaudited Condensed Consolidated Financial Statements contained in this Report.

Other Income

For the three months ended June 30, 2010 and 2009, we recorded other income of less than $0.1 million and $0.4 million, respectively. Other income consists primarily of earnings from our equity investment in Shoebox New York. The results for the three months ended June 30, 2009 include lease settlements of approximately $0.4 million.

Loss From Continuing Operations Before Income Taxes

As a result of the foregoing factors, loss from continuing operations before income taxes for the three months ended June 30, 2010 was $2.1 million, an increase in the loss of $1.4 million from the 2009 comparable quarter. Excluding the aforementioned special items, adjusted loss from continuing operations before income taxes for the three months ended June 30, 2010 was $0.5 million, an improvement of $0.1 million or 22% from the 2009 comparable quarter.

Income Taxes

For both the three months ended June 30, 2010 and 2009, we recorded a current provision for income taxes of $0.2 million and $0.1 million, respectively, consisting of state income taxes and foreign taxes withheld on franchise royalties received from foreign based franchisees in accordance with applicable tax treaties. We recorded no deferred income tax expense. We compute our current and deferred quarterly income tax expense or benefit based upon an estimate of the annual effective tax rate from continuing operations.

For a further discussion of the Company’s income taxes, including deferred tax assets and liabilities, see Note 9 – Income Taxes to our Unaudited Consolidated Financial Statements contained in this report.

RESULTS OF CONTINUING OPERATIONS FOR SIX MONTH PERIODS ENDED JUNE 30, 2010 AND JUNE 30, 2009

Royalty, Franchise Fee, Factory, Licensing and Other Revenues

We recognized $20.6 million in revenues for the six months ended June 30, 2010, a decrease of $3.1 million, or 13%, in revenues from the six months ended June 30, 2009. Of the $20.6 million in revenues recognized for the six months ended June 30, 2010, $10.4 million related to royalties, a decrease of $1.6 million, or 13%, from the 2009 comparable period; $8.5 million related to factory revenues from the sales of cookie dough and other products to our Great American Cookies franchisees, a decrease of $0.2 million, or 3%, from the 2009 comparable period; $1.1 million related to franchise fees, a decrease of $1.3 million, or 52%, from the 2009 comparable period; and $0.5 million related to licensing and other revenues, which decreased $0.1 million or 10% as compared to the 2009 comparable period. Other revenues consist primarily of management fees paid to us from the Shoebox New York joint venture and rebates earned from vendors with which we conduct business.

Our royalty revenues have declined as a result of the period-over-period lower store count, reduced consumer spending which has affected all of our brands, as well as a decline in TAF revenue as a result of the August 6, 2009 TAF Australia and New Zealand licensing transaction.

The period-over-period decrease in initial franchise fees reflects the difficulties we experienced in selling new franchises in light of the challenged economic environment and the lack of ready credit to current and prospective franchisees who generally depend upon financing from banks or other financial institutions in order to construct and open new units.

The period-over-period decrease in our factory revenue is due to lower consumer sales of products from our Great American Cookies franchised stores, resulting in decreased demand for cookie dough from our franchisees.

Cost of Sales

For the six months ended June 30, 2010, we incurred $5.4 million in cost of sales, a decrease of 3%, from the 2009 comparable period. Cost of sales is comprised of raw ingredients, labor and other direct manufacturing costs associated with our manufacturing facility. The gross profit margin on the manufacture and supply of cookie dough and the supply of ancillary products sold through our Great American Cookies franchised stores remained steady at 37% for the six months ended June 30, 2010 and 2009.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses consist primarily of compensation and personnel related costs, rent and facility related support costs,  travel, advertising, bad debt expense and stock compensation expense.

For the six months ended June 30, 2010, we recorded Franchising SG&A expenses of $6.5 million, a decrease of 2% from the 2009 comparable period. This period-over-period decrease reflects reductions in general office expenses as well as improved collections and fewer past due balances resulting in lower bad debt expense. We recorded Corporate SG&A expenses of $2.9 million for the six months ended June 30, 2010, a decrease of 28% from the 2009 comparable period. This period-over-period decrease is primarily the result of cost reduction measures, resulting in, among other things, lower rent and banking fees, and the Company’s corporate restructuring in 2009 which has resulted in lower payroll costs.

Professional Fees

Franchising professional fees primarily consist of legal and accounting fees associated with franchising activities and trademark maintenance.  Corporate professional fees primarily consist of legal fees associated with public reporting, compliance and litigation, and accounting fees related to auditing and tax services.

For the six months ended June 30, 2010, we incurred professional fees related to franchising of $0.6 million, a decrease of 40% from the 2009 comparable period. We incurred corporate professional fees of $0.8 million for the six months ended June 30, 2010, a decrease of 49% from the 2009 comparable period. The period-over-period decrease in both franchising and corporate professional fees reflects negotiated reductions in fees and reduced need for outside professionals for reporting, compliance and litigation matters.

Strategic Initiative Expenses

Strategic initiative expenses of $1.7 million for the six months ended June 30, 2010 represent legal costs, incremental board fees and other related costs associated with identifying and evaluating alternatives to our debt and capital structure and implementing the Asset Sale and plan of dissolution.

Depreciation and Amortization

Depreciation expenses arise from property and equipment purchased for use in our operations.  We include depreciation relating to our factory operations in cost of sales. Amortization costs arise from amortizable intangible assets acquired in acquisitions.

For the six months ended June 30, 2010, we recorded depreciation and amortization expense of $0.6 million, a decrease of 64% from the 2009 comparable period. The period-over-period decrease is primarily the result of accelerated depreciation expense related to the New York headquarters office which ceased in August 2009.

Operating Income

As a result of the foregoing factors, operating income for the six months ended June 30, 2010 was $2.2 million, a decrease of 35% from the 2009 comparable period. Excluding special charges for strategic initiative expenses and special investigations, adjusted operating  income for the six months ended June 30, 2010 was $3.9 million, an increase $0.4 million or 13% from the 2009 comparable period.

Interest Income

Interest income primarily reflects the interest earned on our average cash balances. Interest income also includes interest earned from the loan agreement with the TAF MSF.  For the six months ended June 30, 2010 and 2009, we recognized interest income of $0.1 million.

Interest Expense

For the six months ended June 30, 2010, we recorded interest expense of $5.2 million, a decrease of 6% from the 2009 comparable period. Interest expense consists primarily of interest incurred in connection with our borrowings under the BTMUCC Credit Facility. Interest expense also includes amortization of deferred loan costs and debt discount of $0.7 million and $0.8 million, respectively, for the six months ended June 30, 2010 and 2009, and imputed interest of less than $0.1 million for both the six months ended June 30, 2010 and 2009, related to a long-term consulting agreement liability assumed in the TAF acquisition (which expires in 2028). The period-over-period decrease in interest expense is due primarily to decreased borrowings (including as a result of additional, unscheduled principal payments of $5.0 million in August 2009 and $1.4 million in February 2010) and lower interest rates on our variable rate debt. For additional details regarding the BTMUCC Credit Facility, see Note 7 –Debt to our Unaudited Condensed Consolidated Financial Statements contained in this Report.

Other Income

For the six months ended June 30, 2010 and 2009, we recorded other income of $0.1 million and $0.7 million, respectively. Other income consists primarily of earnings from our equity investment in Shoebox New York.  The results for the six months ended June 30, 2009 also include lease settlements of approximately $0.4 million.

Loss From Continuing Operations Before Income Taxes

As a result of the foregoing factors, loss from continuing operations before income taxes for the six months ended June 30, 2010 was $2.7 million, an increase in the loss of 100% from the 2009 comparable period. Excluding the aforementioned special items, adjusted loss from continuing operations before income taxes for the six months ended June 30, 2010 was $1.0 million, an improvement of $0.3 million or 21% from the 2009 comparable period.

Income Taxes

For both the six months ended June 30, 2010 and 2009, we recorded a current provision for income taxes of $0.2 million, consisting of state income taxes and foreign taxes withheld on franchise royalties received from foreign based franchisees in accordance with applicable tax treaties. We recorded no deferred income tax expense. We compute our current and deferred quarterly income tax expense or benefit based upon an estimate of the annual effective tax rate from continuing operations.

For a further discussion of the Company’s income taxes, including deferred tax assets and liabilities, see Note 9 – Income Taxes to our Unaudited Consolidated Financial Statements contained in this report.

FINANCIAL CONDITION

In connection with the Asset Sale (See Note 13 – Subsequent Events, under the heading “Asset Sale and Debt Repayment”), BTMUCC accepted $98.0 million from the sale proceeds in full satisfaction of the outstanding indebtedness owed to BTMUCC under the BTMUCC Credit Facility.  As a result, as of the close of business on July 30, 2010, we did not owe anything further to BTMUCC and the BTMUCC Credit Facility has been cancelled.

During the six months ended June 30, 2010, our total assets decreased by $4.3 million, and our total liabilities decreased by $1.6 million.

As of June 30, 2010, we had short-term restricted cash of $0.5 million representing funds held in escrow pursuant to the Asset Sale.  As of December 31, 2009, we had short-term restricted cash of $1.4 million representing the cash held in lockbox accounts that we expected would not be released to the Company but instead would be applied to pay down principal of our debt. Under the BTMUCC Credit Facility, we were not reimbursed out of the cash in the lockbox accounts for any expenses paid in excess of our annual expense limit. Instead those amounts were released to BTMUCC to pay down principal in excess of scheduled principal payments. We exceeded the expense limit for 2009. Accordingly, in February 2010, this short-term restricted cash was released to BTMUCC to pay down $1.4 million of our debt.

As of June 30, 2010 we had long-term restricted cash of $0.8 million used as collateral for letters of credit on two leases, approximately $0.6 million for our New York office lease and $0.2 million for our NFM lease. As of December 31, 2009, we  had long-term restricted cash of $1.0 million consisting primarily of amounts to be used to fund the capital improvements to expand the production capabilities of our manufacturing facility, which amounts were substantially utilized as of June 30, 2010 to fund the balance of the capital improvements.
The following table reflects the use of net cash from operations, investing, and financing activities for the six month periods ended June 30, 2010 and 2009 (in thousands).

	June 30,
	2010	2009
Net (loss) income adjusted for non-cash activities	$(267)	$2,508
Working capital changes	1,713	(2,131)
Discontinued operations	50	229
Net cash provided by operating activities	1,496	606
Net cash provided by (used in) investing activities	107	(88)
Net cash used in financing activities	(3,380)	(774)
Net decrease in cash and cash equivalents	$(1,777)	$(256)

Cash flow from operating activities consists of (i) net income adjusted for depreciation, amortization and certain other non-cash items; (ii) changes in working capital; and (iii) cash flows from discontinued operations. We generated $1.5 million in cash provided by operating activities during in the six months ended June 30, 2010, an increase of $0.9 million from $0.6 million in the same period of 2009. The year-over-year improvement is primarily the result of increased cash from working capital, partially offset by declines in net income adjusted for non-cash activities.

Net cash provided by investing activities for the six months ended June 30, 2010 was $0.1 million, including a $1.1 million decrease in restricted cash, offset by $1.1 million of purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2009 was $0.1 million.

Net cash used in financing activities for the six months ended June 30, 2010 and 2009 was $3.4 million and $0.8 million, respectively, consisting of principal payments on debt and payments of contingent consideration related to a settlement agreement with the former owners of MaggieMoo’s. In February 2010, we made a $1.4 million additional principal payment given that we exceeded our 2009 expense limit under the BTMUCC Credit Facility.  See Note 7 – Debt.

CONTRACTUAL OBLIGATIONS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Off Balance Sheet Arrangements

We maintained advertising funds in connection with our franchised brands (“Marketing Funds”). Franchisees fund the Marketing Funds pursuant to franchise agreements. We considered these Marketing Funds to be separate legal entities from the Company and used them exclusively for marketing of the respective franchised brands. TAF MSF is a Marketing Fund for the TAF brand. Historically, on an as needed basis, we advanced funds to the TAF MSF under a loan agreement. The terms of the loan agreement included a borrowing rate of prime plus 2%, and repayment by the TAF MSF with no penalty, at any time. As of June 30, 2010, we had a receivable balance of $1.0 million from the TAF MSF. We do not consolidate Marketing Funds. For further discussion of Marketing Funds, see Note 2(q) to our Unaudited Condensed Consolidated Financial Statements contained in this report.

As a result of the Asset Sale, we no longer maintain the Marketing Funds.  See Note 13 – Subsequent Events, under the heading “Asset Sale and Debt Repayment.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2010. Disclosure controls and procedures refer to controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Following the Asset Sale, all of the employees of NFM resigned from the Company and became the employees of GFG, including Mark Stanko who, prior to the Asset Sale, was the chief financial officer of the Company and NFM.  These changes in the Company’s employees and officers will affect the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11 to the Unaudited Condensed Consolidated Financial Statements contained in this report.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in  “Forward-Looking Statements,” in Part I, Item 2 of this Report and in Part I - Item 1A of the 2009 10-K.  As of the date of this filing, the following are material changes in the risk factors previously disclosed in Part I - Item 1A of the 2009 10-K.

The amount or timing of any distributions to our stockholders is difficult to estimate because there are many factors, some of which are outside of our control, that could affect our ability to make such distributions.

We are proceeding with the plan of dissolution approved by the stockholders of the Company.  However, the timing and amount of any distributions to our stockholders is difficult to estimate and is subject to variation, including because of matters beyond our control. The timing and amount of any such distributions will depend upon a variety of factors, including but not limited to, the impact of any negative adjustments to the purchase price for the Asset Sale (pursuant to the terms of the Acquisition Agreement), the amount we are required to pay to satisfy our known liabilities and obligations, the amount of liabilities and obligations that we incur in the future, our future operating costs, potential limitations on the use of our tax loss carry-forwards to offset any taxable gain arising out of the Asset Sale, the resolution of currently known contingent liabilities, the amount of any unknown or contingent liabilities of which we become aware in the future, general business and economic conditions, and other similar matters. We will continue to incur claims, liabilities and expenses from operations (such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal and accounting fees, compliance costs, and miscellaneous office expenses) as we wind down the business.  As a result, if the dissolution process takes longer than currently estimated, we are likely to have less money available to distribute to our stockholders.  For all of these reasons, any estimates regarding our anticipated expense levels and the amount we would expect to have available to distribute to our stockholders  may be inaccurate.

Our Board of Directors may abandon or delay implementation of the plan of dissolution.

Our Board of Directors has approved the Asset Sale and has adopted and approved a plan of dissolution for the dissolution and winding-down of the Company following the closing of the Asset Sale.  However, our Board of Directors may, in its sole discretion, abandon the plan of dissolution if our Board of Directors concludes that its fiduciary obligations require it to pursue business opportunities that present themselves or to abandon the plan of dissolution.  If our Board of Directors elects to pursue any alternative to the plan of dissolution, the value of our common stock may decline, and our stockholders may not receive any of the funds currently estimated to be available for distribution pursuant to the plan of dissolution.

Further stockholder approval may not be required in connection with the implementation of the plan of dissolution, including for the sale of all or substantially all of our remaining non-cash assets as contemplated in the plan of dissolution.

Stockholder approval of the plan of dissolution authorized our Board of Directors to do and perform, or to cause our executive officers to do and perform, any and all acts and to make, execute, deliver or adopt any and all agreements, resolutions, conveyances, certificates and other documents of every kind that our Board of Directors deems necessary, appropriate or desirable, in the absolute discretion of our Board of Directors, to implement the plan of dissolution and the transactions contemplated thereby, including all filings or acts required by any state or federal law or regulation to wind up our affairs. Accordingly, we may dispose of any and all of our other remaining non-cash assets, consisting of any office furniture, equipment, supplies and other miscellaneous assets, without further stockholder approval.  As a result, our Board of Directors may authorize actions in implementing the plan of dissolution, including the terms and prices for the sale of our remaining non-cash assets, with which our stockholders may not agree.

We will continue to incur the expenses of complying with public company reporting requirements until either the SEC provides relief from such reporting requirements, the deregistration of our shares or the Company's dissolution.

We will continue to have an obligation to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, until the Company is permitted to deregister its shares under the Exchange Act or the Company is dissolved.  In order to curtail the economically burdensome expenses that the Company would incur to comply with our Exchange Act reporting requirements, we intend to seek deregistration of our shares of common stock or other relief from the SEC from our reporting obligations.  To the extent that we are unable to deregister our shares or the SEC denies such relief, we will be obligated to continue complying with the applicable reporting requirements of the Exchange Act.  The expenses we incur in complying with the applicable reporting requirements will reduce the assets available for distribution to our stockholders.

Distributions to our stockholders could be delayed.

All or a portion of the distribution could be delayed, depending on many factors, including if:
•
a creditor or other third party seeks an injunction against the making of distributions to our stockholders on the grounds that the amounts to be distributed are needed to provide for the satisfaction of our liabilities or other obligations,

•	we are unable to settle, resolve or dispose of pending lawsuits in a timely fashion, we may be exposed to contingent liabilities and be required to make appropriate reserves for such matters,
•	we become a party to new lawsuits or other claims asserted by or against us, including any claims or litigation arising in connection with the Asset Sale or our decision to liquidate and dissolve,
•	we are unable to sell our remaining non-cash assets, consisting of any office furniture, equipment, supplies and other miscellaneous assets, or if such sales take longer than expected,
•	we are unable to resolve claims with creditors or other third parties, or if such resolutions take longer than expected,
•	we encounter unexpected delays imposed by regulators or state agencies.

Any of the foregoing could delay or substantially diminish the amount available for distribution to our stockholders.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, a stockholder could be held liable for payment to the Company's creditors up to the amount actually distributed to such stockholder.

Once the Company files the certificate of dissolution, the Company will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware courts shall direct, for the sole purpose of winding down our business and affairs.  Following the effective date of the dissolution, we will pay or make reasonable provision to pay all claims and obligations, including all contingent, conditional or unmatured contractual claims, known to us. We also may obtain and maintain insurance coverage or establish and set aside a reasonable amount of cash or other assets as a contingency reserve to satisfy claims against and obligations of the Company.  If the amount of the contingency reserve, insurance and other resources calculated to provide for the satisfaction of liabilities and claims is insufficient to satisfy the aggregate amount ultimately found payable in respect of our liabilities and claims against us, each stockholder could be held liable for amounts due to creditors up to the amounts distributed to such stockholder under the plan of dissolution.  In such event, a stockholder could be required to return all amounts received as distributions pursuant to the plan of dissolution and ultimately could receive nothing under the plan of dissolution.  Moreover, for federal income tax purposes, payments made by a stockholder in satisfaction of our liabilities not covered by the cash or other assets in our contingency reserve or otherwise satisfied through insurance or other reasonable means generally would produce a capital loss for such stockholder in the year the liabilities are paid.  The deductibility of any such capital loss generally would be subject to limitations for income tax purposes.

Stockholders may not be able to recognize a loss for federal income tax purposes until they receive a final distribution from us.

As a result of our dissolution and liquidation, for federal income tax purposes, our stockholders generally will recognize gain or loss equal to the difference between (1) the sum of the amount of cash and the fair market value (at the time of distribution) of property, if any, distributed to them, and (2) their tax basis for their shares of our common stock.  Liquidating distributions pursuant to the plan of dissolution may occur at various times and in more than one tax year.  Any loss generally will be recognized by a stockholder only when the stockholder receives our final liquidating distribution to the stockholders, and then only if the aggregate value of all liquidating distributions with respect to a share is less than the stockholder's tax basis for that share. Stockholders are urged to consult their own tax advisors as to the specific tax consequences to them of our dissolution and liquidation pursuant to the plan of dissolution.

The directors and officers of the Company will receive indemnification benefits as a result of the Asset Sale and the dissolution and liquidation.

We will continue to indemnify each of our current and former directors and officers to the fullest extent permitted under Delaware law and our certificate of incorporation and bylaws as in effect immediately prior to the filing of the certificate of dissolution.  In addition, we will maintain our current directors' and officers' insurance policy for six years after the Asset Sale for claims made with respect to the wind down operations as well as acts that occurred through consummation of the Asset Sale. Pursuant to the terms of the Acquisition Agreement, the Company was required to obtain runoff coverage for at least six years after the Asset Sale.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

Appointment of Principal Financial Officer and President

As previously reported in a Current Report on Form 8-K filed by the Company on August 2, 2010, in connection with the Asset Sale, the Company’s Chief Financial Officer resigned and commenced employment with GFG. As a result, on August 4, 2010, the Company’s Board of Directors appointed Kenneth J. Hall to the position of Chief Financial Officer, effective immediately.  Mr. Hall will serve in this position, in addition to his current position of Chief Executive Officer, until his expected departure from the Company later this month in connection with the Company’s wind down.  In his capacity as Chief Financial Officer, Mr. Hall will serve as the principal financial officer of the Company.

The Company has decided to engage XRoads Solutions Group, LLC (“XRoads”) to assist in the wind down and liquidation of the Company.  On August 4, 2010, the Board of Directors of the Company appointed Dennis Simon, the Managing Principal of XRoads, to the position of President, effective immediately.  In this capacity, Mr. Simon will oversee the wind down of the Company.  The Company is negotiating the final terms of a formal agreement with XRoads, and Mr. Simon will not receive any separate compensation for serving as President.

Mr. Hall, age 52, joined the Company on March 25, 2008 as Executive Vice President, Chief Financial Officer and Treasurer.  He was appointed Chief Executive Officer of the Company on August 15, 2008.  Prior to joining the Company, Mr. Hall served as the Chief Financial Officer and Treasurer of Seevast Corp., a position he held from April 2005 to February 2008.  From December 2003 to March 2005, Mr. Hall worked as an independent consultant advising companies on strategic and financial matters.  From July 2001 to November 2003, he served as Executive Vice President, Chief Financial Officer and Treasurer of Mercator Software, Inc.  Mr. Hall holds a B.S. in Finance from Lehigh University and a M.B.A. from Golden Gate University.

Dennis Simon, age 68, is a Founder and the Managing Principal of XRoads, a turnaround and restructuring company that offers a range of professional services designed to enhance the value of both distressed and healthy companies.  Mr. Simon also leads XRoads’ Corporate Restructuring practice, which focuses on distressed and under-valued companies and their constituents.  Before founding XRoads in 1996, Mr. Simon headed the business turnaround services practice, western region, for PricewaterhouseCoopers from 1992 to 1996.  Mr. Simon holds a B.A. in Economics from American International College and a M.B.A. with distinction from Harvard University.

Separation Agreements

In connection with the Asset Sale, on August 5, 2010, the Company entered into a Separation Agreement and Release of Claims with each of Kenneth J. Hall, Chief Executive Officer and Chief Financial Officer of the Company, and Sue J. Nam, General Counsel and Secretary of the Company (each, a “Separation Agreement” and together, the “Separation Agreements”).  The descriptions of the Separation Agreements set forth herein are qualified in their entirety by reference to the full text of the Separation Agreements, which are attached hereto as Exhibits 10.6 and 10.7 and which are incorporated herein by reference.

The last day of employment for Mr. Hall will be August 13, 2010 and for Ms. Nam will be August 17, 2010.  The Separation Agreements generally provide for severance benefits that are materially consistent with the severance benefits contained under the employment agreements for each of the executives upon a termination of employment by the Company without “cause” (as defined in the employment agreements). However, in light of the pending cessation of operations and wind-up of the Company, the Company has agreed to waive the application of the post-termination non-competition covenant contained in the employment agreements for each of the executives.

 ITEM 6. EXHIBITS

Exhibits

*2.1	Acquisition Agreement, dated as of May 13, 2010, by and between NexCen Brands, Inc. and Global Franchise Group, LLC. (Designated as Exhibit 2.1 to the Form 8-K filed on May 17, 2010)

*2.2	Plan of Complete Dissolution and Liquidation of NexCen Brands, Inc. (Designated as Annex B to the Definitive Proxy Statement filed on June 11, 2010)

*3.1	Certificate of Incorporation of NexCen Brands, Inc. (Designated as Exhibit 3.1 to the Form 10-Q filed on August 5, 2005)

*3.2	Certificate of Amendment of Certificate of Incorporation of NexCen Brands, Inc. (Designated as Exhibit 3.1 to the Form 8-K filed on November 1, 2006)

*3.3	Certificate of Amendment of Certificate of Incorporation of NexCen Brands, Inc. (Designated as Annex C to the Definitive Proxy Statement filed on June 11, 2010)

*3.4	Amended and Restated By-laws of NexCen Brands, Inc. (Designated as Exhibit 3.1 to the Form 8-K filed on March 7, 2008)

*10.1
Waiver and Tenth Amendment dated April 20, 2010, by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, and BTMU Corporation. (Designated as Exhibit 10.1 to the Form 8-K filed on April 20, 2010)

10.2	Lease between Deka First Real Estate USA L.P. and Aether Holdings, Inc., dated September 29, 2006

10.3	First Amendment of Lease between NexCen Brands, Inc. and 1330 Acquisition Co. LLC, dated April 29, 2010. (Designated as Exhibit 10.7 to the Form 10-Q filed on May 17, 2010)

*10.4
Accord and Satisfaction Agreement, dated as of May 13, 2010, by and among NexCen Brands, Inc., NexCen Holding Corporation, the Subsidiary Borrowers parties thereto, the Managers parties thereto, BTMU Capital Corporation, as Agent for the Noteholders, and the Noteholders (as defined in the agreement).  (Designated as Exhibit 10.1 to the Form 8-K filed on May 17, 2010)

*10.5
Waiver and Omnibus Amendment dated as of May 13, 2010, by and among BTMU Capital Corporation as Agent and as Noteholder, NexCen Holding Corporation as Issuer, NexCen Brands, Inc., and the Subsidiary Borrowers parties thereto. (Designated as Exhibit 10.2 to the Form 8-K filed on May 17, 2010)

*+10.6	Separation Agreement dated August 5, 2010 by and between NexCen Brands, Inc. and Kenneth J. Hall.

*+10.7	Separation Agreement dated August 5, 2010 by and between NexCen Brands, Inc. and Sue J. Nam.

31.1	Certification pursuant to 17 C.F.R § 240.15d−14 (a), as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002 for Kenneth J. Hall.

**32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002 for Kenneth J. Hall.

* Incorporated by reference.

** These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Quarterly Report on Form 10-Q or as a separate disclosure document.

+Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2010.

NEXCEN BRANDS, INC.

By:	/s/ Kenneth J. Hall
KENNETH J. HALL
Chief Executive Officer and Chief Financial Officer